Form 10-Q
period 2013-09-30
RingCentral Inc
filed 2013-11-13
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

Commission File Number: 001-36089

RingCentral, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3322844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Fashion Island Boulevard, Suite 700

San Mateo, California 94404

(Address of principal executive offices)

(650) 472-4100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 4, 2013, there were 8,625,000 shares of Class A Common Stock issued and outstanding and 53,609,008 shares of Class B Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our future financial performance;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;

•	anticipated trends, developments and challenges in our business and in the markets in which we operate;

•	our ability to anticipate and adapt to future changes in our industry;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	maintaining and expanding our customer base

•	maintaining, expanding and responding to changes in our relationships with other companies;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to sell our products;

•	our ability to expand internationally;

•	the impact of seasonality on our business;

•	the impact of any failure of our solutions or solution innovations;

•	our reliance on our third-party service providers;

•	the potential effect on our business of litigation to which we may become a party;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward looking statements, even if new information becomes available in the future

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$25,452	$37,864
Accounts receivable, net	2,492	2,690
Inventory	2,034	833
Prepaid expenses and other current assets	11,656	3,408
Total current assets	41,634	44,795
Property and equipment, net	17,301	17,008
Other assets	1,828	1,551
Total assets	$60,763	$63,354
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,494	$4,553
Accrued liabilities	20,484	21,487
Current portion of capital lease obligation	338	312
Current portion of long-term debt	9,617	7,636
Deferred revenue	15,573	11,291
Total current liabilities	52,506	45,279
Long-term debt	27,777	12,428
Sales tax liability	4,003	3,877
Capital lease obligation	365	703
Other long-term liabilities	1,422	996
Total liabilities	86,073	63,283

Commitments and contingencies (Note 5)

Shareholders’ equity (deficit):
Convertible preferred stock	—	74,020
Common stock	5	2
Additional paid-in capital	91,228	9,791
Accumulated other comprehensive loss	(154)	(85)
Accumulated deficit	(116,389)	(83,657)
Total shareholders’ equity (deficit)	(25,310)	71
Total liabilities and shareholders’ equity (deficit)	$60,763	$63,354

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Services	$37,925	$27,290	$104,669	$74,989
Product	4,009	2,298	10,494	6,412
Total revenues	41,934	29,588	115,163	81,401
Cost of revenues:
Services	12,080	9,191	34,178	26,310
Product	3,888	2,041	10,189	6,223
Total cost of revenues	15,968	11,232	44,367	32,533
Gross profit	25,966	18,356	70,796	48,868

Operating expenses:
Research and development	8,150	6,544	24,260	17,582
Sales and marketing	18,889	13,781	52,355	39,625
General and administrative	7,078	7,069	24,859	19,147
Total operating expenses	34,117	27,394	101,474	76,354
Loss from operations	(8,151)	(9,038)	(30,678)	(27,486)

Other income (expense), net:
Interest expense	(995)	(553)	(2,222)	(784)
Other income (expense), net	348	48	102	20
Other income (expense), net	(647)	(505)	(2,120)	(764)
Loss before provision (benefit) for income taxes	(8,798)	(9,543)	(32,798)	(28,250)
Provision (benefit) for income taxes	54	25	(66)	57
Net loss	$(8,852)	$(9,568)	(32,732)	$(28,307)
Net loss per common share:
Basic and diluted	$(0.36)	$(0.43)	$(1.41)	$(1.27)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	24,452	22,372	23,290	22,273

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(8,852)	$(9,568)	$(32,732)	$(28,307)
Other comprehensive loss:
Foreign currency translation adjustments, net	(313)	(71)	(69)	(65)
Comprehensive loss	$(9,165)	$(9,639)	$(32,801)	$(28,372)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(32,732)	$(28,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,606	4,389
Share-based compensation	4,546	1,984
Noncash interest and other expense related to warrants issued in connection with debt agreements	412	169
Changes in assets and liabilities
Accounts receivable	198	(749)
Inventory	(1,202)	435
Prepaid expenses and other current assets	(4,340)	(2,123)
Other assets	(200)	(405)
Accounts payable	1,652	(3,387)
Accrued liabilities	(366)	13,175
Deferred revenue	4,283	2,226
Other liabilities	553	544
Net cash used in operating activities	(20,590)	(12,049)
Cash flows from investing activities:
Purchases of property and equipment	(9,024)	(6,620)
Restricted investments	(130)	—
Net cash used in investing activities	(9,154)	(6,620)
Cash flows from financing activities:
Net proceeds from debt agreements	22,907	24,538
Proceeds from preferred stock warrants issued in connection with debt agreements	1,625	501
Repayment of debt	(5,928)	(3,039)
Repayment of capital lease obligations	(312)	(576)
Payment of deferred initial public offering costs	(1,773)	—
Proceeds from exercise of stock options and common stock warrants	835	403
Net cash provided by financing activities	17,354	21,827
Effect of exchange rate changes on cash and cash equivalents	(22)	(2)
Net increase (decrease) in cash and cash equivalents	(12,412)	3,156
Cash and cash equivalents:
Beginning of period	37,864	13,577
End of period	$25,452	$16,733
Supplemental disclosure of cash flow data:
Cash paid for interest	$1,187	$476
Cash paid for income taxes	31	54
Noncash financing activities:
Change in liability for unvested exercised options	$95	$11
Issuance of common stock in connection with legal settlement	257	—
Deferred debt issuance cost recorded in connection with issuance of preferred stock warrants	—	122
Accrued liability for deferred initial public offering costs	2,135	—
Conversion of convertible preferred stock into common stock	74,020	—
Reclassification of preferred stock warrants from liability to equity	820	—
Equipment purchased and unpaid at period end	570	702
Equipment purchased under capital lease	—	1,329

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

RingCentral, Inc. (“the Company”) is a provider of software-as-a-service (“SaaS”) solutions for business communications. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.   The Delaware Certificate of Incorporation provides for two classes of common stock upon the effectiveness of our initial public offering (“IPO”): Class A and Class B common stock, both with a par value of $0.0001 per share.  Holders of our Class A common stock and Class B common stock have identical rights, however that holders of Class A common stock are entitled to one vote per share of Class A common stock and holders of Class B common stock are entitled to 10 votes per share of Class B common stock on all matters submitted to the stockholders for approval.  The shareholders’ equity section of the Company’s condensed consolidated balance sheets have been prepared to conform with Delaware law for all periods presented.  The Company is headquartered in San Mateo, California.

Initial Public Offering

On October 2, 2013, the Company closed its IPO and sold 8,625,000 shares of Class A common stock to the public, including the underwriters’ overallotment option of 1,125,000 shares of Class A common stock and 80,000 shares of Class A common stock sold by selling stockholders, at a price of $13.00 per share.  The Company received aggregate proceeds of $103,309,000 from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3,909,000.  The net proceeds and other impacts of the IPO described above are not reflected in the condensed consolidated financial statements at September 30, 2013, as the Company received the proceeds following the end of the fiscal quarter. Upon effectiveness of the Company’s registration statement on Form S-1 (the “Registration Statement”) and the filing of the Certificate of Incorporation in Delaware on September 26, 2013, all shares of the Company’s outstanding convertible preferred stock automatically converted into 30,368,527 shares of Class B common stock, and all shares of the Company’s outstanding common stock automatically converted into 23,316,877 shares of Class B common stock, resulting in 53,685,404 total shares of Class B common stock outstanding at September 30, 2013.  Immediately following the closing of the IPO, the Company had 8,625,000 shares of Class A common stock and 53,605,404 shares of Class B common stock outstanding.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2013. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes presented in the Company’s final prospectus filed with the SEC on September 27, 2013 pursuant to Rule 424(b) of the Securities Act of 1933 (“the final prospectus”). There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012 included in the Company’s final prospectus for its IPO.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenue, accounts receivable, the allowance for doubtful accounts, inventory and inventory reserves, share-based compensation, capitalized software development costs, provision for income taxes, uncertain tax positions, loss contingencies and accrued liabilities. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for interim and fiscal reporting periods beginning after December 15, 2012, with early adoption permitted.  The Company has adopted this standard during the first quarter of 2013.  The adoption of this standard expanded the consolidated financial statement footnote disclosures, however there were no amounts reclassified out of accumulated other comprehensive income in any period presented.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company did not early adopt this pronouncement.  The ASU should be applied prospectively to all UTBs that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of this guidance to have any significant impact on the Company’s consolidated financial statements.

Note 2. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Cash	$13,220	$3,599
Money market funds	12,232	34,265
Total cash and cash equivalents	$25,452	$37,864

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable-trade	$1,784	$2,683
Unbilled accounts receivable-trade	833	440
Allowance for doubtful accounts	(125)	(433)
Accounts receivable, net	$2,492	$2,690

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred initial public offering costs	$3,909	$—
Settlements receivable from credit card transaction processors	2,535	1,626
Other non-trade receivables from third parties	2,268	24
Prepaid expenses	2,656	1,596
Other current assets	288	162
Total prepaid expenses and other current assets	$11,656	$3,408

Property and equipment, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Computer hardware and software	$33,402	$27,292
Furniture and fixtures	1,090	700
Leasehold improvements	845	441
Property and equipment, gross	35,337	28,433
Less: accumulated depreciation	(18,036)	(11,425)
Property and equipment, net	$17,301	$17,008

Accrued liabilities consisted of (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation and benefits	$4,066	$3,216
Accrued sales, use and telecom related taxes	4,399	4,580
Accrued initial public offering costs	2,100	—
Accrued expenses	8,451	11,998
Accrued legal settlements	750	1,075
Other	718	618
Total accrued liabilities	$20,484	$21,487

Note 3. Fair Value of Financial Instruments

The Company carries certain financial assets consisting of money market funds and certificates of deposit at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1: Observable inputs which include unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3: Unobservable inputs that are supported by little or no market activity and that are based on management’s assumptions, including fair value measurements determined by using pricing models, discounted cash flow methodologies or similar techniques.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	Balance at September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$12,232	$12,232	$—	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

	Balance at December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$34,265	$34,265	$—	$—
Other assets:
Certificates of deposit	$500	$—	$500	$—

In June 2013 and August 2013, the Company issued preferred stock warrants in connection with debt agreements that were recorded as liabilities at issuance and were carried at fair value through September 26, 2013, the date of the effectiveness of the Registration Statement and the filing of its Certificate of Incorporation in Delaware, after which the fair value of these financial instruments were reclassified to shareholders’ equity.  The Company’s preferred stock warrants automatically converted to common stock warrants upon the effectiveness of the Registration Statement and the filing of its Certificate of Incorporation in Delaware on September 26, 2013.  The fair value of the warrants at the issuance dates in June 2013 and August 2013 were $265,000 and $495,000, respectively.  The fair value of the June 2013 and August 2013 warrants at the date of reclassification were $320,000 and $500,000, respectively.  The fair value of preferred stock warrants was determined by the Black-Scholes option pricing model which is a technique using level 3 inputs which are detailed in Note 4.

The Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, are carried at cost which approximates fair value due to the relatively short maturity of those instruments. Based on borrowing rates available to the Company for loans with similar terms and considering our credit risks, the carrying value of debt approximates fair value.

Note 4. Debt

Loan and Security Agreement with Bank

In February 2009, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) that was last amended in August 2013. Under this agreement the Company borrowed $2,500,000 on a term loan in January 2010 and $8,000,000 on a term loan in March 2012, which was equal to the full final lending commitment. The 2010 term loan was repaid in 30 equal monthly installments of principal and interest, which accrued at an annual fixed rate of 6.5%. In addition, a final terminal payment was made at maturity equal to 3.5% of the original loan principal.  The 2010 term loan was repaid in full during the third quarter of 2012. The 2012 term loan is required to be repaid in 36 equal monthly installments of principal plus interest, which accrues at a floating annual rate equal to prime plus 2.75%. In addition, a final terminal payment is due at maturity equal to 0.5% of the original loan principal.

In August 2013, the Company entered into an amended loan and security agreement with SVB (the “Amended SVB Credit Agreement”), which provides for a revolving line of credit of up to $15,000,000 and a term loan of up to $5,000,000. The revolving line of credit bears interest at a floating annual rate of prime plus 2.0%, which must be paid monthly, and all outstanding principal and unpaid interest must be repaid by August 13, 2015. The term loan bears interest at a fixed annual rate of 11.0%, which must be paid monthly, and all principal amounts and unpaid interest must be repaid by August 1, 2016, unless the Company voluntarily repays the balance at an earlier date without penalty. A final payment of 2.75% of the amount advanced under the term loan is due upon repayment of this loan at maturity or prepayment of this loan. On August 14, 2013, the Company borrowed $10,778,000 under the revolving line of credit, which represented the full available borrowing capacity on that date. The borrowing limit available under the revolving line of credit increases as the principal balance of the existing $8,000,000 term loan from SVB is repaid subject to limits

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

based on recurring subscription revenue. The Company does not expect this requirement will limit the amount of borrowings available under the line of credit. The existing term loan had an outstanding balance of $4,222,000 on the amendment date.  At September 30, 2013, the principal balance and available borrowing capacity of the revolving line of credit were $10,778,000 and $222,000, respectively. On August 16, 2013, the Company borrowed the full $5,000,000 available under the new term loan.

In connection with the Amended SVB Credit Agreement, the Company issued SVB warrants to purchase 90,324 shares of its Series E preferred stock at an exercise price of $9.69 per share.  As the Series E preferred stock warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $866,000 being recorded, with a corresponding increase to additional paid in capital as part of shareholders’ equity.  The fair value of the Series E preferred stock warrants was measured at issuance using the Black-Scholes option pricing model with the following assumptions: (i) expected volatility of 60%, (ii) expected life of 10.0 years, (iii) risk free interest rate of 2.7%, (iv) dividend yield of 0.00%, and (v) fair value of Series E preferred stock of $12.86 per share.  Upon the effectiveness of the Registration Statement and the filing of its Certificate of Incorporation in Delaware on September 26, 2013, the Series E preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively.

The Company has pledged all of its assets, excluding intellectual property, as collateral to secure its obligations under the Amended SVB Credit Agreement.  The Amended SVB Credit Agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate.  The Amended SVB Credit Agreement also contains customary affirmative covenants, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $5,000,000 or two times the Company’s quarterly cash burn rate, as defined in the amended agreement, from and after the IPO, and (ii) deliver audited financial statements.  The Company was in compliance with all covenants under its credit agreement with SVB as of September 30, 2013.

Loan and Security Agreements with Financial Institution

In June 2012, the Company entered into a growth capital loan and security agreement and an equipment loan and security agreement with TriplePoint Capital LLC (“TriplePoint”). Under the growth capital loan and security agreement, the Company borrowed $6,000,000 in term loans in June 2012, equal to the full lending commitment available at the time. The growth capital term loans are required to be repaid in 33 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 8.5% after an interest-only period of three months. In addition, a final terminal payment is due at maturity equal to 4.0% of the original loan principal. Under the equipment loan and security agreement, the Company borrowed $9,691,000 in term loans in August 2012 from the $10,000,000 lending commitment available at the time. The equipment term loans are required to be repaid in 36 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 5.75%. In addition, a final terminal payment is due at maturity equal to 10% of the original loan principal.

Under the growth capital loan and security agreement, the Company was permitted to borrow an additional $4,000,000 on or before June 21, 2013 upon the submission of a Form S-1 registration statement to the SEC contemplating an IPO of the Company’s common stock with expected total net proceeds of at least $50,000,000. On June 21, 2013, the Company achieved the milestone necessary to access the additional $4,000,000 available under the original terms of the growth capital loan and security agreement and borrowed $4,000,000 (“growth capital loan part II”). The growth capital loan part II is required to be repaid in 33 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 8.5% after an interest-only period of 3 months, which accrues at a fixed rate of 9.0%. In addition, a final terminal payment is due at maturity equal to 4.0% of the original loan principal.

In connection with the growth capital loan part II, the Company issued to TriplePoint a warrant to purchase 33,192 shares of Series D preferred stock with the exercise price set at the lower of: (i) $6.03 per share or (ii) the lowest price per share in the next round of equity financing.  As the Series D preferred stock warrants were issued in connection with a loan, the proceeds were allocated to the loan the warrants based on the relative fair value of the instruments resulting in a loan discount of $265,000 being recorded.  As a result of the variable exercise price feature, the Series D preferred stock warrants were recorded at fair value and classified as liabilities at issuance, with changes in fair value recognized in other income and expense for the period the warrants remained classified as liabilities.  The fair value of the Series D preferred stock warrants was reclassified to shareholders’ equity on

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 26, 2013, the date of the effectiveness of the Registration Statement and the filing of its Certificate of Incorporation in Delaware, when the Series D preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively.  The fair value of the Series D preferred stock warrants was measured at issuance using the Black-Scholes option pricing model with the following assumptions: (i) expected volatility of 55%, (ii) expected life of 7.0 years, (iii) risk free interest rate of 1.9%, (iv) dividend yield of 0.00%, and (v) fair value of Series D preferred stock of $11.41 per share.

In August 2013, the Company amended the growth capital loan and security agreement with TriplePoint to provide an additional $5,000,000 term loan (“growth capital loan part III”).  In September 2013, the Company entered into a second amendment to the growth capital loan facility to adjust the repayment terms such that the term loan is required to be paid over 36 months as follows: 36 months of interest-only payments at a fixed annual rate of 11.0% and the loan principal at maturity.  In addition, a final payment of 2.75% of the original principal amount is due at maturity, which is August 13, 2016, or upon prepayment of this loan.  On August 19, 2013, the Company borrowed the full $5,000.000 available under this term loan.

In connection with growth capital loan part III, the Company issued to TriplePoint a warrant to purchase 51,614 shares of Series E preferred stock at an exercise price set at the lower of: (i) $9.69 per share or (ii) the lowest price per share in the next round of equity financing. As the Series E preferred stock warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $495,000 being recorded.  As a result of the variable exercise price feature, the Series E preferred stock warrants were recorded at fair value and classified as liabilities at issuance, with changes in fair value recognized in other income and expense for the period the warrants remained classified as liabilities.  The fair value of the Series E preferred stock warrants was reclassified to shareholders’ equity on September 26, 2013, the date of the effectiveness of the Registration Statement and the filing of its Certificate of Incorporation in Delaware, when the Series E preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively. The fair value of the Series E preferred stock warrants was measured at issuance using the Black-Scholes option pricing model with the following assumptions: (i) expected volatility of 60%, (ii) expected life of 10.0 years, (iii) risk free interest rate of 2.7%, (iv) dividend yield of 0.00%, and (v) fair value of Series E preferred stock of $12.86 per share.

The TriplePoint growth capital loan and security agreement, as amended and equipment loan and security agreement contain customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate.  The TriplePoint growth capital loan and security agreement, as amended and equipment loan and security agreement also contain customary affirmative covenants, including requirements to, among other things, deliver audited financial statements.  The Company was in compliance with all covenants under its credit agreements with TriplePoint as of September 30, 2013.

Other Debt

In April 2012, the Company borrowed $1,500,000 to finance the purchase of software.  The loan is required to be repaid in three equal installments of $500,000 due in April 2012, January 2013 and January 2014.

Note 5. Commitments and Contingencies

Sales Tax Liability

During 2010 and 2011, the Company increased its sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in the state. Prior to 2012, the Company did not collect sales taxes from customers on sales in all states. In the second quarter of 2012, the Company commenced collecting and remitting sales taxes on sales in all states, therefore the loss contingency is applicable to sales and marketing activities in 2010, 2011 and the six months ended June 30, 2012. As of September 30, 2013 and December 31, 2012, the Company recorded a long-term sales tax liability of $4,003,000 and $3,877,000, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

A current sales tax liability for noncontingent amounts expected to be remitted in the next twelve months of, $2,973,000 and $3,574,000, is included in accrued liabilities as of September 30, 2013 and December 31, 2012, respectively.

Legal Matters

In December 2012, CallWave Communications, LLC (“Callwave”) filed a lawsuit against the Company in the United States District Court for the District of Delaware and amended its complaint twice since then alleging patent infringement by the Company and AT&T Inc. (“AT&T”), a reseller of the Company’s product and services, seeking damages but no injunction.

On September 27, 2013, the Company entered into a settlement agreement with CallWave. Under the terms of the settlement, CallWave granted a non-exclusive license to the Company and agreed to dismiss all claims in the litigation with prejudice, including any claims for which the Company was required to indemnify and defend AT&T. As part of the settlement, the Company agreed to pay CallWave cash consideration which it recognized as general and administrative expense during the second quarter of 2013 as it determined the payment to be a cost to settle a loss contingency, and the amount was probable and estimable. During the third quarter of 2013, the Company paid substantially all of the cash consideration due under the settlement agreement and recorded a credit to general and administrative expense of $1,160,000 to reflect the final cost of the settlement net of insurance recovery.

Note 6. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s consolidated statements of operations follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of services revenues	$129	$66	$297	$175
Research and development	367	223	884	536
Sales and marketing	330	153	734	483
General and administrative	1,384	327	2,631	790
Total share-based compensation expense	$2,210	$769	$4,546	$1,984

As of September 30, 2013 and December 31, 2012, there was approximately $23,277,000 and $9,587,000 and of nonvested  share-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 3.0 years and 2.7 years, respectively.

Equity Incentive Plans

In September 2013, the Board adopted and the Company’s stockholder approved the 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan became effective on September 26, 2013.  In connection with the adoption of the 2013 Plan, the Company terminated the 2010 Equity Incentive Plan (the “2010 Plan”), under which stock options had been granted prior to September 26, 2013.  The 2010 Plan was established in September 2010, when the 2003 Equity Incentive Plan (the “2003 Plan”) was terminated.  After the termination of the 2003 and 2010 Plans, no additional options were granted under these plans; however options previously granted will continue to be governed by these plans.  In addition, options authorized to be granted under the 2003 and 2010 Plans, including forfeitures of previously granted awards are authorized for grant under the 2013 Plan.  A total of 6,200,000 shares of Class A common stock have been reserved for issuance under the 2013 Plan.  The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A common stock; (ii) 5.0% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The plans permit the grant of stock options and other share-based awards to employees, officers, directors and consultants by the Company’s board of directors. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s common stock as determined by the Company’s board of directors at the date of grant. Option awards generally vest according to a graded vesting schedule based on four years of continuous service and generally have a 10-year contractual term. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the option agreement) and early exercise of the option prior to vesting (subject to the Company’s repurchase right). As of September 30, 2013 a total of 6,166,350 shares remain available for grant under the 2013 Plan.  As of December 31, 2012, a total of 468,000 shares were available for grant under the 2010 Plan, which was terminated in September 2013 upon the adoption of the 2013 Plan.

A summary of option activity under all of the plans at September 30, 2013 and changes during the periods then ended is presented in the following table (in thousands):

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	8,609	$2.89	7.2	$40,705
Granted	3,701	11.30		0
Exercised	(593)	1.42		0
Canceled/Forfeited	(632)	4.16		0
Outstanding at September 30, 2013	11,085	$5.71	8.0	$136,491
Vested and expected to vest as of September 30, 2013	10,147	$5.38	7.8	$128,249
Exercisable as of September 30, 2013	4,612	$2.06	6.3	$73,610

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Nine Months Ended September 30,
	2013	2012
Weighted average grant date fair value per share	$6.08	$3.05
Total intrinsic value of options exercised	$9,855	$1,591

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest and dividend yield.  The weighted-average assumptions used in the option pricing models and the resulting grant date fair value of stock options granted to employees and non-employees in the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term for employees (in years)	6.1	6.1	6.1	6.1
Expected term for non-employees (in years)	10.0	10.0	10.0	10.0
Risk-free interest rate	1.99%	0.84%	1.68%	0.96%
Expected volatility	54%	57%	54%	61%
Expected dividend rate	0%	0%	0%	0%

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Early Exercises of Nonvested Options

The Company’s option agreements with certain employees permit the early exercise of nonvested stock options. The Company has the right to repurchase issued but nonvested shares of common stock at the original exercise price following the termination of service. The shares are released from the repurchase right according to the vesting schedule specified in the option agreement. The Company treats the proceeds from early exercise as a deposit of the exercise price and records the cash received initially as a liability that is reclassified to shareholders’ equity as the shares vest.

A summary of the status of the Company’s early exercised and nonvested shares as of December 31, 2012 and September 30, 2013, and changes during the periods then ended is presented below (in thousands):

	Number of Shares	Nonvested Common Stock Liability
Nonvested as of December 31, 2011	58	$64
Early exercises	100	200
Vested	(58)	(60)
Nonvested as of December 31, 2012	100	204
Early exercises	—	—
Vested	(51)	(98)
Nonvested as of September 30, 2013	49	106

Employee Stock Purchase Plan

In September 2013, the Board adopted, and the Company’s stockholder approved a 2013 Employee Stock Purchase Plan (ESPP).  The ESPP became effective on September 26, 2013.  A total of 1,250,000 shares of Class A common stock have been reserved for issuance under the ESPP.  The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2013, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors.

The ESPP allows eligible employees to purchase shares of the Class A common stock at a discount through payroll deductions of up to the lesser of 15% of their eligible compensation or $25,000 per calendar year, at not less than 90% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 3,000 shares during an offering period. The offering period generally starts on the first trading day on or after May 11th and November 11th of each year, except that the first offering period commenced on the first trading day following the effective date of the Company’s registration statement. At the end of the offering period, the purchase price is set at the lower of: (i) the fair value of the Company’s common stock at the beginning of the six month offering period, and (ii) the fair value of the Company’s common stock at the end of the six month offering period.  At September 30, 2013, a total of 1,250,000 shares were available for issuance under the ESPP.

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the three and nine months ended September 30, 2013 were as follows:

Expected term (in months)	6
Risk-free interest rate	0.03%
Expected volatility	42%
Expected dividend rate	0%

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Geographic Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenue is from the United States during the three and nine months ended September 30, 2013 and 2012. No other individual country exceeded 10% of total revenue during the three and nine months ended September 30, 2013 and 2012. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. At September 30, 2013 and December 31, 2012, more than 85% and  95%, respectively, of the Company’s property and equipment is located in the United States, with no single country outside the United States representing more than 10% of property and equipment individually during the three and nine months ended September 30, 2013 and 2012.

Note 8. Income Taxes

The provision for income taxes for the three months ended September 30, 2013 and 2012, was approximately $54,000 and $25,000, respectively. The provision for income taxes consisted primarily of foreign income taxes.

The (benefit) provisions for income taxes for the nine months ended September 30, 2013 and 2012 were approximately $(66,000) and $57,000, respectively. The benefit for income taxes during the nine months ended September 30, 2013 consisted of foreign income taxes, state minimum taxes and recognition of a foreign tax credit related to its subsidiary in China.  The provision for income taxes during the nine months ended September 30, 2012 consisted primarily of state minimum taxes and foreign income taxes.

For the three and nine months ended September 30, 2013 and 2012, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and foreign net deferred tax assets as of September 30, 2013 and December 31, 2012. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2013, there have been no material changes to the total amount of unrecognized tax benefits.

Note 9. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes.  Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, warrants to exercise common and preferred stock and stock options, to the extent they are dilutive.  Upon the effectiveness of the Registration Statement and the filing of its Certificate of Incorporation in Delaware on September 26, 2013, all outstanding preferred stock and warrants to purchase preferred stock were converted to common stock and warrants to purchase common stock, respectively.  For the three and nine months ended September 30, 2013 and 2012, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Numerator
Net loss	$(8,852)	$(9,568)	$(32,732)	$(28,307)
Denominator
Weighted-average common shares for basic and diluted net loss per share	24,452	22,372	23,290	22,273
Basic and diluted net loss per share	$(0.36)	$(0.43)	$(1.41)	$(1.27)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares of common stock issuable upon conversion of preferred stock	—	27,272	—	27,272
Shares of common stock issuable upon conversion of warrants	502	337	502	337
Shares of common stock subject to repurchase	49	110	49	110
Shares of common stock issuable under stock option plans outstanding	11,085	8,726	11,085	8,726
Potential common shares excluded from diluted net loss per share	11,636	36,445	11,636	36,445

The table above does not include shares recently issued upon the completion of the IPO.

Note 10. Subsequent Events

On October 2, 2013, the Company completed its IPO whereby 8,625,000 shares of Class A common stock were sold to the public, including the underwriters’ overallotment option of 1,125,000 shares of Class A common stock and 80,000 shares of Class A common stock sold by selling stockholders, at a price of $13.00 per share.  The Company received aggregate proceeds of $103,309,000 from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3,909,000.

The Company has evaluated subsequent events through November 12, 2013, the date the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed on September 27, 2013, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

RingCentral, Inc. (the “Company”, “we”, “us” or “our”) is a leading provider of software-as-a-service (“SaaS”), solutions for business communications. We believe that our innovative, cloud-based approach disrupts the large market for business communications solutions by providing flexible and cost-effective services that support distributed workforces, mobile employees and the proliferation of “bring-your-own” communications devices. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce. RingCentral Office, our flagship service, is a multi-user, enterprise-grade communications solution that enables our customers and their employees to communicate via voice, text and fax, on multiple devices, including smartphones, tablets, PCs and desk phones.

We founded our business in 1999 and currently offer three services: RingCentral Office, RingCentral Professional, and RingCentral Fax. Prior to 2009, substantially all of our revenues were derived from RingCentral Professional, which we previously sold as RingCentral Mobile, and, RingCentral Fax and Extreme Fax, a discontinued service. In 2009, we began selling RingCentral Office, our current flagship service, to deliver an enterprise-grade SaaS multi-user communications solution, with advanced inbound and outbound voice, text and fax capabilities, delivered as a scalable solution.

We primarily generate revenues by selling subscriptions for our RingCentral Office, RingCentral Professional, and RingCentral Fax offerings. RingCentral Office is offered at monthly subscription rates, varying with the specific functionalities and services and the number of users. RingCentral Professional is offered at monthly subscription rates that vary based on the desired number of minutes usage and extensions allotted to the plan. RingCentral Fax is offered at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan. RingCentral Office customers generally pay higher monthly subscription rates than customers of our other service offerings. Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration and termination is important to meet the different needs of our customers. Generally, our fees for subscription plans have been billed in advance. However, as the number of RingCentral Office customers grows, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. For the three and nine months ended September 30, 2013 and 2012, services revenues were equal to or greater than 90% of our total revenues. The remainder of our revenues are comprised of product revenues from the sale of pre-configured office phones, which we offer as a convenience to our customers in connection with subscriptions to our services.

We make significant upfront investments to acquire customers. Until 2009, we acquired most of our customer subscriptions through e-commerce transactions on our website driven by online marketing channels. Beginning in 2009, in connection with our introduction of RingCentral Office, we established a direct, inside sales force. Since then, we have continued investing in our direct, inside sales force while also developing indirect sales channels to market our brand and our service offerings. Our indirect sales channel consists of a network of over 1,000 resellers, including American Telephone and Telegraph, Inc. (“AT&T”). We intend to continue to foster this network and to expand our network with other resellers. Beginning in 2011, we also began expanding into more traditional forms of media advertising, such as radio and billboard advertising.

Our revenue growth has primarily been driven by our flagship RingCentral Office service offering, which has resulted in an increased number of customers, increased average subscription revenues per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of users per customer generally correlates closely to the number of employees within a customer account. For the three and nine months ended September 30, 2013 and 2012, no single customer accounted for more than 10% of our total revenues, and our 10 largest non-reseller customers accounted for less than 10% of our total revenues. As of September 30, 2013, we had over 300,000 customers from industries including advertising, finance, healthcare, legal services, non-profit organizations, real estate, retail and technology, and ranging in size from businesses with fewer than 10 users to more than 500 users. For the three and nine months ended September 30, 2013 and 2012, 99% of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels and scale internationally. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. In addition, there has been substantial litigation in the areas in which we operate regarding intellectual property rights, including third parties claiming patent infringement which is further described under “Item 1—Legal Proceedings” and Note 5 to our condensed consolidated financial statements. We cannot assure you that we will be successful in defending against any such claims or that we will be able to settle any ongoing or future claims or that any such settlement would be on terms that are favorable to us.

We have experienced significant growth in recent periods, with total revenues of $50.2 million, $78.9 million and $114.5 million in 2010, 2011 and 2012, respectively, generating year-over-year increases of 57% and 45%, respectively. We have continued to make significant expenditures and investments, including those in research and development, infrastructure and operations and incurred net losses of $7.3 million, $13.9 million and $35.4 million, in 2010, 2011 and 2012, respectively. For the three months ended September 30, 2013 and 2012, our total revenues were $41.9 million and $29.6 million, respectively, representing a year-over-year increase of 42%. For the nine months ended September 30, 2013 and 2012, our total revenues were $115.2 million and $81.4 million, respectively, representing a year-over-year increase of 41%.  For the three and nine months ended September 30, 2013 and 2012, our net losses were $8.9 million, $9.6 million, $32.7 million and $28.3 million, respectively.

Results of Operations

The following tables show our results of operations in dollars and as a percentage of our total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Services	$37,925	$27,290	$104,669	$74,989
Product	4,009	2,298	10,494	6,412
Total revenues	41,934	29,588	115,163	81,401
Cost of revenues:
Services	12,080	9,191	34,178	26,310
Product	3,888	2,041	10,189	6,223
Total cost of revenues	15,968	11,232	44,367	32,533
Gross profit	25,966	18,356	70,796	48,868
Operating expenses:
Research and development	8,150	6,544	24,260	17,582
Sales and marketing	18,889	13,781	52,355	39,625
General and administrative	7,078	7,069	24,859	19,147
Total operating expenses	34,117	27,394	101,474	76,354
Loss from operations	(8,151)	(9,038)	(30,678)	(27,486)
Other income (expense), net:
Interest expense	(995)	(553)	(2,222)	(784)
Other income (expense), net	348	48	102	20
Other income (expense), net	(647)	(505)	(2,120)	(764)
Loss before provision (benefit) for income taxes	(8,798)	(9,543)	(32,798)	(28,250)
Provision (benefit) for income taxes	54	25	(66)	57
Net loss	$(8,852)	$(9,568)	$(32,732)	$(28,307)

Percentage of Total Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Services	90%	92%	91%	92%
Product	10	8	9	8
Total revenues	100	100	100	100
Cost of revenues:
Services	29	31	30	32
Product	9	7	9	8
Total cost of revenues	38	38	39	40
Gross profit	62	62	61	60
Operating expenses:
Research and development	19	22	21	22
Sales and marketing	45	47	45	49
General and administrative	17	24	22	23
Total operating expenses	81	93	88	94
Loss from operations	(19)	(31)	(27)	(34)
Other income (expense), net:
Interest expense	(2)	(1)	(2)	(1)
Other income (expense), net	—	—	—	—
Other income (expense), net	(2)	(1)	(2)	(1)
Loss before provision (benefit) for income taxes	(21)	(32)	(29)	(35)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(21)%	(32)%	(29)%	(35)%

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012 (dollars in thousands):

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues:
Services	$37,925	$27,290	$10,635	39%	$104,669	$74,989	$29,680	40%
Product	4,009	2,298	1,711	74%	10,494	6,412	4,082	64%
Total revenues	$41,934	$29,588	$12,346	42%	$115,163	$81,401	$33,762	41%
Percentage of revenues:
Services	90%	92%			91%	92%
Product	10	8			9	8
Total	100%	100%			100%	100%

The increases in services revenues during the three and nine months ended September 30, 2013 were primarily due to growth in the total number of customers and an increase in the number of users per customer.  In addition, our services revenues mix contained a higher proportion of RingCentral Office customers for the three and nine months ended September 30, 2013.  While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the trends for these factors have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers made a large initial user subscription followed by a smaller additional user subscription.  In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions also varied significantly, ranging from one month to a few years.  The overall growth in our customer base was primarily driven by increased brand awareness of our services, driven by increases in our sales and marketing expenditures of 37% and 32% for the three and nine months ended September 30, 2013, period over period, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our services.

Product revenues increased for the three and nine months ended September 30, 2013, primarily due to increased phone sales driven by the growth of new customers to RingCentral Office.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Cost of revenues:
Services	$12,080	$9,191	$2,889	31%	$34,178	$26,310	$7,868	30%
Product	3,888	2,041	1,847	90%	10,189	6,223	3,966	64%
Total cost of revenues	$15,968	$11,232	$4,736	42%	$44,367	$32,533	$11,834	36%
Gross profit:
Gross profit %	62%	62%			61%	60%

Cost of services revenues increased for the three and nine months ended September 30, 2013, primarily due to: (i) increases of $0.9 million and $2.7 million in personnel costs for employees and contractors, respectively; (ii) increases of $0.5 million and $1.9 million in depreciation expense, respectively; and (iii) increases of $1.0 million and $2.4 million in third-party telecommunications service provider fees, respectively.  The higher personnel costs for the three and nine months ended September 30, 2013 were primarily due to 1% and 14% increases in headcount, respectively. The increases in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our service offerings, while also supporting the growth in new customers and increased usage of our services by our customer base.

Cost of product revenues increased for the three and nine months ended September 30, 2013 due to an increase in phone sales, which was primarily driven by the growth in new RingCentral Office customers.  Phone sales for the three and nine months ended September 30, 2013 increased by 39% and 40%, respectively, compared to the same periods of the prior year.

Our gross profit margin was 62% for the three months ended September 30, 2013 and 2012, respectively, and 61% and 60% for the nine months ended September 30, 2013 and 2012, respectively. The change in gross margin for the three and nine months ended September 30, 2013 was primarily due to a reduction in per usage fees that we paid to third-party telecommunications service providers as a result of increased call traffic, partially offset by increased phone sales.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Research and development	$8,150	$6,544	$1,606	25%	$24,260	$17,582	$6,678	38%
Percentage of total revenues	19%	22%			21%	22%

The increases in research and development expenses for the three and nine months ended September 30, 2013 were primarily due to increases in personnel costs for employees and contractors of $1.2 million and $4.8 million, including higher share-based compensation expenses of $0.1 million and $0.3 million, respectively.  The higher personnel costs for the three and nine months ended September 30, 2013 were primarily due to 8% and 23% increases in headcount, respectively.  The increases in research and development headcount were in support of the development of additional software development projects for our cloud-based and mobile applications.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Sales and marketing	$18,889	$13,781	$5,108	37%	$52,355	$39,625	$12,730	32%
Percentage of total revenues	45%	47%			45%	49%

The increases in sales and marketing expenses for the three and nine months ended September 30, 2013 were primarily due to: (i) increases in personnel costs for employees and contractors of $2.6 million and $6.2 million, including higher share-based compensation expenses of $0.2 million and $0.3 million, respectively; and (ii) increases in other sales and marketing related activities of $1.7 million and $4.8 million, respectively.  The higher personnel costs for the three and nine months ended September 30, 2013 were primarily due to headcount increases of 23% and 33%, respectively.  The increases in other sales and marketing related activities for the three and nine months ended September 30, 2013 relate primarily to: (i) increases in internet advertising costs of $0.5 million and $1.2 million, respectively; and (ii) increases in third-party sales commissions of $0.9 million and $2.4 million, respectively.  The increases in sales and marketing headcount and other expense categories described herein were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North America market.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
General and administrative	$7,078	$7,069	$9	—	$24,859	$19,147	$5,712	30%
Percentage of total revenue	17%	24%			22%	23%

General and administrative expenses for the three months ended September 30, 2013 were flat compared to the three months ended September 30, 2012 primarily due to: (i) an increase in personnel costs for employees and contractors of $2.0 million, including share-based compensation expenses of $1.1 million; offset by (ii) an insurance recovery of $1.2 million related to the CallWave legal settlement; and (iii) lower professional fees of $0.7 million.  The higher personnel costs for the three months ended September 30, 2013 were primarily due to headcount increases of 15%.  The CallWave legal settlement required the Company to pay CallWave cash consideration which it recognized as general and administrative expense during the second quarter of 2013, as it determined the payment to be a cost to settle a loss contingency, and the amount was probable and estimable. During the third quarter of 2013, the Company paid substantially all of the cash consideration due under the settlement and recorded a credit to general and administrative expense of $1.2 million to reflect the final cost of the settlement net of insurance recovery. The decrease in professional fees was primarily due to certain legal and accounting expenses incurred in 2012 related to efforts for public company readiness that did not recur in 2013.

The increase in general and administrative expenses for the nine months ended September 30, 2013 was primarily due to: (i) an increase in personnel costs for employees and contractors of $5.5 million, including share-based compensation expenses of $1.8 million; and (ii) an increase of $2.1 million related to higher legal settlement costs.  These increases for the nine months ended September 30, 2013 were offset by: (i) lower costs of certain taxes on revenue-producing transactions that exceeded amounts collected from customers of $1.3 million; and (ii) lower professional fees of $1.0 million.  The higher personnel costs for the nine months ended September 30, 2013 were primarily due to headcount increases of 31%.  The higher legal settlement costs were driven by timing and size of various legal settlements that occurred during the nine months ended September 30, 2013.  The decrease in professional fees was primarily due to certain legal and accounting expenses incurred in 2012 related to efforts for public company readiness that did not recur in 2013.

Other Income and Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Other income (expense), net:
Interest expense	$(995)	$(553)	$442	80%	$(2,222)	$(784)	$1,438	183%
Other income (expense), net	$348	$48	$300	625%	$102	$20	$82	410%

Other income (expense), net increased for the periods presented primarily due to higher interest expense.  The increase in interest expense for the three and nine months ended September 30, 2013 were primarily due to higher levels of debt outstanding during fiscal 2013 as compared to fiscal 2012.  At September 30, 2012, there was $22.3 million of total debt outstanding.  At September 30, 2013, there was $37.4 million of total debt outstanding.

Liquidity and Capital Resources

To date, we have financed our operations primarily through private placements of our preferred stock, proceeds from issuance of debt, proceeds from our initial public offering completed in October 2013, and sales to our customers. As of September 30, 2013 and December 31, 2012, we had $37.9 million and $25.5 million, respectively, of cash and cash equivalents.

During 2012, we raised $30.0 million through the private placement of 3.1 million shares of our Series E preferred stock.  In October 2013, we raised $103.3 million (net of underwriter’s discounts and commissions, but before deduction of offering expenses of $3.9 million) through our initial public offering of 8.6 million shares of our Class A common stock.

During 2012 and 2013, we borrowed $24.5 and $22.9 million, respectively under various loan and security agreements, net of proceeds allocated to the issuances of preferred stock warrants.   In March 2012, we borrowed $8.0 million from SVB, which is required to be repaid over three years and accrues interest at a floating annual rate equal to prime plus 2.75%.  In June 2012, we borrowed $6.0 million under a growth working capital loan from Triple Point, which is required to be repaid over three years and accrues interest at an annual fixed rate of 8.5%. In August 2012, we borrowed $9.7 million under an equipment loan with Triple Point, which is required to be repaid over three years and accrues interest at an annual fixed rate of 5.75%.

In June 2013, we borrowed $4.0 million under our existing growth capital loan and security agreement with TriplePoint. The loan is required to be repaid over 36 months as follows: three months of interest-only payments at an annual fixed rate of 9.0%, followed by 33 equal monthly installments of principal and interest at an annual fixed rate of 8.5%. In addition, a final payment equal to 4.0% of the original loan principal is due at maturity.

In August 2013, we borrowed $5.0 million under a term loan, pursuant to an amendment to our growth capital loan and security agreement with TriplePoint. This term loan accrues monthly interest at an annual fixed rate of 11.0% with 36 equal monthly interest-only payments and the principal amount due at maturity, which is August 13, 2016. In addition, a final payment equal to 2.75% of the original principal amount is due at maturity.

In August 2013, we borrowed $10.8 million under a revolving line of credit and $5.0 million under a term loan, pursuant to an amendment to our SVB Credit Agreement, or our Amended SVB Credit Agreement. The revolving line of credit bears monthly interest at a floating annual rate of prime plus 2.0%, and all outstanding amounts must be repaid on August 13, 2015. The term loan bears interest at an annual fixed rate of 11.0%, and all outstanding amounts must be repaid on August 1, 2016. A final payment of 2.75% of the amount advanced under the term loan is due at maturity of the term loan.

A significant majority of our customers are on 30-day subscription periods and billed at the beginning of each subscription period via credit card. Some of our customers enter into subscription periods longer than 30 days. A small number of our customers are invoiced net 30 days. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions, which is recognized into revenue in accordance with our revenue recognition policy. As of September 30, 2013 and December 31, 2012, we had deferred revenue of $15.6 million and $11.3 million, respectively, recorded as a current liability. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine months ended September 30,
	2013	2012

Net cash used in operating activities	$(20,590)	$(12,049)
Net cash used in investing activities	(9,154)	(6,620)
Net cash provided by financing activities	17,354	21,827

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $8.5 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, primarily due to: (i) a $13.5 million decrease in source of cash from accrued liabilities ($13.2 million source of cash during the nine months ended September 30, 2012 compared to a $0.3 million use of cash in the nine months ended September 30, 2013); (ii) an increase in net loss from operations of $4.4 million; and (iii) an increase in use of cash of $2.2 million in prepaid expenses and other current assets. These uses of cash were offset by: (i) a $5.0 million increase in source of cash from accounts payable ($3.4 million use of cash during the nine months ended September 30, 2012 compared to a $1.7 million source of cash during the nine months ended September 30, 2013); (ii) a $4.8 million increase in non-cash charges, including depreciation, amortization, and share-based compensation expenses, and (iii) a $2.1 million increase in source of cash from deferred revenue.  The changes in accrued liabilities, accounts payable and prepaid and other current assets result primarily from the timing of payments to our vendors.  The higher net loss and non-cash charges reflect the investments we have made in our business and infrastructure to support expected future growth.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities increased by $2.5 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2012, primarily due to a $2.4 million increase in use of cash for additional capital equipment and software to support the increase in headcount levels in all functions of the business, as well as additional capacity in our platform to support our increasing customer base.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of equity issuances of preferred stock raised to fund our operations as well as proceeds from and payments on debt and capital lease obligations entered into to finance investments in personnel and infrastructure.

Net cash provided by financing activities decreased by $4.5 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2012, primarily due to a $2.9 million increase in use of cash for repayment of debt combined with a $1.8 million increase in use of cash for payment of deferred initial public offering costs.

Contractual Obligations and Commitments

Except as set forth in Note 4 and Note 5, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2012.

Our primary contractual obligations are from our operating leases, credit facility and other contractual commitments. See Note 4—Debt and Note 5—Commitments and Contingencies, to our Condensed Consolidated Financial Statements for a discussion of our credit facility, lease commitments and other contractual commitments.

Contingencies

We are involved in claims, lawsuits, government investigations, and proceedings. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

See Note 5 in the notes to the condensed consolidated financial statements included in Part I, Item 1 and “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, UK and China. In the first quarter of 2013, we formed a wholly owned subsidiary in the Netherlands and in the second quarter of 2013, we formed a wholly owned subsidiary in Switzerland. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2013 and 2012, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $37.9 million and $25.5 million as of December 31, 2012 and September 30, 2013, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During fiscal 2012 and the nine months ended September 30, 2013, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of December 31, 2012, we had approximately $6.0 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease would have had a $0.6 million impact on our interest expense. At September 30, 2013, we had approximately $14.8 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease would have had a $1.5 million impact on our interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal proceedings described below, and from time to time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. At December 31, 2012 and September 30, 2013, we recorded accrued liabilities of $1.1 million and $0.8 million, respectively, for the probable and estimable amount of all loss contingencies related to legal matters.

In June 2011, j2 Global, Inc. (“j2”), and Advanced Messaging Technologies, Inc. filed a joint complaint against us in the U.S. District Court for the Central District of California, Case No. 2:11-cv-04686-DDP-AJW, alleging infringement of U.S. Patent Nos. 6,208,638, 6,350,066, and 7,020,132, and seeking a permanent injunction, damages, and attorneys’ fees should judgment be found against us. On March 4, 2013, Advanced Messaging Technologies filed a second complaint against us in the U.S. District Court for the Central District of California, Case No. 2:13-CV-01526, alleging infringement of U.S. Patent No. 7,975,368. On April 26, 2013, we entered into a license and settlement agreement with j2 and one of its affiliates to settle the matters. Under the terms of the settlement, the parties granted each other certain patent cross-licenses for over 10 years and the parties have dismissed all claims in these matters with prejudice.

On December 21, 2012, CallWave Communications, LLC (“CallWave”), which we believe is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, CallWave Communications, LLC v. RingCentral, Inc., Case No. 1:12-cv-01748-RGA. CallWave has asserted similar claims against other companies, including Google Inc., AT&T Inc., AT&T Mobility LLC, Sprint Nextel Corp., T-Mobile US, Inc., Verizon Communications, Inc., Research in Motion Limited and Telovations, Inc. Since then, CallWave amended its complaint twice such that they asserted U.S. Patents Nos. 7,397,910 (the ‘910 patent), 7,555,110 (the ‘110 patent), 7,822,188 (the ‘188 patent), 8,325,901 (the ‘901 patent), 7,636,428 (the ‘428 patent), 8,351,591 (the ‘591 patent), 8,064,588 (the ‘588 patent), and 7,839,987 (the ‘987 patent) against our products and services and AT&T’s Office@Hand products and services, seeking damages but no injunction. On April 1, 2013, we filed an Answer and Counterclaims denying all claims by CallWave in the First Amended Complaint. On June 3, 2013, we filed an Answer and Counterclaims denying all claims by CallWave in its second amended complaint. In September 2013, we entered into a license and settlement agreement with Callwave to settle the matter.  Under the terms of the settlement, CallWave granted a non-exclusive license to the Company and agreed to dismiss all claims in these matters with prejudice, including any claims for which the Company was required to indemnify and defend AT&T.

On September 6, 2013, we received a letter from Capital Legal Group, LLC on behalf of Cronos Technologies LLC, which we believe is a non-practicing entity, asserting that we should consider engaging in licensing discussions regarding U.S. Patent No. 5,664,110 (the “Cronos patent”). In October 2013, the Company obtained non-exclusive rights to the Cronos patent through August 19, 2016.  No complaint or other action has been filed, no specific demand for a license has been made, and the letter does not allege any infringement by us of the referenced patent.

Item 1A. Risk Factors

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have a material adverse effect on us, our business, financial condition and results of operations could be seriously harmed.

Risks Related to Our Business and Our Industry

We have incurred significant losses and negative cash flows in the past and anticipate continuing to incur losses and negative cash flows for the foreseeable future, and we may therefore not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of $7.3 million for fiscal 2010, $13.9 million for fiscal 2011, $35.4 million for fiscal 2012 and $32.7 million for the nine months ended September 30, 2013, and had an accumulated deficit of $116.4 million as of September 30, 2013. Over the past year, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion.

As a result of our increased expenditures, we will have negative operating cash flows for the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenues may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

Our limited operating history makes it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.

Although we were incorporated in 1999, we did not formally introduce RingCentral Office, our current flagship service, until 2009. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;

•	increase revenues from existing customers as they add users and, in the future, purchase additional functionalities and premium service editions;

•	successfully acquire customers on a cost-effective basis;

•	improve the performance and capabilities of our services and applications through research and development;

•	successfully expand our business domestically and internationally;

•	successfully compete in our markets;

•	continue to innovate and expand our service offerings;

•	successfully protect our intellectual property and defend against intellectual property infringement claims;

•	generate leads and convert potential customers into paying customers;

•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our services; and

•	hire, integrate, and retain professional and technical talent.

Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or to exceed the expectations of research analysts or investors, which could cause our stock price to fluctuate.

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers, expand our existing customers’ user base and attract new customers;

•	our ability to introduce new solutions;

•	the actions of our competitors, including pricing changes or the introduction of new solutions;

•	our ability to effectively manage our growth;

•	our ability to successfully penetrate the market for larger businesses;

•	the mix of annual and multi-year subscriptions at any given time;

•	the timing, cost and effectiveness of our advertising and marketing efforts;

•	the timing, operating cost and capital expenditures related to the operation, maintenance and expansion of our business;

•	service outages or security breaches and any related impact on our reputation;

•	our ability to accurately forecast revenues and appropriately plan our expenses;

•	our ability to realize our deferred tax assets;

•	costs associated with defending and resolving intellectual property infringement and other claims;

•	changes in tax laws, regulations, or accounting rules;

•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions; and

•	the impact of worldwide economic, industry and market conditions.

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period, which could cause our stock price to decline. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenues trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income (loss) and margins in the short term. If we fail to meet or exceed the expectations of research analysts or investors, the market price of our shares could fall substantially, and we could face costly lawsuits, including securities class-action suits.

To deliver our services, we rely on third parties for a significant portion of our network connectivity and co-location facilities.

We currently use the infrastructure of third-party network service providers, in particular, the services of Level 3 Communications, Inc. and Bandwidth.com, Inc., to deliver a significant portion of our services over their networks rather than deploying our own networks. Our service providers provide access to their Internet protocol (“IP”) networks, and public switched telephone networks (“PSTN”), call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada and the United Kingdom, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these services for the foreseeable future. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

In addition, we currently use and may in the future use third-party service providers to deliver certain features of our services. For example, we rely on Free Conference Call Global, LLC for some conference calling features. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.

Finally, if problems occur with any of these third-party network or service providers, it may cause errors or poor call quality in our service, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor call quality in our service, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our services, termination of our relationships and agreements with our resellers, and may seriously harm our business and results of operations.

Interruptions or delays in service from our third-party data center hosting facilities and co-location facilities could impair the delivery of our services and harm our business.

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We also serve customers in the United Kingdom and expect to serve customers in other countries of Europe from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland. In addition, our wholly owned subsidiary, RCLEC, Inc., uses two third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service. Interruptions in our service may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Because our ability to attract and retain customers depends on our ability to provide customers with a highly reliable service, even minor interruptions in our service could harm our brand and reputation and have a material adverse effect on our business.

As part of our current disaster recovery arrangements, our North American infrastructure and all of our North American customers’ data is currently replicated in near real-time at our two data center facilities in the U.S., and our European production environment and all of our United Kingdom and other European customers’ data will be replicated in near real-time at our two European data center facilities. We do not control the operation of these facilities or of RCLEC’s co-location facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements in place, our service could be interrupted.

We may also be required to transfer our servers to new data center facilities in the event that we are unable to renew our leases on acceptable terms, if at all, or the owners of the facilities decide to close their facilities, and we may incur significant costs and possible service interruption in connection with doing so. In addition, any financial difficulties, such as bankruptcy or foreclosure, faced by our third-party data center operators, or any of the service providers with which we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our increasing needs for capacity, our ability to grow our business could be materially and adversely impacted.

Failures in Internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, leading our customers to switch to our competitors or to avoid using our services.

Unlike traditional communications services, our services depend on our customers’ high-speed broadband access to the Internet, usually provided through a cable or digital subscriber line, or DSL, connection. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our services and applications due to capacity constraints and other Internet infrastructure limitations. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, if Internet service providers and other third parties providing Internet services have outages or deteriorations in their quality of service, our customers will not have access to our services or may experience a decrease in the quality of our services. Furthermore, as the rate of adoption of new technologies increases, the networks on which our services and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. Frequent or persistent interruptions could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our services, and could permanently harm our reputation and brands.

In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G or 4G, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent phone companies, cable companies and wireless companies. Some of these providers offer products and services that directly compete with our own offerings, which can potentially give them a competitive advantage. Also, these providers could take measures that degrade, disrupt or increase the cost of user access to third-party services, including our services, by restricting or prohibiting the use of their infrastructure to support or facilitate third-party services or by charging increased fees to third parties or the users of third-party services, any of which would make our services less attractive to users, and reduce our revenues.

In the U.S., there is some uncertainty regarding whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our services without interference. In December 2010, the Federal Communications Commission (“FCC”), adopted net neutrality rules that make it more difficult for broadband Internet access service providers to block, degrade or discriminate against our services. These rules apply to wired broadband Internet providers, but not all of the rules apply to wireless broadband service. We cannot assure you that current net neutrality rules will not change in the future. There have been recent challenges to the FCC net neutrality rules, including an action brought against the FCC in the U.S. Court of Appeals for the District of Columbia Circuit. Any instances of broadband interference could result in a loss of existing users and increased costs, which could impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

Most of our customers may terminate their subscriptions for our service at any time without penalty, and increased customer turnover, or costs we incur to retain our customers and encourage them to add users and, in the future, to purchase additional functionalities and premium service editions, could materially and adversely affect our financial performance.

Our customers generally do not have long-term contracts with us and these customers may terminate their subscription for our service at any time without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly service cancellations or failures to renew, which we refer to as turnover. Our customers with subscription agreements have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically between one and three years. In the event that these customers do renew their subscriptions, they may choose to renew for fewer users, shorter contract lengths, or for a less expensive service plan or edition. We cannot predict the renewal rates for customers that have entered into subscription contracts with us.

Customer turnover, as well as reductions in the number of users for which a customer subscribes, each have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our service, the value proposition of our services or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. Because of turnover and reductions in the number of users for whom a customer subscribes, we have to acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing expenditures could harm our business and results of operations.

Our future success also depends in part on our ability to sell additional subscriptions and additional functionalities to our current customers. This may also require increasingly sophisticated and more costly sales efforts and a longer sales cycle. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to convince customers to add users and, in the future, to purchase additional functionalities are not successful, our business may suffer. In addition, such increased costs could cause us to increase our subscription rates, which could increase our turnover rate.

If we are unable to attract new customers to our services on a cost-effective basis, our business will be materially and adversely affected.

In order to grow our business, we must continue to attract new customers and expand the number of users in our existing customer base on a cost-effective basis. We use and periodically adjust the mix of advertising and marketing programs to promote our services. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or cause us to choose less expensive and perhaps less effective channels to promote our services. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenues generated by such expenses, and we may fail to otherwise experience an increase in revenues or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.

Some of our potential customers learn about us through leading search engines, such as Google, Yahoo! and Bing. While we employ search engine optimization and search engine marketing strategies, our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in search costs could materially and adversely affect our customer acquisition efforts and our results of operations.

We market our products and services principally to small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn.

We market our products and services principally to small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. Because the vast majority of our customers pay for our services through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or the overall demand for our services could be materially and adversely affected.

We face significant risks in our strategy to target medium-sized and larger businesses for sales of our services and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.

We currently derive only a small portion of our revenues from sales from medium-sized businesses. As we target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to purchase our services may require the approval of more technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers about the benefits of our services. In addition, larger customers may demand more features, integration services and customization. Also, we have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales, support and professional services resources to individual customers, resulting in increased costs and would likely lengthen our typical sales cycle, which could strain our limited sales and professional services resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met. Furthermore, because we have limited experience selling to larger businesses, our investment in marketing our services to these potential customers may not be successful, which could materially and adversely affect our results of operations and our overall ability to grow our customer base. Following sales to medium-sized or larger customers, we may experience fewer opportunities to expand these customers’ user base or sell them additional functionalities, or experience increased subscription terminations as compared to our experience with smaller businesses, any of which could materially and adversely impact our results of operations.

We rely significantly on a network of resellers to sell our services; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to maintain and expand our network as we expand into international markets. An increasing portion of our revenues is derived from our network of over 1,000 sales agents and resellers, including AT&T, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other cloud-based business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our resellers or potential resellers to favor their services or prevent or reduce sales of our services. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our services may decrease and our results of operations would suffer.

Recruiting and retaining qualified resellers in our network and training them in our technology and service offerings requires significant time and resources. To develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investment in systems and training. Many resellers may not be willing to invest the time and resources required to train their staff to effectively market our services.

Support for smartphones and tablets are an integral part of our solutions. If we are unable to develop robust mobile applications that operate on mobile platforms that our customers use, our business and results of operations could be materially and adversely affected.

Our solutions allow our customers to use and manage our cloud-based business communications solution on smart devices. As new smart devices and operating systems are released, we may encounter difficulties supporting these devices and services, and we may need to devote significant resources to the creation, support, and maintenance of our mobile applications. In addition, if we experience difficulties in the future integrating our mobile applications into smart devices or if problems arise with our relationships with providers of mobile operating systems, such as those of Apple Inc. or Google Inc., our future growth and our results of operations could suffer.

We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.

The cloud-based business communications industry is competitive, and we expect it to become increasingly competitive in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC and their resellers; and companies such as Microsoft Corporation and Broadsoft, Inc. that generally license their software, and their resellers. In addition, certain of our resellers are also our competitors. For example, AT&T serves as one of our resellers but is also a competitor for business communications. All of these companies may now or in the future also host their solutions through the cloud. We also face competition from other cloud companies such as j2 Global, Inc. and 8x8, Inc., as well as from established communications providers, such as AT&T Inc., Verizon Communications Inc. and Comcast Corporation, that resell on-premise hardware, software and hosted solutions. We may also face competition from other large Internet companies, such as Google Inc., Yahoo! Inc. and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified service offerings and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could materially and adversely affect our results of operations. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of these service providers have in the past and may choose in the future to sacrifice revenues in order to gain market share by offering their services at lower prices or for free. Our competitors may also offer bundled service arrangements offering a more complete service offering, despite the technical merits or advantages of our services. Competition could force us to decrease our prices, slow our growth, increase our customer turnover, reduce our sales or decrease our market share. The adverse impact of a shortfall in our revenues may be magnified if we are unable to adjust spending adequately to compensate for such shortfall.

If we are unable to develop, license or acquire new services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.

The cloud-based business communications industry is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in this emerging market, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. Currently, we derive a majority of our revenues from subscriptions to RingCentral Office, and we expect this will continue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax and text communications services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our services, and may materially and adversely impact our results of operations.

The introduction of new services by competitors or the development of entirely new technologies to replace existing offerings could make our solutions obsolete or adversely affect our business and results of operations. Announcements of future releases and new services and technologies by our competitors or us could cause customers to defer purchases of our existing services, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design or marketing that could delay or prevent our development, introduction or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services or applications may require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new or enhanced services and applications on a timely and cost-effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition, and results of operations may be materially and adversely affected.

A security breach could delay or interrupt service to our customers, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our network from interruption by damage from unauthorized entry, computer viruses or other events beyond our control. In the past, we may have been subject to denial or disruption of service (“DDOS”), attacks by hackers intent on bringing down our services, and we may be subject to DDOS attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures are currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, nearly all of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data.

Additionally, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information (“CPNI”), or other information in order to gain access to our customers’ data or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill. Third parties may also attempt to fraudulently induce employees, consultants or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, or our information technology systems. In addition, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ CPNI, could result in significant liability to us, cause our service to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

We rely on third parties for some of our software development, quality assurance, operations and customer support.

We currently depend on various third parties for some of our software development efforts, quality assurance, operations and customer support services. Specifically, we outsource some of our software development, quality assurance and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia and Odessa, Ukraine. In addition, we outsource a significant portion of our customer support, inside sales and network operation control functions to a third-party contractor located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these business operations.

Our agreements with these third-party contractors are either not terminable by them (other than at the end of the term or upon an uncured breach by us) or require at least 60 days’ prior written notice of termination. If we experience problems with our third-party contractors, the costs charged by our third-party contractors increase or our agreements with our third-party contractors are terminated, we may not be able to develop new solutions, enhance or operate existing solutions or provide customer support in an alternate manner that is equally or more efficient and cost-effective.

We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services and provide adequate customer support could be impaired, and, as a result, our competitive position or our results of operations could suffer.

Growth may place significant demands on our management and our infrastructure.

We have recently experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide, and improve and upgrade our systems and infrastructure to attract, service and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, given our expected growth, we expect to move our offices or secure additional space in our current building or another building within the next 12 months. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.

Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.

There has been substantial litigation in the areas in which we operate regarding intellectual property rights. In the past, we have been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. In the past we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any ongoing or future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights. In this regard, in June 2011, j2 Global, Inc. and Advanced Messaging Technologies, Inc. named us in a patent infringement lawsuit seeking a permanent injunction, damages and attorneys’ fees. In April 2013, we entered into a license and settlement agreement with j2 Global, Inc. and one of its affiliates to settle the matter.  In addition, in December 2012, we were named as a defendant in a patent infringement lawsuit by CallWave Communications, LLC, or CallWave, which we believe to be a non-practicing entity.  In September 2013, we entered into a license and settlement agreement with Callwave to settle the matter.

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. For instance, in September 2013, we received a letter sent on behalf of Cronos Technologies LLC, which we believe is a non-practicing entity, asserting that we should consider engaging in licensing discussions regarding a patent. We cannot assure you that we will resolve or settle these claims, or prevail in any resulting legal actions (if ultimately litigated). Furthermore, regardless of their merits, accusations and lawsuits like these may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Certain technology necessary for us to provide our services may, in fact, be patented by other parties either now or in the future. If such technology were validly patented by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or if at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and cease offering services incorporating the technology, which could materially and adversely affect our business and results of operations.

If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain services, prohibited from using certain processes, or required to redesign certain services, each of which could have a material adverse effect on our business and results of operations.

These and other outcomes may:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

•	cause us to pay license fees for intellectual property we are deemed to have infringed;

•	cause us to incur costs and devote valuable technical resources to redesigning our services;

•	cause our cost of goods sold to increase;

•	cause us to accelerate expenditures to preserve existing revenues;

•	cause existing or new vendors to require prepayments or letters of credit;

•	materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;

•	cause us to change our business methods or services;

•	require us to cease certain business operations or offering certain services; and

•	lead to our bankruptcy or liquidation.

Our limited ability to protect our intellectual property rights could materially and adversely affect our business.

We rely, in part, on patent, trademark, copyright and trade secret law to protect our intellectual property in the U.S. and abroad. We seek to protect our technology, software, documentation and other information under trade secret and copyright law, which afford only limited protection. For example, we typically enter into confidentiality agreements with our employees, consultants, third-party contractors, customers and vendors in an effort to control access to use and distribution of our technology, software, documentation and other information. These agreements may not effectively prevent authorized use or disclosure of confidential information and may not provide an adequate remedy in the event of such unauthorized use or disclosure, and it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. In addition, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret.

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes more than 80 patents issued or pending.  We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings before the U.S. Patent and Trademark Office, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents.

The unlicensed use of our brand, including domain names, by third parties could harm our reputation, cause confusion among our customers and impair our ability to market our products and services. To that end, we have registered numerous trademarks and service marks and have applied for registration of additional trademarks and service marks and have acquired a large number of domain names in and outside the U.S. to establish and protect our brand names as part of our intellectual property strategy. If our applications receive objections or are successfully opposed by third parties, it will be difficult for us to prevent third parties from using our brand without our permission. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we are not successful in protecting our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand.

Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development and quality assurance activities to third-party contractors located in St. Petersburg, Russia and Odessa, Ukraine. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in Manila, the Philippines, where we have outsourced a significant portion of our customer support function. We cannot assure you that such agreements with these third-party contractors or their agreements with their employees and contractors will adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on the public acceptance of our services and applications.

Our future success depends on our ability to significantly increase revenues generated from our cloud-based business communications solutions. The market for cloud-based business communications is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for, and market acceptance of, these applications is uncertain. If the market for cloud-based business communications fails to develop, develops more slowly than we anticipate or develops in a manner different than we expect, our services could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

Our growth depends on the continued use of voice communications by businesses, as compared to email and other data-based methods. A decline in the overall rate of voice communications by businesses would harm our business. Furthermore, our continued growth depends on future demand for and adoption of Internet voice communications systems and services. Although the number of broadband subscribers worldwide has grown significantly in recent years, a small percentage of businesses have adopted Internet voice communications services to date. For demand and adoption of Internet voice communications services by businesses to increase, Internet voice communications networks must improve the quality of their service for real-time communications by managing the effects of and reducing packet loss, packet delay and packet jitter, as well as unreliable bandwidth, so that toll-quality service can be consistently provided. Additionally, the cost and feature benefits of Internet voice communications must be sufficient to cause customers to switch from traditional phone service providers. We must devote substantial resources to educate customers and their end users about the benefits of Internet voice communications solutions, in general, and our services in particular. If any or all of these factors fail to occur, our business may be materially and adversely affected.

Interruptions in our services could harm our reputation, result in significant costs to us, and impair our ability to sell our services.

Because our services are complex and we have incorporated a variety of new computer hardware, as well as software that is developed in-house and acquired from third-party vendors, our services may have errors or defects that customers identify after they begin using them that could result in unanticipated interruptions of service. Internet-based services frequently contain undetected errors and bugs when first introduced or when new versions or enhancements are released. While the substantial majority of our customers are small and medium-sized businesses, the use of our services in complicated, large-scale network environments may increase our exposure to undetected errors, failures or bugs in our services. Although we test our services to detect and correct errors and defects before their general release, we have from time to time experienced significant interruptions in our service as a result of such errors or defects and may experience future interruptions of service if we fail to detect and correct these errors and defects. The costs incurred in correcting such defects or errors may be substantial and could harm our results of operations. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our services.

Any defects in, or unavailability of, our or third-party software or hardware that cause interruptions of our services could, among other things:

•	cause a reduction in revenues or delay in market acceptance of our services;

•	require us to issue refunds to our customers or expose us to claims for damages;

•	cause us to lose existing customers and make it more difficult to attract new customers;

•	divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation;

•	increase our technical support costs; and

•	harm our reputation and brand.

If we fail to continue to develop our brand or our reputation is harmed, our business may suffer.

We believe that continuing to strengthen our current brand will be critical to achieving widespread acceptance of our services and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we fail to promote and maintain our brand, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brands, our business could be materially and adversely affected.

Our services, as well as those of our competitors, are regularly reviewed and commented upon by online media sources, as well as computer and other business publications. Negative reviews, or reviews in which our competitors’ products and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time to time, our customers have expressed dissatisfaction with our services, including dissatisfaction with our customer support, our billing policies and the way our services operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their subscriptions. In addition, many of our customers participate in social media and online blogs about Internet-based services, including our services, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. If actions we take or changes we make to our services upset these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our services or customer service could materially and adversely impact our ability to attract and retain customers and our business, financial condition and results of operations.

If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.

Nearly all of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our services with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our service, something that we have experienced in the past. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard (“PCI”), in the United States and Canada. We are developing a plan to become PCI-compliant in the United Kingdom; however, if we fail to maintain compliance with current merchant standards, such as PCI, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our services. Our services may also be subject to fraudulent usage, including but not limited to international revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set Personal Identification Numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer PINs and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and expense that we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our services are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition and ability to grow our business.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, distribution of our services, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures and employee or other theft, as well as third-party provider failures. Any disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business.

In addition, we recently transitioned from a number of disparate systems and implemented NetSuite, a SaaS enterprise resource planning system, to handle various business, operating and financial processes. We plan to transition from a spreadsheet-based financial modeling system and implement a third-party corporate performance management system. In addition, in the future we intend to implement a third-party SaaS billing system to replace our current internally developed billing system. We may also implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

Our use of open source technology could impose limitations on our ability to commercialize our services.

We use open source software in our platform on which our services operate. There is a risk that the owners of the copyrights in such software may claim that such licenses impose unanticipated conditions or restrictions on our ability to market or provide our services. If such owners prevail in such claim, we could be required to make the source code for our proprietary software (which contains our valuable trade secrets) generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our services, to re-engineer our technology, or to discontinue offering our services in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could cause us to discontinue our services, harm our reputation, result in customer losses or claims, increase our costs or otherwise materially and adversely affect our business and results of operations.

Our services are subject to regulation, and future legislative or regulatory actions could adversely affect our business and expose us to liability.

Federal Regulation

Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, Federal Universal Service Fund, or USF, contributions, E-911, and other requirements. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could have a materially adverse impact on our revenues.

Through our wholly owned subsidiary, RCLEC, Inc., we also provide competitive local exchange carrier services, or CLEC services, which are regulated by the FCC as traditional telecommunications services. Our CLEC services depend on certain provisions of the Telecommunications Act of 1996 that permit us to procure facilities and services from incumbent local exchange carriers, or ILECs, that are necessary to provide our services. Over the past several years, the FCC has reduced or eliminated a number of regulations governing ILECs’ offerings. If ILECs are not required by law to provide services to us or do not continue to permit us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing CLEC services could increase. This could have a materially adverse impact on our results of operations and cash flows.

Our services are also subject to a number of other FCC regulations. Among others, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•	requirements to provide E-911 to our customers;

•	contributions to the USF which requires that we pay a percentage of our revenues to support certain federal programs;

•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•	FCC rules regarding CPNI, which requires that we not use such information without customer approval, subject to certain exceptions.

If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could ultimately harm our business and results of operations.

State Regulation

States currently may not regulate our Internet voice communications services. However, states are allowed to assess state USF requirements, E-911 fees and other surcharges on nomadic VoIP providers. A number of states require us to contribute to state USF, contribute to E-911 and pay other surcharges, while others are actively considering extending their programs to include the services we provide. We pass USF, E-911 fees and other surcharges through to our customers, which may result in our services becoming more expensive or require that we absorb these costs. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to Internet voice communications services like ours.

Our subsidiary’s CLEC services are subject to regulation by the public utility regulatory agency in those states where we provide local telecommunications services. This regulation includes the requirement to obtain a certificate of public necessity or other similar licenses prior to offering our CLEC services. We may also be required to file tariffs that describe our CLEC’s services and provide rates for those services. We are also required to comply with state regulations that vary from state to state concerning service quality, disconnection and billing requirements. State commissions also have authority to review and approve interconnection agreements between incumbent phone carriers and CLECs such as our subsidiary, and to conduct arbitration of disputes arising in the negotiation of such agreements.

International Regulation

As we expand internationally, we may be subject to telecommunications, consumer protection, data privacy and other laws and regulations in the foreign countries where we offer our services. Internationally, we currently offer our services in Canada and the United Kingdom, or UK.

We are a provider of Internet voice telecommunications services in Canada. As a provider of internet voice communications services, we are subject to regulation in Canada by the Canadian Radio-television and Telecommunications Commission, or CRTC. We are registered with the CRTC as a reseller of telecommunications services and have been issued a basic international telecommunications services, or BITS, licence by the CRTC. As an internet voice communications provider, we are subject to obligations imposed by the CRTC, including providing access to emergency call E-911 services, providing access to operator assistance, directory information services, number portability, providing minimum customer information, charge customers certain regulatory charges and pay contribution charges. We are also subject to Canadian federal privacy laws and provincial consumer protection legislation. As a holder of a BITS license, we also must comply with various annual reporting requirements.

As a provider of electronic communications services in the UK, we are subject to regulation in the UK by the Office of Communications. Some of these regulatory obligations include providing access to emergency call services (E999/112); providing access to operator assistance, directories and directory enquiry services, offering contracts with minimum terms, providing and publishing certain information transparently, providing itemized billing, protecting customer information (including personal data); porting phone numbers upon a valid customer request and implementing a code of practice. We are required to comply with laws and matters relating to, among other things, competition law, distance selling, e-commerce and consumer protection. We must also comply with various reporting and recordkeeping requirements.

In addition, our international operations are potentially subject to country-specific governmental regulation and related actions that may increase our costs or impact our product and service offerings or prevent us from offering or providing our products and services in certain countries. Certain of our services may be used by customers located in countries where VoIP and other forms of IP communications may be illegal or require special licensing or in countries on a U.S. embargo list. Even where our products are reportedly illegal or become illegal or where users are located in an embargoed country, users in those countries may be able to continue to use our products and services in those countries notwithstanding the illegality or embargo. We may be subject to penalties or governmental action if consumers continue to use our products and services in countries where it is illegal to do so, and any such penalties or governmental action may be costly and may harm our business and damage our brand and reputation. We may be required to incur additional expenses to meet applicable international regulatory requirements or be required to discontinue those services if required by law or if we cannot or will not meet those requirements.

We process, store, and use personal information and other data, which subjects us and our customers to a variety of evolving governmental regulation, industry standards and self-regulatory schemes, contractual obligations, and other legal obligations related to privacy, which may increase our costs, decrease adoption and use of our products and services and expose us to liability.

There are a number of federal, state, local and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Within the European Union, or EU, strict laws already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The EU model has been replicated in many jurisdictions outside the U.S., including Asia-Pacific Economic Cooperation countries. Regulators have the power to fine non-compliant organizations significant amounts. There are proposals to increase the maximum level of fines that EU regulators may impose to 2% of worldwide annual sales. As Internet commerce and communication technologies continue to evolve, increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy is currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, customers may use our services to store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA, notwithstanding that we inform customers that our services should not be used for these purposes. Noncompliance with laws and regulations relating to privacy and HIPAA may lead to significant fines, penalties or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our service and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our services, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries.

In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that may place additional burdens on us and our customers, which may further reduce demand for our services and harm our business.

While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our services and ultimately in a loss of users, which could materially and adversely affect our business. Our customers may also accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, Russia and Ukraine may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

Use or delivery of our services may become subject to new or increased regulatory requirements, taxes or fees.

The increasing growth and popularity of Internet voice communications heighten the risk that governments will regulate or impose new or increased fees or taxes on Internet voice communications services. To the extent that the use of our services continues to grow, regulators may be more likely to seek to regulate or impose new or additional taxes, surcharges or fees on our services. Similarly, advances in technology, such as improvements in locating the geographic origin of Internet voice communications, could cause our services to become subject to additional regulations, fees or taxes, or could require us to invest in or develop new technologies, which may be costly. In addition, as we continue to expand our user base and offer more services, we may become subject to new regulations, taxes, surcharges or fees. Increased regulatory requirements, taxes, surcharges or fees on Internet voice communications services, which could be assessed by governments retroactively or prospectively, would substantially increase our costs, and, as a result, our business would suffer. In addition, the tax status of our services could subject us to conflicting taxation requirements and complexity with regard to the collection and remittance of applicable taxes. Any such additional taxes could harm our results of operations.

Our emergency and E-911 calling services may expose us to significant liability.

The FCC requires Internet voice communications providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wire-line E-911 network. Under the FCC’s rules, Internet voice communications providers must transmit the caller’s phone number and registered location information to the appropriate public safety answering point, or PSAP, for the caller’s registered location. Our CLEC services are also required by the FCC and state regulators to provide E-911 service to the extent that they are accessed by end users.

We provide E-911 service in compliance with the FCC’s rules to substantially all of our customers’ interconnected VoIP lines. In some circumstances, 911 calls may be routed to a national emergency call center that routes the call to the appropriate PSAP. In addition, certain of our Internet voice communications services that work with mobile devices and are accessed through Wi-Fi networks may not be able to complete 911 calls. The FCC is considering requiring providers of Internet voice communications services on mobile devices to provide E-911 service. The adoption of such a requirement could increase our costs and make our service more expensive, which could adversely affect our results of operations.

In May 2013, the FCC issued an order requiring all providers of interconnected text messaging services to provide, by September 30, 2013, an automatic bounce-back text message in situations where a consumer attempts to text message to 911 in a location where text-to-911 is not available. We believe we are in compliance with this order.

In connection with the FCC requirement that we provide E-911 to all of our interconnected VoIP customers, we must obtain from each customer, prior to the initiation of service, the physical locations at which the service will first be used for each VoIP line. For services that can be utilized from more than one physical location, we must provide customers one or more methods of updating their physical location. Because we do not validate the physical address at each location where the services may be used by our customers, and because customers may use the services in locations that differ from the registered location without providing us with the updated information, it is possible that E-911 calls may get routed to the wrong public safety answering point, or PSAP. We are also aware that certain customer registered addresses are incorrect, or may not have been updated. If E-911 calls are not routed to the correct PSAP, and if the delay results in serious injury or death, we could be sued and the damages substantial. We are evaluating measures to attempt to verify and update the addresses for locations where our services are used.

We could be subject to enforcement action by the FCC for our customer lines that do not have E-911 service or an FCC challenge to our implementation in full. This enforcement action could result in significant monetary penalties and restrictions on our ability to offer non-compliant services.

Customers may in the future attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed or uncompleted emergency service calls. The New and Emerging Technologies 911 Improvement Act of 2008 provides that Internet voice communications providers have the same protections from liability for the operation of 911 service as traditional wire-line and wireless providers. Limitations on liability for the provision of 911 service are normally governed by state law, and these limitations typically are not absolute. It is also unclear under the FCC’s rules whether the limitations on liability would apply to those customer lines for which we do not provide E-911 service.

We rely on third parties to provide the majority of our customer service and support representatives and to fulfill various aspects of our E-911 service. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed, and we may lose customers.

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. We currently offer support almost exclusively in English. Our third-party providers generally provide customer service and support to our customers without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages.

We also contract with third parties to provide E-911 services, including assistance in routing emergency calls and terminating E-911 calls. Our providers operate a national call center that is available 24 hours a day, seven days a week, to receive certain emergency calls and maintain PSAP databases for the purpose of deploying and operating E-911 services. On mobile devices, we generally rely on the underlying cellular or wireless carrier to provide E-911 services. Interruptions in service from our vendors could cause failures in our customers’ access to E-911 services and expose us to liability and damage our reputation.

If any of these third parties do not provide reliable, high-quality service, our reputation and our business will be harmed. In addition, industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.

We are in the process of expanding our international operations, which exposes us to significant risks.

To date, we have not generated significant revenues from outside of the U.S. and Canada. However, we already have significant operations outside the U.S. and Canada, and we expect to grow our international revenues in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•	our ability to comply with differing technical and environmental standards, data privacy and telecommunications regulations and certification requirements outside the U.S.;

•	difficulties and costs associated with staffing and managing foreign operations;

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;

•	the need to adapt and localize our services for specific countries;

•	the need to offer customer care in various native languages;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•

lower levels of adoption of credit or debit card usage for Internet related purchases by foreign customers and compliance with various foreign regulations related to credit or debit card processing and data privacy requirements;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;

•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;

•	tariffs and other non-tariff barriers, such as quotas and local content rules;

•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and United Kingdom Bribery Act of 2010;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences;

•

fluctuations in currency exchange rates, which could increase the price of our services outside of the U.S., increase the expenses of our international operations, including expenses related to foreign contractors, and expose us to foreign currency exchange rate risk;

•	exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;

•	restrictions on the transfer of funds;

•	new and different sources of competition;

•	deterioration of political relations between the U.S. and other countries, particularly Russia, Ukraine, China and the Philippines; and

•	political or social unrest or economic instability in a specific country or region.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business.

We depend largely on the continued services of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.

Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co-founder, Chairman and Chief Executive Officer, Vladimir Shmunis. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may therefore terminate employment with us at any time with no advance notice. The replacement of any of these senior management personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. In addition, certain members of our senior management team, including our President, who joined us in June 2013, and our Chief Financial Officer, who joined us in August 2013, have worked together for only a relatively short period of time and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition or results of operations.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new services, which could have a material adverse effect on our business, financial condition and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Many of our key personnel are, or will soon be, vested in a substantial amount of shares of common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our Class A common stock. If we are unable to retain our employees, our business, results of operations, and financial condition will be harmed.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. Acquisitions and other strategic investments involve significant risks and uncertainties, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;

•	unanticipated costs and liabilities;

•	difficulties in integrating new products and services, software, businesses, operations and technology infrastructure in an efficient and effective manner;

•	difficulties in maintaining customer relations;

•	the potential loss of key employees of the acquired businesses;

•	the diversion of the attention of our senior management from the operation of our daily business;

•	the potential adverse effect on our cash position to the extent that we use cash for the purchase price;

•	the potential significant increase of our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;

•	the potential issuance of securities that would dilute our stockholders’ percentage ownership;

•	the potential to incur large and immediate write-offs and restructuring and other related expenses; and

•	the inability to maintain uniform standards, controls, policies and procedures.

Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition or investment. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins and expenses.

We may be subject to liabilities on past sales for taxes, surcharges and fees.

Prior to 2012, we did not collect or remit U.S. state or municipal sales, use, excise, utility user and ad valorem taxes, fees or surcharges on the charges to our customers for our services or goods, except that we have historically complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. For periods prior to 2012, with limited exception, we believe that we were generally not subject to taxes, fees, or surcharges imposed by other U.S. state and municipal jurisdictions or that such taxes, fees, or surcharges did not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees and surcharges for sales made over the Internet. Therefore, taxing authorities may challenge our position and may decide to audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers.

In 2012, we voluntarily began collecting and remitting U.S. state sales, use or other taxes, surcharges, and fees. The collection of these taxes, fees, or surcharges could have the effect of decreasing or eliminating price advantages we may have had over other providers. We may not accurately calculate these taxes, particularly in foreign jurisdictions. In addition, we have recorded a contingent sales tax liability for sales prior to 2012. If our ultimate liability exceeds the collected and accrued amount, it could result in significant charges to our earnings.

Finally, the application of other indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area. In November 2007, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2014. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new, or future laws, whether in the U.S. or internationally, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

Changes in effective tax rates, or adverse outcomes resulting from examination of our income or other tax returns, could adversely affect our results of operations and financial condition.

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in, the research and development tax credit laws;

•	expiration or non-utilization of net operating loss carryforwards;

•	tax effects of share-based compensation;

•	certain non-deductible expenses as a result of acquisitions;

•	expansion into new jurisdictions;

•	costs related to intercompany arrangements; and

•	changes in tax laws, regulations, accounting principles, or interpretations thereof.

We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

As of December 31, 2012, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses, which, if not utilized, will begin to expire in 2023 and 2013 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

As of December 31, 2012, we had federal and state net operating loss carryforwards of $61.9 million and $60.4 million, respectively, available to offset future taxable income, which expire in various years through 2023 if not utilized. No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Code, and similar state law provisions, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

As a result of becoming a public company, we will need to further develop and maintain our internal control over financial reporting. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the 2014 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. For example, in connection with the audit of our consolidated financial statements for fiscal 2011, our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that our independent registered public accounting firm identified related to our lack of sufficient, qualified personnel in accounting and financial reporting matters to perform process level controls and other controls. We believe that we remediated this material weakness in 2012.

However, in connection with the audit of our consolidated financial statements for fiscal 2012, our independent registered public accounting firm identified two significant deficiencies. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. The significant deficiencies that our independent registered public accounting firm identified in connection with our fiscal 2012 audit related to our lack of sufficient controls to enable our timely remittance of sales tax liabilities and inadequate controls related to the accounting process and incomplete documentation of accounting and financial period close procedures.

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to do so by the applicable rules, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the Securities and Exchange Commission, or the SEC.

We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart our Business Startups Act of 2012, or JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

We may not be successful in obtaining local access services through our newly-created CLEC.

We have formed a competitive local exchange carrier subsidiary, RCLEC, to allow us to purchase network services directly from ILECs and from other CLECs in certain geographic markets, at lower prices than we pay for such services through third-party network service providers, such as Level 3 Communications, Inc. and Bandwidth.com, Inc., and to help us improve our quality of service. However, the ILECs may favor themselves and their affiliates and may not provide network services to us at lower prices than we could obtain through Level 3 Communications, Inc., Bandwidth.com, Inc., other third-party CLECs, or at all. If we are unable to reduce our pricing as a result of obtaining network services through our subsidiary, we may be forced to rely on other third-party network service providers and be unable to effectively lower our cost of service. Further, creation and maintenance of a CLEC requires significant expenditures, and we may not realize much or any benefit from our investment in our subsidiary if we do not reduce our costs of network service through our subsidiary. In addition, if ILECs or other CLECs do not provide us with any access, we will not be able to use our RCLEC subsidiary as intended to improve the quality of our services or lower the cost of our services.

If we are unable to effectively process local number and toll-free number portability provisioning in a timely manner, our growth may be negatively affected.

We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. Transferring numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our services must maintain both our service and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on third-party carriers to transfer these numbers, a process that we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires Internet voice communications providers, which are companies like us that provide services similar to traditional phone companies, including the ability to make calls to and receive calls from the public phone network, to comply with specified number porting timeframes when customers leave our service for the services of another provider. If we, or our third-party carriers, are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

Our business could suffer if we cannot obtain or retain direct inward dialing numbers, or DIDs, are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.

Our future success depends on our ability to procure large quantities of local and toll-free DIDs in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications carriers that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire DIDs for our operations would make our services less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud-based business communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs.

We rely on third-party hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on purchased or leased hardware and software licensed from third parties in order to offer our service. In some cases, we integrate third-party licensed software components into our platform. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

We depend on two vendors and one fulfillment agent to configure and deliver the phones that we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We rely on Cisco Systems, Inc. and Polycom, Inc. for phones that we offer for sale to our customers that use our services. In addition, we rely on one fulfillment agent to configure and deliver our phones to our customers. We currently do not have long-term contracts with these vendors or with the fulfillment agent. As a result, these third parties are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver phones of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents.

If our vendor-supplied phones are not able to interoperate effectively with our own back-end servers and systems, our customers may not be able to use our service, which could harm our business, financial condition and results of operations.

Phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones we sell are manufactured by only two third-party providers, Cisco Systems, Inc. and Polycom, Inc. If either of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our services could be delayed or orders for our services could be cancelled, which would harm our business, financial condition and results of operations.

We may not be able to manage our inventory levels effectively, which may lead to inventory obsolescence that would force us to incur inventory write-downs.

Our vendor-supplied phones have lead times of up to 20 weeks for delivery and are built to forecasts that are necessarily imprecise. It is likely that from time to time we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We may require additional capital to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, results of operations and financial condition may be adversely affected.

We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Any debt financing that we secure in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

As of June 30, 2013, we were not in compliance with the covenant in our credit agreement with Silicon Valley Bank regarding maintaining a minimum cash balance. Silicon Valley Bank waived this non-compliance effective August 14, 2013. We cannot assure you that we will be able to comply with this covenant or any other affirmative or negative covenants in future quarters, as required by our credit agreements. In the event that we are unable to comply with these covenants in the future, we would seek an amendment or waiver of the covenants. We cannot assure you that any such waiver or amendment would be granted. In such event, we may be required to repay any or all of our existing borrowings, and we cannot assure you that we will be able to borrow under our existing credit agreements, or obtain alternative funding arrangements on commercially reasonable terms, or at all.

In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.

Our corporate headquarters, one of our data centers and co-location facilities, our sole third-party customer service and support facility, and a research and development facility are located near known earthquake fault zones, and the occurrence of an earthquake, tsunami or other catastrophic disaster could damage our facilities or the facilities of our contractors, which could cause us to curtail our operations.

Our corporate headquarters, one of our data centers and one of our subsidiary’s co-location facilities are located in northern California, our customer service call center operated by our contractor is located in the Philippines, and one of our research and development facilities is located on the coast of China. All of these locations are on the Pacific Rim near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes and tsunamis. Additionally, our China facility, our sole third-party customer service and support facility in the Philippines, and our CLEC subsidiary’s co-location facility in Florida are located in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber attack, war, political unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Our failure to comply with these laws, regulations and standards could materially and adversely affect our business and results of operations.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act we will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, exemption from the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will cease to be an “emerging growth company” upon the earliest of (i) the 2019 fiscal year, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

As a result of filings required of a public company, our business and financial condition has become more visible, which we believe may result in more litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially and adversely affected, and even if the claims do not result in litigation or are resolved in our favor. These claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially and adversely affect our business and results of operations.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we will take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of this extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The market price of our Class A common stock is likely to be volatile and could decline.

The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price and trading volume for our Class A common stock may also be highly volatile, and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our services;

•	the public’s reaction to our press releases, financial guidance, and other public announcements, and filings with the Securities and Exchange Commission, or SEC;

•	changes in earnings estimates or recommendations by securities or research analysts who track our Class A common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and other regulations;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	the number of shares to be publicly traded after this offering;

•	sales of common stock by us, our investors or members of our management team; and

•

changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber attack, civil unrest in various parts of the world, acts of war, terrorist attacks, or other catastrophic events.

Any of these factors may result in large and sudden changes in the trading volume and market price of our Class A common stock and may prevent investors from being able to sell their shares at or above the price they paid for their shares of our Class A common stock. Following periods of volatility in the market price of a company’s securities, stockholders often file securities class-action lawsuits against such company. Our involvement in a class-action lawsuit could divert our senior management’s attention and, if adversely determined, could have a material and adverse effect on our business, financial condition and results of operations.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could cause our share price to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 4, 2013, we had 53,609,008 shares of Class B common stock and 8,625,000 shares of Class A common stock outstanding.

All of the shares of our Class A common stock are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act. The remaining 53,609,008 shares of Class B common stock outstanding as of November 4, 2013, are restricted as a result of securities laws, lock-up agreements, or other contractual restrictions that restrict transfers until March 27, 2014, subject to certain exceptions.

As of November 4, 2013, the holders of an aggregate of 31,956,794 shares of Class B common stock, or 51.3% of the total number of outstanding shares of our Class A and Class B common stock, based on shares outstanding as of November 4, 2013, including holders of warrants exercisable for 402,097 shares of Class B common stock, in each case calculated on a fully diluted basis, or their permitted transferees, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation to become effective upon completion of this offering. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could materially and adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. In addition, as of September 30, 2013, there were outstanding options to purchase 11,084,681 shares of our Class B common stock, 4,611,579 shares of which were vested as of September 30, 2013. These shares are freely tradable, although they are subject to the lock-up arrangements we describe below and vesting limitations.

In connection with our recent public offering, we, our directors and officers, and substantially all of our stockholders and holders of options to purchase our stock who held such shares or potions prior to the offering, have agreed, subject to certain limited exceptions, not to offer, sell, contract to sell or otherwise dispose of, or enter into, any transaction that is designed to, or could be expected to, result in the disposition of any shares of our common stock or other securities convertible into or exchangeable or exercisable for shares of our common stock until March 27, 2014 without the prior written consent of Goldman, Sachs & Co. and J.P. Morgan Securities LLC. In the case of releases with respect to our officers or directors, the representatives of the underwriters will, at least three business days before the effective date of such release, notify us of the impending release. We have agreed to announce such release by press release through a major news service at least two business days before the effective date of the release. We cannot predict what effect, if any, market sales of securities held by our stockholders or the availability of these securities for future sale will have on the market price of our Class A common stock.

We may also issue shares of our Class A common stock or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares of our Class A common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our Class A common stock or other securities in connection with any such acquisitions and investments.

The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with a limited number of stockholders that held our stock prior to our initial public offering, including our founders and our executive officers, employees and directors and their affiliates, and venture capital investors, and limiting other stockholders’ ability to influence corporate matters.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 98.6% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, our pre-offering stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

In addition, the holders of Class B common stock collectively will continue to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock so long as the shares of Class B common stock represent at least 10% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit our Class A stockholders’ ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Shmunis retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, control a majority of the combined voting power of our Class A and Class B common stock. As a board member, Mr. Shmunis owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Shmunis is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

We have never paid cash dividends and do not anticipate paying any cash dividends on our common stock.

We currently do not plan to declare dividends on share of our common stock in the foreseeable future and plan to, instead, retain any earnings to finance our operations and growth. Because we have never paid cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future, the only opportunity to achieve a return on your investment in our company will be if the market price of our Class A common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our Class A common stock that will prevail in the market after this offering will ever exceed the price that you pay.

If research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our Class A common stock, our stock price and trading volume may decline.

The trading market for our Class A common stock will depend in part on the research and reports that research analysts publish about us and our business. If we do not establish and maintain adequate research coverage or if one or more analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, the price of our Class A common stock may decline. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our Class A common stock may decrease, which could cause our stock price or trading volume to decline.

Anti-takeover provisions in our restated certificate of incorporation and bylaws that will be in effect at or upon consummation of this offering and under Delaware corporate law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 100,000,000 shares of undesignated preferred stock;

•

require that, once our outstanding shares of Class B common stock represent less than a majority of the combined voting power of our common stock, any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent; specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•

require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation; and

•	reflect two classes of common stock, as discussed above.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sale of Unregistered Securities

From July 1, 2013 through September 30, 2013, we granted to employees and consultants options to purchase an aggregate of 1,833,250 shares of common stock at exercise prices ranging from $11.41 per share to $12.86 per share under our 2010 Equity Incentive Plan (the “2010 Plan”).

From July 1, 2013 through September 30, 2013, we sold an aggregate of 289,926 shares of Class B common stock upon the exercise of options issued to certain of our directors, employees and consultants under our 2003 Equity Incentive Plan at exercise prices per share ranging from $0.05 per share to $1.10 per share, for an aggregate consideration of approximately $241,000.

From July 1, 2013 through September 30, 2013, we sold an aggregate of 67,390 shares of Class B common stock upon the exercise of options issued to certain of our employees under our 2010 Plan at exercise prices per share ranging from $1.40 to $4.48, for an aggregate consideration of approximately $170,000.

On September 26, 2013 we granted to our outside Directors options to purchase an aggregate of 33,650 shares of Class A common stock under our 2013 Equity Incentive Plan at an exercise price of $13.00 per share (which was the initial per-share public offering price on our final prospectus dated as of that date).  The shares subject to the options vest in six equal monthly installments on the 26th day of each month beginning on October 26, 2013.  The options have a term of seven years, subject to earlier expiration under certain circumstances.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering and we believe that each transaction was exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the Registrant’s board of directors, or Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.  Each recipient of the securities in these transactions represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction.  In each case, the recipient represented that such recipient had received adequate information about the Registrant or had adequate access, through his or her relationship with the Registrant, to information about the Registrant.

b) Use of Proceeds from Public Offering of Common Stock

On October 2, 2013, we closed our IPO whereby 8,625,000 shares of Class A common stock, which included 8,545,000 shares of Class A common stock sold by us (including 1,125,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters), and 80,000 shares of Class A common stock sold by the selling stockholders, were sold at a price of $13.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190815). Goldman, Sachs & Co., J.P. Morgan, BofA Merrill Lynch, Allen & Company LLC, and Raymond James acted as the underwriters. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us after deducting underwriting discounts and commissions of $7.8 million and offering expenses payable by us of $3.9 million, were $99.4 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 27, 2013 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS**	XBRL Instance Document	Furnished herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RingCentral, Inc.
Date:	November 12, 2013	By:	/s/ Clyde Hosein

Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)