Form 10-K
period 2013-12-31
RingCentral Inc
filed 2014-02-26
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                     to

Commission File Number: 001-36089

RingCentral, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-3322844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1400 Fashion Island Boulevard, Suite 700

San Mateo, California 94404

(Address of principal executive offices)

(650) 472-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.0001	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on September 27, 2013, based on the closing price of $18.20 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $481.2 million. The Registrant has elected to use September 27, 2013 as the calculation date, which was the initial trading date of the Registrant’s common stock on the New York Stock Exchange, because on June 30, 2013 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2014, there were approximately 10,186,210 shares of Class A common stock and 52,913,219 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2014. Such Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2013.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our future financial performance;
•	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
•	anticipated trends, developments and challenges in our business and in the markets in which we operate;
•	our ability to anticipate and adapt to future changes in our industry;
•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our customer base;
•	maintaining, expanding and responding to changes in our relationships with other companies;
•	the impact of competition in our industry and innovation by our competitors;
•	our ability to sell our products;
•	our ability to expand internationally;
•	the impact of seasonality on our business;
•	the impact of any failure of our solutions or solution innovations;
•	our reliance on our third-party service providers;
•	the potential effect on our business of litigation to which we may become a party;
•	our liquidity and working capital requirements; and
•	the estimates and estimate methodologies used in preparing our consolidated financial statements

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward looking statements, even if new information becomes available in the future.

ITEM 1.	BUSINESS

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for business communications. We believe that our innovative, cloud-based approach disrupts the large market for business communications solutions by providing flexible and cost-effective services that support distributed workforces, mobile employees and the proliferation of “bring-your-own” communications devices. We enable convenient and effective communications for our customers across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce. RingCentral Office, our flagship service, is a multi-user, enterprise-grade communications solution that enables our customers and their employees to communicate via voice, text, HD video and web conferencing and fax, on multiple devices, including smartphones, tablets, PCs and desk phones.

Traditionally, businesses have used on-premise hardware-based communications systems, commonly referred to as private branch exchanges, or PBXs. These systems generally require specialized and expensive hardware that must be deployed at every business location and are primarily designed for employees working only at that location and using only their desk phones. In addition, these systems generally require significant upfront investment and ongoing maintenance and support costs.

Our solutions have been developed with a mobile-centric approach and can be configured, managed and used from a smartphone or tablet. We have designed our user interfaces to be intuitive and easy to use for both administrators and end-users. We believe that we can provide substantial savings to our customers because our services do not require the significant upfront investment in on-premise infrastructure hardware or ongoing maintenance costs commonly associated with on-premise systems. Our solutions generally use existing broadband connections. We design our solutions to be delivered to our customers with high reliability and quality of service using our proprietary high-availability and scalable infrastructure.

We primarily generate revenues by selling subscriptions for our cloud-based services. We focus on acquiring and retaining our customers and increasing their spending with us through adding additional users, upselling current customers to premium service editions, and providing additional features and functionality. We market and sell our services directly, through both our website and inside sales teams, as well as indirectly through a network of over 1,500 sales agents and resellers, including AT&T, which we refer to collectively as resellers. We have a differentiated business model that reduces the time and cost to purchase, activate and begin using our services. We generally offer free trials to prospective customers, allowing them to evaluate our solutions before making a purchasing decision.

We have a diverse and growing customer base comprised of over 300,000 businesses across a wide range of industries, including advertising, consulting, finance, healthcare, legal, real estate, retail and technology. To date, we have focused our principal efforts on the market for small- and medium-sized businesses, defined by IDC as less than 1,000 employees, in the U.S., Canada and the United Kingdom. We are making investments in an effort to address larger customers. We also believe that there is an additional growth opportunity in international markets.

Our Solutions

Our cloud-based business communications solutions provide a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones, and allow for communication across multiple channels, including voice, text, HD video and web conferencing and fax. Our proprietary solutions enable a more productive and dynamic workforce, and have been architected using industry standards to meet modern business communications requirements, including workforce mobility, “bring-your-own” communications device environments and multiple communications channels.

Our solutions are delivered using a high-availability and, scalable infrastructure and are designed for easy self-service activation, provisioning and management with minimal technical expertise or training required. Our solutions scale easily and rapidly, allowing our customers to add new users regardless of where they are located. They are generally affordable, requiring little to no upfront infrastructure hardware costs or ongoing maintenance and upgrade costs commonly associated with on-premise systems. RingCentral Office, our flagship offering, is a multi-user, enterprise-grade communications solution. We sell RingCentral Office in three editions: Standard, Premium and Enterprise. We also offer RingCentral Professional, primarily an inbound call routing service with additional text and fax capabilities targeting smaller deployments, and RingCentral Fax, an Internet fax service that permits sending and receiving faxes over the Internet.

We believe that our solutions provide not only the core functionality of existing on-premise communications solutions, but also additional key benefits that address the changing requirements of business to allow business communications using voice, SMS, fax and HD video and web conferencing. The key benefits of our solutions include:

•

Location Independence.    Our cloud-based solution is designed to be location independent. We seamlessly connect distributed and mobile users, enabling employees to communicate with a single identity whether working from a central location, a branch office, on the road, or at home.

•

Device Independence.    Our solution is designed to work with a broad range of devices, including smartphones, tablets, PCs and desk phones, enabling businesses to successfully implement a “bring-your-own” communications device strategy.

•

Instant Activation; Easy Account Management.    Our solutions are designed for rapid deployment and ease of management. Our simple and intuitive graphical user interfaces allow administrators and users to set up and manage their business communications system with little or no IT expertise, training or dedicated staffing. Our solutions work with users’ existing smartphones, tablets, PCs and desk phones. Additionally, if a customer desires new desk phones, we also sell pre-configured, Plug&Ring-ready phones that can be easily connected to the customer’s existing broadband service.

•

Scalability.    Our cloud-based solutions scale easily and efficiently with the growth of our customers. Customers can add users, regardless of their location, without having to purchase additional infrastructure hardware or software upgrades.

•

Lower Cost of Ownership.    We believe that our customers experience significantly lower cost of ownership compared to legacy on-premise systems. Using our cloud-based solutions, our customers can avoid the significant upfront costs of infrastructure hardware, software, ongoing maintenance and upgrade costs, and the need for dedicated and trained IT personnel.

•

Seamless and Intuitive Integration with Other Cloud-Based Applications.    Cloud-based applications are proliferating within businesses of all sizes. Integration of these cloud-based business applications with legacy on-premise systems is typically complex and expensive, which limits the ability of businesses to leverage cloud-based applications. Our platform provides seamless and intuitive integration with multiple popular cloud-based business applications such as salesforce.com,

Our Services

Our services are RingCentral Office, RingCentral Professional and RingCentral Fax. RingCentral Office is our most comprehensive solution and provides our full suite of features and functionality for businesses, while RingCentral Professional and RingCentral Fax deliver subsets of RingCentral Office’s features and functionality.

RingCentral Office.    RingCentral Office, our flagship service, is a multi-location, multi-user, enterprise-grade communications solution that enables employees to communicate via different channels and on multiple devices. This service is designed primarily for businesses that require a communications solution, regardless of location, type of device, expertise, size or budget. Businesses are able to seamlessly connect users working in multiple office locations on smartphones, tablets, PCs and desk phones. We sell RingCentral Office in three editions: Standard, Premium and Enterprise.  Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, integration with Dropbox, Box, Google Drive and Microsoft Office & Outlook, and conferencing capabilities. Our Premium Edition includes the Standard Edition functionality together with Salesforce CRM integration, automatic call recording and premium support. Our Enterprise Edition adds multipoint HD video and web conferencing and online meetings.

Key features of RingCentral Office include:

•Cloud-Based Business Communications Solutions.    We offer multi-user, multi-extension, cloud-based business communications solutions that do not require installation, configuration, management or maintenance of on-premise hardware and software. Our services are instantly activated, and deliver a rich set of functionality across multiple locations and devices.

•Mobile-Centric Approach.    Our solution includes smartphone and tablet mobile applications that customers can use to set up and manage company, department and user settings from anywhere. Our applications turn iOS and Android smartphones and tablets into business communication devices. Users can change their personal settings instantly and communicate via voice, text, HD video and web conferencing and fax. Personal mobile devices are fully integrated into the customer’s cloud-based communication solution, using the company’s numbers, and displaying one of the company’s caller ID for calls made through our mobile applications.

•Easy Set-Up and Control.    Our user interfaces have a familiar smartphone touch-screen “look and feel” and provide a consistent user experience across smartphones, tablets, PCs and desk phones, making it intuitive and easy for our customers to quickly discover and use our solution across devices. Among other capabilities, administrators can specify and modify company, department, and user settings, auto-receptionist settings, call-handling, and routing rules, and add, change, and customize users and departments.

•Flexible Call Routing.    Our solution includes an auto-attendant to easily customize call routing for the entire company, departments, groups, or individual employees. It includes a robust suite of communication management options, including time of day, caller ID, and call queuing, and sophisticated routing rules for complex call handling for the company, departments, groups and individual employees.

•Integrated Voice, Text, HD Video and Web Conferencing and Fax Communications with One Business Number.    By eliminating the need for multiple business numbers, users are able to easily control how, when and where they conduct their business communications through routing logic with one number. Employees can stay connected, thus increasing efficiency, productivity and responsiveness to their customers. Having one business number also enables users to keep personal mobile numbers private

•Cloud-based Business Application Integrations.    Our solution seamlessly integrates with other cloud-based business applications such as salesforce.com, Google Drive, Box and Dropbox. For example, integration with salesforce.com brings up customer records immediately based on inbound caller IDs, resulting in increased productivity and efficiency. Additionally, users can easily fax documents directly from their cloud-based storage accounts.

•Enterprise Edition HD video and web conferencing and screen sharing.  RingCentral Office Enterprise Edition comes with RingCentral Meetings, a multipoint HD video and web conferencing and screen sharing technology built for smartphones, tablets and computers. Users can hold HD video conferences with up to 25 participants and active speaker spotlight, and are able to share presentations, applications, content and websites.

RingCentral Professional.    Our RingCentral Professional solution provides a subset of our RingCentral Office solution capabilities designed primarily for smaller businesses. RingCentral Professional is principally used as an inbound call routing service with text and fax capabilities.

RingCentral Fax.    Our RingCentral Fax solution provides Internet fax capabilities that allow businesses to send and receive fax documents without the need for a fax machine.

Our Customers

We have a diverse and growing customer base comprised of over 300,000 businesses across a wide range of industries, including advertising, consulting, finance, healthcare, legal, real estate, retail and technology. Our revenues are highly diversified across our customer base, with no single non-reseller customer accounting for more than 1% of our total revenues in fiscal 2011, 2012 or 2013. No single reseller accounted for more than 10% of our total revenues during any period presented in this prospectus. To date, we have focused our principal efforts on the market for small- and medium-sized businesses, defined by IDC as less than 1,000 employees, in the U.S., Canada and the UK. We believe that there is an additional growth opportunity in international markets. We are also making investments that will allow us to address larger enterprise customers.

Marketing, Sales and Support

We use a variety of marketing, sales and support activities to generate and cultivate ongoing customer demand for our services, acquire new customers, and engage with our existing customers. We sell through both direct and indirect channels. We provide on-boarding implementation support to help our customers set up and configure their newly purchased communications system, as well as ongoing self-service, phone support and training. We also closely track and monitor customer acquisition costs to assess how we are deploying our marketing, sales and customer support spending.

•

Marketing.    Our marketing efforts include SEM, SEO, radio advertising, online display advertising and billboard advertising. We track and measure our marketing costs closely across all channels so that we can acquire customers in a cost-efficient manner.

•	Direct Sales. We primarily sell our products and services through direct inbound and outbound sales efforts. We have direct sales representatives located in the U.S. and internationally.
•

Indirect Sales.    Our indirect sales channel consists of a network of over 1,500 resellers, including AT&T, which help broaden the adoption of our services without the need for a large direct field sales force.

•

Customer Support.    While our intuitive and easy-to-use user interface serves to reduce our customers’ need for support, we provide online and phone customer support, as well as post-sale implementation support, to help customers configure and use our solution. We track and measure our customer satisfaction and our support costs closely across all channels to provide a high level of customer service in a cost-efficient manner.

Research and Development

We believe that continued investment in research and development is critical to expanding our leadership position within the cloud-based business communications solutions market. We devote the majority of our research and development resources to software development. Our engineering team has significant experience in various disciplines related to our platform, such as, voice, text, video and fax processing, mobile application development, IP networking and infrastructure, user experience, security and robust multi-tenant cloud-based system architecture.

Our development methodology, in combination with our SaaS delivery model, allows us to provide new and enhanced capabilities on a regular basis. Based on feedback from our customers and prospects and our review of the broader business communications and SaaS markets, we continuously develop new functionality while maintaining and enhancing our existing solution.

Our research and development expenses were $33.4 million, $24.5 million and $12.2 million in fiscal 2013, 2012 and 2011, respectively.

Technology and Operations

Our platform is built on a highly scalable and flexible infrastructure comprised of commercially available hardware and software components. We believe that both hardware and software components of our platform can be replaced, upgraded or added with minimal or no interruption in service. The system is designed to have no single point-of-failure.

We host our services and serve our customers in North America from two third-party data center facilities in San Jose, California and Vienna, Virginia, and we host our services and serve our customers in the United Kingdom from two third-party data center facilities in Amsterdam, the Netherlands and Zurich, Switzerland. Our data centers are designed to host mission-critical computer and communications systems with redundant, fault-tolerant subsystems and compartmentalized security zones. We maintain a security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to our customers’ data. We limit access to on-demand servers and networks at our production and remote backup facilities.

We serve North American customers out of two Points of Presence, known as POPs, one in San Jose, California and the other in Vienna, Virginia. RingCentral subscribers are divided into Parts of Data, or PODs, each comprised of two symmetrical, synchronized units, one per POP. POPs and PODs are redundant with switchover and failover capabilities between POPs. This architecture enables us to deliver our services in a scalable and reliable manner. We can manage our customer growth by adding additional PODs and POPs into our delivery infrastructure as required. We leverage third-party network service providers, including of Level 3 Communications, Inc., Bandwidth.com, Inc., Novatel Wireless, Inc. and AT&T, for network connectivity.  We also obtain connectivity and network services in certain regions from our subsidiary, RCLEC, Inc.

Intellectual Property

We rely on a combination of patent, copyright, and trade secret laws in the U.S. and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand. In addition, we seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Our intellectual property portfolio includes 28 issued U.S. patents, which expire between 2026 and 2032. We also have 45 patent applications pending for examination in the U.S. and 22 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. In general our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our products and services.

Competition

The market for business communications solutions is rapidly evolving, complex, fragmented and defined by changing technology and customer needs. We expect competition to continue to increase in the future. We believe that the principal competitive factors in our market include:

•	service features and capabilities;
•	system reliability, availability and performance;
•	speed and ease of activation, setup and configuration;
•	ownership and control of the underlying technology;
•	integration with mobile devices;
•	brand awareness and recognition;
•	simplicity of the pricing model; and
•	total cost of ownership.

We believe that we generally compete favorably on the basis of the factors listed above.

We face competition from a broad range of providers of business communications solutions. Some of these competitors include:

•

traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc. and Siemens Enterprise Networks, LLC, any of which may now or in the future also host their solutions through the cloud, and their resellers;

•

software providers such as Microsoft Corporation and Broadsoft, Inc. that generally license their software and may now or in the future also host their solutions through the cloud, and their resellers including major carriers and cable companies;

•

established communications providers, such as AT&T Inc., Verizon Communications Inc. and Comcast Corporation in the United States, and TELUS and others in Canada, that resell on-premise hardware, software and hosted solutions;

•	other cloud companies such as j2 Global, Inc., 8x8, Inc., Vonage, Nextiva, Inc. and Jive Communications, Inc.; and
•

other large, Internet companies, such as Google Inc., Yahoo! Inc. and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

Employees and Contractors

As of December 31, 2013, we had 445 full-time employees, including 133 in research and development, 186 in sales and marketing, 27 in operations, 29 in customer technical support, and 70 in general and administrative. As of such date, we had 349 employees located in the U.S. and 96 internationally, including 86 in China. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good and we have never experienced any work stoppages.

We also contract with third-party contractors whose employees or subcontractors’ employees perform services for us. We refer to our third-party contractors’ employees and subcontractors’ employees as our contractors. As of December 31, 2013, we had 1,106 of these contractors, including 271 in research and development, 92 in operations, 289 in sales and marketing, 326 in customer technical support and 128 in general and administrative. As of such date, we had 32 contractors located in the U.S. and 1,074 internationally, including 701 in the Philippines, 359 in Russia and Ukraine and 14 in other countries.

Regulatory

As a provider of Internet communications services, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund and federal programs related to number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess Internet voice communications services. In addition, we have certified a wholly owned subsidiary as a competitive local exchange carrier in six states and currently intend to obtain certificates for our subsidiary in six additional states. This subsidiary, RCLEC, is subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commissions in states where the subsidiary provides services. Specific regulations vary on a state-by-state basis, but generally include the requirement for our subsidiary to register or seek certification to provide its services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection and consumer protection requirements.

As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulatory treatment of Internet communications services outside the U.S. varies from country to country, is often unclear, and may be more onerous than imposed on our services in the U.S. In the United Kingdom, for example, our service is regulated by Ofcom, which, among other things, requires electronic communications providers such as our company to provide all users access to both 112 (EU-mandated) and 999 (UK-mandated) emergency service numbers at no charge.  Similarly in Canada, our service is regulated by the CRTC, which, among other things, imposes requirements similar to the U.S. related to the provision of E-911 services in all areas of Canada where the wireline incumbent carrier offers such 911 services.  Our regulatory obligations in foreign jurisdictions could have a material adverse effect on the use of our services in international locations. See the section entitled “Risk Factors” for more information.

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

We have incurred substantial net losses since our inception, including net losses of $46.1 million for fiscal 2013, $35.4 million for fiscal 2012 and $13.9 million for fiscal 2011, and had an accumulated deficit of $129.8 million as of December 31, 2013. Over the past two years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

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

Although we were incorporated in 1999, we did not formally introduce RingCentral Office, our current flagship service, until 2009. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenues from existing customers as they add users and, in the future, purchase additional functionalities and premium service editions;

•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our services and applications through research and development;
•	successfully expand our business domestically and internationally;
•	successfully compete in our markets;
•	continue to innovate and expand our service offerings;
•	continue our relationship with AT&T and Zoom and successfully launch with TELUS;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our services; and
•	hire, integrate, and retain professional and technical talent.

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

To deliver our services, we rely on third parties for our network connectivity and co-location facilities, and for certain of the features in our services.

We currently use the infrastructure of third-party network service providers, in particular, the services of Level 3 Communications, Inc. and Bandwidth.com, Inc., to deliver our services over their networks. Our third party network service providers provide access to their Internet protocol, or IP, networks, and public switched telephone networks, or PSTN, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada and the United Kingdom, or UK, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these services for the foreseeable future. Recently, we have begun obtaining certain connectivity and network services from our wholly owned subsidiary, RCLEC, Inc. in certain geographic markets; however RCLEC also uses the infrastructure of third party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

In addition, we currently use and may in the future use third-party service providers to deliver certain features of our services. For example, we rely on Free Conference Call Global, LLC for some conference calling features, Zoom Video Communications for our HD video and web conferencing and screen sharing features, and Layered Communications for our texting capabilities. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.

Finally, if problems occur with any of these third-party network or service providers, it may cause errors or poor call quality in our service, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor call quality in our service, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our services, termination of our relationships and agreements with our resellers or liability for failure to meet service level agreements, and may seriously harm our business and results of operations.

Interruptions or delays in service from our third-party data center hosting facilities and co-location facilities could impair the delivery of our services and harm our business.

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We also serve customers in the UK, and expect to serve customers in other European countries, from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland. In addition, RCLEC uses two third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service. Interruptions in our service may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Because our ability to attract and retain customers depends on our ability to provide customers with a highly reliable service, even minor interruptions in our service could harm our brand and reputation and have a material adverse effect on our business.

As part of our current disaster recovery arrangements, our North American infrastructure and all of our North American customers’ data is currently replicated in near real-time at our two data center facilities in the U.S., and our European production environment and all of our UK and other European customers’ data will be replicated in near real-time at our two European data center facilities. We do not control the operation of these facilities or of RCLEC’s co-location facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements in place, our service could be interrupted.

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

Unlike traditional communications services, our services depend on our customers’ high-speed broadband access to the Internet, usually provided through a cable or digital subscriber line, or DSL, connection. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our services and applications due to capacity constraints and other Internet infrastructure limitations. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, if Internet service providers and other third parties providing Internet services have outages or deteriorations in their quality of service, our customers will not have access to our services or may experience a decrease in the quality of our services. Furthermore, as the rate of adoption of new technologies increases, the networks on which our services and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. Frequent or persistent interruptions could cause current or potential users to believe that our systems or services are unreliable, leading them to switch to our competitors or to avoid our services, and could permanently harm our reputation and brands.

In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent phone companies, cable companies and wireless companies. Some of these providers offer products and services that directly compete with our own offerings, which can potentially give them a competitive advantage. Also, these providers could take measures that degrade, disrupt or increase the cost of user access to third-party services, including our services, by restricting or prohibiting the use of their infrastructure to support or facilitate third-party services or by charging increased fees to third parties or the users of third-party services, any of which would make our services less attractive to users, and reduce our revenues.

In the U.S., there is some uncertainty regarding whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our services without interference. In December 2010, the Federal Communications Commission, or FCC, adopted net neutrality rules that make it more difficult for broadband Internet access service providers to block, degrade or discriminate against our services. These rules apply to wired broadband Internet providers, but not all of the rules apply to wireless broadband service. In January 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated portions of the FCC’s net neutrality rules relating to anti-discrimination and anti-blocking.  On February 19, 2014, the FCC announced that it was opening a new docket in which to accept public comments, and to consider the court’s decision and what actions the FCC should take in response. Any instances of broadband interference could result in a loss of existing users and increased costs, which could impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

In order to grow our business, we must continue to attract new customers and expand the number of users in our existing customer base on a cost-effective basis. We use and periodically adjust the mix of advertising and marketing programs to promote our services. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our services. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenues generated by such expenses, and we may fail to otherwise experience an increase in revenues or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.

Some of our potential customers learn about us through leading search engines, such as Google, Yahoo! and Bing. While we employ search engine optimization and search engine marketing strategies, our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, or if search engine companies restrict or prohibit us from using their services, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in search costs could materially and adversely affect our customer acquisition efforts and our results of operations.

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

We currently derive only a small portion of our revenues from sales to medium-sized and larger businesses. As we target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to purchase our services may require the approval of more technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers about the benefits of our services. In addition, larger customers may demand more features, integration services and customization. Also, we have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales, support and professional services resources to individual customers, resulting in increased costs and would likely lengthen our typical sales cycle, which could strain our limited sales and professional services resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met. Furthermore, because we have limited experience selling to larger businesses, our investment in marketing our services to these potential customers may not be successful, which could materially and adversely affect our results of operations and our overall ability to grow our customer base. Following sales to medium-sized or larger customers, we may experience fewer opportunities to expand these customers’ user base or sell them additional functionalities, or experience increased subscription terminations as compared to our experience with smaller businesses, any of which could materially and adversely impact our results of operations.

We rely significantly on a network of resellers to sell our services; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to maintain and expand our network as we sell to larger customers and expand into international markets. An increasing portion of our revenues is derived from our network of over 1,500 sales agents and resellers, including AT&T, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other cloud-based business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our resellers or potential resellers to favor their services or prevent or reduce sales of our services. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our services may decrease and our results of operations would suffer. In this regard, we recently entered into an agreement with TELUS Corporation under which TELUS will market and resell services in Canada that incorporate our cloud platform.  If we are unable to implement our service with TELUS or maintain our relationship with TELUS or other carrier resellers, or if TELUS reduces resources committed to reselling the service, our results of operations may suffer.

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

The cloud-based business communications industry is competitive, and we expect it to become increasingly competitive in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Microsoft Corporation and Broadsoft, Inc. that generally license their software, and their resellers. In addition, certain of our resellers are also our competitors. For example, AT&T serves, and we expect that TELUS will serve, as a reseller to us but they are also competitors for business communications. All of these companies do now or may in the future also host their solutions through the cloud. We also face competition from other cloud companies such as j2 Global, Inc., 8x8, Inc., Vonage Holdings Corp., Nextiva, Inc. and Jive Communications, Inc., as well as from established communications providers, such as AT&T Inc., Verizon Communications Inc. and Comcast Corporation in the United States, and TELUS and others in Canada, that resell on-premise hardware, software and hosted solutions. We may also face competition from other large Internet companies, such as Google Inc., Yahoo! Inc. and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

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

Our operations depend on our ability to protect our network from interruption by damage from unauthorized entry, computer viruses or other events beyond our control. In the past, we may have been subject to denial or disruption of service, or DDOS, attacks by hackers intent on bringing down our services, and we may be subject to DDOS attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures are currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, nearly all of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data.

Additionally, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information, or CPNI, or other information in order to gain access to our customers’ data or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill. Third parties may also attempt to fraudulently induce employees, consultants or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, or our information technology systems. In addition, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information, or CPNI, could result in significant liability to us, cause our service to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

We rely on third parties for some of our software development, quality assurance, operations and customer support.

We currently depend on various third parties for some of our software development efforts, quality assurance, operations and customer support services. Specifically, we outsource some of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia and Odessa, Ukraine. In addition, we outsource a significant portion of our customer support, inside sales and network operation control functions to a third-party contractor located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these business operations.

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

We have recently experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide, and improve and upgrade our systems and infrastructure to attract, service and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers and resellers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, given our expected growth, we expect to move our headquarters offices and our Denver offices, or secure additional space in our current buildings or other buildings, within the next 12 months. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.

Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.

There has been substantial litigation in the areas in which we operate regarding intellectual property rights. In the past, we have been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights. In this regard, in June 2011, j2 Global, Inc. and Advanced Messaging Technologies, Inc. named us in a patent infringement lawsuit seeking a permanent injunction, damages and attorneys’ fees. In April 2013, we entered into a license and settlement agreement with j2 Global, Inc. and one of its affiliates to settle the matter. Under the terms of the settlement agreement, the parties granted each other certain patent cross licenses for over 10 years and the parties have dismissed all claims in these matters without prejudice. In addition, in December 2012, we were named as a defendant in a patent infringement lawsuit by CallWave Communications, LLC, or CallWave, which we believe to be a non-practicing entity. In September 2013, we entered into a license and settlement agreement with Callwave to settle the matter. Under the terms of the settlement agreement, CallWave granted us a non-exclusive license and agreed to dismiss all claims in these matters without prejudice.

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

Certain technology necessary for us to provide our services may, in fact, be patented by other parties either now or in the future. If such technology were validly patented by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and cease offering services incorporating the technology, which could materially and adversely affect our business and results of operations.

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

These and other outcomes may:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;
•	cause us to pay license fees for intellectual property we are deemed to have infringed;
•	cause us to incur costs and devote valuable technical resources to redesigning our services;
•	cause our cost of goods sold to increase;
•	cause us to accelerate expenditures to preserve existing revenues;
•	cause existing or new vendors to require prepayments or letters of credit;
•	materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;
•	cause us to change our business methods or services;
•	require us to cease certain business operations or offering certain services or features; and
•	lead to our bankruptcy or liquidation.

Our limited ability to protect our intellectual property rights could materially and adversely affect our business.

We rely, in part, on patent, trademark, copyright and trade secret law to protect our intellectual property in the U.S. and abroad. We seek to protect our technology, software, documentation and other information under trade secret and copyright law, which afford only limited protection. For example, we typically enter into confidentiality agreements with our employees, consultants, third-party contractors, customers and vendors in an effort to control access to use and distribution of our technology, software, documentation and other information. These agreements may not effectively prevent unauthorized use or disclosure of confidential information and may not provide an adequate remedy in the event of such unauthorized use or disclosure, and it may be possible for a third party to legally reverse engineer, copy or otherwise obtain and use our technology without authorization. In addition, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret.

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 28 issued U.S. patents, which expire between 2026 and 2032. We also have 45 patent applications pending for examination in the U.S. and 22 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody.  As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development and quality assurance activities to third-party contractors located in St. Petersburg, Russia and Odessa, Ukraine. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in Manila, the Philippines, where we have outsourced a significant portion of our customer support function. We cannot assure you that agreements with these third-party contractors or their agreements with their employees and contractors will adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition and results of operations.

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

Because our services are complex and we have incorporated a variety of new computer hardware, as well as software that is developed in-house or licensed or acquired from third-party vendors, our services may have errors or defects that customers identify after they begin using them that could result in unanticipated interruptions of service. Internet-based services frequently contain undetected errors and bugs when first introduced or when new versions or enhancements are released. While the substantial majority of our customers are small and medium-sized businesses, the use of our services in complicated, large-scale network environments may increase our exposure to undetected errors, failures or bugs in our services. Although we test our services to detect and correct errors and defects before their general release, we have from time to time experienced significant interruptions in our service as a result of such errors or defects and may experience future interruptions of service if we fail to detect and correct these errors and defects. The costs incurred in correcting such defects or errors may be substantial and could harm our results of operations. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our services.

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

Our services, as well as those of our competitors, are regularly reviewed and commented upon by online and social media sources, as well as computer and other business publications. Negative reviews, or reviews in which our competitors’ products and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time to time, our customers have expressed dissatisfaction with our services, including dissatisfaction with our customer support, our billing policies and the way our services operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their subscriptions. In addition, many of our customers participate in social media and online blogs about Internet-based services, including our services, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. If actions we take or changes we make to our services upset these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our services or customer service could materially and adversely impact our ability to attract and retain customers and our business, financial condition and results of operations.

If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.

Nearly all of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our services with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our service, something that we have experienced in the past. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard, or PCI, in the United States and Canada. We are developing a plan to become PCI-compliant in the UK; however, if we fail to maintain compliance with current merchant standards, such as PCI, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our services. Our services may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and Personal Identification Numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and expense that we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our services are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition and ability to grow our business.

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

Through RCLEC, we also provide competitive local exchange carrier services, or CLEC services, which are regulated by the FCC as traditional telecommunications services. Our CLEC services depend on certain provisions of the Telecommunications Act of 1996 that permit us to procure facilities and services from incumbent local exchange carriers, or ILECs, that are necessary to provide our services. Over the past several years, the FCC has reduced or eliminated a number of regulations governing ILECs’ offerings. If ILECs are not required by law to provide services to us or do not continue to permit us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing CLEC services could increase. This could have a materially adverse impact on our results of operations and cash flows.

Our services are also subject to a number of other FCC regulations. Among others, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•	requirements to provide E-911 to our customers;
•	requirements to safeguard the privacy of certain customer information;
•	contributions to the USF which requires that we pay a percentage of our revenues to support certain federal programs;
•	payment of annual FCC regulatory fees based on our interstate and international revenues;
•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and
•	FCC rules regarding CPNI, which requires that we not use such information without customer approval, subject to certain exceptions and that we file annual reports regarding CPNI protections.

If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could ultimately harm our business and results of operations.

State Regulation

States currently may not regulate our Internet voice communications services. However, a small number of states have ruled that non-nomadic Internet voice communications services may or do fall within the definition of “telecommunications services” and therefore those states assert that they have jurisdiction to regulate the service.  No states currently require certification for nomadic Internet voice communications service providers. Even if a state does not require Internet voice communications service providers to be certified, a number of states have imposed traditional telecommunications requirements on such services, including assessing state USF or other surcharge requirements, E-911 support and fees and other surcharges on nomadic VoIP providers. A number of states require us to contribute to state USF, contribute to E-911 and pay other surcharges, while others are actively considering extending their public policy programs to include the services we provide. We pass USF, E-911 fees and other surcharges through to our customers, which may result in our services becoming more expensive or require that we absorb these costs. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to Internet voice communications services like ours.

Our subsidiary’s CLEC services are subject to regulation by the public utility regulatory agency in those states where we provide local telecommunications services. This regulation includes the requirement to obtain a certificate of public convenience and necessity or other similar licenses prior to offering our CLEC services. We may also be required to file tariffs that describe our CLEC’s services and provide rates for those services. We are also required to comply with state regulations that vary from state to state concerning service quality, disconnection and billing requirements. State commissions also have authority to review and approve interconnection agreements between incumbent phone carriers and CLECs such as our subsidiary, and to conduct arbitration of disputes arising in the negotiation of such agreements.

Both we and our CLEC subsidiary are also subject to state consumer protection laws, as well as U.S. state or municipal sales, use, excise, utility user and ad valorem taxes, fees or surcharges.

International Regulation

As we expand internationally, we may be subject to telecommunications, consumer protection, data privacy and other laws and regulations in the foreign countries where we offer our services. Internationally, we currently offer our services in Canada and the UK.

We are a provider of Internet voice telecommunications services in Canada. As a provider of Internet voice communications services, we are subject to regulation in Canada by the Canadian Radio-television and Telecommunications Commission, or CRTC. We are registered with the CRTC as a reseller of telecommunications services and have been issued a basic international telecommunications services, or BITS, license by the CRTC. As an Internet voice communications provider, we are subject to obligations imposed by the CRTC, including providing access to emergency calling services, providing access to operator assistance, directory information services, number portability, providing minimum customer information, charging customers certain regulatory charges and paying contribution charges. We are also subject to Canadian federal privacy laws and provincial consumer protection legislation. As a holder of a BITS license, we also must comply with various annual reporting requirements.

As a provider of electronic communications services in the UK, we, through our subsidiary, are subject to regulation in the UK by the Office of Communications, or Ofcom. Some of these regulatory obligations include providing access to emergency call services (E999/112); providing access to operator assistance, directories and directory enquiry services, offering contracts with minimum terms, providing and publishing certain information transparently, providing itemized billing, protecting customer information (including personal data); porting phone numbers upon a valid customer request and implementing a code of practice. We are required to comply with laws and matters relating to, among other things, competition law, distance selling, e-commerce and consumer protection. We must also comply with various reporting and recordkeeping requirements.

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

There are a number of federal, state, local and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Within the European Union, or EU, strict laws already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The EU model has been replicated in many jurisdictions outside the U.S., including Asia-Pacific Economic Cooperation countries. Regulators have the power to fine non-compliant organizations significant amounts. There are proposals to increase the maximum level of fines that EU regulators may impose to the greater of €100 million or 5% of worldwide annual sales. As Internet commerce and communication technologies continue to evolve, increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. In Canada, new anti-spam legislation that prescribes certain rules regarding the use of electronic messages for commercial purposes will take effect on July 1, 2014.  This new law also contains provisions that will take effect in January 2015, imposing certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent.  Penalties for non-compliance with the new Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, customers may use our services to transmit protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA; further, some customers also may use our services to store protected HIPAA information, notwithstanding that we inform customers that our services should not be used for such storage purposes. Noncompliance with laws and regulations relating to privacy and HIPAA may lead to significant fines, penalties or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our service and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our services, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries.

In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that may place additional burdens on us and our customers, which may further reduce demand for our services and harm our business.

While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our services and ultimately in a loss of users, which could materially and adversely affect our business. Our customers may also accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, Russia, Ukraine, India and Poland may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

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

The FCC requires Internet voice communications providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wire-line E-911 network. Under the FCC’s rules, Internet voice communications providers must transmit the caller’s phone number and registered location information to the appropriate public safety answering point, or PSAP, for the caller’s registered location. Our CLEC services are also required by the FCC and state regulators to provide E-911 service to the extent that they provide services to end users.

In Canada, the Canadian Radio-television and Telecommunications Commission, or the CRTC, has imposed similar requirements related to the provision of E-911 services in all areas of Canada where the wireline incumbent carrier offers such 911 services.  The CRTC also mandates certain customer notification requirements pursuant to which new customers are required to be notified of 911 service limitations and to consent to the same before their service with us commences and we are required to provide annual update notifications to our customers of the 911 limitations of our service.  The CRTC has recently concluded a proceeding that canvassed issues in relation to the provision of 911 services in Canada and the decision rendered by the CRTC in this proceeding may result in changes to how 911 services are to be offered by service providers in Canada such as us.

Additionally, as a provider of electronic communications services in the UK, we are subject to regulation in the UK by Ofcom.  Similar to the position in the U.S., Ofcom requires electronic communications providers, such as our company, to provide all users access to both 112 (EU-mandated) and 999 (UK-mandated) emergency service numbers at no charge.  Ofcom also requires us to clearly and transparently inform our users of any emergency service limitations on their device including by way of labels and network announcements.

We provide E-911/999/112 service in compliance with the Ofcom, the CRTC and the FCC’s rules, as applicable, to substantially all of our customers’ interconnected VoIP lines. In some circumstances, 911/999/112 calls may be routed to a national emergency call center that routes the call to the appropriate PSAP. In addition, certain of our Internet voice communications services that work with mobile devices and are accessed through Wi-Fi networks may not be able to complete 911/999/112 calls. The FCC is considering requiring providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. The adoption of such a requirement could increase our costs and make our service more expensive, which could adversely affect our results of operations.

In May 2013, the FCC issued an order requiring all providers of interconnected text messaging services to provide, by September 30, 2013, an automatic bounce-back text message in situations where a consumer attempts to text message to 911 and text-to-911 is not available. We believe we are in compliance with this order. The FCC is considering requiring, by December 31, 2014, providers of interconnected text messaging services to route text messages to PSAPs that are capable of receiving text messages.

In connection with the regulatory requirements that we provide E-911/999/112 to all of our interconnected VoIP customers, we must obtain from each customer, prior to the initiation of or changes to service, the physical locations at which the service will first be used for each VoIP line. For services that can be utilized from more than one physical location, we must provide customers one or more methods of updating their physical location. Because we do not validate the physical address at each location where the services may be used by our customers, and because customers may use the services in locations that differ from the registered location without providing us with the updated information, it is possible that E-911/999/112 calls may get routed to the wrong public safety answering point, or PSAP. We are also aware that certain customer registered addresses are incorrect, or may not have been updated. If E-911/999/112 calls are not routed to the correct PSAP, and if the delay results in serious injury or death, we could be sued and the damages substantial. We are evaluating measures to attempt to verify and update the addresses for locations where our services are used.  The FCC is also considering requiring interconnected VoIP providers to automatically update subscriber location information, for purposes of routing 911 calls.

We could be subject to enforcement action by the FCC, the CRTC or Ofcom for our customer lines that do not have E-911/999/112 service. This enforcement action could result in significant monetary penalties and restrictions on our ability to offer non-compliant services.

Customers may in the future attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted or uncompleted emergency service calls. The New and Emerging Technologies 911 Improvement Act of 2008 provides that Internet voice communications providers have the same protections from liability for the operation of 911 service as traditional wire-line and wireless providers. Limitations on liability for the provision of 911 service are normally governed by state law, and these limitations typically are not absolute. It is also unclear under the FCC’s rules whether the limitations on liability would apply to those customer lines for which we do not provide E-911 service. In the UK, by law we cannot limit our liability for any death or injury arising out of our negligence, including as a result of emergency service calls that are delayed, misrouted or uncompleted due to our negligence. In Canada, the CRTC does not permit any limitation of liability related to the provision of E-911 services that is due to our gross negligence or where negligence on the part of a service provider results in physical injury, death or damage to the customer's property or premises.  In addition, Canadian provincial consumer protection laws may constrain our ability to limit liability to our non-business customers for any liability caused due to the 911 shortfalls inherent in Internet voice communications services.  In the UK, by law we cannot limit our liability for any death or injury arising out of our negligence, including as a result of emergency service calls that are delayed, misrouted or uncompleted due to our negligence.

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

To date, we have not generated significant revenues from outside of the U.S. and Canada. However, we already have significant operations outside the U.S. and Canada, including expansion into the UK in the fourth quarter of 2013, and we expect to grow our international revenues in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•	our ability to comply with differing technical and environmental standards, data privacy and telecommunications regulations and certification requirements outside the U.S.;
•	difficulties and costs associated with staffing and managing foreign operations;
•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the need to adapt and localize our services for specific countries;
•	the need to offer customer care in various native languages;
•	reliance on third parties over which we have limited control, including TELUS and other international resellers, for marketing and reselling our services;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
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

•	exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;
•	restrictions on the transfer of funds;
•	our ability to effectively price our services in competitive international markets;
•	new and different sources of competition;
•	deterioration of political relations between the U.S. and other countries, particularly Russia, Ukraine, China and the Philippines; and
•

political or social unrest or economic instability in a specific country or region, such as the political demonstrations and unrest in the Ukraine, which could have an adverse impact on our third-party software development and quality assurance operations there.

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

Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Many of our key personnel are, or will soon be, vested in a substantial amount of shares of common stock, stock options or restricted stock units. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our Class A common stock. If we are unable to retain our employees, our business, results of operations, and financial condition will be harmed.

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

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expiration of, or lapses in, the research and development tax credit laws;
•	expiration or non-utilization of net operating loss carryforwards;
•	tax effects of share-based compensation;
•	certain non-deductible expenses as a result of acquisitions;
•	expansion into new jurisdictions;
•	potential challenges to and costs related to implementation and ongoing operation of our intercompany arrangements; and
•	changes in tax laws and regulations and accounting principles, or interpretations or applications thereof.

Any changes in our effective tax rate could adversely affect our results of operations.

We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

As of December 31, 2013, we had federal and state net operating loss carryforwards, or NOLs, of $94.7 million and $77.9 million, respectively, available to offset future taxable income, due to prior period losses, which, if not utilized, will begin to expire in 2023 and 2014 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

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

No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our initial public offering or another offering, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

As a result of being a public company, we need to further develop and maintain our internal control over financial reporting. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

However, in connection with the audit of our consolidated financial statements for fiscal 2012, our independent registered public accounting firm identified two significant deficiencies. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. The significant deficiencies that our independent registered public accounting firm identified in connection with our fiscal 2012 audit related to our lack of sufficient controls to enable our timely remittance of sales tax liabilities and inadequate controls related to the accounting process and incomplete documentation of accounting and financial period close procedures. While we believe we remediated the first of these two significant deficiencies in 2013, in connection with the audit of our consolidated financial statements for 2013, our independent registered public accounting firm determined that the second significant deficiency still remained as of December 31, 2013.

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

We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. Transferring numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our services must maintain both our service and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on third-party carriers to transfer these numbers, a process that we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires Internet voice communications providers, which are companies like us that provide services similar to traditional phone companies, including the ability to make calls to and receive calls from the public phone network, to comply with specified number porting timeframes when customers leave our service for the services of another provider. In Canada, the CRTC has imposed a similar number portability requirement on service providers like us. Similarly in the UK, Ofcom requires providers of electronic communications services, like us, to provide number portability as soon as practicable and on reasonable terms. If we, or our third-party carriers, are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties, including, in the UK, compensation payable to our customers. Additionally, in the U.S., both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

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

During 2013, we were temporarily out of compliance with the covenant in our credit agreement with Silicon Valley Bank regarding maintaining a minimum cash balance. Silicon Valley Bank waived this non-compliance effective August 14, 2013. We cannot assure you that we will be able to comply with this covenant or any other affirmative or negative covenants in future quarters, as required by our credit agreement. In the event that we are unable to comply with these covenants in the future, we would seek an amendment or waiver of the covenants. We cannot assure you that any such waiver or amendment would be granted. In such event, we may be required to repay any or all of our existing borrowings, and we cannot assure you that we will be able to borrow under our existing credit agreements, or obtain alternative funding arrangements on commercially reasonable terms, or at all.

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

Our corporate headquarters, one of our data centers and one of our subsidiary’s co-location facilities are located in northern California, our customer service call center operated by our contractor is located in the Philippines, and one of our research and development facilities is located on the coast of China. All of these locations are on the Pacific Rim near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes and tsunamis. Additionally, our China facility, our sole third-party customer service and support facility in the Philippines, and our CLEC subsidiary’s co-location facility in Florida are located in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act we will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, exemption from the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will cease to be an “emerging growth company” upon the earliest of (i) January 1, 2019, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we will take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Any of these factors may result in large and sudden changes in the trading volume and market price of our Class A common stock and may prevent investors from being able to sell their shares at or above the price they paid for your shares of our Class A common stock. Following periods of volatility in the market price of a company’s securities, stockholders often file securities class-action lawsuits against such company. Our involvement in a class-action lawsuit could divert our senior management’s attention and, if adversely determined, could have a material and adverse effect on our business, financial condition and results of operations.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could cause our share price to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2013, we had 53,043,295 shares of Class B common stock and 9,200,774 shares of Class A common stock outstanding.

Of the shares of our Class A common stock outstanding, 8,625,000 shares are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act. The remaining 53,619,069 shares of Class A and Class B common stock outstanding as of December 31, 2013, are restricted as a result of securities laws, lock-up agreements, or other contractual restrictions until at least March 26, 2014, subject in each case to certain exceptions.

As of December 31, 2013, the holders of an aggregate of 31,956,794 shares of Class B common stock, or 51.3% of the total number of outstanding shares of our Class A and Class B common stock, based on shares outstanding as of December 31, 2013, including holders of warrants exercisable for 210,316 shares of Class B common stock, in each case calculated on a fully diluted basis, or their permitted transferees, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation to become effective upon completion of this offering. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could materially and adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. In addition, as of December 31, 2013, there were outstanding options to purchase 11,155,743 shares of our Class A common stock and Class B common stock, 5,023,406 shares of which were vested as of December 31, 2013. As of December 31, 2013, there were also 68,100 shares of restricted stock units of our Class B common stock, none of which were vested as of December 31, 2013.  These shares are freely tradable, although they are subject to the lock-up arrangements we describe below and elsewhere in this Annual Report on Form 10-K and vesting limitations.

In connection with our initial public offering, we, our directors and officers, and substantially all of our stockholders and holders of options to purchase our stock who held such shares or options prior to the offering, agreed, subject to certain limited exceptions, not to offer, sell, contract to sell or otherwise dispose of, or enter into, any transaction that is designed to, or could be expected to, result in the disposition of any shares of our common stock or other securities convertible into or exchangeable or exercisable for shares of our common stock until March 26, 2014 without the prior written consent of Goldman, Sachs & Co. and J.P. Morgan Securities LLC. In the case of releases with respect to our officers or directors, the representatives of the underwriters will, at least three business days before the effective date of such release, notify us of the impending release. We have agreed to announce such release by press release through a major news service at least two business days before the effective date of the release. We cannot predict what effect, if any, market sales of securities held by our stockholders or the availability of these securities for future sale will have on the market price of our Class A common stock.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 98.3% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, our pre-offering stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

In addition, the holders of Class B common stock collectively will continue to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock so long as the shares of Class B common stock represent at least 10% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

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

We currently do not plan to declare dividends on share of our common stock in the foreseeable future and plan to, instead, retain any earnings to finance our operations and growth. Because we have never paid cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future, the only opportunity to achieve a return on an investor’s investment in our company will be if the market price of our Class A common stock appreciates and the investor sells its shares at a profit. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that an investor pays.

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

Anti-takeover provisions in our restated certificate of incorporation and bylaws and under Delaware corporate law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in San Mateo, California, and consists of approximately 31,000 square feet of office space, under a lease expiring on May 31, 2017.

We also lease offices in Denver, Colorado; London, England and Xiamen, China. In addition, we lease space from third party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna, Virginia; San Jose, California; Amsterdam, the Netherlands; and Zurich, Switzerland.  We expect to expand our facilities and datacenter capacity, including at our corporate headquarters and in certain field locations, during the year ended December 31, 2014. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to certain legal proceedings described below, and from time to time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2013, we did not have any accrued liabilities recorded for such loss contingencies. At December 31, 2012, we recorded accrued liabilities of $1.1 million, for the probable and estimable amount of all loss contingencies related to legal matters.

In June 2011, j2 Global, Inc. (“j2”), and Advanced Messaging Technologies, Inc. (“Advanced Messaging”), filed a joint complaint against us in the U.S. District Court for the Central District of California, Case No. 2:11-cv-04686-DDP-AJW, alleging infringement of U.S. Patent Nos. 6,208,638, 6,350,066, and 7,020,132, and seeking a permanent injunction, damages, and attorneys’ fees should judgment be found against us. On March 4, 2013, Advanced Messaging filed a second complaint against us in the U.S. District Court for the Central District of California, Case No. 2:13-CV-01526, alleging infringement of U.S. Patent No. 7,975,368. On April 26, 2013, we entered into a license and settlement agreement with j2 and one of its affiliates to settle the matters. Under the terms of the settlement, the parties granted each other certain patent cross-licenses for over 10 years and the parties have dismissed all claims in these matters with prejudice.

On December 21, 2012, CallWave Communications, LLC (“CallWave”), which we believe is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, CallWave Communications, LLC v. RingCentral, Inc., Case No. 1:12-cv-01748-RGA alleging patent infringement by us and AT&T, a reseller of our products and services. CallWave has asserted similar claims against other companies, including Google Inc., AT&T Inc., AT&T Mobility LLC, Sprint Nextel Corp., T-Mobile US, Inc., Verizon Communications, Inc., Research in Motion Limited and Telovations, Inc. Since then, CallWave amended its complaint twice such that they asserted U.S. Patents Nos. 7,397,910 (the ‘910 patent), 7,555,110 (the ‘110 patent), 7,822,188 (the ‘188 patent), 8,325,901 (the ‘901 patent), 7,636,428 (the ‘428 patent), 8,351,591 (the ‘591 patent), 8,064,588 (the ‘588 patent), and 7,839,987 (the ‘987 patent) against our products and services and AT&T’s Office@Hand products and services, seeking damages but no injunction. On April 1, 2013, we filed an Answer and Counterclaims denying all claims by CallWave in its first amended complaint. On June 3, 2013, we filed an Answer and Counterclaims denying all claims by CallWave in its second amended complaint. In September 2013, we entered into a license and settlement agreement with CallWave to settle the matter. Under the terms of the settlement, CallWave granted us a non-exclusive license and agreed to dismiss all claims in these matters with prejudice, including any claims for which we were required to indemnify and defend AT&T.   As part of the settlement, we agreed to pay CallWave cash consideration which it recognized as general and administrative expense during the second quarter as it determined the payment to be a cost to settle a loss contingency, and the amount was probable and estimable.  During the third quarter of 2013, we paid substantially all of the cash consideration due under the settlement agreement.

On September 6, 2013, we received a letter from Capital Legal Group, LLC on behalf of Cronos Technologies LLC, which we believe is a non-practicing entity, asserting that we should consider engaging in licensing discussions regarding U.S. Patent No. 5,664,110 (the “Cronos patent”). In October 2013, we obtained non-exclusive rights to the Cronos patent through August 19, 2016. No complaint or other action has been filed, no specific demand for a license has been made, and the letter does not allege any infringement by us of the referenced patent.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “RNG” since September 27, 2013.

The following table sets forth for the indicated periods the high and low closing sales prices of our Class A common stock as reported by the New York Stock Exchange:

	High	Low
Year ended December 31, 2013
Third quarter (from September 27, 2013)	$19.40	$17.10
Fourth quarter	$19.80	$15.75

Our Class B common stock is not listed or traded on any stock exchange.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Stockholders

As of February 21, 2014, there were 31 stockholders of record of our Class A common stock and 166 stockholders of record of our Class B common stock. Because most of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The graph below compares the cumulative total return on our Class A common stock with that of the Russell 2000 Index and the Nasdaq Computer Index. The period shown commences on September 27, 2013 and ends on December 31, the end of our last fiscal year.  The graph assumes $100 was invested at the close of market on September 27, 2013 in the Class A common stock of RingCentral, Inc., or on September 30, 2013 in the Russell 2000 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data and the consolidated balance sheets data are derived from our audited consolidated financial statements and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes included elsewhere in this filing. Our historical results are not necessarily indicative of our results in any future period.

	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Services	$145,995	$105,693	$71,915	$46,385	$28,892
Product	14,510	8,833	6,962	3,837	1,196
Total revenues	160,505	114,526	78,877	50,222	30,088
Cost of revenues:
Services(1)	47,230	36,215	26,475	17,915	10,492
Product	14,289	8,688	6,523	4,537	1,815
Total cost of revenues	61,519	44,903	32,998	22,452	12,307
Gross profit	98,986	69,623	45,879	27,770	17,781
Operating expenses:
Research and development(1)	33,399	24,450	12,199	7,208	4,615
Sales and marketing(1)	72,336	54,566	34,550	22,922	16,151
General and administrative(1)	34,284	24,434	12,969	4,934	3,401
Total operating expenses	140,019	103,450	59,718	35,064	24,167
Loss from operations	(41,033)	(33,827)	(13,839)	(7,294)	(6,386)
Other income (expense), net:
Interest expense	(5,384)	(1,503)	(158)	(184)	(22)
Other income (expense), net	274	32	109	172	(6)
Other income (expense), net	(5,110)	(1,471)	(49)	(12)	(28)
Loss before provision (benefit) for income taxes	(46,143)	(35,398)	(13,888)	(7,306)	(6,414)
Provision (benefit) for income taxes	(45)	92	15	1	—
Net loss	$(46,098)	$(35,390)	$(13,903)	$(7,307)	$(6,414)
Net loss per common share:
Basic and diluted	$(1.39)	$(1.58)	$(0.64)	$(0.35)	$(0.32)
Weighted-average number of Shares used in computing net loss per share:
Basic and diluted	33,155	22,353	21,678	20,871	20,100

(1)	Share-based compensation expense is included in our results of operations as follows (in thousands)

	Year ended December 31,
	2013	2012	2011	2010	2009
Cost of services revenues	$539	$235	$141	$58	9
Research and development	1,495	837	260	111	215
Sales and marketing	1,313	651	297	340	181
General and administrative	4,193	1,379	490	311	93
Total share-based compensation expense	$7,540	$3,102	$1,188	$820	498

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$116,378	$37,864	$13,577	$11,137	4,802
Working capital (deficit)	75,005	(484)	(5,147)	(3,317)	(2,839)
Total assets	145,185	63,354	27,362	21,138	7,932
Deferred revenue	16,552	11,291	9,042	6,516	4,528
Debt and capital lease obligations	34,821	21,079	979	2,472	—
Convertible preferred stock	—	74,020	44,109	33,724	23,854
Total stockholders’ equity (deficit)	63,515	71	1,452	2,909	(720)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors.”

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for business communications. We believe that our innovative, cloud-based approach disrupts the large market for business communications solutions by providing flexible and cost-effective services that support distributed workforces, mobile employees and the proliferation of “bring-your-own” communications devices. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce. RingCentral Office, our flagship service, is a multi-user, enterprise-grade communications solution that enables our customers and their employees to communicate via different channels and on multiple devices, including smartphones, tablets, PCs and desk phones. We sell RingCentral Office in three editions: Standard, Premium and Enterprise.  Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, integration with Dropbox, Box, Google Drive and Microsoft Office and Outlook, and conferencing capabilities. Our Premium Edition includes the Standard Edition functionality together with Salesforce CRM integration, automatic call recording and premium support. Our Enterprise Edition, which we launched in January 2014, adds multipoint HD video and web conferencing and online meetings.

We founded our business in 1999 and currently offer three services: RingCentral Office, RingCentral Professional, and RingCentral Fax. Prior to 2009, substantially all of our revenues were derived from RingCentral Professional, which we previously sold as RingCentral Mobile, from RingCentral Fax, and from Extreme Fax, a discontinued service. In 2009, we began selling RingCentral Office, our current flagship service, to deliver an enterprise-grade SaaS multi-user communications solution, with advanced inbound and outbound voice, text, fax and HD video and web conferencing capabilities, delivered as a scalable solution.

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

Our subscription plans have historically had monthly or annual contractual terms and over 90% of our current customers are on monthly contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, our fees for subscription plans have been billed in advance via credit card. However, as the number of RingCentral Office customers grows, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. For fiscal 2013, 2012 and 2011, services revenues accounted for more than 90% of our total revenues. The remainder of our revenues is primarily comprised of product revenues from the sale of pre-configured office phones, which we offer as a convenience to our customers in connection with subscriptions to our services.

We make significant upfront investments to acquire customers. Until 2009, we acquired most of our customer subscriptions through e-commerce transactions on our website driven by online marketing channels. Beginning in 2009, in connection with our introduction of RingCentral Office, we established a direct, inside sales force. Since then, we have continued investing in our direct, inside sales force while also developing indirect sales channels to market our brand and our service offerings. Our indirect sales channel consists of a network of over 1,500 sales agents and resellers, including AT&T, which we refer to collectively as resellers. We intend to continue to foster this network and to expand our network with other resellers. Beginning in 2011, we also began expanding into more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office service offering, which has resulted in an increased number of customers, increased average subscription revenues per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of users per customer generally correlates closely to the number of employees within a customer account. For the fiscal years ended December 31, 2013, 2012 and 2011, no single customer accounted for more than 10% of our total revenues, and our 10 largest non-reseller customers accounted for less than 10% of our total revenues. As of December 31, 2013, we had over 300,000 customers from industries including advertising, finance, healthcare, legal services, non-profit organizations, real estate, retail and technology, and ranging in size from businesses with fewer than 10 users to more than 900 users. In October of 2013, we launched our United Kingdom operations, however for the fiscal years ended December 31, 2013, 2012 and 2011, 99% of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the United Kingdom and beyond.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels and scale internationally. For example, as a result of our efforts to expand our customer base to target medium-sized and larger businesses, we expect to incur additional research and development and support and professional services costs and may experience longer sales cycles that may delay revenues associated with these costs.  Furthermore, because we have limited experience selling to larger businesses and international customers, our investment in marketing our services to these potential customers may not be successful, which could materially and adversely affect our results of operations and our overall ability to grow our customer base. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. In addition, there has been substantial litigation in the areas in which we operate regarding intellectual property rights, including third parties claiming patent infringement which we have been subjected to and is further described under “Item 3—Legal Proceedings” in this Annual Report on Form 10-K and in Note 5 to our consolidated financial statements. We cannot assure you that we will be successful in defending against any such claims or that we will be able to settle any ongoing or future claims or that any such settlement would be on terms that are favorable to us.

We have experienced significant growth in recent periods, with total revenues of $160.5 million, $114.5 million and $78.9 million in fiscal years ended December 31, 2013, 2012 and 2011, respectively, generating year-over-year increases of 40% and 45%, respectively. We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $46.1 million, $35.4 million and $13.9 million, in fiscal years 2013, 2012 and 2011, respectively.

Components of Results of Operations

Revenues

Our revenues consist of services revenues and product revenues. Our services revenues include all fees billed in connection with subscriptions to our RingCentral Office, RingCentral Professional, and RingCentral Fax services. These fees include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, recurring administrative cost recovery fees, one-time fees and other recurring fees related to our services. We provide our services to our customers pursuant to contractual arrangements that range in duration from one month to three years. We provide our services to our customers pursuant to either “click through” online agreements for service terms up to one year or written agreements when the arrangement is expected to be one year or longer. Our multi-year engagements do not typically exceed three years. We offer our services based on the functionalities and services selected by a customer, and generally our service arrangements automatically renew for some additional period at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.

We generally bill our service fees in advance. We recognize services revenues over the term of the subscription, except for one-time fees, which we recognize ratably on a straight-line basis over the period of the estimated average customer life and for variable usage-based fees, which we recognize over the estimated usage period in a manner that approximates actual usage. Amounts billed in excess of revenues recognized for the period are reported as deferred revenue on our consolidated balance sheet.

Our services revenues are primarily driven by recurring subscription services. Historically, we have acquired more new customers in the first and third quarters of a fiscal year. However, we have seen this trend become less pronounced as our business has grown and sales of RingCentral Office have accounted for a higher percentage of our total revenues.

Our product revenues consist primarily of the sale of pre-configured office phones used in connection with our services and include shipping and handling fees. Product revenues are billed at the time the order is received and recognized when the product has been delivered to the customer.

We also generate services revenues and product revenues through sales of our services and products by resellers. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts retained by our resellers are recorded as sales and marketing expenses. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the service or product, establish pricing of the arrangement, assume credit and inventory risk, and are the primary obligor in the arrangement. When a reseller assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues at the net amount remitted to us by the reseller. Revenues from resellers have predominantly been recorded on a gross basis for all periods presented.

Cost of Revenues and Gross Margin

Our cost of services revenues primarily consists of fees that we pay to third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place our servers in data centers owned by third parties, depreciation of equipment, along with related utilities and maintenance costs, personnel costs associated with customer care and support of the functionality of our platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology.

Services gross margin, which we define as services revenues minus cost of services revenues expressed as a percentage of services revenues, can fluctuate based on a number of factors, including the costs we pay to third-party telecommunications providers, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and customer support function to maintain high availability, quality of service, and security. As our business grows, we expect to continue to reduce the percentage of our services revenues that we spend on telecommunications origination and termination, driven by increased purchasing leverage and from increased deployment of hardware to carry our own telecommunications traffic in several regional markets. We also expect to realize economies of scale in network infrastructure, personnel, and customer support. We expect our services gross margin to increase modestly over time, although it may fluctuate from period to period depending on all of these factors including seasonality.

Cost of product revenues is comprised primarily of the cost associated with purchased phones, as well as personnel costs for contractors, and allocated costs of facilities and information technology related to the procurement, management, and shipment of phones.

We sell our products as a convenience to our customers when they subscribe to our services. We often offer significant product discounts and may sell our products at or below cost as an incentive for customers to subscribe to our services. We therefore expect our product gross margin, which we define as product revenues minus cost of product revenues expressed as a percentage of product revenues, to remain negligible to negative for the foreseeable future.

Operating Expenses

We classify our operating expenses as research and development, sales and marketing and general and administrative expenses.

Our research and development efforts are focused on developing new and expanded features for our services, integrations with distributors and other software platforms and improvements to our backend architecture. Research and development expenses consist primarily of personnel costs for employees and contractors, including share-based compensation expenses, and allocated costs of facilities and information technology, software tools, and product certification. We expense research and development costs as incurred, except for certain internal-use software development costs that we capitalize. We believe that continued investment in our services is important for our future growth, and we expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities, including share-based compensation expenses, Internet advertising fees, radio and billboard advertising, public relations, commissions paid to resellers and other third parties, trade shows, travel expenses, credit card fees, marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future as we expand our sales and marketing efforts domestically and internationally and continue to build our brand, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.

General and administrative expenses consist primarily of personnel costs, including share-based compensation expenses, for employees and contractors engaged in infrastructure and administrative activities to support the day-to-day operations of our business. Other significant components of general and administrative expenses include professional service fees, allocated costs of facilities and information technology, cost of compliance with certain government imposed taxes, and the costs of legal matters and loss contingencies. We incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future, although these expenses may fluctuate as a percentage of our total revenues from period to period, depending on the timing of these expenses.

Results of Operations

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenues.  The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Revenues:
Services	$145,995	$105,693	$71,915
Product	14,510	8,833	6,962

Total revenues	160,505	114,526	78,877
Cost of revenues:
Services	47,230	36,215	26,475
Product	14,289	8,688	6,523

Total cost of revenues	61,519	44,903	32,998
Gross profit	98,986	69,623	45,879
Operating expenses:
Research and development	33,399	24,450	12,199
Sales and marketing	72,336	54,566	34,550
General and administrative	34,284	24,434	12,969

Total operating expenses	140,019	103,450	59,718

Loss from operations	(41,033)	(33,827)	(13,839)
Other income (expense), net:
Interest expense	(5,384)	(1,503)	(158)
Other income (expense), net	274	32	109
Other income (expense), net	(5,110)	(1,471)	(49)

Loss before provision (benefit) for income taxes	(46,143)	(35,298)	(13,888)
Provision (benefit) for income taxes	(45)	92	15

Net loss	$(46,098)	$(35,390)	$(13,903)

Percentage of Total Revenues

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Revenues:
Services	91%	92%	91%
Product	9	8	9

Total revenues	100	100	100
Cost of revenues:
Services	29	32	34
Product	9	7	8

Total cost of revenues	38	39	42
Gross profit	62	61	58
Operating expenses:
Research and development	21	22	16
Sales and marketing	45	48	44
General and administrative	21	21	16

Total operating expenses	87	91	76

Loss from operations	(26)	(30)	(18)
Other income (expense), net:
Interest expense	(3)	(1)	-
Other income (expense), net	•-	-	-
Other income (expense), net	(3)	(1)	-

Loss before provision (benefit) for income taxes	(29)	(31)	(18)
Provision (benefit) for income taxes	-	-	-
Net loss	(29)%	(31)%	(18)%

Comparison of Fiscal Years Ended December 31, 2013, 2012 and 2011 (dollars in thousands):

Revenues

	Year Ended December 31,				Year Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Revenues:
Services	$145,995	$105,693	$40,302	38%	$105,693	$71,915	$33,778	47%
Product	14,510	8,833	5,677	64%	8,833	6,962	1,871	27%
Total revenues	$160,505	$114,526	$45,979	40%	$114,526	$78,877	$35,649	45%

Services revenues increased by $40.3 million and $33.8 million or 38% and 47% from fiscal years 2012 to 2013 and from 2011 to 2012, respectively.  The increases from fiscal years 2012 to 2013 and from 2011 to 2012 were primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our services revenues mix contained a higher proportion of RingCentral Office customers in each successive period, which carry a higher monthly subscription rate versus our other service offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the trends for these factors have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers made a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions also varied significantly, ranging from one month to a few years.  The overall growth in our customer base was primarily driven by increased brand awareness of our services, driven by increases in our sales and marketing expenditures of 33% and 58% from 2012 to 2013 and from 2011 to 2012, respectively, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our services.

Product revenues increased by $5.7 million and $1.9 million, or 64% and 27%, period over period, from fiscal years 2012 to 2013 and from 2011 to 2012, respectively.  The increases were primarily due to increased phone sales driven by the growth of new customers of RingCentral Office to which we sell more phones compared to customers that purchase our other service offerings.

Cost of Revenues and Gross Margin

	Year Ended December 31,				Year Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Cost of revenues:
Services	$47,230	$36,215	$11,015	30%	$36,215	$26,475	$9,740	37%
Product	14,289	8,688	5,601	64%	8,688	6,523	2,165	33%
Total cost of revenues	$61,519	$44,903	$16,616	37%	$44,903	$32,998	$11,905	36%

Percentage of revenue	38%	39%			39%	42%
Gross margin %	62%	61%			61%	58%

Cost of services revenues increased by $11.0 million and $9.7 million, or 30% and 37% from fiscal years 2012 to 2013 and from 2011 to 2012, respectively.  The increases from fiscal years 2012 to 2013 and from 2011 to 2012 were primarily due to: increases of $3.7 million and $3.9 million in personnel costs for employees and contractors, respectively;  increases of $2.4 million and $1.7 million in depreciation expense, respectively; and  increases of $3.7 million and $4.2 million in third-party telecommunications service provider fees, respectively.  The higher personnel costs, period over period, from fiscal years 2012 to 2013 and from 2011 to 2012, were primarily due to 12% and 27% increases in headcount, respectively. The increases in headcount and other expense categories were driven primarily by investments in our infrastructure and capacity to improve the availability of our service offerings, while also supporting the growth in new customers and increased usage of our services by our existing customer base.

Cost of product revenues increased by $5.6 million and $2.2 million, or 64% and 33% from fiscal years 2012 to 2013 and from 2011 to 2012, respectively.  The increases from fiscal years 2012 to 2013 and from 2011 to 2012 were due to increases in phone sales, which were primarily driven by the growth in new RingCentral Office customers.

Our gross margin percentages were 62%, 61% and 58% for fiscal years 2013, 2012 and 2011, respectively. The sequential improvements in gross margin, period over period, were primarily due to a reduction in per usage fees that we paid to third-party telecommunications service providers as a result of increased call traffic, economies of scale obtained in our operations personnel and infrastructure, partially offset by increased product sales which carry low to negative gross margin percentages.

Research and Development

	Year Ended December 31,				Year Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Research and development	$33,399	$24,450	$8,949	37%	$24,450	$12,199	$12,251	100%
Percentage of total revenues	21%	22%			22%	16%

Research and development expenses increased by $8.9 million and $12.2 million, or 37% and 100% from fiscal years 2012 to 2013 and from 2011 to 2012, respectively.  The increases from fiscal years 2012 to 2013 and from 2011 to 2012 were primarily due to increases in personnel costs for employees and contractors of $6.2 million and $11.2 million, including increased share-based compensation expenses of $0.7 million and $0.6 million, respectively.  The higher personnel costs, period over period, from fiscal years 2012 to 2013 and from 2011 to 2012, were primarily due to 24% and 114% increases in headcount, respectively.  The increases in research and development headcount were in support of the development of additional software development projects for our cloud-based and mobile applications.

Sales and Marketing

	Year Ended December 31,				Year Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Sales and marketing	$72,336	$54,566	$17,770	33%	$54,566	$34,550	$20,016	58%
Percentage of total revenues	45%	48%			48%	44%

Sales and marketing expenses increased by $17.8 million and $20.0 million, or 33% and 58% from fiscal years 2012 to 2013 and from 2011 to 2012, respectively, were primarily due to: increases in personnel costs for employees and contractors of $8.7 million and $7.1 million, respectively, including higher share-based compensation expenses of $0.7 million and $0.4 million, respectively; and increases in other sales and marketing related activities of $6.5 million and $10.7 million, respectively. The higher personnel costs, period over period, from fiscal years 2012 to 2013 and from 2011 to 2012, were primarily due to 31% and 62% increases in headcount, respectively, as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.  The increases in other sales and marketing related activities, period over period, from fiscal years 2012 to 2013 and from 2011 to 2012, respectively, were primarily due to increases in third-party sales commissions of $3.3 million and $2.4 million, and increases in internet advertising costs of $1.4 million and $4.8 million, respectively.  The increases in sales and marketing expenses were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North America market.

General and Administrative

	Year Ended December 31,				Year Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
General and administrative	$34,284	$24,434	$9,850	40%	$24,434	$12,969	$11,465	88%
Percentage of total revenue	21%	21%			21%	16%

General and administrative expenses increased by $9.9 million or 40% from fiscal years 2012 to 2013.  The increase was primarily due to an increase in personnel costs for employees and contractors of $8.2 million, including higher share-based compensation expenses of $2.8 million; and an increase of $2.0 million related to legal settlement costs net of insurance recoveries.   The higher personnel costs for fiscal 2013 were driven by a 37% increase in headcount engaged in administrative functions. The increase in legal settlement costs was driven by an intellectual property matter that was settled in 2013 and is described further under “Item 3—Legal Proceedings” in this Annual Report on Form 10-K and in Note 5 to our consolidated financial statements.

General and administrative expenses increased by $11.5 million or 88% from fiscal years 2011 to 2012.  The increase was primarily due to an increase in personnel costs for employees and contractors of $6.5 million, including share-based compensation expenses of $0.9 million, and an increase in fees for professional services of $1.2 million.  The higher personnel costs for fiscal year 2012 were driven by a 65% increase in headcount engaged in administrative functions.  The higher professional fees in fiscal year 2012 primarily related to legal and accounting costs we incurred to improve accounting and legal compliance for public company readiness.  In addition, we incurred legal settlement costs of $1.1 million and the cost of certain taxes on revenue-producing transactions that exceeded amounts collected from customers of $1.1 million in 2012. As a percentage of our total revenues, general and administrative expenses increased from 16% for fiscal 2011 to 21% for fiscal 2012.

Other Income and Expense, net

	Year Ended December 31,				Year Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Other income (expense), net:
Interest expense	$(5,384)	$(1,503)	$(3,881)	258%	$(1,503)	$(158)	$(1,345)	851%
Other income (expense), net	274	32	242	756%	32	109	(77)	-71%
Other income (expense), net	$(5,110)	$(1,471)	$(3,639)	247%	$(1,471)	$(49)	$(1,422)	2,902%

The increases in other income (expense), net, period over period, from fiscal years 2012 to 2013 and from 2011 to 2012, respectively, were primarily due to higher interest expense.  The increase in interest expense, period over period, from fiscal years 2012 to 2013 and from 2011 to 2012, respectively were primarily due to higher levels of debt outstanding.  At December 31, 2013, 2012 and 2011, there was $34.2 million, $20.1 million, and $0.6 million of total debt outstanding, respectively.

Liquidity and Capital Resources

As of December 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $116.4 million, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of money market funds. To date, we have financed our operations primarily through private placements of our preferred stock, proceeds from issuance of debt, proceeds from our initial public offering (“IPO”) completed in October 2013, and sales to our customers. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

On October 2, 2013, we closed our IPO in which 8,625,000 shares of Class A common stock, which included 8,545,000 shares of Class A common stock sold by us, and 80,000 shares of Class A common stock sold by the selling stockholders, were sold at a price of $13.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190815) (the “Registration Statement”). We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us after deducting underwriting discounts and commissions of $7.8 million and offering expenses payable by us of $4.0 million, were $99.3 million.

A significant majority of our customers are on 30-day subscription periods and billed at the beginning of each subscription period via credit card. Some of our customers enter into subscription periods longer than 30 days. A small number of our customers are invoiced net 30 days. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of December 31, 2013 and 2012, we had deferred revenue of $16.6 million and $11.3 million, respectively.  We will recognize this deferred revenue when all of the revenue recognition criteria are met.

As of December 31, 2013, the carrying value of notes payable totaled $34.2 million. The balance consists of $15.0 million under a Loan and Security Agreement with Silicon Valley Bank,or SVB, $10.4 million under a revolving line of credit pursuant to an amended loan and security agreement with SVB dated August 14, 2013, or Amended SVB Credit Agreement, $5.0 million from TriplePoint Capital LLC,or TriplePoint under an equipment loan, $3.3 million from SVB under a capital growth loan, and $0.5 million from Somerset Capital to finance the purchase of software.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net cash flows provided by (used in):
Operating activities	$ (23,771)	$(15,015)	$(779)
Investing activities	(10,919)	(10,172)	(6,664)
Financing activities	113,233	49,475	9,887
Effect of exchange rate changes	(29)	(1)	(4)

Net increase in cash and cash equivalents	$ 78,514	$24,287	$2,440

Net Cash Used in Operating Activities

Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software, and the amount and timing of customer payments.  For all of the periods presented, we experienced increases in customer acquisition costs combined with increases in investments in personnel and infrastructure, all of which have significantly exceeded the growth in our customer base, driving net losses from operations.  Cash used in operating activities has historically come from net losses offset by non-cash expense items, such as depreciation and amortization of property and equipment, and share-based compensation, as well as working capital sources of cash driven by increases in accounts payable, accrued liabilities and deferred revenue.  As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect to continue to use cash in our operating activities.

Net cash used in operating activities increased by $8.8 million from fiscal 2012 to 2013 primarily due to: a $11.5 million decrease in source of cash from accrued liabilities; an increase in net loss from operations of $10.7 million; and an increase in use of cash of $2.0 million in inventory.  These uses of cash were offset by: a $9.3 million increase in non-cash charges, including depreciation, amortization, share-based compensation expense, non-cash interest and other expense related to debt; a $3.0 million increase in source of cash from deferred revenue; and a decrease in use of cash of $1.9 million in accounts receivable.  The increases in accrued liabilities, net loss, inventory, and depreciation and amortization expense reflect the additional investments necessary to support the growing requirements of our research and development, sales and marketing, data center, and customer support operations functions.

Net cash used in operating activities increased by $14.2 million from fiscal 2011 to 2012, primarily due to an increase in net loss from operations of $21.5 million, an increase of $2.0 million in accounts receivable, an increase of $2.2 million in prepaid expenses and other current assets and a decrease of $3.6 million in accounts payable.  These uses were offset by an increase of $10.3 million in accrued liabilities and an increase of $4.6 million in non-cash charges, including depreciation, amortization and share-based compensation expense.  The increases in net loss, accounts receivable, prepaid expenses, accrued liabilities and depreciation and amortization expense reflect the additional investments necessary to support the growing requirements of our research and development, sales and marketing, data center, and customer support operations functions.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

The increases in net cash used in investing activities, period over period, from fiscal years 2012 to 2013 and from 2011 to 2012, respectively, were primarily due to increases of $0.6 million and $3.5 million in purchase volumes of property and equipment, respectively. Additional investments in capital equipment were necessary to support additional capacity in our platform to support our increasing customer base, as well to support the increase in headcount levels in all functions of our business.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of private placements of our preferred stock, proceeds from issuance of debt and capital lease obligations, as well as proceeds from our IPO completed in October 2013.

Net cash provided by financing activities increased during fiscal 2013 by $63.8 million from fiscal 2012 to 2013, primarily due to $99.3 million in proceeds from our IPO in October 2013, and a $13.3 million increase in proceeds from term loans entered into in 2013, offset by a $29.9 million decrease in proceeds from issuance of preferred stock, and a $21.0 million increase in principal repayments of term loans and capital lease obligations.

Net cash provided by financing activities increased during fiscal 2012 by $39.6 million from fiscal 2011 to 2012, primarily due to a $19.5 million increase in proceeds from the sale of preferred stock in 2012, and $24.5 million in proceeds from the term loans, offset by a $4.7 million increase in principal repayments of term loans and capital lease obligations.

Backlog

We have generally signed monthly and annual subscription contracts for our services. The timing of our invoices to our customers is a negotiated term and thus varies among our service contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, we do not recognize them as revenues, unearned revenue or elsewhere in our consolidated financial statements. The change in backlog that results from changes in the average non-cancelable term of our subscription arrangements may not be an indicator of the likelihood of renewal or expected future revenues and therefore we do not utilize backlog as a key management metric internally and do not believe that it is a meaningful measurement of our future revenues.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$2,724	$3,874	$435	$-	$7,033
Capital lease obligations	388	258	-	-	646
Short- and long-term debt obligations	9,910	20,670	4,063	-	34,643
Purchase obligations	6,092	-	-	-	6,092
Total	$19,114	$24,802	$4,498	$-	$48,414

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of December 31, 2013. Although open purchase orders are considered enforceable and legally binding, except for our purchase orders with our inventory suppliers, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our purchase orders with our inventory suppliers are non-cancellable. In addition, we have other obligations for goods and services that we enter into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions. The aggregate of these items represents our estimate of purchase obligations.

Silicon Valley Bank Credit Facility

In August 2013, we entered into our Amended SVB Credit Agreement, which provides for a revolving line of credit of up to $15.0 million and a mezzanine term loan of up to $5.0 million. The revolving line of credit bears interest at a floating annual rate of prime plus 2.0%, which must be paid monthly, and all outstanding principal and unpaid interest must be repaid by August 13, 2015. The mezzanine term loan bears interest at a fixed annual rate of 11.0%, which must be paid monthly, and all principal amounts and unpaid interest must be repaid by August 1, 2016, unless we voluntarily repay the balance at an earlier date without penalty. A final payment of 2.75% of the amount advanced under the mezzanine term loan is due upon repayment of this loan at maturity or prepayment of this loan. On August 14, 2013, we borrowed $10.8 million under the revolving line of credit, which represented our full available borrowing capacity on that date. The borrowing limit available under the revolving line of credit increases as the principal balance of our capital growth $8.0 million term loan borrowed from SVB in March 2012 is repaid. The capital growth term loan had an outstanding principal balance of $4.2 million when we entered into our Amended SVB Credit Agreement. On August 16, 2013, we borrowed the full $5.0 million available under the mezzanine term loan.

In connection with our Amended SVB Credit Agreement, we issued SVB warrants to purchase 90,324 shares of our Series E preferred stock at an exercise price of $9.69 per share. As the Series E preferred stock warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $0.9 million being recorded. The fair value of the Series E preferred stock warrants was measured at issuance using the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility of 60%, expected life of 10.0 years, risk free interest rate of 2.7%, dividend yield of 0.00%, and fair value of Series E preferred stock of $12.86 per share. Upon the  filing of our Certificate of Incorporation in Delaware on September 26, 2013 in connection with our IPO, the Series E preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively.  We have pledged all of our assets, excluding intellectual property, as collateral to secure our obligations under our Amended SVB Credit Agreement.

On December 31, 2013, we refinanced some of our outstanding debt as described below, to lower the interest rate on such debt (the “Refinancing”). In connection with the Refinancing, on December 31, 2013, we entered into a Second Amendment to our Amended SVB Credit Agreement (the “Amendment”) with SVB. The Amendment amends the terms of our existing Amended SVB Credit Agreement and provides for an additional term loan in the principal amount of up to $15.0 million (the “New SVB term loan”), all of which we borrowed from SVB on December 31, 2013.

The proceeds of the New SVB term loan were used to repay the SVB $5.0 million mezzanine term loan we borrowed from SVB on August 16, 2013, and all of the outstanding term loans under the Growth Capital Loan and Security Agreement dated June 22, 2012 with TriplePoint, as amended. Amounts repaid under the prior term loans cannot be reborrowed and upon repayment, all obligations under the prior term loans have terminated. In connection with the Refinancing, we recognized a loss on the early extinguishment of previously outstanding debt of $1,833,000. The loss which has been charged to interest expense in the statement of operations, is composed of $1,342,000 of non-cash interest expense related to the write-off of unamortized loan discounts and debt issuance costs and $491,000 of cash interest expense related to unaccrued end of term interest payments due upon pre-payment.

The New SVB term loan bears interest at an annual rate of, our option, (i) prime rate as reported in The Wall Street Journal plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on the average cash balances maintained with Lender or Lender’s affiliates for the preceding month. Interest is due and payable in arrears monthly for prime rate loans and at the end of an interest period for LIBOR rate loans. Principal is required to be repaid in 48 equal monthly installments. The new term loan is subject to substantially the same affirmative and negative covenants and events of default as the Amended SVB Credit Agreement.

The Amendment amends the interest rate of the revolving line of credit under the Amended SVB Credit Agreement to an annual rate of, at our option option, (i) prime rate as reported in The Wall Street Journal plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on the average cash balances maintained with Lender or Lender’s affiliates for the preceding month.

Our Amended SVB Credit Agreement contains customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The Amended SVB Credit Agreement also contains customary affirmative covenants, which were amended by the Amendment in December 2013, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $10,000,000 or three times our quarterly cash burn rate, as defined in the Amended SVB Credit Agreement , and (ii) maintain minimum EBITDA levels, as determined in accordance with the Amended SVB Credit Agreement. We were in compliance with all covenants under its credit agreement with SVB as of December 31, 2013.

TriplePoint Capital Credit Facility

In June 2012, we entered into a growth capital loan and security agreement and an equipment loan and security agreement with TriplePoint. Under the growth capital loan and security agreement, we borrowed $6.0 million in term loans in June 2012, or growth capital loan part I, equal to the full lending commitment available at the time. The growth capital loan part I is required to be repaid in 33 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 8.5% after an interest-only period of three months. In addition, a final terminal payment is due at maturity equal to 4.0% of the original loan principal. In connection with the debt Refinancing described above, we fully repaid the growth capital loan part I on December 31, 2013.

Under the equipment loan and security agreement, we borrowed $9.7 million in term loans in August 2012 from the $10.0 million lending commitment available at the time. The equipment term loans are required to be repaid in 36 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 5.75%. In addition, a final terminal payment is due at maturity equal to 10% of the original loan principal. The equipment loan was not impacted by the debt Refinancing and had an outstanding principle balance of $5.0 million at December 31, 2013.

Under the growth capital loan and security agreement, we were permitted to borrow an additional $4.0 million on or before June 21, 2013 upon the submission of a Form S-1 registration statement to the SEC contemplating an IPO of our common stock with expected total net proceeds of at least $50.0 million. On June 21, 2013, we achieved the milestone necessary to access the additional $4.0 million available under the original terms of the growth capital loan and security agreement and borrowed $4.0 million, or growth capital loan part II. The growth capital loan part II is required to be repaid in 33 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 8.5% after an interest-only period of 3 months, which accrues at a fixed rate of 9.0%. In addition, a final terminal payment is due at maturity equal to 4.0% of the original loan principal. In connection with the debt Refinancing described above, we fully repaid the growth capital loan part II on December 31, 2013.

In connection with the growth capital loan part II, we issued to TriplePoint a warrant to purchase 33,192 shares of Series D preferred stock with the exercise price set at the lower of: $6.03 per share or the lowest price per share in the next round of equity financing.  As the Series D preferred stock warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $0.3 million being recorded.  As a result of the variable exercise price feature, the Series D preferred stock warrants were recorded at fair value and classified as liabilities at issuance, with changes in fair value recognized in other income and expense for the period the warrants remained classified as liabilities.  The fair value of the Series D preferred stock warrants was reclassified to stockholders’ equity on September 26, 2013, the date of the filing of our Certificate of Incorporation in Delaware in connection with our IPO, when the Series D preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively.  The fair value of the Series D preferred stock warrants was measured at issuance using the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility of 55%; expected life of 7.0 years; risk free interest rate of 1.9%; dividend yield of 0.00%; and fair value of Series D preferred stock of $11.41 per share.

In August 2013, we amended the growth capital loan and security agreement with TriplePoint to provide an additional $5.0 million term loan, or growth capital loan part III.  In September 2013, we entered into a second amendment to the growth capital loan facility to adjust the repayment terms such that the growth capital loan part III is required to be paid over 36 months as follows: 36 months of interest-only payments at a fixed annual rate of 11.0% and the loan principal at maturity.  In addition, a final payment of 2.75% of the original principal amount is due at maturity, which is August 13, 2016, or upon prepayment of this loan.  On August 19, 2013, we borrowed the full $5.0 million available under this term loan.  In connection with the debt Refinancing described above, we fully repaid the growth capital loan part III on December 31, 2013.

In connection with the growth capital loan part III, we issued to TriplePoint a warrant to purchase 51,614 shares of Series E preferred stock at an exercise price set at the lower of: $9.69 per share or the lowest price per share in the next round of equity financing. As the Series E preferred stock warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $0.5 million being recorded.  As a result of the variable exercise price feature, the Series E preferred stock warrants were recorded at fair value and classified as liabilities at issuance, with changes in fair value recognized in other income and expense for the period the warrants remained classified as liabilities.  The fair value of the Series E preferred stock warrants was reclassified to stockholders’ equity on September 26, 2013, the date of the filing of our Certificate of Incorporation in Delaware in connection with our IPO, when the Series E preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively. The fair value of the Series E preferred stock warrants was measured at issuance using the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility of 60%; expected life of 10.0 years; risk free interest rate of 2.7%; dividend yield of 0.00%; and fair value of Series E preferred stock of $12.86 per share.

The TriplePoint equipment loan and security agreement contains customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate.  The TriplePoint equipment loan and security agreement also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements.  We were in compliance with all covenants under our credit agreements with TriplePoint as of December 31, 2013.

Indemnification Obligations

Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our services infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2013.

Contingencies

Legal Proceedings

We are subject to certain legal proceedings from time to time and may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2013, we did not have any accrued liabilities recorded for such loss contingencies. At December 31, 2012 we recorded accrued liabilities of $1.1 million for the probable and estimable amount of all loss contingencies related to legal matters. See “Item 3—Legal Proceedings” in this Annual Report on Form 10-K and Note 5 to our consolidated financial statements for additional information on recent legal proceedings.

Sales Tax Liability

During 2010 and 2011, we increased our sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in such state. Prior to 2012, we did not collect sales taxes from our customers on sales in all states. In the second quarter of 2012, we commenced collecting and remitting sales taxes on sales in all states.  As of December 31, 2013 and 2012, we recorded a long-term sales tax liability of $4.0 million and $3.9 million, respectively, based on our best estimate of the probable liability for the loss contingency incurred prior to the second quarter of 2012. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate.

Employee Agreements

We have signed various employment agreements with executives and key employees pursuant to which if we terminate their employment without cause or if the employee does so for good reason following a change of control of our company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and continued COBRA coverage. As of December 31, 2013, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.

Off-Balance Sheet Arrangements

Through December 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. or U.S. GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs, and expenses, and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We derive our revenues from two sources: services revenues, which are generated from the sale of subscriptions to our SaaS applications and related services, which have contractual terms typically ranging from one month to three years, and include recurring fixed plan subscription fees, recurring administrative cost recovery fees, variable usage-based fees for blocks of additional minutes systematically purchased in advance and one-time upfront fees; and product revenues, which are generated from the sale of pre-configured office phones used in connection with our services and include shipping and handling fees.

We recognize revenues when the following criteria are met:

×	there is persuasive evidence of an arrangement;
×	the service is being provided to the customer or the product has been delivered;
×	the collection of the fees is reasonably assured; and
×	the amount of fees to be paid by the customer is fixed or determinable.

Revenues under service subscription plans are recognized as follows:

×	fixed plan subscription and administrative cost recovery fees are recognized on a straight-line basis over their contractual service term;
×	fees for additional minutes of usage in excess of plan limits are recognized over the estimated usage period in a manner which approximates actual usage; and
×	one-time upfront fees are initially deferred and recognized on a straight-line basis over the estimated average customer life.

Product revenues are billed at the time the order is received and recognized when the product has been delivered to the customer.

We frequently enter into arrangements with multiple deliverables that generally include services to be provided under the subscription plan and the sale of products used in connection with our services. We allocate the consideration to each deliverable in a multiple-deliverable arrangement based upon its relative selling prices. We determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimated selling price, or BESP, for that deliverable.  Consideration allocated to each deliverable, limited to the amount not contingent on future performance, are then recognized to revenue when the basic revenue recognition criteria are met for the respective deliverable.

We determine VSOE of fair value based on historical standalone sales to customers. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range of the median selling price. VSOE exists for all of our SaaS service subscription plans. We use BESP as the selling price for product sales because we are not able to determine VSOE or TPE from the observable pricing data of standalone sales. We estimate BESP for a product by considering company-specific factors such as pricing strategies, direct product and other costs, and bundling and discounting practices.

We also generate services revenues and product revenues through sales of our services and products by resellers. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts retained by our resellers are recorded as sales and marketing expenses. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement, assume credit and inventory risk, and are the primary obligor in the arrangement. When a reseller assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues at the net amount received from the reseller. We recognize revenues from our resellers when the following criteria are met:

×	persuasive evidence of an arrangement exists through a contract with the customer;
×	the service is being provided to the customer or the product has been delivered;
×	the amount of fees to be paid by the customer is fixed or determinable; and
×	the collection of the fees is reasonably assured.

Our deliverables sold through our reseller agreements consist of our services subscriptions and products. We recognize service subscriptions sold through our resellers on a straight-line basis over the period the underlying services are provided to the end customer. Products sold through resellers are shipped directly to the end customer and are recognized when title transfers to the end customer. Revenues from resellers have predominantly been recorded on a gross basis for all periods presented.

We record reductions to revenues for estimated sales returns and customer credits at the time the related revenues are recognized. Sales returns and customer credits are estimated based on our historical experience, current trends and our expectations regarding future experience. We monitor the accuracy of our sales reserve estimates by reviewing actual returns and credits and adjust them for our future expectations to determine the adequacy of our current and future reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required.

Income Taxes

Significant judgment is required in determining our provision for income taxes and evaluating our tax positions. We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments or changes in the tax law or rates. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We provide reserves as necessary for uncertain tax positions taken on our tax filings. First, we determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit. Second, based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement, we recognize any such differences as a liability. Because of our full valuation allowance against the net deferred tax assets, any change in our uncertain tax positions would not impact our effective tax rate.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider the available positive and negative evidence, including our past results of operations, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment, in consultation with outside tax advisors, and are consistent with the plans and estimates we use to manage the underlying businesses. Due to the net losses we have incurred and the uncertainty of realizing our deferred tax assets, for all the periods presented, we have a full valuation allowance against our deferred tax assets.

As of December 31, 2013, we had federal and state net operating loss carry-forwards of $94.7 million and $77.9 million, respectively, and federal and state research and development tax credit carry-forwards in the amount of $1.9 million and $1.9 million, respectively. As of December 31, 2012, we had federal and state net operating loss carry-forwards of $61.9 million and $60.4 million, respectively, and federal and state research and development tax credit carry-forwards in the amount of $0.5 million and $1.0 million, respectively. A limited amount of these carry-forwards may be subject to annual limitations that may result in their expiration before some portion of them has been fully utilized.

Capitalized Internal-Use Software Development Costs

We use significant judgment in determining whether certain internal-use software development costs are capitalized or expensed and over what period the amounts capitalized should be amortized to expense. We capitalize internal-use software development costs related to our SaaS applications that are incurred during the application development stage provided that it is probable the project will be successfully completed and such costs will be recovered from future revenues. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life starting when the underlying project is ready for its intended use, generally three to four years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We capitalized $1.3 million and $1.5 million of internal-use software development costs during fiscal 2013 and 2012, respectively. The carrying value of internal-use software development costs, net of amortization, was $2.3 million and $2.1 million at December 31, 2013 and 2012, respectively.

Share-Based Compensation

We measure and recognize compensation expense for all stock options, restricted stock unit awards and purchase rights under our employee stock purchase plan granted to our employees and directors, based on the estimated fair value of the award on the grant date. We use the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award on a straight-line basis. We believe that the fair value of stock options granted to non-employees is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered. For restricted stock unit awards and purchase rights under our employee stock purchase plan (both of which were granted after we became a public company), fair value is based on the closing price of our Class A common stock on the New York Stock Exchange at the grant date.

Our option-pricing model which is used to value stock options and purchase rights under our employee stock purchase plans, requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•

Fair Value of Common Stock. Prior to our IPO which was completed on October 2 2013, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: contemporaneous third-party valuations of our common stock; the prices, rights, preferences and privileges of our Preferred Stock relative to those of our common stock; the lack of marketability of our common stock; our operational and financial performance; the nature of our services and our competitive position in the marketplace; our assessment of current and future economic and business conditions; the value of companies that we consider peers based on a number of factors, including similarity to us with respect to industry and business model; and the likelihood of achieving a liquidity event, such as an IPO or sale of our company, given prevailing market conditions.  Since our IPO, we have used the market closing price for our Class A common stock as reported on the New York Stock Exchange.  Stock options granted prior to our initial public offering are described further in the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation filed in our prospectus dated on September 26, 2013.

•

Risk-Free Interest Rate. The risk-free interest rate was based on the yield available on U.S. Treasury zero-coupon issues with a term that approximates the expected term of the option or the purchase rights under our employee stock purchase plan.

•

Expected Term. The expected term represents the period that share-based awards are expected to be outstanding. Since we did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the expected term for options issued to employees was calculated as the mean of the option vesting period and contractual term. The expected term for options issued to non-employees is the contractual term. The expected term for purchase rights under our employee stock purchase plan is equal to the length of the offering period the purchase rights are outstanding.

•

Volatility. The expected stock price volatility of common stock was derived from the historical volatilities of a peer group of similar publicly traded companies over a period that approximates the expected term of the option and the expected term of the purchase rights under our employee stock purchase plan.

•	Dividend Yield. The expected dividend yield was 0% as we have not paid, and do not expect to pay, cash dividends.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	54%	61%	67%
Expected term for employees (in years)	6.1	6.1	6.2
Expected term for non-employees (in years)	10	10	10
Risk-free interest rate	1.68%	0.97%	2.08%
Dividend yield	-	-	-

In addition to assumptions used in the Black-Scholes-Merton option-pricing model, we must also estimate a forfeiture rate to calculate the share-based compensation for our option awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the financial statements.

We will continue to use judgment in evaluating the assumptions related to our share-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future share-based compensation expense.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carry-forwards that would be utilized, rather than only against carry-forwards that are created by the UTBs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The ASU should be applied prospectively to all UTBs that exist at the effective date. Retrospective application is permitted. We do not expect the adoption of this guidance to have any significant impact on our consolidated financial statements.

We periodically review new accounting standards. Although some of the accounting standards that have been issued may be applicable to us, we have not identified any other new accounting standards that would have a significant impact on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, UK and China. In the first quarter of 2013, we formed a wholly owned subsidiary in the Netherlands and in the second quarter of 2013, we formed a wholly owned subsidiary in Switzerland. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2013 and 2012, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements, respectively.

Interest Rate Sensitivity

We had cash and cash equivalents of $116.4 million and $37.9 million as of December 31, 2013 and December 31, 2012, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During fiscal 2013 and 2012, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income for either period. In addition, as of December 31, 2013 and December 31, 2012, we had approximately $29.1 million and $6.0 million in short and long-term debt with variable interest rate components, respectively. During fiscal 2013 and 2012, a hypothetical 10% increase or decrease in interest rates would have had a $2.9 million and $0.6 million impact on our interest expense, respectively.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RINGCENTRAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

RingCentral, Inc.:

We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RingCentral, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG, LLP

Santa Clara, California

February 25, 2014

RINGCENTRAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$116,378	$37,864
Accounts receivable, net	3,045	2,690
Inventory	2,111	833
Prepaid expenses and other current assets	5,214	3,408
Total current assets	126,748	44,795
Property and equipment, net	16,660	17,008
Other assets	1,777	1,551
Total assets	$145,185	$63,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,414	$4,553
Accrued liabilities	20,559	21,487
Current portion of capital lease obligation	347	312
Current portion of long-term debt	9,871	7,636
Deferred revenue	16,552	11,291
Total current liabilities	51,743	45,279
Long-term debt	24,356	12,428
Sales tax liability	3,988	3,877
Capital lease obligation	247	703
Other long-term liabilities	1,336	996
Total liabilities	81,670	63,283

Commitments and contingencies (Note 5)

Stockholders’ equity:

Convertible preferred stock, no par value — zero and 32,294 shares authorized as of December 31, 2013 and 2012; , zero and 30,369 shares issued and outstanding as of December 31, 2013 and 2012; aggregate liquidation preference of zero and $74,496 as of December 31, 2013 and 2012	—	74,020
Class A common stock, $0.0001 par value; 1,000,000 and zero shares authorized at December 31, 2013 and 2012; 9,201 and zero shares issued and outstanding at December 31, 2013 and 2012	1	—
Class B common stock, $0.0001 par value; 250,000 and 65,000 shares authorized at December 31, 2013 and 2012; 53,043 and 22,694 shares issued and outstanding at December 31, 2013 and 2012	5	2
Additional paid-in capital	193,574	9,791
Accumulated other comprehensive loss	(310)	(85)
Accumulated deficit	(129,755)	(83,657)
Total stockholders’ equity	63,515	71
Total liabilities and stockholders’ equity	$145,185	$63,354

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Services	$145,995	$105,693	$71,915
Product	14,510	8,833	6,962
Total revenues	160,505	114,526	78,877
Cost of revenues:
Services	47,230	36,215	26,475
Product	14,289	8,688	6,523
Total cost of revenues	61,519	44,903	32,998
Gross profit	98,986	69,623	45,879
Operating expenses:
Research and development	33,399	24,450	12,199
Sales and marketing	72,336	54,566	34,550
General and administrative	34,284	24,434	12,969
Total operating expenses	140,019	103,450	59,718
Loss from operations	(41,033)	(33,827)	(13,839)
Other income (expense), net:
Interest expense	(5,384)	(1,503)	(158)
Other income (expense), net	274	32	109
Other income (expense), net	(5,110)	(1,471)	(49)
Loss before provision (benefit) for income taxes	(46,143)	(35,298)	(13,888)
Provision (benefit) for income taxes	(45)	92	15
Net loss	$(46,098)	$(35,390)	$(13,903)
Net loss per common share:
Basic and diluted	$(1.39)	$(1.58)	$(0.64)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	33,155	22,353	21,678

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(46,098)	$(35,390)	$(13,903)
Other comprehensive loss:
Foreign currency translation adjustments, net	(225)	(65)	(20)
Comprehensive loss	$(46,323)	$(35,455)	$(13,923)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2010	25,535	$33,724	21,190	$2	$3,547	$—	$(34,364)	$2,909
Issuance of common stock upon exercise and early exercise of stock options	—	—	1,020	—	893	—	—	893
Issuance of Series D convertible preferred stock (net of issuance costs of $79)	1,737	10,385	—	—	—	—	—	10,385
Share-based compensation	—	—	—	—	1,188	—	—	1,188
Other comprehensive loss	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(13,903)	(13,903)
Balance as of December 31, 2011	27,272	44,109	22,210	2	5,628	(20)	(48,267)	1,452
Issuance of common stock upon exercise and early exercise of stock options	—	—	484	—	419	—	—	419
Issuance of preferred stock warrants in connection with a debt agreement	—	—	—	—	169	—	—	169
Issuance of Series E convertible preferred stock (net of issuance costs of $89)	3,097	29,911	—	—	—	—	—	29,911
Reclassification of preferred stock warrant	—	—	—	—	473	—	—	473
Share-based compensation	—	—	—	—	3,102	—	—	3,102
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(35,390)	(35,390)
Balance as of December 31, 2012	30,369	74,020	22,694	2	9,791	(85)	(83,657)	71
Issuance of common stock upon exercise and early exercise of stock options	—	—	616	—	1,007	—	—	1,007
Issuance of common stock for legal settlement	—	—	20	—	257	—	—	257
Issuance of preferred stock warrants in connection with a debt agreement	—	—	—	—	866	—	—	866
Reclassification of preferred stock warrant	—	—	—	—	820	—	—	820
Conversion of preferred stock into common stock in connection with IPO	(30,369)	(74,020)	30,369	3	74,017	—	—	—
Issuance of common stock in connection with IPO (net of issuance costs of $11,809)	—	—	8,545	1	99,276	—	—	99,277
Share-based compensation	—	—	—	—	7,540	—	—	7,540
Other comprehensive loss	—	—	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	—	—	(46,098)	(46,098)
Balance as of December 31, 2013	—	$—	62,244	$6	$193,574	$(310)	$(129,755)	$63,515

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(46,098)	$(35,390)	$(13,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,980	6,191	3,546
Share-based compensation	7,540	3,102	1,188
Noncash interest and other expense related to debt agreements	2,014	265	—
Loss on disposal of assets	338	26	—
Changes in assets and liabilities
Accounts receivable	(355)	(2,256)	(239)
Inventory	(1,279)	769	(1,442)
Prepaid expenses and other current assets	(1,873)	(2,022)	189
Other assets	(344)	(422)	(331)
Accounts payable	(453)	(1,392)	2,193
Accrued liabilities	1,370	12,898	2,597
Deferred revenue	5,262	2,248	2,526
Other liabilities	1,127	968	2,897
Net cash used in operating activities	(23,771)	(15,015)	(779)
Cash flows from investing activities:
Purchases of property and equipment	(10,789)	(10,172)	(6,664)
Restricted investments	(130)	—	—
Net cash used in investing activities	(10,919)	(10,172)	(6,664)
Cash flows from financing activities:
Net proceeds from debt agreements	37,857	24,538	—
Net proceeds from issuance of preferred stock warrants	1,625	501	—
Repayment of debt agreements	(26,309)	(5,356)	(1,005)
Repayment of capital lease obligations	(422)	(675)	(310)
Net proceeds from issuance of preferred stock	—	29,911	10,385
Net proceeds from initial public offering of common stock	99,589	—	—
Proceeds from exercise of stock options and common stock warrants	893	556	817
Net cash provided by financing activities	113,233	49,475	9,887
Effect of exchange rate changes on cash and cash equivalents	(29)	(1)	(4)
Net increase in cash and cash equivalents	78,514	24,287	2,440
Cash and cash equivalents:
Beginning of period	37,864	13,577	11,137
End of period	$116,378	$37,864	$13,577
Supplemental disclosure of cash flow data:
Cash paid for interest	$2,437	$791	$117
Cash paid for income taxes	46	64	1
Noncash financing activities:
Change in liability for nonvested options exercised	$114	$20	$181
Reclassification of preferred stock warrants from liability to equity	820	473	—
Deferred debt issuance costs recorded in connection with issuance of preferred stock warrants	—	122	—
Conversion of preferred stock to common stock in connection with initial public offering	74,020	—	—
Accrued liability for initial public offering costs	313	—	—
Equipment purchased and unpaid at period end	775	2,700	271
Equipment purchased under capital lease	—	1,329	—

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

RingCentral, Inc. (“the Company”) is a provider of software-as-a-service (“SaaS”) solutions for business communications. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013. The Company’s consolidated balance sheets and statements of stockholders’ equity have been prepared to reflect the reincorporation in Delaware for all periods presented.  The Company is headquartered in San Mateo, California.

Initial Public Offering

On October 2, 2013, the Company closed its initial public offering (“IPO”) and sold 8,545,000 shares of Class A common stock to the public, including the underwriters’ overallotment option of 1,125,000 shares of Class A common stock and an additional 80,000 shares of Class A common stock were sold by selling stockholders, all at a price of $13.00 per share. The Company received aggregate proceeds of $103,309,000 from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $4,032,000.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany accounts and transactions have been eliminated. As the Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”), the Company can delay the adoption of new accounting standards until those standards would otherwise apply to privately held companies. However, the Company has elected to comply with all new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth publicly held companies. Under the JOBS Act, such election is irrevocable.

The Company has funded its operations through proceeds from its IPO, preferred stock financings, sales to customers and debt financing under its credit agreements. However, the Company has historically incurred losses and negative cash flows from operations. As of December 31, 2013, the Company had an accumulated deficit of $129,755,000. Management of the Company expects that operating losses and negative cash flows from operations will continue through at least December 31, 2014.

The Company’s existing sources of liquidity include cash and cash equivalents of $116,378,000 as of December 31, 2013. While management believes that the Company’s existing sources of liquidity are adequate to fund operations through at least December 31, 2014, the Company may need to raise additional debt or equity financing to fund operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company or at all.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, accounts receivable, the allowance for doubtful accounts, inventory and inventory reserves, share-based compensation,  deferred revenue, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity and reported in the statement of comprehensive loss. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Foreign currency transaction gains and losses are included in other income (expense) for the period.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers highly liquid instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market funds. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Allowance for Doubtful Accounts

For all periods presented, a significant portion of revenues were realized from credit card transactions with only a small portion of revenues generating accounts receivable and the Company has not experienced any significant defaults on its accounts receivable. The Company determines provisions based on historical experience and upon a specific review of customer receivables.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011:

	Balance at Beginning of Period	Provision, net of Recoveries	Write-offs	Balance at End of Period
Year ended December 31, 2011	$—	$5	$—	$5
Year ended December 31, 2012	5	428	—	433
Year ended December 31, 2013	433	(8)	286	139

Inventory

The Company’s inventory consists primarily of telephones and peripheral equipment held at third parties. Inventory is stated at the lower of cost computed on a first-in, first-out basis, or market value. Inventory write-downs are recorded when the cost of inventory exceeds its net realizable value and establishes a new cost basis for the inventory. On a quarterly and annual basis, the Company analyzes inventory on a part by part basis in comparison to forecasted demand to identify potential excess and obsolescence issues, and adjusts carrying amounts to estimated net realizable value accordingly.

Internal-Use Software Development Costs

The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the project and it is probable the project will be completed and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation operation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis to cost of revenues when the underlying project is ready for its intended use. For the years ended December 31, 2013 and 2012, the Company capitalized $1,317,000 and $1,480,000 of internal-use software development costs incurred, respectively.

Property and Equipment, Net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization, and is depreciated using the straight-line method over the estimated useful lives of the assets. Computer hardware and software, and furniture and fixtures are depreciated over three years; internal-use software development costs are amortized over useful lives ranging from three to four years; and leasehold improvements are depreciated over the respective lease term or useful life, whichever is shorter. Maintenance and repairs are charged to expense as incurred.

The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows of the assets or asset groups are expected to generate. If such evaluation indicates that the carrying amount of the assets or asset groups is not recoverable, the carrying amount of such assets or asset groups is reduced to its estimated fair value. No impairment losses have been recognized in the fiscal years ended December 31, 2013, 2012 and 2011.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalent balances, which may exceed federally insured limits, with financial institutions that management believes are financially sound and have minimal credit risk exposure.

The Company’s accounts receivable are primarily derived from sales by resellers and to larger direct customers. The Company performs ongoing credit evaluations of its resellers and does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. At December 31, 2013 and 2012, customer A accounted for 68% and 54% of the Company’s total accounts receivable, respectively. For the years ended December 31, 2013, 2012, and 2011, no single customer accounted for greater than 10% of the Company’s total revenues.

The Company purchased or contracted a significant portion of its software development efforts from third-party vendors located in Russia and the Ukraine during the years ended December 31, 2013, 2012 and 2011, respectively. A cessation of services provided by these vendors could result in a disruption to the Company’s research and development efforts.

Revenue Recognition

The Company’s revenues consist of services revenues and product revenues. The Company’s services revenues include all fees billed in connection with subscriptions to the Company’s RingCentral Office, RingCentral Professional and RingCentral Fax SaaS applications. These service fees include recurring fixed plan subscription fees, recurring administrative cost recovery fees, variable usage-based fees for blocks of additional minutes systematically purchased in advance of usage in excess of plan limits and one-time upfront fees. The Company provides its services pursuant to contractual arrangements that range in duration from one month to three years. The Company’s service fees are generally billed in advance directly to customer credit cards or via invoices issued to larger customers. The Company’s product revenues consists of sales of pre-configured office phones used in connection with the service and includes shipping and handling fees.

The Company recognizes revenues when the following criteria are met:

•	there is persuasive evidence of an arrangement;
•	the service is being provided to the customer or the product has been delivered;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

Revenues under service subscription plans are recognized as follows:

•	fixed service plan subscription and administrative cost recovery fees are recognized on a straight-line basis over their respective contractual service terms;
•	fees for additional minutes of usage in excess of plan limits are recognized over the estimated usage period in a manner that approximates actual usage; and
•	one-time upfront fees are initially deferred and recognized on a straight-line basis over the estimated average customer life.

Product revenues are billed at the time the order is received and recognized when the product has been delivered to the customer.

The Company enters into arrangements with multiple-deliverables that generally include services to be provided under the subscription plan and the sale of products used in connection with the Company’s services. The Company allocates the consideration to each deliverable in a multiple-deliverable arrangement based upon its relative selling prices. The Company determines the selling price using vendor-specific objective evidence (“VSOE”) for its service subscription plans and best estimated selling price (“BESP”) for its product offerings. Consideration allocated to each deliverable, limited to the amount not contingent on future performance, are then recognized to revenue when the basic revenue recognition criteria are met for the respective deliverable.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company determines VSOE based on historical standalone sales to customers. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonably narrow pricing range. VSOE exists for all of the Company’s service subscription plans. The Company uses BESP as the selling price for its product offerings because the Company is not able to determine VSOE of fair value from standalone sales or third-party evidence of selling price (“TPE”). The Company estimates BESP for a product by considering company-specific factors such as pricing objectives, direct product and other costs, bundling and discounting practices and contractually stated prices.

A portion of the Company’s services revenues and product revenues are generated through sales by resellers. When the Company assumes a majority of the business risks associated with performance of the contractual obligations, it records these revenues at the gross amount paid by the customer with amounts retained by the resellers recognized as sales and marketing expense. The Company’s assumption of such business risks is evidenced when, among other things, it takes responsibility for delivery of the product or service, is involved in establishing pricing of the arrangement, assumes credit and inventory risk, and is the primary obligor in the arrangement. When a reseller assumes the majority of the business risks associated with the performance of the contractual obligations, the Company records the associated revenues at the net amount  received from the reseller. The Company recognizes revenues from resellers when the following criteria are met:

•	persuasive evidence of an arrangement exists through a contract with the customer;
•	the service is being provided to the customer or the product has been delivered;
•	the amount of fees to be paid by the customer is fixed or determinable; and
•	the collection of the fees is reasonably assured.

The Company’s deliverables sold through its reseller agreements consist of the Company’s services subscriptions and products. Service subscriptions sold through resellers are recognized on a straight-line basis over the period the underlying services are provided to the end customer. Products sold through resellers are shipped directly to the end customer and are recognized when title transfers to the end customer. Revenues from resellers have predominantly been recorded on a gross basis for all periods presented.

The Company records reductions to revenues for estimated sales returns and customer credits at the time the related revenues are recognized. Sales returns and customer credits are estimated based on historical experience, current trends and expectations regarding future experience.

Customer billings related to taxes imposed by and remitted to governmental authorities on revenue-producing transactions are reported on a net basis. When such remitted taxes exceed the amount billed to customers, the cost is included in general and administrative expenses.

Amounts billed in excess of revenues recognized for the period are reported as deferred revenue on the consolidated balance sheet. The Company’s deferred revenue consists primarily of unearned revenue on annual and monthly service plans.

Cost of Revenues

Cost of services revenues primarily consists of costs of network capacity purchased from third-party telecommunications providers, network operations, costs to equip and maintain data centers, including co-location fees for the right to place the Company’s servers in data centers owned by third-parties, depreciation of the servers and equipment, along with related utilities and maintenance costs.  Cost of services revenue also includes personnel costs associated with non-administrative customer care and support of the functionality of the Company’s platform and data center operations, including share-based compensation expenses and allocated costs of facilities and information technology. Cost of services revenues is expensed as incurred.

Cost of product revenues is comprised primarily of the cost associated with purchased phones, shipping costs, as well as personnel costs for contractors and allocated costs of facilities and information technology related to the procurement, management and shipment of phones. Cost of product revenues is expensed in the period product is delivered to the customer.

Share-Based Compensation

All share-based compensation granted to employees is measured as the grant date fair value of the award and recognized in the consolidated statement of operations over the requisite service period, which is generally the vesting period. The Company estimates the fair value of stock options using the Black-Scholes-Merton option pricing model. Compensation expense is recognized using the straight-line method net of estimated forfeitures.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Compensation expense for stock options granted to non-employees is calculated using the Black-Scholes-Merton option pricing model and is recognized in the consolidated statement of operations over the service period. Compensation expense for non-employee stock options subject to vesting is revalued as of each reporting date until the stock options are vested.

Research and Development

Research and development expenses consist primarily of third-party contractor costs, personnel costs, technology license expenses, and depreciation associated with research and development equipment. Research and development costs are expensed as incurred, except for internal-use software development costs that qualify for capitalization.

Advertising Costs

Advertising costs, which include various forms of e-commerce such as search engine marketing, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $22,943,000, $21,915,000, and $13,046,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Commissions

Commissions consist of variable compensation earned by sales personnel and third-party resellers. Sales commissions associated with the acquisition of a new customer contract are recognized as sales and marketing expense at the time the customer has entered into a binding agreement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2013 and 2012, except for deferred tax assets associated with its subsidiary in China, the Company recorded a full valuation allowance against all other net deferred tax assets because of its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.

Segment Information

The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reporting segment.

Indemnification

Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if its services infringe a third-party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure.  If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss.  The Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2013 or 2012.

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

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carry-forwards that would be utilized, rather than only against carry-forwards that are created by the UTBs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The ASU should be applied prospectively to all UTBs that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of this guidance to have any significant impact on the Company’s consolidated financial statements.

Note 2. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2013	2012
Cash	$34,561	$3,599
Money market funds	81,817	34,265
Total cash and cash equivalents	$116,378	$37,864

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2013	2012
Accounts receivable-trade	$2,192	$2,683
Unbilled accounts receivable-trade	992	440
Allowance for doubtful accounts	(139)	(433)
Accounts receivable, net	$3,045	$2,690

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2013	2012
Computer hardware and software	$30,449	$23,973
Internal-use software development costs	4,636	3,319
Furniture and fixtures	1,127	700
Leasehold improvements	859	441
Property and equipment, gross	37,071	28,433
Less: accumulated depreciation	(20,411)	(11,425)
Property and equipment, net	$16,660	$17,008

Total depreciation and amortization expense was $8,980,000, $6,191,000, and $3,546,000 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued compensation and benefits	$5,660	$3,216
Accrued sales, use and telecom related taxes	3,967	4,580
Accrued expenses	10,168	11,998
Other	764	1,693
Total accrued liabilities	$20,559	$21,487

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

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

Level 3:

Unobservable inputs that are supported by little or no market activity and that are based on management’s assumptions, including fair value measurements determined by using pricing models, discounted cash flow methodologies or similar valuation techniques.

The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	Balance at December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$81,817	$72,717	$9,000	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

	Balance at December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$34,265	$34,265	$—	$—
Other assets:
Certificates of deposit	$500	$—	$500	$—

During 2012, the Company issued TriplePoint Capital, LLC (“TriplePoint”) preferred stock warrants in connection with a debt agreement that were recorded as a liability at issuance and carried at fair value for a portion of the year prior to reclassification to stockholders’ equity. The fair value of the warrants at the issuance date was $454,000 and $473,000 on the date of reclassification. The fair value of preferred stock warrants was determined by the Black-Scholes-Merton option pricing model, which is a technique using level 3 inputs, based on the assumptions in Note 6.

In June 2013 and August 2013, the Company issued TriplePoint preferred stock warrants in connection with debt agreements that were recorded as liabilities at issuance and were carried at fair value for a portion of the year prior to reclassification to stockholders’ equity. The fair value of the warrants at the issuance dates in June 2013 and August 2013 were $265,000 and $495,000, respectively. The fair value of the June 2013 and August 2013 warrants at the date of reclassification were $320,000 and $500,000, respectively. The fair value of preferred stock warrants was determined by the Black-Scholes-Merton option pricing model which is a technique using level 3 inputs which are detailed in Note 6.

The Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, are carried at cost which approximates fair value due to the relatively short maturity of those instruments. Based on borrowing rates available to the Company for loans with similar terms and considering the Company’s credit risks, the carrying value of debt approximates fair value.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 4. Debt

Silicon Valley Bank Credit Facility

In February 2009, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) that was last amended in December 2013. Under this agreement the Company borrowed $2,500,000 on a term loan in January 2010 and $8,000,000 on a capital growth term loan in March 2012, which was equal to the full final lending commitment. The 2010 term loan was repaid in 30 equal monthly installments of principal and interest, which accrued at an annual fixed rate of 6.5%. In addition, a final terminal payment was made at maturity equal to 3.5% of the original loan principal. The 2010 term loan was repaid in full during the third quarter of 2012. The 2012 capital growth term loan is required to be repaid in 36 equal monthly installments of principal plus interest, which accrues at a floating annual rate equal to prime plus 2.75%. In addition, a final terminal payment is due at maturity equal to 0.5% of the original loan principal. At December 31, 2013, the outstanding principle balance of the SVB capital growth term loan was $3,333,000.

In August 2013, the Company entered into an amended loan and security agreement with SVB (the “Amended SVB Credit Agreement”), which provides for a revolving line of credit of up to $15,000,000 and a mezzanine term loan of up to $5,000,000. The revolving line of credit bears interest at a floating annual rate of prime plus 2.0%, which must be paid monthly, and all outstanding principal and unpaid interest must be repaid by August 13, 2015. The mezzanine term loan bears interest at a fixed annual rate of 11.0%, which must be paid monthly, and all principal amounts and unpaid interest must be repaid by August 1, 2016, unless the Company voluntarily repays the balance at an earlier date without penalty. A final payment of 2.75% of the amount advanced under the mezzanine term loan is due upon repayment of this loan at maturity or prepayment of this loan. On August 14, 2013, the Company borrowed $10,778,000 under the revolving line of credit, which represented the full available borrowing capacity on that date. The borrowing limit available under the revolving line of credit increases as the principal balance of the existing $8,000,000 capital growth term loan from SVB is repaid subject to limits based on recurring subscription revenue. The Company does not expect this requirement will limit the amount of borrowings available under the line of credit. The existing capital growth term loan had an outstanding balance of $4,222,000 when the Company entered into the Amended SVB Credit Agreement.  At December 31, 2013, the principal balance and available borrowing capacity of the revolving line of credit were $10,778,000 and $889,000, respectively. On August 16, 2013, the Company borrowed the full $5,000,000 available under the mezzanine term loan.

In connection with the Amended SVB Credit Agreement, the Company issued SVB warrants to purchase 90,324 shares of its Series E preferred stock at an exercise price of $9.69 per share. As the Series E preferred stock warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $866,000 being recorded, with a corresponding increase to additional paid in capital as part of stockholders’ equity. The fair value of the Series E preferred stock warrants was measured at issuance using the Black-Scholes-Merton option pricing model with the following assumptions: (i) expected volatility of 60%, (ii) expected life of 10.0 years, (iii) risk free interest rate of 2.7%, (iv) dividend yield of 0.00%, and (v) fair value of Series E preferred stock of $12.86 per share. Upon the effectiveness of the Registration Statement and the filing of its Certificate of Incorporation in Delaware on September 26, 2013, the Series E preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively.

On December 31, 2013, the Company refinanced certain of its outstanding debt as described below, to lower the interest rate on such debt (the “Refinancing”). In connection with the Refinancing, on December 31, 2013, the Company entered into a Second Amendment to the Amended SVB Credit Agreement (the “Amendment”) by and among the Company and SVB. The Amendment amends the terms of the Company’s Amended SVB Credit Agreement and provides for an additional term loan in the principal amount of up to $15,000,000 (the “New SVB term loan”) all of which the Company borrowed from SVB on December 31, 2013.

The proceeds of the New SVB term loan were used to repay the SVB $5,000,000 mezzanine term loan it borrowed from SVB on August 16, 2013, and all of the outstanding term loans under the Growth Capital Loan and Security Agreement dated June 22, 2012 with TriplePoint, as amended. Amounts repaid under the prior term loans cannot be reborrowed and upon repayment, all obligations under the prior term loans have terminated. In connection with the Refinancing, the Company recognized a loss on the early extinguishment of previously outstanding debt of $1,833,000. The loss, which has been charged to interest expense in the statement of operations, is composed of $1,342,000 of non-cash interest expense related to the write-off of unamortized loan discounts and debt issuance costs and $491,000 of cash interest expense related to unaccrued end of term interest payments due upon pre-payment of the loans.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The New SVB term loan bears interest at an annual rate of, at the Company’s option, (i) prime rate as reported in The Wall Street Journal plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on the average cash balances maintained with SVB or SVB’s affiliates for the preceding month. Interest is due and payable in arrears monthly for prime rate loans and at the end of an interest period for LIBOR rate loans. Principal is required to be repaid in 48 equal monthly installments. The New SVB term loan is subject to substantially the same affirmative and negative covenants and events of default as the Amended SVB Credit Agreement.

The Amended SVB Credit Agreement provides for a revolving line of credit of up to $15,000,000. As of December 31, 2013, the outstanding principal balance under the revolving line of credit is $10,778,000. The Amendment amends the interest rate of this revolving line of credit to an annual rate of, at the Company’s option, (i) prime rate as reported in The Wall Street Journal plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on the average cash balances maintained with SVB or SVB’s affiliates for the preceding month.

The Company has pledged all of its assets, excluding intellectual property, as collateral to secure its obligations under the Amended SVB Credit Agreement. The Amended SVB Credit Agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The Amended SVB Credit Agreement also contains customary affirmative covenants, which were amended by the Amendment in December 2013, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $10,000,000 or three times the Company’s quarterly cash burn rate, as defined in the Amended SVB Credit Agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the Amendment. The Company was in compliance with all covenants under its credit agreement with SVB as of December 31, 2013.

TriplePoint Capital Credit Facility

In June 2012, the Company entered into a growth capital loan and security agreement and an equipment loan and security agreement with TriplePoint. Under the growth capital loan and security agreement, the Company borrowed $6,000,000 in term loans in June 2012 (“growth capital loan part I”), equal to the full lending commitment available at the time. The growth capital loan part I is required to be repaid in 33 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 8.5% after an interest-only period of three months. In addition, a final terminal payment is due at maturity equal to 4.0% of the original loan principal. The growth capital loan part I was repaid in full on December 31, 2013 in connection with the Refinancing.

Under the equipment loan and security agreement, the Company borrowed $9,691,000 in term loans in August 2012 from the $10,000,000 lending commitment available at the time. The equipment term loans are required to be repaid in 36 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 5.75%. In addition, a final terminal payment is due at maturity equal to 10% of the original loan principal. The equipment term loans remain outstanding and were not impacted by the Refinancing. At December 31, 2013, the outstanding principal balance of the TriplePoint equipment term loan was $5,032,000.

Under the growth capital loan and security agreement, the Company was permitted to borrow an additional $4,000,000 on or before June 21, 2013 upon the submission of a Form S-1 registration statement to the SEC contemplating an IPO of the Company’s common stock with expected total net proceeds of at least $50,000,000. On June 21, 2013, the Company achieved the milestone necessary to access the additional $4,000,000 available under the original terms of the growth capital loan and security agreement and borrowed $4,000,000 (“growth capital loan part II”). The growth capital loan part II is required to be repaid in 33 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 8.5% after an interest-only period of 3 months, which accrues at a fixed rate of 9.0%. In addition, a final terminal payment is due at maturity equal to 4.0% of the original loan principal. This growth capital loan part II was repaid in full on December 31, 2013 in connection with the Refinancing.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

In connection with the growth capital loan part II, the Company issued to TriplePoint a warrant to purchase 33,192 shares of Series D preferred stock with the exercise price set at the lower of: (i) $6.03 per share or (ii) the lowest price per share in the next round of equity financing. As the Series D preferred stock warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $265,000 being recorded. As a result of the variable exercise price feature, the Series D preferred stock warrants were recorded at fair value and classified as liabilities at issuance, with changes in fair value recognized in other income and expense for the period the warrants remained classified as liabilities. The fair value of the Series D preferred stock warrants was reclassified to stockholders’ equity on September 26, 2013, the date of the effectiveness of the Registration Statement and the filing of its Certificate of Incorporation in Delaware, when the Series D preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively. The fair value of the Series D preferred stock warrants was measured at issuance using the Black-Scholes-Merton option pricing model with the following assumptions: (i) expected volatility of 55%, (ii) expected life of 7.0 years, (iii) risk free interest rate of 1.9%, (iv) dividend yield of 0.00%, and (v) fair value of Series D preferred stock of $11.41 per share.

In August 2013, the Company amended the growth capital loan and security agreement with TriplePoint to provide an additional $5,000,000 term loan (“growth capital loan part III”). In September 2013, the Company entered into a second amendment to the growth capital loan facility to adjust the repayment terms such that the term loan is required to be paid over 36 months as follows: 36 months of interest-only payments at a fixed annual rate of 11.0% and the loan principal at maturity. In addition, a final payment of 2.75% of the original principal amount is due at maturity, which is August 13, 2016, or upon prepayment of this loan. On August 19, 2013, the Company borrowed the full $5,000,000 available under this term loan. This growth capital loan part III was repaid in full on December 31, 2013 in connection with the Refinancing.

In connection with growth capital loan part III, the Company issued to TriplePoint a warrant to purchase 51,614 shares of Series E preferred stock at an exercise price set at the lower of: (i) $9.69 per share or (ii) the lowest price per share in the next round of equity financing. As the Series E preferred stock warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $495,000 being recorded. As a result of the variable exercise price feature, the Series E preferred stock warrants were recorded at fair value and classified as liabilities at issuance, with changes in fair value recognized in other income and expense for the period the warrants remained classified as liabilities. The fair value of the Series E preferred stock warrants was reclassified to stockholders’ equity on September 26, 2013, the date of the effectiveness of the Registration Statement and the filing of its Certificate of Incorporation in Delaware, when the Series E preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively. The fair value of the Series E preferred stock warrants was measured at issuance using the Black-Scholes-Merton option pricing model with the following assumptions: (i) expected volatility of 60%, (ii) expected life of 10.0 years, (iii) risk free interest rate of 2.7%, (iv) dividend yield of 0.00%, and (v) fair value of Series E preferred stock of $12.86 per share.

The TriplePoint equipment loan and security agreement contain customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The TriplePoint equipment loan and security agreement also contain customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. The Company was in compliance with all covenants under its credit agreements with TriplePoint as of December 31, 2013.

Other Debt

In April 2012, the Company borrowed $1,500,000 to finance the purchase of software. The loan is required to be repaid in three equal installments of $500,000 due in April 2012, January 2013 and January 2014.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company’s outstanding balances under its debt agreements as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
SVB loan and security agreement	$29,111	$6,000
TriplePoint growth capital loan agreement	—	5,348
TriplePoint equipment loan agreement	5,032	8,151
Other	500	1,000
	34,643	20,499
Loan discounts	(416)	(435)
Net carrying value of debt	$34,227	$20,064

As of December 31, 2013, future principal payments are scheduled as follows (in thousands):

December 31, 2013
Year ending December 31:
2014	$9,910
2015	16,920
2016	3,750
2017	3,750
2018	313
$34,643

Note 5. Commitments and Contingencies

Leases

The Company leases facilities for office space under noncancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. As of December 31, 2013, noncancelable leases expire on various dates between 2014 and 2017 and require the following future minimum lease payments by year (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2014	$388	$2,724
2015	258	2,563
2016	—	1,311
2017	—	435
Total future minimum lease payments	646	$7,033
Less: amount representing interest	(52)
Total capital lease obligation	594
Less: Current portion of capital lease obligation	(347)
Capital lease obligation	$247

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Property and equipment recorded under capital leases consisted of the following (in thousands):

	December 31,
	2013	2012
Total assets acquired under capital lease	$2,317	$2,317
Less: accumulated amortization	(1,693)	(1,029)
Leased property and equipment, net	$624	$1,288

Leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes rent expense on a straight-line basis for all operating lease arrangements with the difference between required lease payments and rent expense recorded as deferred rent. Total rent expense was $1,324,000, $1,261,000, and $533,000 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

Sales Tax Liability

During 2010 and 2011, the Company increased its sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in the state. Prior to 2012, the Company did not collect sales taxes from customers on sales in all states. In the second quarter of 2012, the Company commenced collecting and remitting sales taxes on sales in all states, therefore the loss contingency is applicable to sales and marketing activities in 2010, 2011 and the three months ended March 31, 2012. As of December 31, 2013 and 2012, the Company recorded a long-term sales tax liability of $3,988,000, and $3,877,000, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

A current sales tax liability for non-contingent amounts expected to be remitted in the next 12 months of $3,451,000 and $3,574,000 is included in accrued liabilities as of December 31, 2013 and 2012, respectively.

Legal Matters

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred.  As of December 31, 2013, the Company did not have any accrued liabilities recorded for such loss contingencies.  At December 31, 2012, the Company recorded accrued liabilities of $1,075,000, respectively, for the probable and estimable amount of all loss contingencies related to legal matters.

In June 2011, j2 Global, Inc. (“j2”), and Advanced Messaging Technologies, Inc. (“Advanced Messaging”), filed a joint complaint against the Company in the U.S. District Court for the Central District of California, Case No. 2:11-cv-04686-DDP-AJW, alleging infringement of U.S. Patent Nos. 6,208,638, 6,350,066, and 7,020,132, and seeking a permanent injunction, damages, and attorneys’ fees should judgment be found against the Company. On March 4, 2013, Advanced Messaging filed a second complaint against the Company in the U.S. District Court for the Central District of California, Case No. 2:13-CV-01526, alleging infringement of U.S. Patent No. 7,975,368. On April 26, 2013, the Company entered into a license and settlement agreement with j2 and one of its affiliates to settle the matters. Under the terms of the settlement, the parties granted each other certain patent cross-licenses for over 10 years and the parties have dismissed all claims in these matters with prejudice.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

On December 21, 2012, CallWave Communications, LLC (“CallWave”), which the Company believes is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, CallWave Communications, LLC v. RingCentral, Inc., Case No. 1:12-cv-01748-RGA alleging patent infringement by the Company and AT&T, a reseller of the Company’s products and services. CallWave has asserted similar claims against other companies, including Google Inc., AT&T Inc., AT&T Mobility LLC, Sprint Nextel Corp., T-Mobile US, Inc., Verizon Communications, Inc., Research in Motion Limited and Telovations, Inc. Since then, CallWave amended its complaint twice such that they asserted U.S. Patents Nos. 7,397,910 (the ‘910 patent), 7,555,110 (the ‘110 patent), 7,822,188 (the ‘188 patent), 8,325,901 (the ‘901 patent), 7,636,428 (the ‘428 patent), 8,351,591 (the ‘591 patent), 8,064,588 (the ‘588 patent), and 7,839,987 (the ‘987 patent) against the Company’s products and services and AT&T’s Office@Hand products and services, seeking damages but no injunction. On April 1, 2013, the Company filed an Answer and Counterclaims denying all claims by CallWave in its first amended complaint. On June 3, 2013, the Company filed an Answer and Counterclaims denying all claims by CallWave in its second amended complaint. In September 2013, the Company entered into a license and settlement agreement with CallWave to settle the matter. Under the terms of the settlement, CallWave granted the Company a non-exclusive license and agreed to dismiss all claims in these matters with prejudice, including any claims for which the Company was required to indemnify and defend AT&T. As part of the settlement, the Company agreed to pay CallWave cash consideration which it recognized as general and administrative expense during the second quarter as it determined the payment to be a cost to settle a loss contingency, and the amount was probable and estimable.  During the third quarter of 2013, the Company paid substantially all of the cash consideration due under the settlement agreement.

On September 6, 2013, the Company received a letter from Capital Legal Group, LLC on behalf of Cronos Technologies LLC, which the Company believes is a non-practicing entity, asserting that the Company should consider engaging in licensing discussions regarding U.S. Patent No. 5,664,110 (the “Cronos patent”). In October 2013, the Company obtained non-exclusive rights to the Cronos patent through August 19, 2016. No complaint or other action has been filed, no specific demand for a license has been made, and the letter does not allege any infringement by the Company of the referenced patent.

Employee Agreements

The Company has signed various employment agreements with executives and key employees pursuant to which if the Company terminates their employment without cause or if the employee does so for good reason following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and continued COBRA coverage. As of December 31, 2013, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.

Note 6. Stockolders’ Equity

Change in Capital Structure

In connection with the IPO, the Company reincorporated in Delaware on September 26, 2013. The Delaware Certificate of Incorporation provides for two classes of common stock upon the effectiveness of the Company’s initial public offering (“IPO”): Class A and Class B common stock, both with a par value of $0.0001 per share. In addition, the certificate of incorporation authorizes shares of undesignated preferred stock with a par value of $0.0001 per share, the rights, preferences, and privileges of which may be designated from time to time by the Board of Directors.

Upon effectiveness of the Company’s registration statement on Form S-1 (the “Registration Statement”) and the filing of the Certificate of Incorporation in Delaware on September 26, 2013, all shares of the Company’s outstanding convertible preferred stock automatically converted into 30,368,527 shares of Class B common stock, and all shares of the Company’s outstanding common stock automatically converted into 23,316,877 shares of Class B common stock, resulting in 53,685,404 total shares of Class B common stock outstanding at September 26, 2013.

On October 2, 2013, the Company closed its IPO and sold 8,545,000 shares of Class A common stock, including the underwriters’ overallotment option of 1,125,000 shares of Class A common stock and an additional 80,000 shares of Class A common stock were sold by selling stockholders, all at a price of $13.00 per share to the public on the New York Stock Exchange (“NYSE”). Class B common stock is not registered with the SEC and not listed on the NYSE. As of December 31, 2013, there were 9,200,774 shares of Class A common stock and 53,043,295 shares of Class B common stock outstanding.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Preferred Stock

The Board of Directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B common stock. As of December 31, 2013, there were no shares of preferred stock authorized, issued or outstanding.

Convertible Preferred Stock

Convertible preferred stock authorized,  issued and outstanding as of December 31, 2012 (in thousands) follows:

	Shares authorized	Shares issued and outstanding	Net proceeds	Aggregate liquidation preference
Series A	16,847	16,847	$12,064	$12,164
Series B	5,729	5,657	11,790	11,868
Series C	3,289	3,031	9,870	10,000
Series D	2,300	1,737	10,385	10,464
Series E	4,129	3,097	29,911	30,000
	32,294	30,369	$74,020	$74,496

On September 26, 2013, all outstanding shares of convertible preferred stock converted in the aggregate into 30,368,527 shares of Class B common stock.

Class A and Class B Common Stock

The Company has authorized 1,000,000,000 and 250,000,000 shares of Class A common stock and Class B common stock for issuance.  Holders of our Class A common stock and Class B common stock have identical rights for matters submitted to a vote of our stockholders.  Holders of Class A common stock are entitled to  one vote per share of Class A common stock and holders of Class B common stock are entitled to 10 votes per share of Class B common stock. Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters (including the election of directors) except for specific circumstances that would adversely affect the powers, preferences or rights of a particular class of common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of Class A and Class B common stock share equally, identically and ratably, on a per share basis, with respect to any dividend or distribution of cash, property or shares of the Company’s capital stock. Holders of Class A and Class B common stock also share equally, identically and ratably in all assets remaining after the payment of any liabilities and liquidation preferences and any accrued or declared but unpaid dividends, if any, with respect to any outstanding preferred stock at the time. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically to Class A common stock upon: (i) the date specified by an affirmative vote or written consent of holders of at least 67% of the outstanding shares of Class B common stock, or (ii) the seven year anniversary of the closing date of the IPO (October 2, 2020).

Shares of Class A common stock reserved for future issuance were as follows (in thousands):

December 31, 2013
Preferred stock	100,000
Class B common stock	53,043
Common stock warrants	502
2013 Employee stock purchase plan	1,250
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	11,224
Available for future grants	6,014
172,033

As of December 31, 2013 and 2012, there were 37,075 and 100,193 shares of common stock outstanding related to the early exercise of nonvested options subject to repurchase by the Company upon termination of service by an employee.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Warrants

The Company has issued common stock warrants to consultants for services and preferred stock warrants to lenders in connection with its debt agreements. Upon effectiveness of the Company’s Registration Statement and the filing of its Certificate of Incorporation in Delaware on September 26, 2013, all outstanding preferred stock warrants automatically converted to Class B common stock warrants.  As of December 31, 2013, outstanding warrants to purchase shares of Class B common stock were as follows(number of warrant shares in thousands):

Class of shares	Number of Warrant Shares Outstanding and Exercisable	Weighted- Average Exercise price Per Share	Weighted- Average Contractual Term (in Years)
Common stock	502	$5.05	5.9

In connection with amendments to its loan agreements with SVB and TriplePoint in August 2013, the Company issued SVB a warrant to purchase 90,324 shares of Series E preferred stock (the “2013 SVB Series E warrants”) and issued TriplePoint a warrant to purchase 51,614 shares of Series E preferred stock (the “2013 TriplePoint Series E warrants”).  As the 2013 SVB Series E warrants were issued in connection with a loan and had a fixed exercise price of $9.68 per share, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $866,000 being recorded, with a corresponding increase to additional paid in capital as part of stockholders’ equity.  See Note 4 for assumptions used in Black-Scholes-Merton option pricing model to fair value the 2013 SVB Series E warrants at issuance.

The 2013 TriplePoint Series E warrants were issued with an exercise price equal to the lower of: (i) $9.68 or (ii) lowest price per share in the next round of equity financing. As the 2013 TriplePoint Series E warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $495,000 being recorded.  As a result of the exercise price adjustment feature, the 2013 TriplePoint Series E warrants were not indexed to the Company’s stock and were classified as liabilities on the date of issuance. The exercise price adjustment feature for the 2013TriplePoint Series E warrants expired upon the effectiveness of the Registration Statement and the filing of the Company’s Certificate of Incorporation in Delaware (September 26, 2013). Upon the expiration of the exercise price adjustment feature, the 2013TriplePoint Series E warrants became indexed to the Company’s stock and were reclassified as stockholders’ equity. The 2013 TriplePoint Series E warrants were recorded at fair value for the period the warrants were classified as liabilities with changes in fair value recognized in other income and expense. The fair value of the 2013 TriplePoint Series E warrants was reclassified to stockholders’ equity on September 26, 2013 when the Series E preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively. The fair value of the 2013 TriplePoint Series E warrants was measured during the period outstanding through the reclassification date using the Black-Scholes-Merton option pricing model with the following assumptions:

Expected volatility	58%-60%
Expected life in years	9.9-10.0
Risk free interest rate	2.64%-2.71%
Dividend yield	0.00%

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

In connection with the $4,000,000 growth capital part II loan draw from TriplePoint in June 2013, the Company issued TriplePoint a warrant to purchase 33,192 shares of Series D preferred stock with the exercise price set at the lower of: (i) $6.03 per share or (ii) the lowest price per share in the next round of equity financing (the “2013 TriplePoint Series D warrants”).  As the 2013 TriplePoint Series D warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $265,000 being recorded.  As a result of the exercise price adjustment feature, the 2013 TriplePoint Series D warrants were not indexed to the Company’s stock and were classified as liabilities on the date of issuance. The exercise price adjustment feature for the 2013TriplePoint Series D warrants expired upon the effectiveness of the Registration Statement and the filing of the Company’s Certificate of Incorporation in Delaware (September 26, 2013). Upon the expiration of the exercise price adjustment feature, the 2013TriplePoint Series D warrants became indexed to the Company’s stock and were reclassified as stockholders’ equity. The 2013TriplePoint Series D warrants were recorded at fair value for the period the warrants were classified as liabilities with changes in fair value recognized in other income and expense. The fair value of the 2013TriplePoint Series D warrants was reclassified to stockholders’ equity on September 26, 2013 when the Series D preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively. The fair value of the 2013TriplePoint Series D warrants was measured during the period outstanding through the reclassification date using the Black-Scholes-Merton option pricing model with the following assumptions:    :

Expected volatility	55%-58%
Expected life in years	6.8-7.0
Risk free interest rate	1.91%-2.64%
Dividend yield	0.00%

In connection with the execution of the TriplePoint credit facility and the growth capital part I and equipment loan draws, warrants to purchase 106,975 shares of Series D preferred stock were issued to TriplePoint in June and August 2012 (the “2012 Series D warrants”), with an exercise price equal to the lower of:  (i) $6.03 or (ii) lowest price per share in the next round of equity financing. As a result of the exercise price adjustment feature, the 2012 Series D warrants were not indexed to the Company’s stock and were classified as liabilities on the date of issuance. The exercise price adjustment feature for the 2012 Series D warrants expired with the issuance of Series E preferred stock in November 2012. Upon the expiration of the exercise price adjustment feature, the 2012 Series D warrants became indexed to the Company’s stock and were reclassified as stockholders’ equity. The 2012 Series D warrants were recorded at fair value for the period the warrants were classified as liabilities with changes in fair value recognized in other income and expense. The fair value of the 2012 Series D warrants was measured during the period outstanding through the reclassification date using the Black-Scholes-Merton option pricing model with the following assumptions:

Expected volatility	56%-65%
Expected life in years	6.5-7.0
Risk free interest rate	1.06%-1.15%
Dividend yield	0.00%

Note 7. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s consolidated statements of operations follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of services revenues	$539	$235	$141
Research and development	1,495	837	260
Sales and marketing	1,313	651	297
General and administrative	4,193	1,379	490
Total share-based compensation expense	$7,540	$3,102	$1,188

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

A summary of share-based compensation expense by award type follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Options	$7,069	$3,102	$1,188
Employee stock purchase plan rights	453	—	—
Restricted stock units	18	—	—
Total share-based compensation expense	$7,540	$3,102	$1,188

Equity Incentive Plans

In September 2013, the Board adopted and the Company’s stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan became effective on September 26, 2013. In connection with the adoption of the 2013 Plan, the Company terminated the 2010 Equity Incentive Plan (the “2010 Plan”), under which stock options had been granted prior to September 26, 2013. The 2010 Plan was established in September 2010, when the 2003 Equity Incentive Plan (the “2003 Plan”) was terminated. After the termination of the 2003 and 2010 Plans, no additional options were granted under these plans; however options previously granted will continue to be governed by these plans, and will be exercisable into shares of Class B common stock. In addition, options authorized to be granted under the 2003 and 2010 Plans, including forfeitures of previously granted awards are authorized for grant under the 2013 Plan. A total of 6,200,000 shares of Class A common stock have been reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A common stock; (ii) 5.0% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine.

The plans permit the grant of stock options and other share-based awards, such as restricted stock units to employees, officers, directors and consultants by the Company’s board of directors. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s common stock as determined by the Company’s board of directors at the date of grant. Option awards generally vest according to a graded vesting schedule based on four years of continuous service and generally have a 10-year contractual term. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the option agreement) and early exercise of the option prior to vesting (subject to the Company’s repurchase right). As of December 31, 2013 a total of 6,014,000 shares remain available for grant under the 2013 Plan.

A summary of option activity under all of the plans at December 31, 2013 and changes during the periods then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	5,621	$1.14	7.8	$8,917
Granted	4,369	4.91
Exercised	(484)	1.15
Canceled/Forfeited	(897)	2.18
Outstanding at December 31, 2012	8,609	2.89	7.2	$40,705
Granted	3,856	$11.54
Exercised	(607)	1.47
Canceled/Forfeited	(702)	4.31
Outstanding at December 31, 2013	11,156	$5.87	7.7	$139,484
Vested and expected to vest as of December 31, 2013	10,346	$5.56	7.6	$132,578
Exercisable as of December 31, 2013	5,023	$2.37	6.1	$80,378

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Year Ended December 31,
	2013	2012	2011
Weighted average grant date fair value per share	$6.19	$3.07	$1.18
Total intrinsic value of options exercised	$10,261	$3,134	$2,035

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Early Exercises of Nonvested Options

The Company’s option agreements with certain employees permit the early exercise of nonvested stock options. The Company has the right to repurchase issued but nonvested shares of common stock at the original exercise price following the termination of service. The shares are released from the repurchase right according to the vesting schedule specified in the option agreement. The Company treats the proceeds from early exercise as a deposit of the exercise price and records the cash received initially as a liability that is reclassified to stockholders’ equity as the shares vest. A summary of the status of the Company’s nonvested shares as of December 31, 2013 and 2012, and changes during the periods then ended is presented below (in thousands):

	Number of Shares	Nonvested Common Stock Liability
Nonvested as of December 31, 2011	58	$64
Early exercises	100	200
Vested	(58)	(60)
Nonvested as of December 31, 2012	100	204
Early exercises	—	—
Vested	(63)	(117)
Nonvested as of December 31, 2013	37	$87

Valuation Assumptions

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest and dividend yield.

Fair Value of Common Stock

Given the absence of a public trading market prior to the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of common stock at each meeting at which awards were approved. These factors included, but were not limited to: (i) contemporaneous valuations of common stock performed by an unrelated valuation specialist; (ii) developments in the Company’s business and stage of development; (iii) the Company’s operational and financial performance and condition; (iv) issuances of preferred stock and the rights and preferences of preferred stock relative to common stock; (v) current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company; and (vi) the lack of marketability of common stock. For financial reporting purposes, the Company also considered contemporaneous valuations of common stock prepared for dates subsequent to the grant date. For certain option grants in 2012 and 2013 that occurred on an interim date between valuation dates, the fair value of common stock used in the option pricing model to measure share-based compensation for the period exceeded the exercise price.  Since the IPO, the Company used the daily closing stock price on the New York Stock Exchange on the date of grant as the fair value of the common stock.

Expected Term

The expected term represents the period that share-based awards are expected to be outstanding. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the expected term for options issued to employees was calculated as the mean of the option vesting period and the contractual term. The expected term for options issued to non-employees was the contractual term.

Expected Volatility

The expected stock price volatility of common stock was derived from the historical volatilities of a peer group of similar publicly traded companies over a period that approximates the expected term of the option.

Risk-Free Interest Rate

The risk-free interest rate was based on the yield available on U.S. Treasury zero-coupon issues with a term that approximates the expected term of the option.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Expected Dividends

The expected dividend yield was 0% as the Company has not paid, and does not expect to pay, cash dividends.

The weighted-average assumptions used in the option pricing models and the resulting grant date fair value of stock options granted  in the periods presented were as follows:

	Year Ended December 31,
	2013	2012	2011
Expected term for employees (in years)	6.1	6.1	6.2
Expected term for non-employees (in years)	10.0	10.0	10.0
Expected volatility	54%	61%	67%
Risk-free interest	1.68%	0.97%	2.08%
Expected dividends	—	—	—
Grant date fair value of employee options	$6.19	$3.07	$1.18

As of December 31, 2013 and 2012 there was approximately $22,439,000 and $9,587,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 3.0 years and 2.7 years, respectively.

Employee Stock Purchase Plan

In September 2013, the Board adopted, and the Company’s stockholder approved a 2013 Employee Stock Purchase Plan (ESPP). The ESPP became effective on September 26, 2013. A total of 1,250,000 shares of Class A common stock have been reserved for issuance under the ESPP. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors.

The ESPP allows eligible employees to purchase shares of the Class A common stock at a discount through payroll deductions of up to the lesser of 15% of their eligible compensation or $25,000 per calendar year, at not less than 90% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 3,000 shares during an offering period. The offering period generally starts on the first trading day on or after May 11th and November 11th of each year, except that the first offering period commenced on the first trading day following the effective date of the Company’s registration statement. At the end of the offering period, the purchase price is set at the lower of: (i) the fair value of the Company’s common stock at the beginning of the six month offering period, and (ii) the fair value of the Company’s common stock at the end of the six month offering period. At December 31, 2013, a total of 1,250,000 shares were available for issuance under the ESPP.

The assumptions used to value employee stock purchase plan rights under the Black-Scholes-Merton model during the twelve months ended December 31, 2013 were as follows:

Expected term (in months)	7
Risk-free interest rate	0.07%
Expected volatility	40%
Expected dividend rate	—%

As of December 31, 2013, there was approximately $728,000 of unrecognized share-based compensation expense related to outstanding employee stock purchase plan rights under the 2013 ESPP, which will be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 0.4 years.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units to employees. Restricted stock units issued under the 2013 Plan generally vest over four years. During the year ended December 31, 2013, we issued 68,100 restricted stock units of Class B common stock under the 2013 Plan with a weighted average grant date fair value of $17.22 per share.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

As of December 31, 2013, there was a total of $890,000  of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which  will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.8 years.

Note 8. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$28	$—
State	3	9	5
Foreign	(32)	111	10
Total current	(29)	148	15
Deferred:
Foreign	(16)	(56)	—
Total income tax expense	$(45)	$92	$15

Net loss before provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(41,778)	$(33,883)	$(13,292)
International	(4,365)	(1,415)	(596)
Total net loss before provision (benefit) for income taxes	$(46,143)	$(35,298)	$(13,888)

The provision (benefit) for income tax differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal tax benefit at statutory rate	$(15,687)	$(12,002)	$(4,722)
State tax, net of federal benefit	2	6	3
Share-based compensation	641	534	385
Other permanent differences	294	171	(141)
Foreign tax rate differential	(20)	(253)	(212)
Net operating losses not recognized	14,725	11,636	4,702
Total income tax provision (benefit)	$(45)	$92	$15

Undistributed earnings of foreign subsidiaries are immaterial for all periods presented.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss and credit carry-forwards	$35,904	$24,554
Research and development credits	2,353	895
Sales tax liability	1,418	1,385
Share-based compensation	2,247	—
Accrued liabilities	2,528	2,704
Gross deferred tax assets	44,450	29,538
Valuation allowance	(44,032)	(28,847)
Total deferred tax assets	418	691
Deferred tax liabilities—Property and equipment	(327)	(616)
Net deferred tax assets	$91	$75

At December 31, 2013, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $94,749,000 and $77,941,000, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carry-forwards will begin to expire in 2023 and 2014, respectively. The Company also has research credit carry-forwards for federal and California tax purposes of approximately $1,879,000 and $1,851,000, respectively, available to reduce future income subject to income taxes. The federal research credit carry-forwards will begin to expire in 2028 and the California research credits carry forward indefinitely. As of December 31, 2012, we had federal and state net operating loss carry-forwards of $61,914,000 and $60,410,000, respectively, and federal and state research and development tax credit carry-forwards in the amount of $490,000 and $1,020,000, respectively. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. In the event the Company had subsequent changes in ownership, net operating losses and research and development credit carry-overs, which are reserved by the full deferred tax asset valuation allowance, could be limited and may expire unutilized.

The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2013, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2013, 2012 and 2011 was an increase of $15,185,000, $12,336,000 and $5,351,000, respectively.

The Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2013 (in thousands):

Balance as of December 31, 2011	$230
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	133
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	12
Balance as of December 31, 2012	375
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	168
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	390
Balance as of December 31, 2013	$933

The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company files U.S. and foreign income tax returns with varying statutes of limitations. Due to the Company’s net carry-over of unused operating losses, all years from 2003 forward remain subject to future examination by tax authorities.

Note 9. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by giving effect to all potential shares of common stock, including the Company’s convertible preferred stock, outstanding stock options, outstanding warrants, stock related to the nonvested early exercised stock options and stock related to nonvested restricted stock awards to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.  The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(46,098)	$(35,390)	$(13,903)
Denominator:
Weighted-average common shares for basic and diluted net loss per share	33,155	22,353	21,678
Basic and diluted net loss per share	$(1.39)	$(1.58)	$(0.64)

Following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Year Ended December 31,
	2013	2012	2011
Shares of common stock issuable upon conversion of preferred stock	—	30,369	27,272
Shares of common stock issuable upon conversion of warrants	502	337	181
Shares of common stock subject to repurchase	37	100	58
Shares of common stock issuable under equity incentive plans outstanding	11,224	8,609	5,621
Potential common shares excluded from diluted net loss per share	11,763	39,415	33,132

Note 10. Geographic Concentrations

Revenues by geographic location are based on the billing address of the customer. More than 90% of the Company’s revenues are from the United States for fiscal years ended December 31, 2013, 2012 and 2011. No other individual country exceeded 10% of total revenues for fiscal years ended December 31, 2013, 2012 and 2011. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. At December 31, 2013 and 2012, more than 84% of the Company’s property and equipment is located in the United States. No other individual country exceeded 10% of total property and equipment at December 31, 2013 and 2012.

Note 11. 401(k) Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees.  The Company did not make any matching contributions to this plan in the periods presented.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 12. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the years ended December 31, 2013 and 2012 (in thousands except per share data):

	Quarter ended
	Dec 31, 2013	Sept 30, 2013	June 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012	June 30, 2012	Mar 31, 2012
Consolidated Statements of Operations Data:
Revenues	$45,342	$41,934	$37,704	$35,525	$33,125	$29,588	$27,005	$24,808
Gross profit	28,190	25,966	23,042	21,788	20,755	18,356	15,943	14,569
Operating loss	(10,355)	(8,151)	(13,119)	(9,408)	(6,341)	(9,038)	(8,725)	(9,723)
Net loss(1)	(13,365)	(8,852)	(13,619)	(10,262)	(7,083)	(9,568)	(9,010)	(9,729)
Net loss per share, basic and diluted	$(0.22)	$(0.36)	$(0.60)	$(0.45)	$(0.31)	$(0.43)	$(0.40)	$(0.44)

(1)

In the fourth quarter of 2013, in connection with a debt refinancing transaction, the Company recorded a loss on early extinguishment of debt, which was classified in interest expense.  Refer to Note 4 for additional details.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the Evaluation Date).

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

Based on management’s evaluation as of December 31, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement.

The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement.

We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. The Code of Conduct is available on our Web site at  www.ringcentral.com within the investor relations section. A copy may also be obtained without charge by contacting Investor Relations, RingCentral, Inc., 1400 Fashion Island Boulevard, 7th Floor, San Mateo, California 94044 or by calling (650) 472-4100.

We plan to post on our Web site at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information contained in the Proxy Statement.

The following chart sets forth certain information as of December 31, 2013, with respect to our equity compensation plans, specifically our 2003 Equity Incentive Plan, or the 2003 Plan, 2010 Equity Incentive Plan, or the 2010 Plan, 2013 Equity Incentive Plan, and our 2013 Employee Stock Purchase Plan, or the ESPP. Each of the 2003 Plan, the 2010 Plan, 2013 Plan and the ESPP has been approved by our stockholders.

Equity Compensation Plan Information

(in 000s, except per share data)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	11,223,843	$5.87	7,263,523
Equity compensation plans not approved by security holders	502,097	$5.05	—

Total	11,725,940	$5.83	7,263,523

(1)

Includes shares reserved for issuance under the 2013 Plan. The number of shares reserved for issuance under the 2013 Plan automatically increases on January 1st of each year by the lesser of (i) 6,200,000 shares, or (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year.  In addition, the number of shares reserved for issuance under the 2013 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 2010 Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 2010 Plan. Also includes shares reserved for issuance under the ESPP. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 1,250,000 shares, or (ii) one percent (1%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement.

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

4.1

Fourth Amended Investor Rights Agreement, dated November 23, 2012, by and among the Company and the investors listed on Exhibit A thereto (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.1+

2003 Equity Incentive Plan, as amended, and forms of stock option agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.2+

2010 Equity Incentive Plan, as amended, and forms of stock option agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.3+

2013 Equity Incentive Plan and forms of stock option agreements thereunder (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.4+

Offer Letter by and between the Company and Kira Makagon, dated July 30, 2012 (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.5+

Offer Letter by and between the Company and Praful Shah, dated March 31, 2008 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.6+

Revised Employment Offer Letter by and between the Company and John Marlow, dated September 13, 2013 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.7+

Offer Letter by and between the Company and David Berman, dated June 10, 2013 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.8+

Offer Letter by and between the Company and Clyde Hosein, dated August 7, 2013 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.9+	2013 Bonus Plan.

10.10

Office Lease, dated April 1, 2011, by and between the Company and 1400 Fashion Island LLC (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.11

First Amendment to Lease, dated August 28, 2011, by and between the Company and 1400 Fashion Island LLC (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.12

Second Amendment to Lease, dated November 1, 2012, by and between the Company and 1400 Fashion Island LLC (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.13

Second Amended and Restated Loan and Security Agreement, dated August 14, 2013, by and between the Company and Silicon Valley Bank (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.13A

Second Amendment to Second Amended and Restated Loan and Security Agreement, dated December 31, 2013, by and between the Company and Silicon Valley Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form  8-K, filed on January 6, 2014, and incorporated herein by reference).

Exhibit Number	Description
10.14

Plain English Equipment Loan and Security Agreement, dated June 22, 2012, by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.14A

First Amendment to Plain English Equipment Loan and Security Agreement, dated August 14, 2013 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC (filed as Exhibit 10.17A to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.14B

Second Amendment to Plain English Equipment Loan and Security Agreement, dated September 23, 2014 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC.

10.14C

Third Amendment to Plain English Equipment Loan and Security Agreement, dated December 31, 2013 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC.

10.14D

Fourth Amendment to Plain English Equipment Loan and Security Agreement, dated January 24, 2014 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC.

10.15+	2013 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.16+

Employment Letter by and between the Company and Vladimir Shmunis, dated September 13, 2013 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Indicates a management or compensatory plan

(b)	Financial Statements. Our consolidated financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K.
(c)

Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 25th day of February, 2014.

RINGCENTRAL, INC.

/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Clyde Hosein
Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vladimir Shmunis and Clyde Hosein, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 25, 2014
Vladimir Shmunis	(Principal Executive Officer)

/s/ Clyde Hosein	Chief Financial Officer	February 25, 2014
Clyde Hosein	(Principal Financial and Accounting Officer)

/s/ Douglas Leone	Director	February 25, 2014
Douglas Leone

/s/ Robert Theis	Director	February 25, 2014
Robert Theis

/s/ David Weiden	Director	February 25, 2014
David Weiden

/s/ Neil Williams	Director	February 25, 2014
Neil Williams

/s/ Bobby Yerramilli-Rao	Director	February 25, 2014
Bobby Yerramilli-Rao

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

4.1

Fourth Amended Investor Rights Agreement, dated November 23, 2012, by and among the Company and the investors listed on Exhibit A thereto (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.1+

2003 Equity Incentive Plan, as amended, and forms of stock option agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.2+

2010 Equity Incentive Plan, as amended, and forms of stock option agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.3+

2013 Equity Incentive Plan and forms of stock option agreements thereunder (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.4+

Offer Letter by and between the Company and Kira Makagon, dated July 30, 2012 (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.5+

Offer Letter by and between the Company and Praful Shah, dated March 31, 2008 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.6+

Revised Employment Offer Letter by and between the Company and John Marlow, dated September 13, 2013 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.7+

Offer Letter by and between the Company and David Berman, dated June 10, 2013 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.8+

Offer Letter by and between the Company and Clyde Hosein, dated August 7, 2013 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.9+	2013 Bonus Plan.

10.10

Office Lease, dated April 1, 2011, by and between the Company and 1400 Fashion Island LLC (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.11

First Amendment to Lease, dated August 28, 2011, by and between the Company and 1400 Fashion Island LLC (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.12

Second Amendment to Lease, dated November 1, 2012, by and between the Company and 1400 Fashion Island LLC (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.13

Second Amended and Restated Loan and Security Agreement, dated August 14, 2013, by and between the Company and Silicon Valley Bank (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.13A

Second Amendment to Second Amended and Restated Loan and Security Agreement, dated December 31, 2013, by and between the Company and Silicon Valley Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2014, and incorporated herein by reference).

10.14

Plain English Equipment Loan and Security Agreement, dated June 22, 2012, by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.14A

First Amendment to Plain English Equipment Loan and Security Agreement, dated August 14, 2013 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC (filed as Exhibit 10.17A to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

Exhibit Number	Description

10.14B

Second Amendment to Plain English Equipment Loan and Security Agreement, dated September 23, 2014 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC.

10.14C

Third Amendment to Plain English Equipment Loan and Security Agreement, dated December 31, 2013 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC.

10.14D

Fourth Amendment to Plain English Equipment Loan and Security Agreement, dated January 24, 2014 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC.

10.15+	2013 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

10.16+

Employment Letter by and between the Company and Vladimir Shmunis, dated September 13, 2013 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, file no. 333-190815, and incorporated herein by reference).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.