Form 10-Q
period 2014-03-31
RingCentral Inc
filed 2014-05-02
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

As of April 28, 2014, there were 28,311,061 shares of Class A Common Stock issued and outstanding and 38,675,124 shares of Class B Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

—	our future financial performance;
—	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
—	anticipated trends, developments and challenges in our business and in the markets in which we operate;
—	our ability to anticipate and adapt to future changes in our industry;
—	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;
—	maintaining and expanding our customer base
—	maintaining, expanding and responding to changes in our relationships with other companies;
—	the impact of competition in our industry and innovation by our competitors;
—	our ability to sell our products;
—	our ability to expand our business to larger customers and internationally;
—	the impact of seasonality on our business;
—	the impact of any failure of our solutions or solution innovations;
—	our reliance on our third-party service providers;
—	the potential effect on our business of litigation to which we may become a party;
—	our liquidity and working capital requirements;
—	the estimates and estimate methodologies used in preparing our consolidated financial statements; and
—	the political environment and stability in the regions in which we or our subcontractors operate

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$166,826	$116,378
Accounts receivable, net	3,873	3,045
Inventory	2,301	2,111
Prepaid expenses and other current assets	6,775	5,214
Total current assets	179,775	126,748
Property and equipment, net	19,164	16,660
Other assets	1,860	1,777
Total assets	$200,799	$145,185
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,706	$4,414
Accrued liabilities	29,826	20,559
Current portion of capital lease obligation	356	347
Current portion of long-term debt	9,714	9,871
Deferred revenue	18,315	16,552
Total current liabilities	60,917	51,743
Long-term debt	22,257	24,356
Sales tax liability	3,952	3,988
Capital lease obligation	125	247
Other long-term liabilities	1,786	1,336
Total liabilities	89,037	81,670

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock	7	6
Additional paid-in capital	254,824	193,574
Accumulated other comprehensive loss	(410)	(310)
Accumulated deficit	(142,659)	(129,755)
Total stockholders' equity	111,762	63,515
Total liabilities and stockholders' equity	$200,799	$145,185

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Services	$43,850	$32,273
Product	4,412	3,252
Total revenues	48,262	35,525
Cost of revenues:
Services	13,714	10,709
Product	4,189	3,028
Total cost of revenues	17,903	13,737
Gross profit	30,359	21,788
Operating expenses:
Research and development	9,673	7,504
Sales and marketing	23,957	17,142
General and administrative	8,967	6,550
Total operating expenses	42,597	31,196
Loss from operations	(12,238)	(9,408)
Other income (expense), net:
Interest expense	(601)	(639)
Other income (expense), net	(37)	(203)
Other income (expense), net	(638)	(842)
Loss before provision for income taxes	(12,876)	(10,250)
Provision for income taxes	28	12
Net loss	$(12,904)	$(10,262)
Net loss per common share:
Basic and diluted	$(0.20)	$(0.45)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	63,800	22,631

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(12,904)	$(10,262)
Other comprehensive loss:
Foreign currency translation adjustments, net	(100)	209
Comprehensive loss	$(13,004)	$(10,053)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,904)	$(10,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,119	2,156
Share-based compensation	3,177	1,114
Noncash interest expense related to debt	73	82
Loss on disposal of assets	4	—
Changes in assets and liabilities:
Accounts receivable	(828)	(797)
Inventory	(190)	(274)
Prepaid expenses and other current assets	(1,561)	(2,965)
Other assets	(187)	160
Accounts payable	(1,353)	(1,695)
Accrued liabilities	7,009	1,413
Deferred revenue	1,763	1,073
Other liabilities	415	502
Net cash used in operating activities	(2,463)	(9,493)
Cash flows from investing activities:
Purchases of property and equipment	(3,509)	(3,934)
Restricted investments	—	(130)
Net cash used in investing activities	(3,509)	(4,064)
Cash flows from financing activities:
Net proceeds from secondary offering of common stock	57,167	—
Repayment of debt	(2,330)	(2,013)
Repayment of capital lease obligations	(113)	(101)
Payment of offering costs	(246)	(68)
Proceeds from exercise of stock options and common stock warrants	1,943	197
Net cash provided by (used in) financing activities	56,421	(1,985)
Effect of exchange rate changes on cash and cash equivalents	(1)	(2)
Net increase (decrease) in cash and cash equivalents	50,448	(15,544)
Cash and cash equivalents:
Beginning of period	116,378	37,864
End of period	$166,826	$22,320
Supplemental disclosure of cash flow data:
Cash paid for interest	$299	$357
Cash paid for income taxes	18	20
Noncash financing activities:
Change in liability for unvested exercised options	$19	$55
Accrued liability for deferred offering costs	1,123	101
Equipment purchased and unpaid at period end	1,867	701

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

RingCentral, Inc. (the “Company”) is a provider of software-as-a-service (“SaaS”) solutions for business communications. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013. The Company’s condensed consolidated balance sheets have been prepared to reflect the reincorporation in Delaware for all periods presented. The Company is headquartered in San Mateo, California.

Public Offerings

On October 2, 2013, the Company completed an initial public offering (“IPO”) and sold 8,625,000 shares of Class A common stock to the public, including the underwriters’ overallotment option of 1,125,000 shares of Class A common stock and 80,000 shares of Class A common stock sold by selling stockholders, at a price of $13.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190815) (the “Initial Registration Statement”). The Company received aggregate proceeds of $103,309,000 from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $4,032,000.

On March 11, 2014, the Company closed its secondary offering and sold 7,991,551 shares of Class A common stock to the public, including 791,551 of the underwriters’ overallotment option and 5,200,000 shares of Class A common stock sold by selling stockholders, at a price of $21.50 per share. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194132) (the “Secondary Registration Statement”). The Company received aggregate proceeds of $57,167,000 from the secondary offering, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $1,055,000.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2014. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013 included in the Company’s fiscal 2013 Annual Report on Form 10-K. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013.

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carry-forwards that would be utilized, rather than only against carry-forwards that are created by the UTBs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The ASU should be applied prospectively to all UTBs that exist at the effective date. Retrospective application is permitted. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Note 2. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Cash	$37,808	$34,561
Money market funds	129,018	81,817
Total cash and cash equivalents	$166,826	$116,378

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Accounts receivable	$2,532	$2,192
Unbilled accounts receivable	1,461	992
Allowance for doubtful accounts	(120)	(139)
Accounts receivable, net	$3,873	$3,045

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Computer hardware and software	$33,911	$30,449
Internal-use software development costs	4,823	4,636
Furniture and fixtures	1,187	1,127
Leasehold improvements	1,569	859
Property and equipment, gross	41,490	37,071
Less: accumulated depreciation	(22,326)	(20,411)
Property and equipment, net	$19,164	$16,660

Accrued liabilities consisted of (in thousands):

	March 31,	December 31,
	2014	2013
Accrued compensation and benefits	$7,230	$5,660
Accrued sales, use and telecom related taxes	4,643	3,967
Accrued expenses	17,172	10,168
Other	781	764
Total accrued liabilities	$29,826	$20,559

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	Balance at
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$129,018	$72,724	$56,194	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

	Balance at
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$81,817	$72,717	$9,000	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

The Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, are carried at cost which approximates fair value due to the relatively short maturity of those instruments. Based on borrowing rates available to the Company for loans with similar terms and considering our credit risks, the carrying value of debt approximates fair value.

Note 4. Debt

As of March 31, 2014, the Company’s debt is comprised of borrowings under loan and security agreements, as amended, with Silicon Valley Bank (“SVB”) and TriplePoint Capital LLC (“TriplePoint”).

SVB Loan Agreement

Under the SVB agreement, the Company has two outstanding growth capital term loans (i.e.,” the 2012 term loan” and “the 2013 term loan”), and a revolving line of credit.

The 2012 term loan was borrowed in March 2012 with a principal amount of $8,000,000, which is being repaid in 36 equal monthly installments of principal and interest. Under the 2012 term loan, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and, based on cash balances maintained with SVB at March 31, 2014, the current interest rate is 3.5%. In addition, a final terminal payment equal to 0.5% of the original loan principal is due at maturity. At March 31, 2014, the outstanding principal balance of the 2012 term loan was $2,667,000.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The 2013 term loan was borrowed on December 31, 2013 with a principal amount of $15,000,000, which is being repaid in 48 equal monthly installments of principal and interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at March 31, 2014, the current interest rate is 4.0%. As of March 31, 2014, the outstanding principal balance of the 2013 term loan was $14,375,000.

The revolving line of credit provides for a maximum borrowing of up to $15,000,000 subject to limits based on the outstanding principal balance of the 2012 term loan and recurring subscription revenue amounts as defined in the agreement. The recurring subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at March 31, 2014, the current interest rate is 3.5%. All outstanding principal and unpaid interest must be repaid by August 13, 2015. As of March 31, 2014, the outstanding principal balance and the available borrowing capacity of the line of credit were $10,778,000 and $1,556,000, respectively.

The Company has pledged all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB agreement. The SVB agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement also contains customary affirmative covenants, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $10,000,000 or three times the Company’s quarterly cash burn rate, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. The Company was in compliance with all covenants under its credit agreement with SVB as of March 31, 2014.

TriplePoint Loan Agreement

Under the equipment loan and security agreement with TriplePoint, the Company borrowed equipment term loans with aggregate principal of $9,691,000 in August 2012. The equipment term loans are being repaid in 36 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 5.75%. In addition, a final terminal payment is due at maturity equal to 10% of the original loan principal. At March 31, 2014, the outstanding principal balance of the TriplePoint equipment term loan was $4,492,000.

The TriplePoint equipment loan and security agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The TriplePoint equipment loan and security agreement also contain customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. The Company was in compliance with all covenants under its credit agreements with TriplePoint as of March 31, 2014.

Other Debt

In April 2012, the Company borrowed $1,500,000 to finance the purchase of software. The loan was required to be repaid in three equal installments of $500,000 due in April 2012, January 2013 and January 2014. The loan was repaid in full in January 2014 in accordance with the agreement.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Commitments and Contingencies

Leases

The Company leases facilities for office space under noncancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. In March 2014, the Company entered into a new lease for its office in Denver, Colorado for approximately 40,000 square feet for a total lease commitment of $4.7 million through 2019. The agreement contains escalating monthly rental payments over the lease term, which will be amortized to rent expense on a straight-line basis over the lease term.

Sales Tax Liability

During 2010 and 2011, the Company increased its sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in the state. Prior to 2012, the Company did not collect sales taxes from customers on sales in all states. In the second quarter of 2012, the Company commenced collecting and remitting sales taxes on sales in all states so a loss contingency related to sales taxes exists for sales and marketing activities in 2010, 2011 and the six months ended June 30, 2012. As of March 31, 2014 and December 31, 2013, the Company had a balance for a long-term sales tax liability of $3,952,000 and $3,988,000, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

A current sales tax liability for noncontingent amounts expected to be remitted in the next twelve months of $3,888,000 and $3,451,000, is included in accrued liabilities as of March 31, 2014 and December 31, 2013, respectively.

Legal Matters

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of March 31, 2014 and December 31, 2013, the Company did not have any accrued liabilities recorded for such loss contingencies.

Note 6. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s consolidated statements of operations follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of services revenues	$296	$81
Research and development	652	275
Sales and marketing	960	179
General and administrative	1,269	579
Total share-based compensation expense	$3,177	$1,114

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of share-based compensation expense by award type follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Options	$2,454	$1,114
Employee stock purchase plan rights	505	—
Restricted stock units	218	—
Total share-based compensation expense	$3,177	$1,114

As of March 31, 2014 and December 31, 2013, there was approximately $22,176,000 and $22,439,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to nonvested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.8 years and 3.0 years, respectively.

Equity Incentive Plans

As of March 31, 2014 a total of 9,126,000 shares remained available for grant under the 2013 Plan. A summary of option activity under all of the Company’s equity incentive plans at March 31, 2014 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2013	11,156	$5.87	7.7	$139,484
Granted	209	20.74
Exercised	(1,621)	1.20
Canceled/Forfeited	(64)	9.76
Outstanding at March 31, 2014	9,680	$6.94	7.9	$108,552
Vested and expected to vest as of March 31, 2014	9,036	$6.75	7.8	$103,134
Exercisable as of March 31, 2014	4,112	$3.22	6.7	$61,213

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31,
	2014	2013
Weighted average grant date fair value per share	$8.66	$4.28
Total intrinsic value of options exercised	$27,396	$803

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Three Months Ended March 31,
	2014	2013
Expected term for employees (in years)	4.7	6.1
Expected term for non-employees (in years)	7.0	10.0
Risk-free interest rate	1.42%	1.15%
Expected volatility	48%	55%
Expected dividend rate	0%	0%

On January 29, 2014, the Compensation Committee of the Board of Directors approved an amendment to decrease the contractual term of all equity awards issued from the 2013 Plan from 10 years to 7 years for all awards granted after January 29, 2014.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Class A common stock at a discount through payroll deductions of up to the lesser of 15% of their eligible compensation or $25,000 per calendar year, at not less than 90% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 3,000 shares during an offering period. The offering period starts on the first trading day on or after May 11th and November 11th of each year, except that the first offering period commenced on the first trading day following the effective date of the Company’s Initial Registration Statement, and the offering period ends six months after the beginning of the offering period, on the last trading day on or after May 10th and November 10th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) the fair value of the Company’s common stock at the beginning of the six month offering period, and (ii) the fair value of the Company’s common stock at the end of the six month offering period. At March 31, 2014, a total of 1,872,000  shares were available for issuance under the ESPP.

Restricted Stock Units

For the three months ended March 31, 2014, we issued 254,300 restricted stock units of Class A common stock under the 2013 Plan with a weighted average grant date fair value of $20.80 per share. As of March 31, 2014, there was a total of $5,915,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.8 years.

Note 7. Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenue is from the United States during the three months ended March 31, 2014 and 2013. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. At March 31, 2014 and December 31, 2013, more than 88% and 84%, respectively, of the Company’s property and equipment was located in the United States, with no single country outside the United States representing more than 10% of property and equipment.

Note 8. Income Taxes

The provision for income taxes for the three months ended March 31, 2014 and 2013, was $28,000 and $12,000, respectively. The provision for income taxes consisted primarily of foreign income taxes.

For the three months ended March 31, 2014 and 2013, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and foreign net deferred tax assets as of March 31, 2014 and December 31, 2013. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three months ended March 31, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

Note 9. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, warrants to exercise common and preferred stock and stock options, to the extent they are dilutive. Upon the effectiveness of the Initial Registration Statement and the filing of its Certificate of Incorporation in Delaware on September 26, 2013, all outstanding preferred stock and warrants to purchase preferred stock were converted to common stock and warrants to purchase common stock, respectively. For the three months ended March 31, 2014 and 2013, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013

Numerator
Net loss	$(12,904)	$(10,262)
Denominator
Weighted-average common shares for basic and diluted net loss per share	63,800	22,631
Basic and diluted net loss per share	$(0.20)	$(0.45)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Shares of common stock issuable upon conversion of preferred stock	—	30,369
Shares of common stock issuable upon conversion of warrants	70	337
Shares of common stock subject to repurchase	25	75
Shares of common stock issuable under equity incentive plans outstanding	9,999	8,727
Potential common shares excluded from diluted net loss per share	10,094	39,508

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on February 26, 2014 under the Securities Act of 1934, as amended (the “Securities Act”) with the SEC. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for business communications. We believe that our innovative, cloud-based approach disrupts the large market for business communications solutions by providing flexible and cost-effective services that support distributed workforces, mobile employees and the proliferation of “bring-your-own” communications devices. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce. RingCentral Office, our flagship service, is a multi-user, enterprise-grade communications solution that enables our customers and their employees to communicate via different channels and on multiple devices, including smartphones, tablets, PCs and desk phones. We sell RingCentral Office in three editions: Standard, Premium and Enterprise.  Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, integration with Dropbox, Box, Google Drive and Microsoft Office and Outlook, and conferencing capabilities. Our Premium Edition includes the Standard Edition functionality together with Salesforce CRM integration, automatic call recording and premium support. Our Enterprise Edition was launched in 2013. In January 2014, we added multipoint HD video and web conferencing and online meetings functionality to our Enterprise Edition.  We plan to offer these new features (multipoint HD video and web conferencing and online meetings) in our Standard and Premium Editions going forward.

We founded our business in 1999 and currently offer three services: RingCentral Office, RingCentral Professional, and RingCentral Fax. Prior to 2009, substantially all of our revenues were derived from RingCentral Professional, which we previously sold as RingCentral Mobile, from RingCentral Fax, and from Extreme Fax, a discontinued service. In 2009, we began selling RingCentral Office, our current flagship service, to deliver an enterprise-grade SaaS multi-user communications solution, with advanced inbound and outbound voice, text and fax capabilities delivered as a scalable solution. In 2014, the Company introduced HD video and web conferencing capabilities to the existing scalable solutions.

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

Our subscription plans have historically had monthly or annual contractual terms and over 90% of our current customers are on monthly contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, our fees for subscription plans have been billed in advance via credit card. However, as the number of RingCentral Office customers with more users grows, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. For the three months ended March 31, 2014 and 2013, services revenues accounted for more than 90% of our total revenues. The remainder of our revenues is primarily comprised of product revenues from the sale of pre-configured office phones, which we offer as a convenience to our customers in connection with subscriptions to our services.

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

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office service offering, which has resulted in an increased number of customers, increased average subscription revenues per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of users per customer generally correlates closely to the number of employees within a customer account. As of March 31, 2014, we had over 300,000 customers from industries including advertising, finance, healthcare, legal services, non-profit organizations, real estate, retail and technology, and ranging in size from businesses with fewer than 10 users to more than 900 users. In October of 2013, we launched RingCentral Office in the United Kingdom. For the three months ended March 31, 2014 and 2013, 99% of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the United Kingdom and beyond.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels and scale internationally. For example, as a result of our efforts to expand our customer base to target medium-sized and larger businesses, we expect to incur additional research and development and support and professional services costs and may experience longer sales cycles that may delay revenues associated with these costs. Furthermore, because we have limited experience selling to larger businesses and international customers, our investment in marketing our services to these potential customers may not be successful, which could materially and adversely affect our results of operations and our overall ability to grow our customer base. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. In addition, there has been and may be in the future substantial litigation in the areas in which we operate regarding intellectual property rights, including third parties claiming patent infringement, to which we have been subjected in the past and may be subjected in the future. We cannot assure you that we will be successful in defending against any such claims or that we will be able to settle any such claims or that any such settlement would be on terms that are favorable to us.

We have experienced significant growth in recent periods, with total revenues of $78.9 million, $114.5 million and $160.5 million in 2011, 2012 and 2013, respectively, generating year-over-year increases of 45% and 40%, respectively. We have continued to make significant expenditures and investments, including those in research and development, infrastructure and operations and incurred net losses of $13.9 million, $35.4 million and $46.1 million, in 2011, 2012 and 2013, respectively. For the three months ended March 31, 2014 and 2013, our total revenues were $48.3 million and $35.5 million, respectively, representing a year-over-year increase of 36%. For the three months ended March 31, 2014 and 2013, our net losses were $12.9 million and $10.3 million, respectively.

Results of Operations

The following tables show our results of operations in dollars and as a percentage of our total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Services	$43,850	$32,273
Product	4,412	3,252
Total revenues	48,262	35,525
Cost of revenues:
Services	13,714	10,709
Product	4,189	3,028
Total cost of revenues	17,903	13,737
Gross profit	30,359	21,788
Operating expenses:
Research and development	9,673	7,504
Sales and marketing	23,957	17,142
General and administrative	8,967	6,550
Total operating expenses	42,597	31,196
Loss from operations	(12,238)	(9,408)
Other income (expense), net:
Interest expense	(601)	(639)
Other income (expense), net	(37)	(203)
Other income (expense), net	(638)	(842)
Loss before provision for income taxes	(12,876)	(10,250)
Provision for income taxes	28	12
Net loss	$(12,904)	$(10,262)

Percentage of Total Revenues:

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Services	91%	91%
Product	9	9
Total revenues	100	100
Cost of revenues:
Services	28	30
Product	9	9
Total cost of revenues	37	39
Gross profit	63	61
Operating expenses:
Research and development	20	21
Sales and marketing	50	48
General and administrative	19	19
Total operating expenses	89	88
Loss from operations	(26)	(27)
Other income (expense), net:
Interest expense	(1)	(2)
Other income (expense), net	—	—
Other income (expense), net	(1)	(2)
Loss before provision for income taxes	(27)	(29)
Provision for income taxes	—	—
Net loss	(27)%	(29)%

Comparison of the Three Months Ended March 31, 2014 and 2013 (dollars in thousands):

Revenues

	Three Months
	Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Revenues:
Services	$43,850	$32,273	$11,577	36%
Product	4,412	3,252	1,160	36%
Total revenues	$48,262	$35,525	$12,737	36%
Percentage of revenues:
Services	91%	91%
Product	9	9
Total	100%	100%

Service revenues increased by $11.6 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our services revenues mix contained a higher proportion of RingCentral Office customers for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which carry a higher monthly subscription rate versus our other service offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the trends for these factors have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers made a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varied significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our services, driven by increases in our sales and marketing expenditures of 40% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our services.

Product revenues increased by $1.2 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, primarily due to increased phone sales driven by the growth of new customers of RingCentral Office to which we sell more phones compared to customers that purchase our other service offerings.

Cost of Revenues and Gross Profit

	Three Months
	Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Cost of revenues:
Services	$13,714	$10,709	$3,005	28%
Product	4,189	3,028	1,161	38%
Total cost of revenues	$17,903	$13,737	$4,166	30%
Gross profit:
Gross profit %	63%	61%

Cost of services revenues increased by $3.0 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, primarily due to increases of $1.0 million in personnel costs for employees and contractors, including higher share-based compensation expenses of $0.2 million and increases of $1.5 million in third-party telecommunications service provider fees. The higher personnel costs for the three months ended March 31, 2014 were primarily due to a 13% increase in ending average headcount. The increases in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our service offerings, while also supporting the growth in new customers and increased usage of our services by our customer base.

Cost of product revenues increased by $1.2 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 due to an increase in phone sales, which was primarily driven by the growth in new RingCentral Office customers.  Phone sales for the three months ended March 31, 2014 increased by 36% compared to the same period of the prior year.

Our gross margin percentages were 63% and 61% for the three months ended March 31, 2014 and 2013, respectively. The change in gross margin for the three months ended March 31, 2014 was primarily due to a reduction in per usage fees that we paid to third-party telecommunications service providers as a result of increased call traffic and economies of scale obtained in our operations personnel and infrastructure, partially offset by increased product sales which carry low to negative gross margin percentages.

Research and Development

	Three Months
	Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Research and development	$9,673	$7,504	$2,169	29%
Percentage of total revenues	20%	21%

Research and development expenses increased by $2.2 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 primarily due to increases in personnel costs for employees and contractors of $2.1 million, including increased share-based compensation expenses of $0.4 million. The higher personnel costs for the three months ended March 31, 2014 were primarily due to a 7% increase in ending average headcount. The increases in research and development headcount were in support of the development of additional software development projects for our cloud-based and mobile applications.

Sales and Marketing

	Three Months
	Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Sales and marketing	$23,957	$17,142	$6,815	40%
Percentage of total revenues	50%	48%

Sales and marketing expenses increased by $6.8 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 primarily due to: increases in personnel costs for employees and contractors of $3.4 million, including higher share-based compensation expenses of $0.8 million; and increases in other sales and marketing related activities of $2.7 million.  The higher personnel costs for the three months ended March 31, 2014 were primarily due to a 15% increase in ending average headcount. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. The increases in other sales and marketing related activities for the three months ended March 31, 2014 relate primarily to increases in third-party sales commissions of $1.1 million and increases in internet advertising costs of $0.4 million. The increases in sales and marketing headcount and other expense categories described herein were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and United Kingdom markets.

General and Administrative

	Three Months
	Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
General and administrative	$8,967	$6,550	$2,417	37%
Percentage of total revenue	19%	19%

General and administrative expenses increased by $2.4 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 primarily due to: an increase in personnel costs for employees and contractors of $2.4 million, including share-based compensation expenses of $0.7 million. The higher personnel costs for the three months ended March 31, 2014 were primarily due to an increase of 34% in ending average headcount.  The increases in headcount were a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.

Other Income and Expense, net

	Three Months
	Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Other income (expense), net:
Interest expense	$(601)	$(639)	$38	6%
Other income (expense), net	$(37)	$(203)	$166	82%

Other income (expense), net decreased for the periods presented primarily due to lower exchange losses on foreign currency transactions period over period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through sales to our customers, private placements of our preferred stock, proceeds from issuance of debt, proceeds from our initial and secondary offerings. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next 12 months. As of March 31, 2014 and December 31, 2013, we had $166.8 million and $116.4 million, respectively, of cash and cash equivalents.

On March 11, 2014, we closed our secondary offering in which 7,991,551 shares of Class A common stock, which included 2,791,551 shares of Class A common stock sold by us and 5,200,000 shares of Class A common stock sold by the selling stockholders, were sold at a price of $21.50 per share. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194132) (the “Secondary Registration Statement”). We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us after deducting underwriting discounts and commissions of $2.9 million and offering expenses payable by us of $1.1 million, were $56.1 million.

A significant majority of our customers are on 30-day subscription periods and billed at the beginning of each subscription period via credit card. Some of our customers enter into subscription periods longer than 30 days. A small number of our customers are invoiced net 30 days. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of March 31, 2014 and December 31, 2013, we had deferred revenue of $18.3 million and $16.6 million, respectively. We will recognize this deferred revenue when all of the revenue recognition criteria are met.

As of March 31, 2014, the carrying value of notes payable totaled $32.0 million. The balance consists of $17.0 million in term loans under an amended loan and security agreement with Silicon Valley Bank, or SVB, $10.5 million under a revolving line of credit pursuant to an amended loan and security agreement with SVB, and $4.5 million from TriplePoint Capital LLC, or TriplePoint, under an equipment term loan.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three months ended
	March 31,
	2014	2013

Net cash used in operating activities	$(2,463)	$(9,493)
Net cash used in investing activities	(3,509)	(4,064)
Net cash provided by (used in) financing activities	56,421	(1,985)

Net Cash Used in Operating Activities

Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software, and the amount and timing of customer payments. For all of the periods presented, we experienced increases in customer acquisition costs combined with increases in investments in personnel and infrastructure, all of which have significantly exceeded the growth in our customer base, driving net losses from operations. Cash used in operating activities has historically come from net losses offset by non-cash expense items, such as depreciation and amortization of property and equipment, and share-based compensation, as well as working capital sources of cash driven by increases in accounts payable, accrued liabilities and deferred revenue. As we continue to invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, we expect to continue to use cash in our operating activities.

Net cash used in operating activities decreased by $7.0 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, primarily due to: a $5.6 million increase in source of cash from accrued liabilities; a decrease in use of cash of $1.4 million in prepaid expenses and other current assets; a $0.7 million increase in source of cash from deferred revenue; and a $2.0 million increase in non-cash charges, including depreciation, amortization, and share-based compensation expenses.  These sources of cash were offset by an increase in net loss of $2.6 million. The changes in accrued liabilities and prepaid and other current assets result primarily from the timing of payments to our vendors. The higher net loss and non-cash charges reflect the investments we have made in our business and infrastructure to support expected future growth.

Net Cash Used in Investing Activities

Our primary financing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities decreased by $0.6 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, primarily due to timing of payments related to purchases of property and equipment. Additional investments in capital equipment are necessary to support additional capacity in our platform to support our increasing customer base, as well to support the increase in headcount levels in all functions of our business.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of private placements of our preferred stock, proceeds from issuance of debt, as well as proceeds from our IPO and secondary offering completed in October 2013 and March 2014, respectively.

Net cash provided by financing activities increased by $58.4 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, primarily due to $57.2 million in proceeds from our secondary offering in March 2014 (net of underwriters’ discounts and commissions, but before deduction of offering expenses paid by us) and a $1.7 increase in proceeds from the exercise of stock options and common stock warrants, offset by a $0.3 million increase in use of cash for repayment of debt.

Backlog

We have generally signed monthly and annual subscription contracts for our services. The timing of our invoices to our customers is a negotiated term and thus varies among our service contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, we do not recognize them as revenues, unearned revenue or elsewhere in our consolidated financial statements. Our subscription plans have monthly, annual, and multiple-year contractual terms, however over 90% of our current customers are on monthly contractual terms. Accordingly, the vast majority of our customers have average non-cancelable terms of 30 days or less. The change in backlog that results from changes in the average non-cancelable term of our subscription arrangements may not be an indicator of the likelihood of renewal or expected future revenues and therefore we do not utilize backlog as a key management metric internally and do not believe that it is a meaningful measurement of our future revenues.

Contractual Obligations and Commitments

Except as set forth below and in Note 5, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013. In March 2014, we entered into a new lease for its office in Denver, Colorado for approximately 40,000 square feet for a total lease commitment of $4.7 million through 2019.  In March 2014, we entered into an amendment to increase the size of our corporate headquarters by an additional 9,000 square feet for an additional lease commitment of $0.2 million through the end of 2014.

Contingencies

There has been and may be in the future substantial litigation in the areas in which we operate regarding intellectual property rights, including third parties claiming patent infringement. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

Off-balance Sheet Arrangements

During the three months ended March 31, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, UK and China. In the first quarter of 2013, we formed a wholly owned subsidiary in the Netherlands and in the second quarter of 2013, we formed a wholly owned subsidiary in Switzerland. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2014 and 2013, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements, respectively.

Interest Rate Sensitivity

We had cash and cash equivalents of $166.8 million and $116.4 million as of March 31, 2014 and December 31, 2013, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During fiscal 2013 and the three months ended March 31, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of December 31, 2013, we had approximately $29.1 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease would have had a $2.9 million impact on our annual interest expense. At March 31, 2014, we had approximately $27.8 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease would have had a $2.8 million impact on our annual interest expense relating to such debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of March 31, 2014, we did not have any accrued liabilities recorded for such loss contingencies.

Item 1A. Risk Factors

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. Please see page 3 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of these known or unknown risks or uncertainties actually occurs and have a material adverse effect on us, our business, financial condition and results of operations could be seriously harmed.

Risks Related to Our Business and Our Industry

We have incurred significant losses and negative cash flows in the past and anticipate continuing to incur losses and negative cash flows for the foreseeable future, and we may therefore not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of $13.9 million for fiscal 2011, $35.4 million for fiscal 2012, $46.1 million for fiscal 2013 and $12.9 million for the three months ended March 31, 2014, and had an accumulated deficit of $142.7 million as of March 31, 2014. Over the past two years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

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

Although we were incorporated in 1999, we did not formally introduce RingCentral Office, our current flagship service, until 2009. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;

•	increase revenues from existing customers as they add users and, in the future, purchase additional functionalities and premium service editions;
•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our services and applications through research and development and third party service providers;
•	successfully expand our business to larger customers and internationally;
•	successfully compete in our markets;
•	continue to innovate and expand our service offerings;
•	continue our relationship with AT&T and other resellers, and successfully launch with TELUS;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our services; and
•	hire, integrate, and retain professional and technical talent.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers, expand our existing customers’ user base and attract new customers;
•	our ability to introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth;
•	our ability to successfully penetrate the market for larger businesses;
•	the mix of annual and multi-year subscriptions at any given time;
•	the timing, cost and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost and capital expenditures related to the operation, maintenance and expansion of our business;
•	service outages or security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenues and appropriately plan our expenses;
•	our ability to realize our deferred tax assets;
•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions; and
•	the impact of worldwide economic, political, industry and market conditions.

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

Failures in Internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers to switch to our competitors or to avoid using our services.

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

In December 2010, the Federal Communications Commission, or FCC, adopted net neutrality rules that make it more difficult for broadband Internet access service providers to block, degrade or discriminate against our services. These rules apply to wired broadband Internet providers, but not all of the rules apply to wireless broadband service. In January 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated portions of the FCC’s net neutrality rules relating to anti-discrimination and anti-blocking. On April 24, 2014, the FCC Chairman announced that a rulemaking would be initiated soon to consider the court’s decision and what actions the FCC should take in response and that he intended to complete that rulemaking by the end of 2014. An FCC decision allowing broadband internet providers to charge web-based services such as ours for priority access to customers could result in increased costs and a loss of existing users, which could impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to maintain and expand our network as we sell to larger customers and expand into international markets. An increasing portion of our revenues is derived from our network of over 1,500 sales agents and resellers, including AT&T, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other cloud-based business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our resellers or potential resellers to favor their services or prevent or reduce sales of our services. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our services may decrease and our results of operations would suffer. In this regard, we recently entered into an agreement with TELUS Corporation under which TELUS will market and resell services in Canada that incorporate our cloud platform. If we are unable to implement our service with TELUS or maintain our relationship with TELUS or other carrier resellers, or if TELUS or other carrier resellers reduce resources committed to reselling the service, our results of operations may suffer.

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

The cloud-based business communications industry is competitive, and we expect it to become increasingly competitive in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Microsoft Corporation and Broadsoft, Inc. that generally license their software, and their resellers. In addition, certain of our resellers are also our competitors. For example, AT&T serves, and we expect that TELUS will serve, as a reseller to us but they are also competitors for business communications. All of these companies do now or may in the future also host their solutions through the cloud. We also face competition from other cloud companies such as j2 Global, Inc., 8x8, Inc., Intermedia, Vonage Holdings Corp., Nextiva, Inc. and Jive Communications, Inc., as well as from established communications providers, such as AT&T Inc., Verizon Communications Inc. and Comcast Corporation in the United States, and TELUS and others in Canada, that resell on-premise hardware, software and hosted solutions. We may also face competition from other large Internet companies, such as Google Inc., Yahoo! Inc. and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

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

We currently depend on various third parties for some of our software development efforts, quality assurance, operations and customer support services. Specifically, we outsource some of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia and Odessa, Ukraine. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to a third-party contractor located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these business operations. In addition, the recent political and military events in the Ukraine, including political demonstrations, the recent annexation of the Crimea region of Ukraine by Russia and the increasingly hostile relations between Russia and the Ukraine, could have an adverse impact on our third-party software development and quality assurance operations in Odessa, Ukraine. Further, the deteriorating relations between the U.S. and Russia and possible sanctions by the U.S. and the European Union against Russia could adversely impact our third-party software development and quality assurance operations in St. Petersburg, Russia.  We have established contingency plans that could mitigate some of these risks in the event of any disruption, but there can be no guarantee that we will be successful in mitigating these risks.

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

We have recently experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide, and improve and upgrade our systems and infrastructure to attract, service and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers and resellers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, given our expected growth, we expect to move our headquarters offices and our Denver offices, or secure additional space in our current buildings or other buildings, within the next six months. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 32 issued U.S. patents, which expire between 2026 and 2032. We also have 48 patent applications pending examination in the U.S., and 23 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

Any defects in, or unavailability of, our or third-party software or hardware that cause interruptions of our services could, among other things:

•cause a reduction in revenues or delay in market acceptance of our services;

•require us to issue refunds to our customers or expose us to claims for damages;

•cause us to lose existing customers and make it more difficult to attract new customers;

• divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation;

•increase our technical support costs; and

•harm our reputation and brand.

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

In addition, we transitioned from a number of disparate systems and in 2012 we implemented NetSuite, a SaaS enterprise resource planning system, to handle various business, operating and financial processes. We plan to transition from a spreadsheet-based financial modeling system and implement a third-party corporate performance management system. In addition, in the future we intend to implement a third-party SaaS billing system to replace our current internally developed billing system. We may also implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

Our services are also subject to a number of other FCC regulations. Among others, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•	requirements to provide E-911 to our customers;
•	contributions to the USF which requires that we pay a percentage of our revenues to support certain federal programs;
•	payment of annual FCC regulatory fees based on our interstate and international revenues;
•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and
•	FCC rules regarding CPNI, which requires that we not use such information without customer approval, subject to certain exceptions and that we file annual certifications regarding CPNI protections.

If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could ultimately harm our business and results of operations.

State Regulation

States currently may not regulate our Internet voice communications services. However, a small number of states have ruled that non-nomadic Internet voice communications services may or do fall within the definition of “telecommunications services” and therefore those states assert that they have jurisdiction to regulate the service. No states currently require certification for nomadic Internet voice communications service providers. Even if a state does not require Internet voice communications service providers to be certified, a number of states require us to register as a VoIP provider, contribute to state USF, contribute to E-911 and pay other surcharges, while others are actively considering extending their public policy programs to include the services we provide. We pass USF, E-911 fees and other surcharges through to our customers, which may result in our services becoming more expensive or require that we absorb these costs. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to Internet voice communications services like ours.

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

We could be subject to enforcement action by the FCC, the CRTC or Ofcom for our customer lines that cannot provide E-911/999/112 service. This enforcement action could result in significant monetary penalties and restrictions on our ability to offer non-compliant services.

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

•

fluctuations in currency exchange rates, which could reduce the amount of revenues we generate outside of the U.S. related to customer contracts that are denominated in local currencies of the countries we operate in, currently Canada and the UK;

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
•

political or social unrest, economic instability, conflict or war in a specific country or region, such as the recent events in the Ukraine, including political demonstrations, the recent annexation of the Crimea region of Ukraine by Russia and the increasingly hostile relations between Russia and the Ukraine, which could have an adverse impact on our third-party software development and quality assurance operations there.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office is located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new services, which could have a material adverse effect on our business, financial condition and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

As a result of being a public company, we need to further develop and maintain our internal control over financial reporting. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company. If we lose our status as an “emerging growth company”, we will no longer qualify for the exemption from Section 404 of the Sarbanes-Oxley Act, under the JOBS Act and need to fully comply with Section 404 of the Sarbanes-Oxley Act by December 31, 2014.

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

We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart our Business Startups Act of 2012, or JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. If the aggregate market value of our voting stock held by non-affiliates exceeds $700 million on June 30, 2014, we will cease to be an emerging growth company and will not be able to take advantage of these exemptions from Section 404 provided in the JOBS Act for the 2014 fiscal year. At such time, our independent registered public accounting firm may issue a report that may be adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

We may not be successful in obtaining local access services through our recently-created CLEC.

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

We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Any debt financing that we secure in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in our current credit facilities with Silicon Valley Bank and TriplePoint or in other credit facilities we may secure in the future may restrict us from being able to conduct our operations in a manner required for our business and may restrict our growth, which could have an adverse effect on our business, financial condition or results of operations.

We cannot assure you that we will be able to comply with any such restrictive covenants.. For example, on one instance in 2013, we were temporarily out of compliance with one of our covenants in our SVB credit agreement which was waived by SVB.  In the event that we are unable to comply with these covenants in the future, we would seek an amendment or waiver of the covenants. We cannot assure you that any such waiver or amendment would be granted. In such event, we may be required to repay any or all of our existing borrowings, and we cannot assure you that we will be able to borrow under our existing credit agreements, or obtain alternative funding arrangements on commercially reasonable terms, or at all.

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

Our corporate headquarters, one of our data centers and one of our subsidiary’s co-location facilities are located in northern California, our sole third-party customer service call center operated by our contractor is located in the Philippines, and one of our research and development facilities is located on the coast of China. All of these locations are on the Pacific Rim near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes and tsunamis. Additionally, our China facility, our sole third-party customer service and support facility in the Philippines, and our CLEC subsidiary’s co-location facility in Florida are located in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

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

We will cease to be an “emerging growth company” upon the earliest of (i) January 1, 2019, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. If the aggregate market value of our voting stock held by non-affiliates exceeds $700 million on June 30, 2014, we will cease to be an emerging growth company for the 2014 fiscal year.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we will take advantage of certain exemptions from various reporting requirements that apply to other public companies that are “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. If the aggregate market value of our voting stock held by non-affiliates exceeds $700 million on June 30, 2014, we will cease to be an emerging growth company and will not be able to take advantage of the exemptions provided in the JOBS Act for the 2014 fiscal year.

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

The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price and trading volume for our Class A common stock has been and may continue to be highly volatile, and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A common stock to fluctuate significantly include:

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2014, we had 39,348,047 shares of Class B common stock and 27,615,160 shares of Class A common stock outstanding.

Of the total shares of our Class A and Class B common stock outstanding, 37,553,507 shares are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act. The remaining 29,409,700 shares of Class A and Class B common stock outstanding as of March 31, 2014, are restricted as a result of securities laws, lock-up agreements, or other contractual restrictions until at least June 2, 2014, subject in each case to certain exceptions.

As of March 31, 2014, the holders of an aggregate of 28,575,919 shares of Class B common stock, or 42.7% of the total number of outstanding shares of our Class A and Class B common stock, based on shares outstanding as of March 31, 2014 calculated on a fully diluted basis, or their permitted transferees, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation to become effective upon completion of this offering. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could materially and adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. In addition, as of March 31, 2014, there were outstanding options to purchase 9,679,798 shares of our Class A common stock and Class B common stock, 4,112,015 shares of which were vested as of March 31, 2014. As of March 31, 2014, there were also 318,900 shares of restricted stock units of our Class B common stock, none of which were vested as of March 31, 2014. These shares are freely tradable, although they are subject to the lock-up arrangements we describe below and elsewhere in this Annual Report on Form 10-K and vesting limitations.

In connection with our secondary offering, we, our directors and officers, and the selling stockholders in the secondary offering, agreed, subject to certain limited exceptions, not to offer, sell, contract to sell or otherwise dispose of, or enter into, any transaction that is designed to, or could be expected to, result in the disposition of any shares of our common stock or other securities convertible into or exchangeable or exercisable for shares of our common stock until June 2, 2014 without the prior written consent of Goldman, Sachs & Co. and J.P. Morgan Securities LLC. In the case of releases with respect to our officers or directors, the representatives of the underwriters will, at least three business days before the effective date of such release, notify us of the impending release. We have agreed to announce such release by press release through a major news service at least two business days before the effective date of the release. We cannot predict what effect, if any, market sales of securities held by our stockholders or the availability of these securities for future sale will have on the market price of our Class A common stock.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 93.4% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, our pre-offering stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sale of Unregistered Securities

From January 1, 2014 through March 31, 2014, we issued an aggregate of 276,592 shares of Class B common stock upon the exercise of common stock warrants held by Silicon Valley Bank and TriplePoint Capital, LLC in connection with our debt agreements. The warrants were issued with exercise prices per share ranging from $2.10 to $9.69 and the exercise price was settled in shares of Class B common stock at the option of the warrant holder in accordance with the terms of the warrants.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering and we believe that each transaction was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering. Each recipient of the securities in these transactions represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient represented that such recipient had received adequate information about the Registrant or had adequate access, through his or her relationship with the Registrant, to information about the Registrant.

b) Use of Proceeds from Public Offering of Common Stock

On October 2, 2013, we closed our IPO whereby 8,625,000 shares of Class A common stock, which included 8,545,000 shares of Class A common stock sold by us (including 1,125,000 shares of common stock from the exercise of the overallotment option of shares granted to the underwriters), and 80,000 shares of Class A common stock sold by the selling stockholders, were sold at a price of $13.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190815). Goldman, Sachs & Co., J.P. Morgan, BofA Merrill Lynch, Allen & Company LLC, and Raymond James acted as the underwriters. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us after deducting underwriting discounts and commissions of $7.8 million and offering expenses payable by us of $4.0 million, were $99.3 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 27, 2013 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

c) Use of Proceeds from Secondary Offering of Common Stock

On March 11, 2014, we closed our secondary offering whereby 7,991,551 shares of Class A common stock, which included 2,791,551 shares of Class A common stock sold by us (including 791,551 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters), and 5,200,000 shares of Class A common stock sold by the selling stockholders, were sold at a price of $21.50 per share. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194132). Goldman, Sachs & Co., J.P. Morgan, BofA Merrill Lynch, Raymond James, William Blair, Oppenheimer & Co., Macquarie Capital, and Northland Capital Markets acted as the underwriters. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us after deducting underwriting discounts and commissions of $2.9 million and offering expenses payable by us of $1.1 million, were $56.1 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 5, 2014 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Third Amendment to Lease, dated as of March 19, 2014, by and between the Company and 1400 Fashion Island LLC.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS**	XBRL Instance Document	Furnished herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

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

RingCentral, Inc.
Date: May 2, 2014	By:	/s/ Clyde Hosein
Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)