Form 10-Q
period 2014-06-30
RingCentral Inc
filed 2014-08-04
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 28, 2014, there were 43,224,362 shares of Class A Common Stock issued and outstanding and 24,426,380 shares of Class B Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

—	our future financial performance;
—	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
—	anticipated trends, developments and challenges in our business and in the markets in which we operate;
—	our ability to anticipate and adapt to future changes in our industry;
—	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;
—	maintaining and expanding our customer base;
—	maintaining, expanding and responding to changes in our relationships with other companies;
—	the impact of competition in our industry and innovation by our competitors;
—	our ability to sell our products;
—	our ability to expand our business to larger customers and internationally;
—	the impact of seasonality on our business;
—	the impact of any failure of our solutions or solution innovations;
—	our reliance on our third-party service providers;
—	the potential effect on our business of litigation to which we may become a party;
—	our liquidity and working capital requirements;
—	the estimates and estimate methodologies used in preparing our consolidated financial statements; and
—	the political environment and stability in the regions in which we or our subcontractors operate.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$151,418	$116,378
Accounts receivable, net	5,118	3,045
Inventory	2,174	2,111
Prepaid expenses and other current assets	9,125	5,214
Total current assets	167,835	126,748
Property and equipment, net	24,515	16,660
Other assets	2,053	1,777
Total assets	$194,403	$145,185
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$4,253	$4,414
Accrued liabilities	25,804	20,559
Current portion of capital lease obligation	920	347
Current portion of long-term debt	9,105	9,871
Deferred revenue	20,171	16,552
Total current liabilities	60,253	51,743
Long-term debt	20,494	24,356
Sales tax liability	3,939	3,988
Capital lease obligation	699	247
Other long-term liabilities	3,193	1,336
Total liabilities	88,578	81,670

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock	7	6
Additional paid-in capital	262,447	193,574
Accumulated other comprehensive loss	(640)	(310)
Accumulated deficit	(155,989)	(129,755)
Total stockholders' equity	105,825	63,515
Total liabilities and stockholders' equity	$194,403	$145,185

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Services	$47,867	$34,471	$91,717	$66,744
Product	4,920	3,233	9,332	6,485
Total revenues	52,787	37,704	101,049	73,229
Cost of revenues:
Services	14,792	11,389	28,506	22,098
Product	4,751	3,273	8,940	6,301
Total cost of revenues	19,543	14,662	37,446	28,399
Gross profit	33,244	23,042	63,603	44,830
Operating expenses:
Research and development	10,874	8,606	20,547	16,110
Sales and marketing	25,688	16,324	49,645	33,466
General and administrative	9,492	11,231	18,459	17,781
Total operating expenses	46,054	36,161	88,651	67,357
Loss from operations	(12,810)	(13,119)	(25,048)	(22,527)
Other income (expense), net:
Interest expense	(476)	(588)	(1,077)	(1,227)
Other income (expense), net	93	(44)	56	(247)
Other income (expense), net	(383)	(632)	(1,021)	(1,474)
Loss before provision (benefit) for income taxes	(13,193)	(13,751)	(26,069)	(24,001)
Provision (benefit) for income taxes	137	(132)	165	(120)
Net loss	$(13,330)	$(13,619)	$(26,234)	$(23,881)
Net loss per common share:
Basic and diluted	$(0.20)	$(0.60)	$(0.40)	$(1.05)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	67,295	22,766	65,557	22,699

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(13,330)	$(13,619)	$(26,234)	$(23,881)
Other comprehensive loss:
Foreign currency translation adjustments, net	(230)	35	(330)	244
Comprehensive loss	$(13,560)	$(13,584)	$(26,564)	$(23,637)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(26,234)	$(23,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,590	4,351
Share-based compensation	7,108	2,336
Noncash interest expense related to debt	122	158
Loss on disposal of assets	24	—
Deferred income tax	82	(45)
Changes in assets and liabilities:
Accounts receivable	(2,073)	728
Inventory	(63)	(318)
Prepaid expenses and other current assets	(3,911)	(2,055)
Other assets	(666)	(58)
Accounts payable	(504)	133
Accrued liabilities	5,116	3,254
Deferred revenue	3,619	2,416
Other liabilities	1,808	624
Net cash used in operating activities	(10,982)	(12,357)
Cash flows from investing activities:
Purchases of property and equipment	(10,506)	(5,951)
Restricted investments	—	(130)
Net cash used in investing activities	(10,506)	(6,081)
Cash flows from financing activities:
Net proceeds from secondary public offering of common stock	57,167	—
Net proceeds from debt agreements	—	3,655
Repayment of debt	(4,751)	(3,961)
Repayment of capital lease obligations	(123)	(206)
Proceeds from issuance of preferred stock warrants	—	265
Payment of offering costs	(1,219)	(232)
Proceeds from exercise of stock options and common stock warrants	5,476	429
Net cash provided by (used in) financing activities	56,550	(50)
Effect of exchange rate changes on cash and cash equivalents	(22)	(10)
Net increase (decrease) in cash and cash equivalents	35,040	(18,498)
Cash and cash equivalents:
Beginning of period	116,378	37,864
End of period	$151,418	$19,366
Supplemental disclosure of cash flow data:
Cash paid for interest	$604	$685
Cash paid for income taxes	67	31
Noncash investing and financing activities:
Change in liability for unvested exercised options	$28	$76
Accrued liability for deferred offering costs	—	1,238
Equipment purchased and unpaid at period end	1,566	1,141
Equipment acquired under capital lease	1,149	—

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

Public Offerings

On October 2, 2013, the Company completed an initial public offering (“IPO”) and sold 8,625,000 shares of Class A common stock to the public, including the underwriters’ overallotment option of 1,125,000 shares of Class A common stock and 80,000 shares of Class A common stock sold by selling stockholders, at a price of $13.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190815) (the “Initial Registration Statement”). The Company received aggregate proceeds of $103,309,000 from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3,888,000.

On March 11, 2014, the Company completed its secondary public offering and sold 7,991,551 shares of Class A common stock to the public, including 791,551 of the underwriters’ overallotment option and 5,200,000 shares of Class A common stock sold by selling stockholders, at a price of $21.50 per share. The offer and sale of all of the shares in the secondary public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194132) (the “Secondary Registration Statement”). The Company received aggregate proceeds of $57,167,000 from the secondary public offering, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $1,050,000.

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The new guidance is a result of a joint project with the International Accounting Standards Board (the “IASB”) to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grand-date fair value of the award. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

Note 2. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Cash	$22,389	$34,561
Money market funds	129,029	81,817
Total cash and cash equivalents	$151,418	$116,378

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accounts receivable	$3,858	$2,192
Unbilled accounts receivable	1,363	992
Allowance for doubtful accounts	(103)	(139)
Accounts receivable, net	$5,118	$3,045

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Computer hardware and software	$39,888	$30,449
Internal-use software development costs	5,135	4,636
Furniture and fixtures	1,882	1,127
Leasehold improvements	2,376	859
Property and equipment, gross	49,281	37,071
Less: accumulated depreciation	(24,766)	(20,411)
Property and equipment, net	$24,515	$16,660

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued liabilities consisted of (in thousands):

	June 30,	December 31,
	2014	2013
Accrued compensation and benefits	$6,135	$5,660
Accrued sales, use and telecom related taxes	5,576	3,967
Accrued expenses	13,110	10,168
Other	983	764
Total accrued liabilities	$25,804	$20,559

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

The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	Balance at
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$129,029	$122,733	$6,296	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

	Balance at
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$81,817	$72,717	$9,000	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

The Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, are carried at cost which approximates fair value due to the relatively short maturity of those instruments. Based on borrowing rates available to the Company for loans with similar terms, the stable interest rate environment and considering our credit risks, the carrying value of debt approximates fair value.

Note 4. Debt

As of June 30, 2014, the Company’s debt is comprised of borrowings under loan and security agreements, as amended, with Silicon Valley Bank (“SVB”) and TriplePoint Capital LLC (“TriplePoint”).

SVB Loan Agreement

Under the SVB agreement, the Company has two outstanding growth capital term loans (i.e., “the 2012 term loan” and “the 2013 term loan”), and a revolving line of credit.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The 2012 term loan was borrowed in March 2012 with a principal amount of $8,000,000, which is being repaid in 36 equal monthly installments of principal and interest. Under the 2012 term loan, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and, based on cash balances maintained with SVB at June 30, 2014, the current interest rate is 3.5%. In addition, a final terminal payment equal to 0.5% of the original loan principal is due at maturity. As of June 30, 2014, the outstanding principal balance of the 2012 term loan was $2,000,000.

The 2013 term loan was borrowed on December 31, 2013 with a principal amount of $15,000,000, which is being repaid in 48 equal monthly installments of principal and interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at June 30, 2014, the current interest rate is 4.0%. As of June 30, 2014, the outstanding principal balance of the 2013 term loan was $13,438,000.

The revolving line of credit provides for a maximum borrowing of up to $15,000,000 subject to limits based on the outstanding principal balance of the 2012 term loan and recurring subscription revenue amounts as defined in the agreement. The recurring subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at June 30, 2014, the current interest rate is 3.5%. All outstanding principal and unpaid interest must be repaid by August 13, 2015. As of June 30, 2014, the outstanding principal balance and the available borrowing capacity of the line of credit were $10,778,000 and $2,222,000, respectively.

The Company has pledged all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB agreement. The SVB agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement also contains customary affirmative covenants, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $10,000,000 or three times the Company’s quarterly cash burn rate, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On June 17, 2014, the Company adjusted certain financial covenant thresholds to expand its ability to invest in certain foreign subsidiaries. The Company was in compliance with all covenants under its credit agreement with SVB as of June 30, 2014.

TriplePoint Loan Agreement

Under the equipment loan and security agreement with TriplePoint, the Company borrowed equipment term loans with aggregate principal of $9,691,000 in August 2012. The equipment term loans are being repaid in 36 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 5.75%. In addition, a final terminal payment is due at maturity equal to 10% of the original loan principal. As of June 30, 2014, the outstanding principal balance of the TriplePoint equipment term loan was $3,676,000.

The TriplePoint equipment loan and security agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The TriplePoint equipment loan and security agreement also contain customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. On June 17, 2014, the Company adjusted certain financial covenant thresholds to expand its ability to invest in certain foreign subsidiaries. The Company was in compliance with all covenants under its credit agreements with TriplePoint as of June 30, 2014.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Commitments and Contingencies

Leases

The Company leases facilities for office space under noncancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. In March 2014, the Company entered into a new lease for its office in Denver, Colorado for a total lease commitment of $4,653,000 million through 2019 and lease incentives totaling $1,159,000 million. In May 2014, the Company entered into a new lease for its office in London, England for a total lease commitment of approximately $1,941,000 million through 2019 with an option to extend through 2024. Both agreements contain escalating monthly rental payments over the lease term, which will be amortized to rent expense on a straight-line basis over the lease term.

Sales Tax Liability

During 2010 and 2011, the Company increased its sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in the state. Prior to 2012, the Company did not collect sales taxes from customers on sales in all states. In the second quarter of 2012, the Company commenced collecting and remitting sales taxes on sales in all states so a loss contingency related to sales taxes exists for sales and marketing activities in 2010, 2011 and the six months ended June 30, 2012. As of June 30, 2014 and December 31, 2013, the Company had a balance for a long-term sales tax liability of $3,939,000 and $3,988,000, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

A current sales tax liability for noncontingent amounts expected to be remitted in the next twelve months of $4,306,000 and $3,451,000, is included in accrued liabilities as of June 30, 2014 and December 31, 2013, respectively.

Legal Matters

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of June 30, 2014 and December 31, 2013, the Company did not have any accrued liabilities recorded for such loss contingencies.

Note 6. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s consolidated statements of operations follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of services revenues	$348	$87	$644	$168
Research and development	848	242	1,500	517
Sales and marketing	1,305	225	2,265	404
General and administrative	1,430	668	2,699	1,247
Total share-based compensation expense	$3,931	$1,222	$7,108	$2,336

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of share-based compensation expense by award type follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Options	$2,618	$1,222	$5,072	$2,336
Employee stock purchase plan rights	425	—	930	—
Restricted stock units	888	—	1,106	—
Total share-based compensation expense	$3,931	$1,222	$7,108	$2,336

As of June 30, 2014 and December 31, 2013, there was approximately $22,466,000 and $22,439,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to nonvested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.7 years and 3.0 years, respectively.

Equity Incentive Plans

As of June 30, 2014 a total of 7,795,000 shares remained available for grant under the 2013 Plan. A summary of option activity under all of the Company’s equity incentive plans at June 30, 2014 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2013	11,156	$5.87	7.7	$139,484
Granted	840	16.14
Exercised	(2,006)	1.50
Canceled/Forfeited	(403)	5.62
Outstanding at June 30, 2014	9,587	$7.69	7.5	$73,099
Vested and expected to vest as of June 30, 2014	9,087	$7.56	7.4	$70,604
Exercisable as of June 30, 2014	4,411	$4.08	6.4	$48,844

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average grant date fair value per share	$5.75	$5.72	$6.52	$5.40
Total intrinsic value of options exercised	$4,758	$1,126	$27,340	$2,266

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest and dividend yield. The weighted-average assumptions used in the option pricing models in the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term for employees (in years)	4.3	6.1	4.4	6.1
Expected term for non-employees (in years)	7.0	10.0	7.0	10.0
Risk-free interest rate	1.34%	1.42%	1.36%	1.36%
Expected volatility	48%	54%	48%	55%
Expected dividend rate	0%	0%	0%	0%

On January 29, 2014, the Compensation Committee of the Board of Directors approved an amendment to decrease the contractual term of all equity awards issued from the 2013 Plan from 10 years to 7 years for all awards granted after January 29, 2014.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Class A common stock at a discount through payroll deductions of up to the lesser of 15% of their eligible compensation or $25,000 per calendar year, at not less than 90% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 3,000 shares during an offering period. The offering period starts on the first trading day on or after May 11th and November 11th of each year, except that the first offering period commenced on the first trading day following the effective date of the Company’s Initial Registration Statement, and the offering period ends six months after the beginning of the offering period, on the last trading day on or after May 10th and November 10th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 90% of the fair value of the Company’s common stock at the beginning of the six month offering period, and (ii) 90% of the fair value of the Company’s common stock at the end of the six month offering period. As of June 30, 2014, there was a total of $395,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years. At June 30, 2014, a total of 1,658,000 shares were available for issuance under the ESPP.

Restricted Stock Units

For the three months ended June 30, 2014, we issued 672,350 restricted stock units of Class A common stock under the 2013 Plan with a weighted average grant date fair value of $15.75 per share. As of June 30, 2014, there was a total of $15,175,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.8 years.

Note 7. Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenue is from the United States during the three and six months ended June 30, 2014 and 2013. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. At June 30, 2014 and December 31, 2013, more than 90% and 84%, respectively, of the Company’s property and equipment was located in the United States, with no single country outside the United States representing more than 10% of property and equipment.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Income Taxes

The provision (benefit) for income taxes for the three and six months ended June 30, 2014 and 2013, was $137,000, ($132,000), $165,000 and ($120,000), respectively. The provision for income taxes during the three and six months ended June 30, 2014 consisted primarily of state minimum taxes, foreign income taxes, and the write-off of a foreign deferred tax asset recognized in 2013. The benefit for income taxes during the three and six months ended June 30, 2013 consisted of foreign income taxes, state minimum taxes and recognition of a foreign tax credit.

For the three and six months ended June 30, 2014 and 2013, the provision for income taxes differed from the U.S federal statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and foreign net deferred tax assets as of June 30, 2014 and December 31, 2013. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and six months ended June 30, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

Note 9. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, warrants to exercise common and preferred stock options and restricted stock units, to the extent they are dilutive. Upon the effectiveness of the Initial Registration Statement and the filing of its Certificate of Incorporation in Delaware on September 26, 2013, all outstanding preferred stock and warrants to purchase preferred stock were converted to common stock and warrants to purchase common stock, respectively. For the three and six months ended June 30, 2014 and 2013, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Numerator
Net loss	$(13,330)	$(13,619)	$(26,234)	$(23,881)
Denominator
Weighted-average common shares for basic and diluted net loss per share	67,295	22,766	65,557	22,699
Basic and diluted net loss per share	$(0.20)	$(0.60)	$(0.40)	$(1.05)

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Shares of common stock issuable upon conversion of preferred stock	—	30,369	—	30,369
Shares of common stock issuable upon conversion of warrants	—	370	—	370
Shares of common stock subject to repurchase	22	61	22	61
Shares of common stock issuable under equity incentive awards outstanding	10,540	9,849	10,540	9,849
Potential common shares excluded from diluted net loss per share	10,562	40,649	10,562	40,649

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

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for business communications. We believe that our innovative, cloud-based approach disrupts the large market for business communications solutions by providing flexible and cost-effective services that support distributed workforces, mobile employees and the proliferation of “bring-your-own” communications devices. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce. RingCentral Office, our flagship service, is a multi-user, enterprise-grade communications solution that enables our customers and their employees to communicate via different channels and on multiple devices, including smartphones, tablets, PCs and desk phones. We sell RingCentral Office in three editions: Standard, Premium and Enterprise.  Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, integration with Dropbox, Box, Google Drive and Microsoft Office and Outlook, and conferencing capabilities. Our Premium Edition includes the Standard Edition functionality together with Salesforce CRM integration, automatic call recording and premium support. Our Enterprise Edition was launched in 2013 which includes the Premium Edition functionality together with multipoint HD video and web conferencing and online meetings functionality. During May 2014, these new features (multipoint HD video and web conferencing and online meetings) were added to our Standard and Premium editions, where all editions vary in the number of toll-free minutes and number of attendees.

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

Our subscription plans have historically had monthly or annual contractual terms and approximately 90% of our current customers are on monthly contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, our fees for subscription plans have been billed in advance via credit card. However, as the number of RingCentral Office customers with more users grows, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. A significant component of our accounts receivable is derived from resellers. For the three and six months ended June 30, 2014 and 2013, services revenues accounted for more than 90% of our total revenues. The remainder of our revenues is primarily comprised of product revenues from the sale of pre-configured office phones, which we offer as a convenience to our customers in connection with subscriptions to our services.

Beginning in 2009, in connection with our introduction of RingCentral Office, we established a direct, inside sales force. Since then, we have continued investing in our direct, inside sales force while also developing indirect sales channels to market our brand and our service offerings. Our indirect sales channel consists of a network of over 1,500 sales agents and resellers, including AT&T, which we refer to collectively as resellers. We intend to continue to foster this network and to expand our network with other resellers. In 2014, we entered into agreements with TELUS Communications Company, or TELUS, and British Telecommunications plc, or BT, to expand our indirect sales channel in Canada and the United Kingdom, respectively.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office service offering, which has resulted in an increased number of customers, increased average subscription revenues per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of users per customer generally correlates closely to the number of employees within a customer account. As of June 30, 2014, we had over 300,000 customers from industries including advertising, finance, healthcare, legal services, non-profit organizations, real estate, retail and technology, and ranging in size from businesses with fewer than 10 users to more than 1,200 users. In October of 2013, we launched RingCentral Office in the United Kingdom. For the three and six months ended June 30, 2014 and 2013, 99% of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the United Kingdom and beyond.

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

We have experienced significant growth in recent periods, with total revenues of $78.9 million, $114.5 million and $160.5 million in 2011, 2012 and 2013, respectively, generating year-over-year increases of 45% and 40%, respectively. We have continued to make significant expenditures and investments, including those in research and development, infrastructure and operations and incurred net losses of $13.9 million, $35.4 million and $46.1 million, in 2011, 2012 and 2013, respectively. For the three months ended June 30, 2014 and 2013, our total revenues were $52.8 million and $37.7 million, respectively, representing a year-over-year increase of 40%. For the six months ended June 30, 2014 and 2013, our total revenues were $101.0 million and $73.2 million, respectively, representing a year-over-year increase of 38%. For the three months ended June 30, 2014 and 2013, our net losses were $13.3 million and $13.6 million, respectively, and for the six months ended June 30, 2014 and 2013, our net losses were $26.2 million and $23.9 million, respectively.

Results of Operations

The following tables show our results of operations in dollars and as a percentage of our total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Services	$47,867	$34,471	$91,717	$66,744
Product	4,920	3,233	9,332	6,485
Total revenues	52,787	37,704	101,049	73,229
Cost of revenues:
Services	14,792	11,389	28,506	22,098
Product	4,751	3,273	8,940	6,301
Total cost of revenues	19,543	14,662	37,446	28,399
Gross profit	33,244	23,042	63,603	44,830
Operating expenses:
Research and development	10,874	8,606	20,547	16,110
Sales and marketing	25,688	16,324	49,645	33,466
General and administrative	9,492	11,231	18,459	17,781
Total operating expenses	46,054	36,161	88,651	67,357
Loss from operations	(12,810)	(13,119)	(25,048)	(22,527)
Other income (expense), net:
Interest expense	(476)	(588)	(1,077)	(1,227)
Other income (expense), net	93	(44)	56	(247)
Other income (expense), net	(383)	(632)	(1,021)	(1,474)
Loss before provision (benefit) for income taxes	(13,193)	(13,751)	(26,069)	(24,001)
Provision (benefit) for income taxes	137	(132)	165	(120)
Net loss	$(13,330)	$(13,619)	$(26,234)	$(23,881)

Percentage of Total Revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Services	91%	91%	91%	91%
Product	9	9	9	9
Total revenues	100	100	100	100
Cost of revenues:
Services	28	30	28	30
Product	9	9	9	9
Total cost of revenues	37	39	37	39
Gross margin	63	61	63	61
Operating expenses:
Research and development	21	23	20	22
Sales and marketing	49	43	49	46
General and administrative	18	30	18	24
Total operating expenses	88	96	87	92
Loss from operations	(25)	(35)	(24)	(31)
Other income (expense), net:
Interest expense	(1)	(2)	(1)	(2)
Other income (expense), net	—	—	—	—
Other income (expense), net	(1)	(2)	(1)	(2)
Loss before provision (benefit) for income taxes	(26)	(37)	(25)	(33)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(26)%	(37)%	(25)%	(33)%

Comparison of the Three and Six Months Ended June 30, 2014 and 2013 (dollars in thousands):

Revenues

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues:
Services	$47,867	$34,471	$13,396	39%	$91,717	$66,744	$24,973	37%
Product	4,920	3,233	1,687	52%	9,332	6,485	2,847	44%
Total revenues	$52,787	$37,704	$15,083	40%	$101,049	$73,229	$27,820	38%
Percentage of revenues:
Services	91%	91%			91%	91%
Product	9	9			9	9
Total	100%	100%			100%	100%

Service revenues increased for the three and six months ended June 30, 2014 primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our services revenues mix contained a higher proportion of RingCentral Office customers for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, which carry a higher monthly subscription rate versus our other service offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the trends for these factors have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers made a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varied significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our services, driven by increases in our sales and marketing expenditures of 57% and 48% for the three and six months ended June 30, 2014 compared to the similar respective periods of the prior year, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our services.

Product revenues increased for the three and six months ended June 30, 2014 compared to the similar respective periods of the prior year primarily due to increased phone sales driven by the growth of new customers of RingCentral Office, to whom we sell more phones compared to customers that purchase our other service offerings.

Cost of Revenues and Gross Margin

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of revenues:
Services	$14,792	$11,389	$3,403	30%	$28,506	$22,098	$6,408	29%
Product	4,751	3,273	1,478	45%	8,940	6,301	2,639	42%
Total cost of revenues	$19,543	$14,662	$4,881	33%	$37,446	$28,399	$9,047	32%
Gross margin:
Gross margin %	63%	61%			63%	61%

Cost of services revenues increased for the three and six months ended June 30, 2014 compared to the similar respective periods of the prior year primarily due to increases of $1.0 million and $2.0 million in personnel costs for employees and contractors, respectively; and increases of $1.6 million and $3.1 million in third-party telecommunications service provider fees, respectively. The higher personnel costs for the three and six months ended June 30, 2014 compared to the similar respective periods of the prior year were primarily due to a 6% and 4% increase in ending average headcount, respectively. The increases in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our service offerings, while also supporting the growth in new customers and increased usage of our services by our customer base.

Cost of product revenues increased for the three and six months ended June 30, 2014 compared to the similar respective periods of the prior year due to an increase in phone sales, which was primarily driven by the growth in new RingCentral Office customers.  Phone sales for the three and six months ended June 30, 2014 increased by 52% and 44%, respectively, compared to the similar respective periods of the prior year.

Our gross margin was 63% for the three and six months ended June 30, 2014 and 61% for the three and six months ended June 30, 2013. The change in gross margin for the three and six months ended June 30, 2014 compared to the similar respective periods of the prior year was primarily due to a reduction in per usage fees that we paid to third-party telecommunications service providers as a result of increased call traffic and economies of scale obtained in our operations personnel and infrastructure, partially offset by increased product sales which carry low to negative gross margin percentages.

Research and Development

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Research and development	$10,874	$8,606	$2,268	26%	$20,547	$16,110	$4,437	28%
Percentage of total revenues	21%	23%			20%	22%

Research and development expenses increased for the three and six months ended June 30, 2014 compared to the similar respective periods of the prior year primarily due to increases in personnel costs for employees and contractors of $2.3 million and $4.4 million, including increased share-based compensation expenses of $0.6 million and $1.0 million, respectively. The higher personnel costs for the three and six months ended June 30, 2014 compared to the similar respective periods of the prior year were primarily due to 20% and 12% increases in ending average headcount, respectively. The increases in research and development headcount were in support of the development of additional software development projects for our cloud-based and mobile applications.

Sales and Marketing

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales and marketing	$25,688	$16,324	$9,364	57%	$49,645	$33,466	$16,179	48%
Percentage of total revenues	49%	43%			49%	46%

Sales and marketing expenses increased for the three and six months ended June 30, 2014 compared to the similar respective periods of the prior year primarily due to: increases in personnel costs for employees and contractors of $4.3 million and $7.6 million, including higher share-based compensation expenses of $1.1 million and $1.9 million, respectively; and increases in other sales and marketing related activities of $4.0 million and $6.7 million, respectively.  The higher personnel costs for the three and six months ended June 30, 2014 compared to the similar respective periods of the prior year were primarily due to 21% and 18% increases in ending average headcount, respectively. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. The increases in other sales and marketing related activities for the three and six months ended June 30, 2014 compared to the similar respective periods of the prior year relate primarily due to increases in third-party sales commissions of $1.6 million and $2.7 million and increases in internet advertising costs of $1.1 million and $1.5 million, respectively. The increases in sales and marketing headcount and other expense categories described herein were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and United Kingdom markets.

General and Administrative

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
General and administrative	$9,492	$11,231	$(1,739)	(15)%	$18,459	$17,781	$678	4%
Percentage of total revenue	18%	30%			18%	24%

General and administrative expenses for the three months ended June 30, 2014 decreased compared to the similar period in the prior year primarily due to legal contingency charges of $4.3 million recorded in the three months ended June 30, 2013 that did not recur in the current period offset by higher personnel costs for employees and contractors of $2.5 million in the current period.  The legal contingency charges primarily relate to the CallWave Communications, LLC, or CallWave legal settlement matter, in which we were named as a defendant in a patent infringement lawsuit by CallWave, which settlement was accrued for in the three months ended June 30, 2013 and paid out in the three months ended September 30, 2013. There are no legal contingency liabilities recorded at June 30, 2014. The $2.5 million increase in personnel costs for employees and contractors, including share-based compensation expenses of $0.8 million were primarily due to an increase of 35% in ending average headcount. The increase in headcount is a result of our operations as a public company, including costs incurred to comply with the rules and regulations applicable to companies listed on a national securities exchange and compliance and reporting obligations pursuant to the rules and regulations of the SEC.

General and administrative expenses for the six months ended June 30, 2014 increased compared to the similar period in the prior year primarily due to higher personnel costs for employees and contractors of $5.0 million in the current period offset by legal contingency charges of $4.3 million recorded in the six months ended June 30, 2013 that did not recur in the current period. The legal contingency charges primarily relate to the CallWave legal settlement matter, which was accrued for in the three months ended June 30, 2013 and paid out in the three months ended September 30, 2013. There are no legal contingency liabilities recorded at June 30, 2014. The $5.0 million increase in personnel costs for employees and contractors, including share-based compensation expenses of $1.5 million were primarily due to an increase of 34% in ending average headcount.  The increase in headcount is a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.

Other Income and Expense, net

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Other income (expense), net:
Interest expense	$(476)	$(588)	$(112)	(19)%	$(1,077)	$(1,227)	$(150)	(12)%
Other income (expense), net	$93	$(44)	$137	311%	$56	$(247)	$303	123%

Other income (expense), net for all periods presented decreased for the periods presented primarily due to lower exchange losses on foreign currency transactions period over period and lower interest expense. Interest expense is lower as a result of lower debt balances period over period and refinancing some of our debt obligations to a lower interest rate on December 31, 2013.

Liquidity and Capital Resources

To date, we have financed our operations primarily through sales to our customers, private placements of our preferred stock, proceeds from issuance of debt and proceeds from our initial and secondary public offerings. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next 12 months. As of June 30, 2014 and December 31, 2013, we had $151.4 million and $116.4 million, respectively, of cash and cash equivalents.

On March 11, 2014, we closed our secondary public offering in which 7,991,551 shares of Class A common stock, which included 2,791,551 shares of Class A common stock sold by us and 5,200,000 shares of Class A common stock sold by the selling stockholders, were sold at a price of $21.50 per share. The offer and sale of all of the shares in the secondary public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194132). We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us after deducting underwriting discounts and commissions of $2.9 million and offering expenses payable by us of $1.1 million, were $56.1 million.

A significant majority of our customers are on 30-day subscription periods and billed at the beginning of each subscription period via credit card. Some of our customers enter into subscription periods longer than 30 days. A small number of our customers are invoiced net 30 days. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue primarily consists of the unearned portion of billed fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of June 30, 2014 and December 31, 2013, we had deferred revenue of $20.2 million and $16.6 million, respectively. We will recognize this deferred revenue when all of the revenue recognition criteria are met.

As of June 30, 2014, the carrying value of notes payable totaled $29.6 million. The balance consists of $15.4 million in term loans under an amended loan and security agreement with Silicon Valley Bank, or SVB, $10.5 million under a revolving line of credit pursuant to an amended loan and security agreement with SVB, and $3.7 million from TriplePoint Capital LLC, or TriplePoint, under an equipment term loan.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six months ended
	June 30,
	2014	2013

Net cash used in operating activities	$(10,982)	$(12,357)
Net cash used in investing activities	(10,506)	(6,081)
Net cash provided by (used in) financing activities	56,550	(50)

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

Net cash used in operating activities decreased by $1.4 million from the six months ended June 30, 2013 to the six months ended June 30, 2014, primarily due to increases in sources of cash from operations of $8.2 million offset by decreases in sources of cash from operations of $7.1 million. The increases in sources of cash are composed of: $1.9 million from accrued liabilities; $1.2 million from deferred revenue; and $5.1 million in non-cash charges, including depreciation, amortization, and share based compensation expenses. These decreases in sources of cash are composed of: $1.9 million from prepaid expenses and other current assets; $2.8 million from accounts receivable; and an increase in net loss of $2.4 million. The changes in accrued liabilities and prepaid and other current assets result primarily from the timing of payments to our vendors. The higher net loss and non-cash charges reflect the investments we have made in our business and infrastructure to support expected future growth. The higher deferred revenue and higher accounts receivable balances reflect the overall growth in our business with larger customers and resellers.

Net Cash Used in Investing Activities

Our primary financing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities increased by $4.4 million from the six months ended June 30, 2013 to the six months ended June 30, 2014, primarily due to a $4.6 million increase in use of cash related to purchases of property and equipment. Additional investments in capital equipment are necessary to support additional capacity in our platform to support our increasing customer base, as well to support the increase in headcount levels in all functions of our business.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of private placements of our preferred stock, proceeds from issuance of debt, as well as proceeds from our IPO and secondary public offering completed in October 2013 and March 2014, respectively.

Net cash provided by financing activities increased by $56.6 million from the six months ended June 30, 2013 to the six months ended June 30, 2014, primarily due to $56.1 million in proceeds from our secondary public offering in March 2014 (net of underwriters’ discounts and commissions and offering expenses paid by us) and a $5.0 million increase in proceeds from the exercise of stock options and common stock warrants. These sources of cash were offset by a $3.7 million decrease in source of cash from borrowings and a $0.8 million increase in use of cash for repayment of debt.

Backlog

We have generally signed monthly and annual subscription contracts for our services. The timing of our invoices to our customers is a negotiated term and thus varies among our service contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Our subscription plans have monthly, annual, and multiple-year contractual terms, however approximately 90% of our current customers are on monthly contractual terms. Accordingly, the vast majority of our customers have average non-cancelable terms of 30 days or less. The change in backlog that results from changes in the average non-cancelable term of our subscription arrangements may not be an indicator of the likelihood of renewal or expected future revenues and therefore we do not utilize backlog as a key management metric internally and do not believe that it is a meaningful measurement of our future revenues.

Contractual Obligations and Commitments

Except as set forth below and in Note 5, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013. In March 2014, the Company entered into a new lease for its office in Denver, Colorado for approximately 40,000 square feet for a total lease commitment of $4.7 million through 2019 and lease incentives totaling $1.2 million. In May 2014, we entered into a new lease for our office in London, England for approximately 8,500 square feet for a total lease commitment of approximately $1.9 million through 2019.

Contingencies

There has been and may be in the future substantial litigation in the areas in which we operate regarding intellectual property rights, including third parties claiming patent infringement. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

Off-balance Sheet Arrangements

During the six months ended June 30, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, UK, Switzerland, the Netherlands and China. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $151.4 million and $116.4 million as of June 30 2014 and December 31, 2013, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During fiscal 2013 and the three and six months ended June 30, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of December 31, 2013, we had approximately $29.1 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease in the applicable interest rate would have had a $2.9 million impact on our annual interest expense. As of June 30, 2014, we had approximately $26.2 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease in the applicable interest rate would have had a $2.6 million impact on our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of June 30, 2014, we did not have any accrued liabilities recorded for such loss contingencies.

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

We have incurred substantial net losses since our inception, including net losses of $13.9 million for fiscal 2011, $35.4 million for fiscal 2012, $46.1 million for fiscal 2013 and $26.2 million for the six months ended June 30, 2014, and had an accumulated deficit of $156 million as of June 30, 2014. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

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

Although we were incorporated in 1999, we did not formally introduce RingCentral Office, our current flagship service, until 2009. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenues from existing customers as they add users and, in the future, purchase additional functionalities and premium service editions;
•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our services and applications through research and development and third party service providers;
•	successfully expand our business to larger customers and internationally;
•	successfully compete in our markets;
•	continue to innovate and expand our service offerings;
•	continue our relationship with AT&T and other resellers, and successfully launch with TELUS and BT;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our services; and
•	hire, integrate, and retain professional and technical talent.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and resellers, expand our existing customers’ user base and attract new customers;
•	our ability to introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth;
•	our ability to successfully penetrate the market for larger businesses;
•	the mix of annual and multi-year subscriptions at any given time;
•	the timing, cost and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost and capital expenditures related to the operation, maintenance and expansion of our business;
•	service outages or security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenues and appropriately plan our expenses;
•	our ability to realize our deferred tax assets;
•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions; and
•	the impact of worldwide economic, political, industry and market conditions.

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

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We also serve customers in the UK, and expect to serve customers in other European countries, from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland. In addition, RCLEC uses four third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service. Interruptions in our service may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Because our ability to attract and retain customers depends on our ability to provide customers with a highly reliable service, even minor interruptions in our service could harm our brand and reputation and have a material adverse effect on our business.

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

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to both support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues is derived from our network of over 1,500 sales agents and resellers, in particular AT&T, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our services. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our services may decrease and our operating results would suffer. If we are unable to maintain our relationship with AT&T or to implement our service with TELUS or BT, or if AT&T, TELUS or BT reduced resources committed to reselling the service, our results of operations may suffer.

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

The cloud-based business communications industry is competitive, and we expect it to become increasingly competitive in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Microsoft Corporation and Broadsoft, Inc. that generally license their software, and their resellers. In addition, certain of our resellers are also our competitors. For example, AT&T serves, and we expect that TELUS and BT will serve, as a reseller to us but they are also competitors for business communications. All of these companies do now or may in the future also host their solutions through the cloud. We also face competition from other cloud companies such as j2 Global, Inc., 8x8, Inc., Intermedia, Vonage Holdings Corp., Nextiva, Inc. and Jive Communications, Inc., as well as from established communications providers, such as AT&T Inc., Verizon Communications Inc. and Comcast Corporation in the United States, TELUS and others in Canada, and BT and others in the UK, that resell on-premise hardware, software and hosted solutions. We may also face competition from other large Internet companies, such as Google Inc., Yahoo! Inc. and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

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

We currently depend on various third parties for some of our software development efforts, quality assurance, operations and customer support services. Specifically, we outsource some of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia and Odessa, Ukraine. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these business operations. In addition, the recent political and military events in the Ukraine, including political demonstrations, the recent annexation of the Crimea region of Ukraine by Russia, the increasingly hostile relations between Russia and the Ukraine, and recent disruptions caused by Pro-Russian separatists in the Ukraine, could have an adverse impact on our third-party software development and quality assurance operations in Odessa, Ukraine. Further, the deteriorating relations between the U.S. and Russia and possible sanctions by the U.S. and the European Union against Russia could adversely impact our third-party software development and quality assurance operations in St. Petersburg, Russia.  We have established contingency plans that could mitigate some of these risks in the event of any disruption, but there can be no guarantee that we will be successful in mitigating these risks.

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

We have recently experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide, and improve and upgrade our systems and infrastructure to attract, service and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers and resellers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, given our expected growth, we expect to move our headquarters offices, or secure additional space in our current building or other buildings, within the next six months. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 33 issued U.S. patents, which expire between 2026 and 2032. We also have 47 patent applications pending examination in the U.S., and 24 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

We rely on our information systems and those of third parties for processing customer orders, distribution of our services, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures and employee or other theft, as well as third-party provider failures. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers for our services or related taxes and administrative fees. Any such errors in our customer billing could harm our reputation and cause us to violate truth in billing laws and regulations. Any errors or disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business.

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

We are a provider of Internet voice telecommunications services in Canada. As a provider of Internet voice communications services, we are subject to regulation in Canada by the Canadian Radio-television and Telecommunications Commission, or CRTC. We are registered with the CRTC as a reseller of telecommunications services and have been issued a basic international telecommunications services, or BITS, license by the CRTC. As an Internet voice communications provider, we are subject to obligations imposed by the CRTC, including providing access to emergency calling services, providing access to operator assistance, directory information services, number portability, providing minimum customer information, charging customers certain regulatory charges and paying contribution charges. We are also subject to Canadian federal privacy and anti-spam laws and provincial consumer protection legislation. As a holder of a BITS license, we also must comply with various annual reporting requirements.

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

There are a number of federal, state, local and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Within the European Union, or EU, strict laws already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The EU model has been replicated in many jurisdictions outside the U.S., including Asia-Pacific Economic Cooperation countries. Regulators have the power to fine non-compliant organizations significant amounts. There are proposals to increase the maximum level of fines that EU regulators may impose to the greater of €100 million or 5% of worldwide annual sales. As Internet commerce and communication technologies continue to evolve, increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. In Canada, new anti-spam legislation that prescribes certain rules regarding the use of electronic messages for commercial purposes took effect on July 1, 2014. This new law also contains provisions that will take effect in January 2015, imposing certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with the new Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

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

To date, we have not generated significant revenues from outside of the U.S. and Canada. However, we already have significant operations outside the U.S. and Canada, including expansion into the UK in the fourth quarter of 2013, and we expect to grow our international revenues in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•	our ability to comply with differing technical and environmental standards, data privacy and telecommunications regulations and certification requirements outside the U.S.;
•	difficulties and costs associated with staffing and managing foreign operations;
•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the need to adapt and localize our services for specific countries;
•	the need to offer customer care in various native languages;
•	reliance on third parties over which we have limited control, including TELUS, BT and other international resellers, for marketing and reselling our services;
•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
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
•

political or social unrest, economic instability, conflict or war in a specific country or region, such as the recent events in the Ukraine, including political demonstrations, the recent annexation of the Crimea region of Ukraine by Russia, the increasingly hostile relations between Russia and the Ukraine, and recent disruptions caused by Pro-Russian separatists in the Ukraine, which could have an adverse impact on our third-party software development and quality assurance operations there.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new services, which could have a material adverse effect on our business, financial condition and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

We cannot assure you that we will be able to comply with any such restrictive covenants. For example, on one instance in 2013, we were temporarily out of compliance with one of our covenants in our SVB credit agreement which was waived by SVB.  In the event that we are unable to comply with these covenants in the future, we would seek an amendment or waiver of the covenants. We cannot assure you that any such waiver or amendment would be granted. In such event, we may be required to repay any or all of our existing borrowings, and we cannot assure you that we will be able to borrow under our existing credit agreements, or obtain alternative funding arrangements on commercially reasonable terms, or at all.

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

Our corporate headquarters, one of our data centers and co-location facilities, our third-party customer service and support facilities, and a research and development facility are located near known earthquake fault zones, and the occurrence of an earthquake, tsunami or other catastrophic disaster could damage our facilities or the facilities of our contractors, which could cause us to curtail our operations.

Our corporate headquarters, one of our data centers and one of our subsidiary’s co-location facilities are located in California, our third-party customer service call centers operated by our contractors are located in the Philippines, and one of our research and development facilities is located on the coast of China. All of these locations are on the Pacific Rim near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes and tsunamis. Additionally, our China facility, our third-party customer service and support facilities in the Philippines, and our CLEC subsidiary’s co-location facility in Florida are located in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 85% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, our pre-offering stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

None.

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

c) Use of Proceeds from Secondary Public Offering of Common Stock

On March 11, 2014, we closed our secondary public offering whereby 7,991,551 shares of Class A common stock, which included 2,791,551 shares of Class A common stock sold by us (including 791,551 shares of common stock from the exercise of the overallotment option of shares granted to the underwriters), and 5,200,000 shares of Class A common stock sold by the selling stockholders, were sold at a price of $21.50 per share. The offer and sale of all of the shares in the secondary public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194132). Goldman, Sachs & Co., J.P. Morgan, BofA Merrill Lynch, Raymond James, William Blair, Oppenheimer & Co., Macquarie Capital, and Northland Capital Markets acted as the underwriters. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us after deducting underwriting discounts and commissions of $2.9 million and offering expenses payable by us of $1.1 million, were $56.1 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 5, 2014 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

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

RingCentral, Inc.
Date: August 1, 2014	By:	/s/ Clyde Hosein
Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)