Form 10-Q
period 2014-09-30
RingCentral Inc
filed 2014-11-03
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 28, 2014, there were 49,769,673 shares of Class A Common Stock issued and outstanding and 18,344,298 shares of Class B Common Stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$120,691	$116,378
Short-term investments	28,662	—
Accounts receivable, net	7,443	3,045
Inventory	2,012	2,111
Prepaid expenses and other current assets	8,369	5,214
Total current assets	167,177	126,748
Property and equipment, net	25,862	16,660
Other assets	2,866	1,777
Total assets	$195,905	$145,185
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$5,700	$4,414
Accrued liabilities	31,659	20,559
Current portion of capital lease obligation	615	347
Current portion of long-term debt	18,489	9,871
Deferred revenue	23,415	16,552
Total current liabilities	79,878	51,743
Long-term debt	8,750	24,356
Sales tax liability	3,953	3,988
Capital lease obligation	618	247
Other long-term liabilities	2,771	1,336
Total liabilities	95,970	81,670

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock	7	6
Additional paid-in capital	268,189	193,574
Accumulated other comprehensive loss	(286)	(310)
Accumulated deficit	(167,975)	(129,755)
Total stockholders' equity	99,935	63,515
Total liabilities and stockholders' equity	$195,905	$145,185

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Services	$51,951	$37,925	$143,668	$104,669
Product	4,993	4,009	14,325	10,494
Total revenues	56,944	41,934	157,993	115,163
Cost of revenues:
Services	14,799	12,080	43,305	34,178
Product	4,606	3,888	13,546	10,189
Total cost of revenues	19,405	15,968	56,851	44,367
Gross profit	37,539	25,966	101,142	70,796
Operating expenses:
Research and development	11,931	8,150	32,478	24,260
Sales and marketing	26,697	18,889	76,342	52,355
General and administrative	9,725	7,078	28,184	24,859
Total operating expenses	48,353	34,117	137,004	101,474
Loss from operations	(10,814)	(8,151)	(35,862)	(30,678)
Other income (expense), net:
Interest expense	(505)	(995)	(1,582)	(2,222)
Other income (expense), net	(648)	348	(592)	102
Other income (expense), net	(1,153)	(647)	(2,174)	(2,120)
Loss before provision (benefit) for income taxes	(11,967)	(8,798)	(38,036)	(32,798)
Provision (benefit) for income taxes	19	54	184	(66)
Net loss	$(11,986)	$(8,852)	$(38,220)	$(32,732)
Net loss per common share:
Basic and diluted	$(0.18)	$(0.36)	$(0.58)	$(1.41)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	67,800	24,452	66,313	23,290

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(11,986)	$(8,852)	$(38,220)	$(32,732)
Other comprehensive loss:
Foreign currency translation adjustments, net	387	(313)	57	(69)
Unrealized loss on available-for-sale securities	(34)	-	(34)	-
Comprehensive loss	$(11,633)	$(9,165)	$(38,197)	$(32,801)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(38,220)	$(32,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,409	6,606
Share-based compensation	11,306	4,546
Noncash interest expense related to debt	194	412
Loss on disposal of assets	24	—
Deferred income tax	82	(45)
Changes in assets and liabilities:
Accounts receivable	(4,398)	198
Inventory	100	(1,202)
Prepaid expenses and other current assets	(3,155)	(4,340)
Other assets	(1,109)	(155)
Accounts payable	1,078	1,652
Accrued liabilities	11,318	(366)
Deferred revenue	6,863	4,283
Other liabilities	1,400	553
Net cash used in operating activities	(7,108)	(20,590)
Cash flows from investing activities:
Purchases of property and equipment	(15,169)	(9,024)
Purchases of available-for-sale securities	(28,696)	—
Restricted investments	—	(130)
Net cash used in investing activities	(43,865)	(9,154)
Cash flows from financing activities:
Net proceeds from secondary public offering of common stock	57,167	—
Net proceeds from debt agreements	—	22,907
Repayment of debt	(7,182)	(5,928)
Repayment of capital lease obligations	(509)	(312)
Proceeds from issuance of preferred stock warrants	—	1,625
Payment of offering costs	(1,219)	(1,773)
Proceeds from issuance of stock in connection with stock plans	7,010	835
Net cash provided by financing activities	55,267	17,354
Effect of exchange rate changes on cash and cash equivalents	19	(22)
Net increase (decrease) in cash and cash equivalents	4,313	(12,412)
Cash and cash equivalents:
Beginning of period	116,378	37,864
End of period	$120,691	$25,452
Supplemental disclosure of cash flow data:
Cash paid for interest	$956	$1,187
Cash paid for income taxes	82	31
Noncash investing and financing activities:
Change in liability for unvested exercised options	$37	$95
Issuance of common stock in connection with legal settlement	—	257
Accrued liability for deferred offering costs	—	2,135
Conversion of convertible preferred stock into common stock	—	74,020
Reclassification of preferred stock warrants from liability to equity	—	820
Equipment purchased and unpaid at period end	1,095	570
Equipment acquired under capital lease	1,149	—

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

Public Offerings

On October 2, 2013, the Company completed its initial public offering (the “IPO”) and sold 8,625,000 shares of Class A common stock to the public, including the underwriters’ overallotment option of 1,125,000 shares of Class A common stock and 80,000 shares of Class A common stock sold by selling stockholders, at a price of $13.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190815) (the “Initial Registration Statement”). The Company received aggregate proceeds of $103,309,000 from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3,888,000.

On March 11, 2014, the Company completed a secondary public offering and sold 7,991,551 shares of Class A common stock to the public, including 791,551 of the underwriters’ overallotment option and 5,200,000 shares of Class A common stock sold by selling stockholders, at a price of $21.50 per share. The offer and sale of all of the shares in the secondary public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194132) (the “Secondary Registration Statement”). The Company received aggregate proceeds of $57,167,000 from the secondary public offering, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $1,050,000.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2014. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance is a result of a joint project with the International Accounting Standards Board (the “IASB”) to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grand-date fair value of the award. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company believes the adoption of this standard will not have a material impact on its consolidated financial statements because it does not anticipate granting share-based payment awards with performance targets that can be achieved after the requisite service period.

Note 2. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Cash	$20,338	$34,561
Money market funds	100,353	81,817
Total cash and cash equivalents	$120,691	$116,378

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accounts receivable	$6,058	$2,192
Unbilled accounts receivable	1,490	992
Allowance for doubtful accounts	(105)	(139)
Accounts receivable, net	$7,443	$3,045

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Computer hardware and software	$43,271	$30,449
Internal-use software development costs	5,283	4,636
Furniture and fixtures	1,997	1,127
Leasehold improvements	2,866	859
Property and equipment, gross	53,417	37,071
Less: accumulated depreciation	(27,555)	(20,411)
Property and equipment, net	$25,862	$16,660

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

 Accrued liabilities consisted of (in thousands):

	September 30,	December 31,
	2014	2013
Accrued compensation and benefits	$8,874	$5,660
Accrued sales, use and telecom related taxes	5,963	3,967
Accrued expenses	15,554	10,168
Other	1,268	764
Total accrued liabilities	$31,659	$20,559

Note 3. Fair Value of Financial Instruments

The Company carries certain financial assets consisting of money market funds, certificates of deposit, commercial paper and corporate debt securities at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	Balance at
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$100,353	$94,057	$6,296	$—
Short-term investments:
Corporate debt securities	$26,666	$26,666	$—	$—
Commercial paper	$1,996	$—	$1,996	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

	Balance at
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$81,817	$72,717	$9,000	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

During the three months ended September 30, 2014, the Company purchased investments in commercial paper and corporate debt securities with original maturities ranging from 4 to 15 months. Management determines the appropriate categorization of its investments at the time of purchase and reevaluates classification at each reporting date. At September 30, 2014, all investments were designated as available-for-sale and reported at fair value based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, all of our investments held at September 30, 2014, including securities with maturities beyond twelve months, were classified as current assets in the accompanying condensed consolidated balance sheet.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2014, available-for-sale securities consisted of the following (in thousands):

	Available-for-Sale Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$26,700	$—	$(34)	$26,666
Commercial paper	1,996	—	—	1,996
Total	$28,696	$—	$(34)	$28,662

The expected maturities of our investments in available-for-sale securities at September 30, 2014 are shown below (in thousands):

Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Due in less than one year	$26,362	$26,331
Due in one to five years	2,334	2,331
Total	$28,696	$28,662

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

Note 4. Debt

As of September 30, 2014, the Company’s debt is comprised of borrowings under loan and security agreements, as amended, with Silicon Valley Bank (“SVB”) and TriplePoint Capital LLC (“TriplePoint”).

SVB Loan Agreement

Under the SVB agreement, the Company has two outstanding growth capital term loans (i.e., “the 2012 term loan” and “the 2013 term loan”), and a revolving line of credit.

The 2012 term loan was borrowed in March 2012 with a principal amount of $8,000,000, which is being repaid in 36 equal monthly installments of principal and interest. Under the 2012 term loan, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and, based on cash balances maintained with SVB at September 30, 2014, the current interest rate is 3.5%. In addition, a final terminal payment equal to 0.5% of the original loan principal, or $40,000, is due at maturity. The remaining principal balance and the final terminal payment are classified as current liabilities in the accompanying condensed consolidated balance sheet because the loan matures March 2015. As of September 30, 2014, the outstanding principal balance of the 2012 term loan was $1,333,000. As of September 30, 2014, the unamortized discount on the 2012 term loan was $6,000 which is recorded in the current portion of long-term debt line in the accompanying condensed consolidated balance sheet.

The 2013 term loan was borrowed on December 31, 2013 with a principal amount of $15,000,000, which is being repaid in 48 equal monthly installments of principal and interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at September 30, 2014, the current interest rate is 4.0%. As of September 30, 2014, the outstanding principal balance of the 2013 term loan was $12,500,000.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The revolving line of credit provides for a maximum borrowing of up to $15,000,000 subject to limits based on the outstanding principal balance of the 2012 term loan and recurring subscription revenue amounts as defined in the agreement. The recurring subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at September 30, 2014, the current interest rate is 3.5%. All outstanding principal and unpaid interest must be repaid by August 13, 2015. The outstanding principal balance is classified as a current liability in the accompanying condensed consolidated balance sheet because the loan matures August 2015. As of September 30, 2014, the outstanding principal balance and the available borrowing capacity of the line of credit were $10,778,000 and $2,889,000, respectively. As of September 30, 2014, the unamortized discount on the revolving line of credit was $205,000 which is recorded in the current portion of long-term debt line in the accompanying condensed consolidated balance sheet.

The Company has pledged all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB agreement. The SVB agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement also contains customary affirmative covenants, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $10,000,000 or three times the Company’s quarterly cash burn rate, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On June 17, 2014, the Company adjusted certain financial covenant thresholds to expand its ability to invest in certain foreign subsidiaries. The Company was in compliance with all covenants under its credit agreement with SVB as of September 30, 2014.

TriplePoint Loan Agreement

Under the equipment loan and security agreement with TriplePoint, the Company borrowed equipment term loans with aggregate principal of $9,691,000 in August 2012. The equipment term loans are being repaid in 36 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 5.75%. In addition, a final terminal payment is due at maturity equal to 10% of the original loan principal, or $970,000. The remaining principal balance and the final terminal payment are classified as current liabilities in the accompanying condensed consolidated balance sheet because the loan matures August 2015. As of September 30, 2014, the outstanding principal balance of the TriplePoint equipment term loan was $2,848,000. As of September 30, 2014, the unamortized discount on the revolving line of credit was $9,000 which is recorded in the current portion of long-term debt line in the accompanying condensed consolidated balance sheet.

The TriplePoint equipment loan and security agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The TriplePoint equipment loan and security agreement also contain customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. On June 17, 2014, the Company adjusted certain financial covenant thresholds to expand its ability to invest in certain foreign subsidiaries. The Company was in compliance with all covenants under its credit agreements with TriplePoint as of September 30, 2014.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Commitments and Contingencies

Leases

The Company leases facilities for office space under noncancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. In March 2014, the Company entered into a new lease for its office in Denver, Colorado for a total lease commitment of $4,653,000 through 2019 and lease incentives totaling $1,159,000. In May 2014, the Company entered into a new lease for its office in London, England for a total lease commitment of approximately $1,941,000 through 2019 with an option to extend through 2024. On September 25 2014, the Company entered into a new lease for its headquarters for a total lease commitment of $17,497,000 through 2021 and lease incentives totaling $1,486,000. The Company is currently occupying a small portion of the building and will take possession of the remainder of the building sometime in the first quarter of fiscal 2015. All agreements contain escalating monthly rental payments over the lease term, which will be amortized to rent expense on a straight-line basis over the lease term.

Sales Tax Liability

During 2010 and 2011, the Company increased its sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in the state. Prior to 2012, the Company did not collect sales taxes from customers on sales in all states. In the second quarter of 2012, the Company commenced collecting and remitting sales taxes on sales in all states so a loss contingency related to sales taxes exists for sales and marketing activities in 2010, 2011 and the six months ended June 30, 2012. As of September 30, 2014 and December 31, 2013, the Company had a balance for a long-term sales tax liability of $3,953,000 and $3,988,000, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

A current sales tax liability for noncontingent amounts expected to be remitted in the next twelve months of $4,441,000 and $3,451,000, is included in accrued liabilities as of September 30, 2014 and December 31, 2013, respectively.

Legal Matters

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of September 30, 2014 and December 31, 2013, there were no significant ongoing legal matters and the Company did not have any accrued liabilities recorded for such loss contingencies.

Note 6. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s consolidated statements of operations follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of services revenues	$330	$129	$974	$297
Research and development	926	367	2,426	884
Sales and marketing	1,396	330	3,661	734
General and administrative	1,546	1,384	4,245	2,631
Total share-based compensation expense	$4,198	$2,210	$11,306	$4,546

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of share-based compensation expense by award type follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Options	$2,740	$2,210	$7,812	$4,546
Employee stock purchase plan rights	273	—	1,203	—
Restricted stock units	1,185	—	2,291	—
Total share-based compensation expense	$4,198	$2,210	$11,306	$4,546

As of September 30, 2014 and December 31, 2013, there was approximately $20,456,000 and $22,439,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to nonvested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.5 years and 3.0 years, respectively.

Equity Incentive Plans

As of September 30, 2014 a total of 7,567,000 shares remained available for grant under the 2013 Plan. A summary of option activity under all of the Company’s equity incentive plans at September 30, 2014 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2013	11,156	$5.87	7.7	$139,484
Granted	935	15.88
Exercised	(2,437)	1.87
Canceled/Forfeited	(476)	6.03
Outstanding at September 30, 2014	9,178	$7.95	7.4	$47,452
Vested and expected to vest as of September 30, 2014	8,765	$7.84	7.4	$46,456
Exercisable as of September 30, 2014	4,730	$5.20	6.8	$36,024

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average grant date fair value per share	$5.56	$6.75	$6.42	$6.08
Total intrinsic value of options exercised	$3,944	$6,028	$26,429	$9,855

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest and dividend yield. The weighted-average assumptions used in the option pricing models in the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term for employees (in years)	4.6	6.1	4.4	6.1
Expected term for non-employees (in years)	7.0	10.0	7.0	10.0
Risk-free interest rate	1.56%	1.99%	1.38%	1.68%
Expected volatility	47%	54%	48%	54%
Expected dividend rate	0%	0%	0%	0%

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 29, 2014, the Compensation Committee of the Board of Directors approved an amendment to the 2013 Plan to decrease the contractual term of all equity awards issued from the 2013 Plan from 10 years to 7 years for all awards granted after January 29, 2014.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Class A common stock at a discount through payroll deductions of up to the lesser of 15% of their eligible compensation or $25,000 per calendar year, at not less than 90% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 3,000 shares during an offering period. The offering period starts on the first trading day on or after May 11th and November 11th of each year, except that the first offering period commenced on the first trading day following the effective date of the Company’s Initial Registration Statement, and the offering period ends six months after the beginning of the offering period, on the last trading day on or after May 10th and November 10th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 90% of the fair value of the Company’s common stock at the beginning of the six month offering period, and (ii) 90% of the fair value of the Company’s common stock at the end of the six month offering period. As of September 30, 2014, there was a total of $122,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At September 30, 2014, a total of 1,658,000 shares were available for issuance under the ESPP.

Restricted Stock Units

For the three and nine months ended September 30, 2014, we issued 266,000 and 1,192,000 restricted stock units of Class A common stock under the 2013 Plan with a weighted average grant date fair value of $13.61 and $16.35 per share. No restricted stock units were issued during the nine months ended September 30, 2013. As of September 30, 2014, there was a total of $18,030,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.6 years.

Note 7. Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenue is from the United States during the three and nine months ended September 30, 2014 and 2013. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. At September 30, 2014 and December 31, 2013, more than 87% and 84%, respectively, of the Company’s property and equipment was located in the United States, with no single country outside the United States representing more than 10% of property and equipment.

Note 8. Income Taxes

The provision (benefit) for income taxes for the three and nine months ended September 30, 2014 and 2013, was $19,000, $54,000, $184,000, and ($66,000), respectively. The provision for income taxes during the three and nine months ended September 30, 2014 and the three months ended September 30, 2013 consisted primarily of state minimum taxes, and foreign income taxes. The benefit for income taxes during the nine months ended September 30, 2013 consisted of foreign income taxes, state minimum taxes and recognition of a foreign tax credit.

For the three and nine months ended September 30, 2014 and 2013, the provision for income taxes differed from the U.S federal statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against all of the domestic and the majority of the foreign net deferred tax assets as of September 30, 2014 and December 31, 2013. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and nine months ended September 30, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, warrants to purchase common and preferred stock, stock options and restricted stock units, to the extent they are dilutive. Upon the effectiveness of the Initial Registration Statement and the filing of its Certificate of Incorporation in Delaware on September 26, 2013, all outstanding preferred stock and warrants to purchase preferred stock were converted to common stock and warrants to purchase common stock, respectively. For the three and nine months ended September 30, 2014 and 2013, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Numerator
Net loss	$(11,986)	$(8,852)	$(38,220)	$(32,732)
Denominator
Weighted-average common shares for basic and diluted net loss per share	67,800	24,452	66,313	23,290
Basic and diluted net loss per share	$(0.18)	$(0.36)	$(0.58)	$(1.41)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Shares of common stock issuable upon conversion of warrants	—	502	—	502
Shares of common stock subject to repurchase	18	49	18	49
Shares of common stock issuable under equity incentive awards outstanding	10,284	11,085	10,284	11,085
Potential common shares excluded from diluted net loss per share	10,302	11,636	10,302	11,636

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

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for business communications. We believe that our innovative, cloud-based approach disrupts the large market for business communications solutions by providing flexible and cost-effective services that support distributed workforces, mobile employees and the proliferation of “bring-your-own” communications devices. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce. RingCentral Office, our flagship service, is a multi-user, enterprise-grade communications solution that enables our customers and their employees to communicate via different channels and on multiple devices, including smartphones, tablets, PCs and desk phones. We sell RingCentral Office in three editions: Standard, Premium and Enterprise. Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, integration with Dropbox, Box, Google Drive and Microsoft Office and Outlook, and conferencing capabilities. Our Premium Edition includes the Standard Edition functionality together with Salesforce CRM integration, automatic call recording and premium support. Our Enterprise Edition was launched in 2013 which includes the Premium Edition functionality together with multipoint HD video and web conferencing and online meetings functionality. During May 2014, these new features (multipoint HD video and web conferencing and online meetings) were added to our Standard and Premium editions. All editions vary in the number of toll-free minutes and number of meeting attendees.

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

Our subscription plans have historically had monthly or annual contractual terms and approximately 90% of our current customers are on monthly contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, our fees for subscription plans have been billed in advance via credit card. However, as the number of RingCentral Office customers with more users grows, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. A significant component of our accounts receivable is derived from resellers. For the three and nine months ended September 30, 2014 and 2013, services revenues accounted for more than 90% of our total revenues. The remainder of our revenues is primarily comprised of product revenues from the sale of pre-configured office phones, which we offer as a convenience to our customers in connection with subscriptions to our services.

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

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office service offering, which has resulted in an increased number of customers, increased average subscription revenues per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of users per customer generally correlates closely to the number of employees within a customer account. As of September 30, 2014, we had over 300,000 customers from industries including advertising, finance, healthcare, legal services, non-profit organizations, real estate, retail and technology, and ranging in size from businesses with fewer than 10 users to more than 1,500 users. In October of 2013, we launched RingCentral Office in the United Kingdom. For the three and nine months ended September 30, 2014 and 2013, 99% of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the United Kingdom and beyond.

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

We have experienced significant growth in recent periods, with total revenues of $78.9 million, $114.5 million and $160.5 million in 2011, 2012 and 2013, respectively, generating year-over-year increases of 45% and 40%, respectively. We have continued to make significant expenditures and investments, including those in research and development, infrastructure and operations and incurred net losses of $13.9 million, $35.4 million and $46.1 million, in 2011, 2012 and 2013, respectively. For the three months ended September 30, 2014 and 2013, our total revenues were $56.9 million and $41.9 million, respectively, representing a year-over-year increase of 36%. For the nine months ended September 30, 2014 and 2013, our total revenues were $158.0 million and $115.2 million, respectively, representing a year-over-year increase of 37%. For the three months ended September 30, 2014 and 2013, our net losses were $12.0 million and $8.9 million, respectively, and for the nine months ended September 30, 2014 and 2013, our net losses were $38.2 million and $32.7 million, respectively.

Key Business Metrics

In addition to generally accepted accounting principles, or U.S. GAAP, financial measures such as total revenues, gross margin and cash flows from operations, we regularly review a number of key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. We discuss revenues and gross margin under “Results of Operations” and cash flow from operations under “Liquidity and Capital Resources.” Other key business metrics are discussed below.

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions is a leading indicator of our anticipated services revenues. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions in effect at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2014 were $18.3 million. As such, our Annualized Exit Monthly Recurring Subscriptions at September 30, 2014 were $219.8 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship service offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at September 30, 2014 were $153.7 million.

Net Monthly Subscription Dollar Retention Rate

We believe that our Net Monthly Subscription Dollar Retention Rate provides insight into our ability to retain and grow services revenues, as well as our customers’ potential long-term value to us. We believe that our ability to retain our customers and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and we use these trends in order to formulate financial projections and make strategic business decisions. We define our Net Monthly Subscription Dollar Retention Rate as (i) one plus (ii) the quotient of Dollar Net Change divided by Average Dollar Monthly Recurring Subscriptions.

We define Dollar Net Change as the quotient of (i) the difference of our Monthly Recurring Subscriptions at the end of a period minus our Monthly Recurring Subscriptions at the beginning of a period minus our Monthly Recurring Subscriptions at the end of the period from new customers we added during the period, (ii) all divided by the number of months in the period. We define our Average Monthly Recurring Subscriptions as the average of the Monthly Recurring Subscriptions at the beginning and end of the measurement period.

As an illustrative example, if our Monthly Recurring Subscriptions were $118 at the end of a quarterly period and $100 at the beginning of period, and $20 at the end of the period from new customers we added during the period, then the Dollar Net Change would be equal to ($0.67), or the amount equal to the difference of $118 minus $100 minus $20, all divided by three months. Our Average Monthly Recurring Subscriptions would equal $109, or the sum of $100 plus $118, divided by two. Our Net Monthly Subscription Dollar Retention Rate would then equal 99.4%, or approximately 99%, or one plus the quotient of the Dollar Net Change divided by the Average Monthly Recurring Subscriptions.

Our key business metrics for the five quarterly periods ended September 30, 2014 were as follows (dollars in millions):

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	~99%	~99%	~99%
Annualized Exit Monthly Recurring Subscriptions	$219.8	$203.7	$187.7	$173.2	$160.6
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$153.7	$139.2	$125.8	$112.3	$100.5

Results of Operations

The following tables show our results of operations in dollars and as a percentage of our total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Services	$51,951	$37,925	$143,668	$104,669
Product	4,993	4,009	14,325	10,494
Total revenues	56,944	41,934	157,993	115,163
Cost of revenues:
Services	14,799	12,080	43,305	34,178
Product	4,606	3,888	13,546	10,189
Total cost of revenues	19,405	15,968	56,851	44,367
Gross profit	37,539	25,966	101,142	70,796
Operating expenses:
Research and development	11,931	8,150	32,478	24,260
Sales and marketing	26,697	18,889	76,342	52,355
General and administrative	9,725	7,078	28,184	24,859
Total operating expenses	48,353	34,117	137,004	101,474
Loss from operations	(10,814)	(8,151)	(35,862)	(30,678)
Other income (expense), net:
Interest expense	(505)	(995)	(1,582)	(2,222)
Other income (expense), net	(648)	348	(592)	102
Other income (expense), net	(1,153)	(647)	(2,174)	(2,120)
Loss before provision (benefit) for income taxes	(11,967)	(8,798)	(38,036)	(32,798)
Provision (benefit) for income taxes	19	54	184	(66)
Net loss	$(11,986)	$(8,852)	$(38,220)	$(32,732)

Percentage of Total Revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Services	91%	90%	91%	91%
Product	9	10	9	9
Total revenues	100	100	100	100
Cost of revenues:
Services	26	29	27	30
Product	8	9	9	9
Total cost of revenues	34	38	36	39
Gross margin	66	62	64	61
Operating expenses:
Research and development	21	19	21	21
Sales and marketing	47	45	48	45
General and administrative	17	17	18	22
Total operating expenses	85	81	87	88
Loss from operations	(19)	(19)	(23)	(27)
Other income (expense), net:
Interest expense	(1)	(2)	(1)	(2)
Other income (expense), net	(1)	—	—	—
Other income (expense), net	(2)	(2)	(1)	(2)
Loss before provision (benefit) for income taxes	(21)	(21)	(24)	(29)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(21)%	(21)%	(24)%	(29)%

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013 (dollars in thousands):

Revenues

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues:
Services	$51,951	$37,925	$14,026	37%	$143,668	$104,669	$38,999	37%
Product	4,993	4,009	984	25%	14,325	10,494	3,831	37%
Total revenues	$56,944	$41,934	$15,010	36%	$157,993	$115,163	$42,830	37%
Percentage of revenues:
Services	91%	90%			91%	91%
Product	9	10			9	9
Total	100%	100%			100%	100%

Services revenues increased for the three and nine months ended September 30, 2014 primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our services revenues mix contained a higher proportion of RingCentral Office customers for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, which carry a higher monthly subscription rate versus our other service offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers made a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varied significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our services, driven by increases in our sales and marketing expenditures of 41% and 46% for the three and nine months ended September 30, 2014 compared to the similar respective periods of the prior year, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our services.

Product revenues increased for the three and nine months ended September 30, 2014 compared to the similar respective periods of the prior year primarily due to increased phone sales driven by the growth of new customers of RingCentral Office, to whom we sell more phones compared to customers that purchase our other service offerings.

Cost of Revenues and Gross Margin

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of revenues:
Services	$14,799	$12,080	$2,719	23%	$43,305	$34,178	$9,127	27%
Product	4,606	3,888	718	18%	13,546	10,189	3,357	33%
Total cost of revenues	$19,405	$15,968	$3,437	22%	$56,851	$44,367	$12,484	28%
Gross margin:
Gross margin %	66%	62%			64%	61%

Cost of services revenues increased for the three and nine months ended September 30, 2014 compared to the similar respective periods of the prior year primarily due to increases in personnel costs for employees and contractors of $1.4 million and $3.4 million, including increased share-based compensation expenses of $0.2 million and $0.7 million, respectively; and increases of $0.6 million and $3.6 million in third-party telecommunications service provider fees, and increases of $0.3 million and $0.4 million in depreciation expense, respectively. Average ending headcount for the three months ended September 30, 2014 was flat period over period and increased 6% for the nine months ended September 30, 2014. The higher personnel costs for the three and nine months ended September 30, 2014 compared to the similar respective periods of the prior year were primarily due to a higher percentage mix of full-time employees versus contractors. The higher third-party telecommunications service provider fees are a function of higher call traffic generated by our growing customer base. The increases in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our service offerings, while also supporting the growth in new customers and increased usage of our services by our customer base.

Cost of product revenues increased for the three and nine months ended September 30, 2014 compared to the similar respective periods of the prior year due to an increase in phone sales, which was primarily driven by the growth in new RingCentral Office customers. Phone sales for the three and nine months ended September 30, 2014 increased by 25% and 37%, respectively, compared to the similar respective periods of the prior year.

Our gross margin was 66% and 62% for the three months ended September 30, 2014 and 2013, respectively, and 64% and 61% for the nine months ended September 30, 2014 and 2013, respectively. The improvement in gross margin for the three and nine months ended September 30, 2014 compared to the similar respective periods of the prior year was primarily due to a reduction in per usage fees that we paid to third-party telecommunications service providers as a result of increased call traffic and economies of scale obtained in our operations personnel and infrastructure, partially offset by increased product sales which carry low gross margin percentages.

Research and Development

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Research and development	$11,931	$8,150	$3,781	46%	$32,478	$24,260	$8,218	34%
Percentage of total revenues	21%	19%			21%	21%

Research and development expenses increased for the three and nine months ended September 30, 2014 compared to the similar respective periods of the prior year primarily due to increases in personnel costs for employees and contractors of $3.1 million and $7.5 million, including increased share-based compensation expenses of $0.6 million and $1.5 million, respectively. The higher personnel costs for the three and nine months ended September 30, 2014 compared to the similar respective periods of the prior year were primarily due to 25% and 13% increases in ending average headcount, respectively. The increases in research and development headcount were in support of the development of additional software development projects for our cloud-based and mobile applications.

We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in future software development projects for our cloud-based and mobile applications.

Sales and Marketing

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales and marketing	$26,697	$18,889	$7,808	41%	$76,342	$52,355	$23,987	46%
Percentage of total revenues	47%	45%			48%	45%

Sales and marketing expenses increased for the three and nine months ended September 30, 2014 compared to the similar respective periods of the prior year primarily due to increases in personnel costs for employees and contractors of $3.9 million and $11.5 million, including higher share-based compensation expenses of $1.1 million and $2.9 million, respectively; and increases in other sales and marketing related activities of $3.2 million and $9.9 million, respectively. The higher personnel costs for the three and nine months ended September 30, 2014 compared to the similar respective periods of the prior year were primarily due to 20% and 14% increases in ending average headcount, respectively. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. The increases in other sales and marketing related activities for the three and nine months ended September 30, 2014 compared to the similar respective periods of the prior year relate primarily to increases in third-party sales commissions of $1.3 million and $4.1 million and increases in internet advertising costs of $1.2 million and $2.6 million, respectively. The increases in sales and marketing headcount and other expense categories described herein were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and United Kingdom markets.

We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in the North American and United Kingdom markets.

General and Administrative

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
General and administrative	$9,725	$7,078	$2,647	37%	$28,184	$24,859	$3,325	13%
Percentage of total revenue	17%	17%			18%	22%

General and administrative expenses increased for the three months ended September 30, 2014 compared to the similar period of the prior year primarily due to increases in personnel costs for employees and contractors of $1.3 million in the current period combined with an insurance recovery of $1.2 million recorded in the three months ended September 30, 2013 that did not recur in the current period. The insurance recovery relates to the CallWave Communications, LLC, or CallWave legal settlement matter. During the third quarter of 2013, the Company paid substantially all of the cash consideration due under the settlement, which was accrued for in a prior period and recorded a credit to general and administrative expense of $1.2 million to reflect the final cost of the settlement net of insurance recovery. The $1.3 million increase in personnel costs for employees and contractors, including share-based compensation expenses of $0.2 million were primarily due to an increase of 25% in ending average headcount. The increase in headcount is a result of our operations as a public company, including costs incurred to comply with the rules and regulations applicable to companies listed on a national securities exchange and compliance and reporting obligations pursuant to the rules and regulations of the SEC.

General and administrative expenses for the nine months ended September 30, 2014 increased compared to the similar period in the prior year primarily due to higher personnel costs for employees and contractors of $6.2 million in the current period offset by legal contingency charges of $3.1 million recorded in the nine months ended September 30, 2013 that did not recur in the current period. The legal contingency charges primarily relate to the CallWave legal settlement matter, which was accrued for in the three months ended June 30, 2013 and paid out in the three months ended September 30, 2013. The $6.2 million increase in personnel costs for employees and contractors, including share-based compensation expenses of $1.6 million were primarily due to an increase of 24% in ending average headcount. The increase in headcount is a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Other Income and Expense, net

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Other income (expense), net:
Interest expense	$(505)	$(995)	$(490)	(49)%	$(1,582)	$(2,222)	$(640)	(29)%
Other income (expense), net	$(648)	$348	$996	286%	$(592)	$102	$694	680%

Other income (expense), net for the three and nine months ended September 30, 2014 increased compared to similar respective periods of the prior year primarily due to higher foreign currency exchange losses partially offset by lower interest expense. The increase in foreign currency exchange losses is a result of the weakening British Pound, Euro and Swiss Franc relative to the US dollar period over period. The decrease in interest expense is a result of lower debt balances period over period combined with the refinancing of certain debt obligations to a lower interest rate on December 31, 2013.

Liquidity and Capital Resources

To date, we have financed our operations primarily through sales to our customers, private placements of our preferred stock, proceeds from issuance of stock under our stock plans, proceeds from issuance of debt and proceeds from our initial and secondary public offerings. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next 12 months. As of September 30, 2014 and December 31, 2013, we had $120.7 million and $116.4 million, respectively, of cash and cash equivalents.

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

A significant majority of our customers are on 30-day subscription periods and billed at the beginning of each subscription period via credit card. Some of our customers enter into subscription periods longer than 30 days. A small number of our customers are invoiced net 30 days. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue primarily consists of the unearned portion of billed fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of September 30, 2014 and December 31, 2013, we had deferred revenue of $23.4 million and $16.6 million, respectively. We will recognize this deferred revenue when all of the revenue recognition criteria are met within the next 12 months.

As of September 30, 2014, the carrying value of notes payable totaled $27.2 million. The balance consists of $13.8 million in term loans under an amended loan and security agreement with Silicon Valley Bank, or SVB, $10.6 million under a revolving line of credit pursuant to an amended loan and security agreement with SVB, and $2.8 million from TriplePoint Capital LLC, or TriplePoint, under an equipment term loan.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, international expansion, research and development, litigation, increased general and administrative expenses to support the anticipated growth in our operations, including being a public company, capital equipment required to support our growing headcount and equipment required in connection with our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine months ended
	September 30,
	2014	2013

Net cash used in operating activities	$(7,108)	$(20,590)
Net cash used in investing activities	(43,865)	(9,154)
Net cash provided by financing activities	55,267	17,354

Net Cash Used in Operating Activities

Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software, the amount and timing of customer payments, as well as the amount and timing of payments to our vendors. For all of the periods presented, we experienced increases in customer acquisition costs combined with increases in investments in personnel and infrastructure, all of which have significantly exceeded the growth in our customer base, driving net losses from operations. Cash used in operating activities has historically come from net losses offset by non-cash expense items, such as depreciation and amortization of property and equipment, and share-based compensation, as well as working capital sources of cash driven by increases in accounts payable, accrued liabilities and deferred revenue. As we continue to invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, we expect to continue to use cash in our operating activities.

Net cash used in operating activities decreased by $13.5 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, primarily due to increases in sources of cash from operations of $23.2 million offset by decreases in sources of cash from operations of $10.1 million. The increases in sources of cash are composed of: $1.3 million from inventory; $11.7 million from accrued liabilities; $2.6 million from deferred revenue; and $7.6 million in non-cash charges, including depreciation, amortization, and share based compensation expenses. The decreases in sources of cash are composed of: $4.6 million from accounts receivable; and an increase in net loss of $5.5 million. The changes in accrued liabilities result primarily from the timing of payments to our vendors. The higher net loss and non-cash charges reflect the investments we have made in our business and infrastructure to support expected future growth. The higher deferred revenue, higher inventory and higher accounts receivable balances reflect the overall growth in our business with larger customers and resellers.

Net Cash Used in Investing Activities

Our primary financing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities increased by $34.7 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, primarily due to a $6.1 million increase in use of cash related to purchases of property and equipment and a $28.7 million increase in use of cash related to purchases of available-for-sale securities. Additional investments in capital equipment are necessary to support additional capacity in our platform to support our increasing customer base, as well to support the increase in headcount levels in all functions of our business. We invested a portion of our cash in available-for-sale securities in order to generate higher returns on our investment portfolio.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of private placements of our preferred stock, proceeds from issuance of stock under our stock plans, proceeds from issuance of debt, as well as proceeds from our initial and secondary public offerings completed in October 2013 and March 2014, respectively.

Net cash provided by financing activities increased by $37.9 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, primarily due to increases in sources of cash of $62.3 million offset by decreases in sources of cash of $24.2 million. The increases in sources of cash are composed of $56.1 million in proceeds from our secondary public offering in March 2014 (net of underwriters’ discounts and commissions and offering expenses paid by us) and a $6.2 million increase in proceeds from the issuance of common stock in connection with the our stock plans. These sources of cash were higher period over period primarily because we were a public company for the entire nine month period ended September 30, 2014 and we were able to raise money from the issuance of our common stock. These increases in sources of cash were offset by a $22.9 million decrease in sources of cash from borrowings combined with a $1.3 million increase in use of cash for repayment of debt. Sources of cash from bank borrowings decreased period over period because we did not borrow any money during the nine months ended September 30, 2014. Principal repayments of debt increased period over period because we made principal payments during the nine months ended September 30, 2014 for the $15.0 million we borrowed under our 2013 Term Loan with Silicon Valley Bank on December 31, 2013, which is required to be repaid in 48 equal monthly installments of principal and interest.

Backlog

We have generally signed monthly and annual subscription contracts for our services. The timing of our invoices to our customers is a negotiated term and thus varies among our service contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent monthly or annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Our subscription plans have monthly, annual, and multiple-year contractual terms, however approximately 90% of our current customers are on monthly contractual terms. Accordingly, the vast majority of our customers have average non-cancelable terms of 30 days or less. The change in backlog that results from changes in the average non-cancelable term of our subscription arrangements may not be an indicator of the likelihood of renewal or expected future revenues and therefore we do not utilize backlog as a key management metric internally and do not believe that it is a meaningful measurement of our future revenues.

Contractual Obligations and Commitments

Except as set forth below and in Note 5 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013. In March 2014, we entered into a new lease for its office in Denver, Colorado for approximately 40,000 square feet for a total lease commitment of $4.7 million through 2019 and lease incentives totaling $1.2 million. In May 2014, we entered into a new lease for our office in London, England for approximately 8,500 square feet for a total lease commitment of approximately $1.9 million through 2019. On September 25 2014, we entered into a new lease for our headquarters for approximately 84,000 square feet for a total lease commitment of $17.5 million through 2021 and lease incentives totaling $1.5 million. The Company is currently occupying 10,000 square feet and will take possession of the remainder of the 84,000 square foot building sometime in the first quarter of fiscal 2015.

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

Off-balance Sheet Arrangements

During the nine months ended September 30, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations and contractors are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, UK, Switzerland, the Netherlands and China. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2013, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements. As of September 30, 2014, a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have had an impact of approximately $0.9 million on our historical consolidated financial statements.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $149.4 million and $116.4 million as of September 30, 2014 and December 31, 2013, respectively. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Our short-term investments are held in commercial paper and corporate debt securities and designated as available-for-sale. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the three and nine months ended September 30, 2013 and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of December 31, 2013, we had approximately $29.1 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease in the applicable interest rate would have had a $2.9 million impact on our annual interest expense. As of September 30, 2014, we had approximately $24.6 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease in the applicable interest rate would have had an impact of approximately $2.5 million on our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of September 30, 2014, there were no significant ongoing legal matters and we did not have any accrued liabilities recorded for such loss contingencies.

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

We have incurred substantial net losses since our inception, including net losses of $13.9 million for fiscal 2011, $35.4 million for fiscal 2012, $46.1 million for fiscal 2013 and $38.2 million for the nine months ended September 30, 2014, and had an accumulated deficit of $168.0 million as of September 30, 2014. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

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

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We also serve customers in the UK, and expect to serve customers in other European countries, from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland. In addition, RCLEC uses five third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service. Interruptions in our service may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Because our ability to attract and retain customers depends on our ability to provide customers with a highly reliable service, even minor interruptions in our service could harm our brand and reputation and have a material adverse effect on our business.

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

In December 2010, the Federal Communications Commission, or FCC, adopted net neutrality rules that make it more difficult for broadband Internet access service providers to block, degrade or discriminate against our services. These rules apply to wired broadband Internet providers, but not all of the rules apply to wireless broadband service. In January 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated portions of the FCC’s net neutrality rules relating to anti-discrimination and anti-blocking. On May 15, 2014, the FCC released a Notice of Proposed Rulemaking to consider the court’s decision and what actions the FCC should take in response. We cannot predict the outcome of this rulemaking or whether any new rules, if any are adopted, will be subject to a legal appeal. An FCC decision allowing broadband internet providers to charge web-based services such as ours for priority access to customers could result in increased costs and a loss of existing users, which could impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

We also maintain sensitive data related to our employees, strategic partners, and customers including intellectual property, proprietary business information and personally identifiable information on our own systems. We employ sophisticated security measures; however we may face threats across our infrastructure including unauthorized access, security breaches and other system disruptions.

It is critical to our business that our employees’, strategic partners’ and customers’ sensitive information remains secure and that our customers perceive that this information is secure. A cybersecurity breach could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber attack, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations, or increased cybersecurity protection costs that may have a material adverse effect on our business.

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

We have recently experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide, and improve and upgrade our systems and infrastructure to attract, service and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers and resellers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, given our expected growth, we expect to move our headquarters offices within the next three to four months, and we may open a sales office on the East Coast in the near future. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.

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
•

FCC rules regarding CPNI, which requires that we not use such information without customer approval, subject to certain exceptions and that we file annual certifications regarding CPNI protections; and

•	FCC rules requiring the monitoring and reporting of call quality and call completion rates to rural areas of the United States.

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

We are a provider of Internet voice telecommunications services in Canada. As a provider of Internet voice communications services, we, directly and through our Canadian subsidiary, are subject to regulation in Canada by the Canadian Radio-television and Telecommunications Commission, or CRTC. We are registered with the CRTC as a reseller of telecommunications services and have been issued a basic international telecommunications services, or BITS, license by the CRTC. As an Internet voice communications provider, we are subject to obligations imposed by the CRTC, including providing access to emergency calling services, providing access to operator assistance, directory information services, number portability, providing minimum customer information, charging customers certain regulatory charges and paying contribution charges. As a holder of a BITS license, we also must comply with various annual reporting requirements. We are also subject to Canadian federal privacy and anti-spam laws and provincial consumer protection legislation.

As a provider of electronic communications services in the UK, we, through our subsidiary, are subject to regulation in the UK by the Office of Communications, or Ofcom. Some of these regulatory obligations include providing access to emergency call services (E999/112) without charge; providing access to operator assistance, directories and directory enquiry services, offering contracts with minimum terms, providing and publishing certain information transparently, providing itemized billing, protecting customer information (including personal data); porting phone numbers upon a valid customer request and implementing a code of practice. We are required to comply with laws and matters relating to, among other things, competition law, distance selling, e-commerce and consumer protection. We must also comply with various reporting and recordkeeping requirements.

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

There are a number of federal, state, local and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Within the European Union, or EU, strict laws already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The EU model has been replicated in many jurisdictions outside the U.S., including Asia-Pacific Economic Cooperation countries. Regulators have the power to fine non-compliant organizations significant amounts. There are proposals to increase the maximum level of fines that EU regulators may impose to the greater of €100 million or 5% of worldwide annual sales. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. In Canada, new anti-spam legislation that prescribes certain rules regarding the use of electronic messages for commercial purposes took effect on July 1, 2014. This new law also contains provisions that will take effect in January 2015, imposing certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with the new Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, while our terms of service prohibit the use of our services to store Protected Health Information, or PHI (a category of information regulated under the US Health Insurance Portability and Accountability Act of 1996, or HIPAA), on a non-temporary basis and impose certain restrictions and conditions with respect to customers’ use of our services to transmit or receive PHI or to store PHI on a temporary basis, customers are able, and may be authorized under certain circumstances, to use our services to transmit, receive, and/or store PHI. In addition, RingCentral may execute Business Associate Agreements, or BAAs, which are HIPAA-defined contracts related to the security of PHI, with HIPAA-regulated customers. Noncompliance with laws and regulations relating to privacy and HIPAA or with contractual obligations under any BAAs may lead to significant fines, penalties or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our service and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our services, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries.

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

We provide E-911/999/112 service in compliance with the Ofcom, the CRTC and the FCC’s rules, as applicable, to substantially all of our customers’ interconnected VoIP lines. In some circumstances, 911/999/112 calls may be routed to a national emergency call center that routes the call to the appropriate PSAP. In addition, certain of our Internet voice communications services that work with mobile devices and are accessed through Wi-Fi networks may not be able to complete 911/999/112 calls. The FCC is considering requiring providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. In Canada, the CRTC requires providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. The adoption of such a requirement in the US could increase our costs and make our service more expensive, which could adversely affect our results of operations.

In May 2013, the FCC issued an order requiring all providers of interconnected text messaging services to provide, by September 30, 2013, an automatic bounce-back text message in situations where a consumer attempts to text message to 911 and text-to-911 is not available. We believe we are in compliance with this order. On August 13, 2014, the FCC released an order that requires providers of interconnected text messaging application, by December 31, 2014, to be capable of supporting the routing of text messages to 911 to the appropriate Public Safety Answering Point (PSAP). Covered text messaging providers will have until June 30, 2015, or six months from the date of a PSAP request, whichever is later, to implement the routing of text messages to 911 for that PSAP. We are working toward meeting these FCC deadlines but could be subject to enforcement action by the FCC if we did not receive a waiver from the FCC extending these deadlines.

In connection with the regulatory requirements that we provide E-911/999/112 to all of our interconnected VoIP customers, we must obtain from each customer, prior to the initiation of or changes to service, the physical locations at which the service will first be used for each VoIP line. For services that can be utilized from more than one physical location, we must provide customers one or more methods of updating their physical location. Because we do not validate the physical address at each location where the services may be used by our customers, and because customers may use the services in locations that differ from the registered location without providing us with the updated information, it is possible that E-911/999/112 calls may get routed to the wrong public safety answering point, or PSAP. We are also aware that certain customer registered addresses are incorrect, or may not have been updated. If E-911/999/112 calls or text messages are not routed to the correct PSAP, and if the delay results in serious injury or death, we could be sued and the damages substantial. We are evaluating measures to attempt to verify and update the addresses for locations where our services are used. The FCC is also considering requiring interconnected VoIP providers to automatically update subscriber location information, for purposes of routing 911 calls.

We could be subject to enforcement action by the FCC, the CRTC or Ofcom for our customer lines that cannot provide E-911/999/112 service. This enforcement action could result in significant monetary penalties and restrictions on our ability to offer non-compliant services.

Customers may in the future attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted or uncompleted emergency service calls or text messages. The New and Emerging Technologies 911 Improvement Act of 2008 provides that Internet voice communications providers and interconnected text messaging providers have the same protections from liability for the operation of 911 service as traditional wire-line and wireless providers. Limitations on liability for the provision of 911 service are normally governed by state law, and these limitations typically are not absolute. It is also unclear under the FCC’s rules whether the limitations on liability would apply to those customer lines for which we do not provide E-911 service. In the UK, by law we cannot limit our liability for any death or injury arising out of our negligence, including as a result of emergency service calls that are delayed, misrouted or uncompleted due to our negligence. In Canada, the CRTC does not permit any limitation of liability related to the provision of E-911 services that is due to our gross negligence or where negligence on the part of a service provider results in physical injury, death or damage to the customer's property or premises. In addition, Canadian provincial consumer protection laws may constrain our ability to limit liability to our non-business customers for any liability caused due to the 911 shortfalls inherent in Internet voice communications services. In the UK, by law we cannot limit our liability for any death or injury arising out of our negligence, including as a result of emergency service calls that are delayed, misrouted or uncompleted due to our negligence.

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

To date, we have not generated significant revenues from outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries, including software development operations in Russia and China, and software development and quality assurance operations in Ukraine, and we expect to grow our international revenues in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

•

fluctuations in currency exchange rates, which could reduce the amount of revenues we generate outside of the U.S. related to customer contracts that are denominated in local currencies of the countries we operate in, currently Canada and the U.K., or which could increase the expenses incurred in our operations or through our contractors outside the U.S. that are denominated in local currencies, currently the U.K., Russia, China and Ukraine;

•	exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;
•	restrictions on the transfer of funds;
•	our ability to effectively price our services in competitive international markets;
•	new and different sources of competition;
•

deterioration of political relations between the U.S. and other countries, particularly Russia, Ukraine, China and the Philippines; and including the possibility of a breakdown in diplomatic relations between the U.S. or the European Union and Russia or sanctions implemented by the U.S. or the European Union against Russia or vice versa, which could have a material adverse effect on our third-party software development operations in Russia; and

•

political or social unrest, economic instability, conflict or war in a specific country or region, such as the recent events in the Ukraine, including political demonstrations, the recent annexation of the Crimea region of Ukraine by Russia, the increasingly hostile relations between Russia and the Ukraine, and recent disruptions caused by Pro-Russian separatists in the Ukraine, which could have an adverse impact on our third-party software development and quality assurance operations there.

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

We are currently compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. For example, in connection with the audit of our consolidated financial statements for fiscal 2011, our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that our independent registered public accounting firm identified related to our lack of sufficient, qualified personnel in accounting and financial reporting matters to perform process level controls and other controls. We believe that we remediated this material weakness in 2012.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 79% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our pre-offering stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Office Lease, dated September 25, 2014, by and between the Company and JHR Marital Trust, JHR Bypass Trust, Harvey E. Chapman, Jr. Living Trust and Colleen C. Badell Living Trust	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

RingCentral, Inc.
Date: November 3, 2014	By:	/s/ Clyde Hosein
Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)