Form 10-K
period 2014-12-31
RingCentral Inc
filed 2015-02-27
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2014, based on the closing price of $15.13 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $617 million. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2015, there were 52,320,814 shares of Class A common stock and 16,437,570 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2015. Such Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

●	our future financial performance;
●	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
●	anticipated trends, developments and challenges in our business and in the markets in which we operate;
●	our ability to anticipate and adapt to future changes in our industry;
●	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;
●	maintaining and expanding our customer base;
●	maintaining, expanding and responding to changes in our relationships with other companies;
●	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
●	the impact of competition in our industry and innovation by our competitors;
●	our ability to sell our products;
●	our ability to expand our business to medium-sized and larger customers and internationally;
●	our ability to realize increased purchasing leverage and economies of scale as we expand;
●	the impact of seasonality on our business;
●	the impact of any failure of our solutions or solution innovations;
●	our reliance on our third-party service providers;
●	the potential effect on our business of litigation to which we may become a party;
●	our liquidity and working capital requirements;
●	our capital expenditure projections;
●	the estimates and estimate methodologies used in preparing our consolidated financial statements; and
●	the political environment and stability in the regions in which we or our subcontractors operate.

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

                                   Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for the way employees communicate in business. We believe that our innovative, cloud-based approach disrupts the large market for business communications solutions by providing flexible and cost-effective services that support distributed workforces, mobile employees and the proliferation of “bring-your-own” communications devices.

Traditionally, business communications has consisted of a series of inflexible, expensive, and disparate systems: on-premise hardware based private branch exchanges, or PBX systems, which are still prevalent in businesses today. The emergence of the cloud and the SaaS business model, combined with the proliferation of smart phones and tablets as well as the corresponding new paradigms in user experiences, is enabling a revolution in how people communicate. We believe RingCentral is poised to benefit from this structural shift. RingCentral’s cloud communications platform is designed from the ground-up, specifically for today’s dispersed and mobile workforce. We are integrating the ways employees communicate—voice calls through mobile and desktop devices, text messaging, and audio, video and web conferencing—from a single, easy-to-use carrier-grade SaaS platform. Further, we are developing application programming interfaces (API’s) to integrate our platform with other cloud solutions to better reflect the way we work today. By doing this in a unified fashion, we also substantially reduce the time to implement and total cost of ownership for our customers. Our solution provides a compelling value proposition in not only lowering both up-front and total overall costs, but also improving employee productivity by enabling businesses to tie together all of their locations and mobile employees under the umbrella of a single, easy to use cloud-based solution.

Our solutions have been developed with a mobile-centric approach and can be configured, managed and used from a smartphone or tablet. We have designed our user interfaces to be intuitive and easy to use for both administrators and end-users. We believe that we can provide substantial savings to our customers because our subscriptions do not require the significant upfront investment in on-premise infrastructure hardware or ongoing maintenance costs commonly associated with on-premise systems. Our solutions generally use existing broadband connections. We design our solutions to be delivered to our customers with high reliability and quality of service using our proprietary high-availability and scalable infrastructure. We have a differentiated business model that reduces the time and cost to purchase, activate and begin using our subscriptions.

We currently offer three products: RingCentral Office, RingCentral Professional, and RingCentral Fax. RingCentral Office is our flagship product, which we sell in three editions: Standard, Premium and Enterprise. Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, business analytics and reporting, audio, video, and web conferencing capabilities, and integration with other cloud-based business applications such as Box, Dropbox, Google for Work and Microsoft Office and Outlook. Our Premium and Enterprise Editions include the Standard Edition functionality together with additional software integrations with other cloud-based business applications such as Salesforce CRM, Zendesk and Desk.com, high-definition voice, more advanced call routing for our larger customers with multiple business units, automatic call recording. All editions also vary in the number of included toll-free minutes and number of concurrent video and web conference meeting attendees. RingCentral Professional is primarily an inbound call routing subscription with additional text and fax capabilities targeting smaller deployments, and RingCentral FAX is an Internet fax subscription that permits sending and receiving faxes over the Internet.

We primarily generate revenues by selling subscriptions for our cloud-based services. We focus on acquiring and retaining our customers and increasing their spending with us through adding additional users, upselling current customers to premium subscription editions, and providing additional features and functionality. We market and sell our subscriptions directly, through both our website and inside sales teams, as well as indirectly through a network of over 2,200 sales agents and resellers, including AT&T, which we refer to collectively as resellers. In addition to AT&T, we also signed agreements with TELUS in Canada and British Telecom in the United Kingdom as resellers of our cloud solutions.

We have a diverse and growing customer base across a wide range of industries, including advertising, consulting, finance, healthcare, legal, real estate, retail and technology.

Our Solutions

Our cloud-based business communications solutions provide a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones, and allow for communication across multiple channels, including voice, text, HD video and web conferencing and fax. Our proprietary solutions enable a more productive and dynamic workforce, and have been architected using industry standards to meet modern business communications requirements, including workforce mobility, “bring-your-own” communications device environments and multiple communications methods.

Our solutions are delivered using a high-availability and, scalable infrastructure and are designed for easy self-service activation, provisioning and management with minimal technical expertise or training required. Our solutions scale easily and rapidly, allowing our customers to add new users regardless of where they are located. They are generally affordable, requiring little to no upfront infrastructure hardware costs or ongoing maintenance and upgrade costs commonly associated with on-premise systems. RingCentral Office, our flagship offering, is a multi-user, enterprise-grade communications solution. We also offer RingCentral Professional, primarily an inbound call routing subscription with additional text and fax capabilities targeting smaller deployments, and RingCentral Fax, an Internet fax subscription that permits sending and receiving faxes over the Internet.

We believe that our solutions go beyond the core functionality of existing on-premise communications solutions by providing additional key benefits that address the changing requirements of business to allow business communications using voice, SMS, fax and HD video and web conferencing. The key benefits of our solutions include:

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

•

Lower Cost of Ownership.    We believe that our customers experience significantly lower cost of ownership compared to legacy on-premise systems. Using our cloud-based solutions, our customers can avoid the significant upfront costs of infrastructure hardware, software, ongoing maintenance and upgrade costs, and the need for dedicated and trained IT personnel to support these systems.

•

Seamless and Intuitive Integration with Other Cloud-Based Applications.    Cloud-based applications are proliferating within businesses of all sizes. Integration of these cloud-based business applications with legacy on-premise systems is typically complex and expensive, which limits the ability of businesses to leverage cloud-based applications. Our platform provides seamless and intuitive integration with multiple popular cloud-based business applications such as Salesforce CRM and Zendesk.

Our Products

Our products are RingCentral Office, RingCentral Professional and RingCentral Fax which we sell as monthly subscriptions to our customers. RingCentral Office is our most comprehensive solution and provides our full suite of features and functionality for businesses, while RingCentral Professional and RingCentral Fax deliver subsets of RingCentral Office’s features and functionality.

RingCentral Office.    RingCentral Office, our flagship product, is a multi-location, multi-user, enterprise-grade communications solution that enables employees to communicate via different channels and on multiple devices. This subscription is designed primarily for businesses that require a communications solution, regardless of location, type of device, expertise, size or budget. Businesses are able to seamlessly connect users working in multiple office locations on smartphones, tablets, PCs and desk phones. We sell RingCentral Office in three editions: Standard, Premium and Enterprise. Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, business analytics and reporting, audio, video, and web conferencing capabilities, and integration with other cloud-based business applications such as Box, Dropbox, Google for Work and Microsoft Office and Outlook. Our Premium and Enterprise Editions include the Standard Edition functionality together with additional software integrations with other cloud-based business applications such as Salesforce CRM, Zendesk and Desk.com, high-definition voice, more advanced call routing for our larger customers with multiple business units, automatic call recording. All editions also vary in the number of included toll-free minutes and number of concurrent video and web conference meeting attendees.

Key features of RingCentral Office include:

•

Cloud-Based Business Communications Solutions.    We offer multi-user, multi-extension, cloud-based business communications solutions that do not require installation, configuration, management or maintenance of on-premise hardware and software. Our solutions are instantly activated, and deliver a rich set of functionality across multiple locations and devices.

•

Mobile-Centric Approach.    Our solution includes smartphone and tablet mobile applications that customers can use to set up and manage company, department and user settings from anywhere. Our applications turn iOS and Android smartphones and tablets into business communication devices. Users can change their personal settings instantly and communicate via voice, text, HD video and web conferencing and fax. Personal mobile devices are fully integrated into the customer’s cloud-based communication solution, using the company’s numbers, and displaying one of the company’s caller ID for calls made through our mobile applications.

•

Easy Set-Up and Control.    Our user interfaces have a familiar smartphone touch-screen “look and feel” and provide a consistent user experience across smartphones, tablets, PCs and desk phones, making it intuitive and easy for our customers to quickly discover and use our solution across devices. Among other capabilities, administrators can specify and modify company, department, and user settings, auto-receptionist settings, call-handling, and routing rules, and add, change, and customize users and departments.

•

Flexible Call Routing.    Our solution includes an auto-attendant to easily customize call routing for the entire company, departments, groups, or individual employees. It includes a robust suite of communication management options, including time of day, caller ID, and call queuing, and sophisticated routing rules for complex call handling for the company, departments, groups and individual employees.

•

Integrated Voice, Text, HD Video and Web Conferencing and Fax Communications with One Business Number.    By eliminating the need for multiple business numbers, users are able to easily control how, when and where they conduct their business communications through routing logic with one number. Employees can stay connected, thus increasing efficiency, productivity and responsiveness to their customers. Having one business number also enables users to keep personal mobile numbers private

•

Cloud-based Business Application Integrations.    Our solution seamlessly integrates with other cloud-based business applications such as Salesforce CRM, Google for Work, Box, Dropbox, and Zendesk. For example, integration with Salesforce CRM brings up customer records immediately based on inbound caller IDs, resulting in increased productivity and efficiency. Additionally, users can easily fax documents directly from their cloud-based storage accounts.

RingCentral Professional.    Our RingCentral Professional solution provides a subset of our RingCentral Office solution capabilities designed primarily for smaller businesses. RingCentral Professional is principally used as an inbound call routing subscription with text and fax capabilities.

RingCentral Fax.    Our RingCentral Fax solution provides Internet fax capabilities that allow businesses to send and receive fax documents without the need for a fax machine.

Our Customers

We have a diverse and growing customer base across a wide range of industries, including advertising, consulting, finance, healthcare, legal, real estate, retail and technology. For the year ended December 31, 2014, AT&T, one of our resellers, accounted for 12% of our total revenues. For the years ended December 31, 2013 and 2012, no single customer accounted for more than 10% of our total revenues. Traditionally, we have focused our principal efforts on the market for small- and medium-sized businesses, defined by IDC as less than 1,000 employees, in the U.S., Canada and the UK. In 2014 we began targeting larger customers through our product development and sales teams, and we will continue to do so in the future. We believe that there are additional growth opportunities in international markets.

Marketing, Sales and Support

We use a variety of marketing, sales and support activities to generate and cultivate ongoing customer demand for our subscriptions, acquire new customers, and engage with our existing customers. We sell through both direct and indirect channels. We provide on-boarding implementation support to help our customers set up and configure their newly purchased communications system, as well as ongoing self-service, phone support, online chat support and training. We also closely track and monitor customer acquisition costs to assess how we are deploying our marketing, sales and customer support spending.

•

Marketing.    Our marketing efforts include SEM, SEO, affiliates, list buys, shared leads, content leads, appointment setting, radio advertising, online display advertising, billboard advertising and other forms of demand generation. We track and measure our marketing costs closely across all channels so that we can acquire customers in a cost-efficient manner.

•	Direct Sales. We primarily sell our products and subscriptions through direct inbound and outbound sales efforts. We have direct sales representatives located in the U.S. and internationally.
•

Indirect Sales.    Our indirect sales channel consists of a network of over 2,200 resellers, including AT&T, which help broaden the adoption of our subscriptions without the need for a large direct field sales force. In addition to AT&T, we also signed agreements with TELUS in Canada and British Telecom in the United Kingdom as resellers of our cloud platform.

•

Customer Support.    While our intuitive and easy-to-use user interface serves to reduce our customers’ need for support, we provide online chat and phone customer support, as well as post-sale implementation support, as an option to help customers configure and use our solution. We track and measure our customer satisfaction and our support costs closely across all channels to provide a high level of customer service in a cost-efficient manner.

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

Our research and development expenses were $44.6 million, $33.4 million and $24.5 million in fiscal 2014, 2013 and 2012, respectively.

Technology and Operations

Our platform is built on a highly scalable and flexible infrastructure comprised of commercially available hardware and software components. We believe that both hardware and software components of our platform can be replaced, upgraded or added with minimal or no interruption in service. The system is designed to have no single point-of-failure.

We host our products and serve our customers in North America from two third-party data center facilities in San Jose, California and Vienna, Virginia, and we host our products and serve our customers in the United Kingdom from two third-party data center facilities in Amsterdam, the Netherlands and Zurich, Switzerland. Our data centers are designed to host mission-critical computer and communications systems with redundant, fault-tolerant subsystems and compartmentalized security zones. We maintain a security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to our customers’ data. We limit access to on-demand servers and networks at our production and remote backup facilities.

We serve North American customers out of two Points of Presence, known as POPs, one in San Jose, California and the other in Vienna, Virginia. RingCentral subscribers are divided into Parts of Data, or PODs, each comprised of two symmetrical, synchronized units, one per POP. POPs and PODs are redundant with switchover and failover capabilities between POPs. This architecture enables us to deliver our subscriptions in a scalable and reliable manner. We can manage our customer growth by adding additional PODs and POPs into our delivery infrastructure as required. We leverage third-party network service providers, including Level 3 Communications, Inc., Bandwidth.com, Inc., Novatel Wireless, Inc. and AT&T, for network connectivity. We also obtain connectivity and network services in certain regions from our subsidiary, RCLEC, Inc.

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

Our intellectual property portfolio includes 54 issued U.S. patents, which expire between 2026 and 2033. We also have 52 patent applications pending for examination in the U.S. and 22 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. In general our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our products and subscriptions.

Competition

The market for business communications solutions is rapidly evolving, complex, fragmented and defined by changing technology and customer needs. We expect competition to continue to increase in the future. We believe that the principal competitive factors in our market include:

•	subscription features and capabilities;
•	system reliability, availability and performance;
•	speed and ease of activation, setup and configuration;
•	ownership and control of the underlying technology;
•	integration with mobile devices;
•	brand awareness and recognition;
•	simplicity of the pricing model; and
•	total cost of ownership.

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

Employees and Contractors

As of December 31, 2014, we had 609 full-time employees, including 164 in research and development, 251 in sales and marketing, 59 in operations, 48 in customer technical support, and 87 in general and administrative. As of such date, we had 486 employees located in the U.S. and 123 internationally, including 96 in China. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good and we have never experienced any work stoppages.

We also contract with third-party contractors whose employees or subcontractors’ employees perform services for us. We refer to our third-party contractors’ employees and subcontractors’ employees as our contractors. As of December 31, 2014, we had 1,142 of these contractors, including 337 in research and development, 75 in operations, 318 in sales and marketing, 268 in customer technical support and 144 in general and administrative. As of such date, we had 66 contractors located in the U.S. and 1,076 internationally, including 634 in the Philippines, 427 in Russia and Ukraine and 15 in other countries.

Quarterly Revenue Trends

Our services revenues are primarily driven by recurring subscription services. Historically, we have acquired more new customers in the first and third quarters of a fiscal year. However, we have seen this trend become less pronounced as our business has grown and sales of RingCentral Office have accounted for a higher percentage of our total revenues.

Quarterly Operating Expenses Trends

Operating expenses are primarily driven by headcount and headcount-related expenses, including share-based compensation expenses, and by sales and marketing programs, and have been relatively consistent as a percentage of revenues. We experience some seasonality in spending on sales and marketing as we spend relatively less on marketing programs in the third and fourth quarters because of the summer vacation periods and November and December holidays. However, we cannot assure you that this trend will continue.

Regulatory

As a provider of Internet communications services, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund and federal programs related to number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess Internet voice communications services. In addition, we have certified a wholly owned subsidiary as a competitive local exchange carrier in eighteen states and currently intend to obtain certificates for our subsidiary in several additional states. This subsidiary, RCLEC, is subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commissions in states where the subsidiary provides services. Specific regulations vary on a state-by-state basis, but generally include the requirement for our subsidiary to register or seek certification to provide its services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection and consumer protection requirements.

As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our subscriptions. Regulatory treatment of Internet communications services outside the U.S. varies from country to country, is often unclear, and may be more onerous than imposed on our subscriptions in the U.S. In the United Kingdom, for example, our subscriptions are regulated by Ofcom, which, among other things, requires electronic communications providers such as our company to provide all users access to both 112 (EU-mandated) and 999 (UK-mandated) emergency service numbers at no charge. Similarly in Canada, our subscriptions are regulated by the CRTC, which, among other things, imposes requirements similar to the U.S. related to the provision of E-911 services in all areas of Canada where the wireline incumbent carrier offers such 911 services. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on the use of our subscriptions in international locations. See the section entitled “Risk Factors” for more information.

Geographic Information

For a description of our revenue by geographic location, see Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Available Information

Our principal executive offices are located at 1400 Fashion Island Blvd., 7th Floor, San Mateo, CA 94404. The telephone number of our principal executive offices is (888) 528-7464, and our main corporate website is www.ringcentral.com. Information contained on, or that can be accessed through, our website, does not constitute part of this Annual Report on Form 10-K and inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, www.ringcentral.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at the SEC's website, www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

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

We have incurred substantial net losses since our inception, including net losses of $48.3 million for fiscal 2014, $46.1 million for fiscal 2013 and $35.4 million for fiscal 2012, and had an accumulated deficit of $178.1 million as of December 31, 2014. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

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

Although we were incorporated in 1999, we did not formally introduce RingCentral Office, our current flagship product, until 2009. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenues from existing customers as they add users and, in the future, purchase additional functionalities and premium editions;
•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our products and applications through research and development and third party service providers;
•	successfully expand our business to larger customers and internationally;

•	successfully compete in our markets;
•	continue to innovate and expand our offerings;
•	continue our relationship with AT&T and other resellers and successfully launch with BT and TELUS;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our subscriptions; and
•	hire, integrate, and retain professional and technical talent.

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

To deliver our subscriptions, we rely on third parties for our network connectivity and co-location facilities, and for certain of the features in our subscriptions.

We currently use the infrastructure of third-party network service providers, in particular, the services of Level 3 Communications, Inc. and Bandwidth.com, Inc., to deliver our subscriptions over their networks. Our third party network service providers provide access to their Internet protocol, or IP, networks, and public switched telephone networks, or PSTN, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada and the United Kingdom, or UK, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future. We also obtain certain connectivity and network services from our wholly owned subsidiary, RCLEC, Inc. in certain geographic markets; however RCLEC also uses the infrastructure of third party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, we rely on Free Conference Call Global, LLC for some conference calling features, Zoom Video Communications for our HD video and web conferencing and screen sharing features, and Layered Communications for our texting capabilities. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.

Finally, if problems occur with any of these third-party network or service providers, it may cause errors or poor call quality in our subscriptions, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor call quality in our subscriptions, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our subscriptions, termination of our relationships and agreements with our resellers or liability for failure to meet service level agreements, and may seriously harm our business and results of operations.

Interruptions or delays in service from our third-party data center hosting facilities and co-location facilities could impair the delivery of our subscriptions and harm our business.

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We also serve customers in the UK, and expect to serve customers in other European countries, from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland. In addition, RCLEC uses five third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our subscriptions. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Because our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription, even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

As part of our current disaster recovery arrangements, our North American infrastructure and all of our North American customers’ data is currently replicated in near real-time at our two data center facilities in the U.S., and our European production environment and all of our UK and other European customers’ data is also currently replicated in near real-time at our two European data center facilities. We do not control the operation of these facilities or of RCLEC’s co-location facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our subscriptions. Even with the disaster recovery arrangements in place, our subscriptions could be interrupted.

We may also be required to transfer our servers to new data center facilities in the event that we are unable to renew our leases on acceptable terms, if at all, or the owners of the facilities decide to close their facilities, and we may incur significant costs and possible subscription interruption in connection with doing so. In addition, any financial difficulties, such as bankruptcy or foreclosure, faced by our third-party data center operators, or any of the service providers with which we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our increasing needs for capacity, our ability to grow our business could be materially and adversely impacted.

Failures in Internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers to switch to our competitors or to avoid using our subscriptions.

Unlike traditional communications services, our subscriptions depend on our customers’ high-speed broadband access to the Internet, usually provided through a cable or digital subscriber line, or DSL, connection. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our subscriptions and applications due to capacity constraints and other Internet infrastructure limitations. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, if Internet service providers and other third parties providing Internet services have outages or deteriorations in their quality of service, our customers will not have access to our subscriptions or may experience a decrease in the quality of our subscriptions. Furthermore, as the rate of adoption of new technologies increases, the networks on which our subscriptions and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. Frequent or persistent interruptions could cause current or potential users to believe that our systems or subscriptions are unreliable, leading them to switch to our competitors or to avoid our subscriptions, and could permanently harm our reputation and brands.

In addition, users who access our subscriptions and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G or LTE, to use our subscriptions and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent phone companies, cable companies and wireless companies. Some of these providers offer products and subscriptions that directly compete with our own offerings, which can potentially give them a competitive advantage. Also, these providers could take measures that degrade, disrupt or increase the cost of user access to third-party services, including our subscriptions, by restricting or prohibiting the use of their infrastructure to support or facilitate third-party services or by charging increased fees to third parties or the users of third-party services, any of which would make our subscriptions less attractive to users, and reduce our revenues.

In December 2010, the Federal Communications Commission, or FCC, adopted net neutrality rules that made it more difficult for broadband Internet access service providers to block, degrade or discriminate against our customers. These rules applied to wired broadband Internet providers, but not all of the rules applied to wireless broadband service. In January 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated portions of the FCC’s net neutrality rules relating to anti-discrimination and anti-blocking. On May 15, 2014, the FCC released a Notice of Proposed Rulemaking to consider the court’s decision and what actions the FCC should take in response. On February 26, 2015, the FCC adopted an order reclassifying broadband Internet access as a telecommunications service, subject to certain provisions of Title II of the Communications Act, including most significantly prohibiting unjust or unreasonable practices or discrimination but not regulating rates. As described in a News Release issued by the FCC on February 26, 2015, the new rules would specifically prohibit broadband providers from blocking access to legal content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, application, services or non-harmful devices; and would prohibit paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. We cannot predict whether the new rules will be contested and subject to a legal appeal. If the rules are overturned or vacated by legal action, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

Most of our customers may terminate their subscriptions for our service at any time without penalty, and increased customer turnover, or costs we incur to retain our customers and encourage them to add users and, in the future, to purchase additional functionalities and premium subscription editions, could materially and adversely affect our financial performance.

Our customers generally do not have long-term contracts with us and these customers may terminate their subscriptions at any time without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly subscription cancellations or failures to renew, which we refer to as turnover. Our customers with subscription agreements have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically between one and three years. In the event that these customers do renew their subscriptions, they may choose to renew for fewer users, shorter contract lengths, or for a less expensive subscription plan or edition. We cannot predict the renewal rates for customers that have entered into subscription contracts with us.

Customer turnover, as well as reductions in the number of users for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our subscriptions, the value proposition of our subscriptions or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. Because of turnover and reductions in the number of users for whom a customer subscribes, we have to acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing expenditures could harm our business and results of operations.

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

If we are unable to attract new customers to our subscriptions on a cost-effective basis, our business will be materially and adversely affected.

In order to grow our business, we must continue to attract new customers and expand the number of users in our existing customer base on a cost-effective basis. We use and periodically adjust the mix of advertising and marketing programs to promote our subscriptions. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our subscriptions. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenues generated by such expenses, and we may fail to otherwise experience an increase in revenues or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.

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

Most of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn.

Most of our revenues today come from small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. Because the vast majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new small and medium-sized customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or the overall demand for our subscriptions could be materially and adversely affected.

We face significant risks in our strategy to target medium-sized and larger businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.

We currently derive a small portion of our revenues from sales to medium-sized and larger businesses. As we target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services and customization. We have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales, support to individual customers, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our limited sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met. Furthermore, because we have limited experience selling to larger businesses, our investment in marketing our subscriptions to these potential customers may not be successful, which could materially and adversely affect our results of operations and our overall ability to grow our customer base.

We rely significantly on a network of resellers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order both to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues is derived from our network of over 2,200 sales agents and resellers, in particular AT&T, which represented 12% of our total revenues in 2014, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationship with AT&T or to implement our subscriptions with BT and TELUS, or if AT&T, BT or TELUS reduced resources committed to reselling the subscriptions, our results of operations may suffer.

Recruiting and retaining qualified resellers in our network and training them in our technology and subscription offerings requires significant time and resources. To develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investment in systems and training. Many resellers may not be willing to invest the time and resources required to train their staff to effectively market our subscriptions.

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

The cloud-based business communications industry is competitive, and we expect it to become increasingly competitive in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Microsoft Corporation and Broadsoft, Inc. that generally license their software, and their resellers. In addition, certain of our resellers are also our competitors. For example, AT&T and TELUS serve, and we expect that BT will serve, as a reseller to us but they are also competitors for business communications. All of these companies do now or may in the future also host their own or other solutions through the cloud. We also face competition from other cloud companies such as j2 Global, Inc., 8x8, Inc., Intermedia, Vonage Holdings Corp., Nextiva, Inc. and Jive Communications, Inc., as well as from established communications providers, such as AT&T Inc., Verizon Communications Inc. and Comcast Corporation in the United States, TELUS and others in Canada, and BT and others in the UK, that resell on-premise hardware, software and hosted solutions. We may also face competition from other large Internet companies, such as Google Inc., Yahoo! Inc. and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified service offerings and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could materially and adversely affect our results of operations. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of these service providers have in the past and may choose in the future to sacrifice revenues in order to gain market share by offering their services at lower prices or for free. Our competitors may also offer bundled service arrangements offering a more complete service offering, despite the technical merits or advantages of our subscriptions. Competition could force us to decrease our prices, slow our growth, increase our customer turnover, reduce our sales or decrease our market share. The adverse impact of a shortfall in our revenues may be magnified if we are unable to adjust spending adequately to compensate for such shortfall.

If we are unable to develop, license or acquire new services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.

The cloud-based business communications industry is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in this emerging market, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. Currently, we derive a majority of our revenues from subscriptions to RingCentral Office, and we expect this will continue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax and text communications subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions, and may materially and adversely impact our results of operations.

The introduction of new services by competitors or the development of entirely new technologies to replace existing offerings could make our solutions obsolete or adversely affect our business and results of operations. Announcements of future releases and new services and technologies by our competitors or us could cause customers to defer purchases of our existing subscriptions, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design or marketing that could delay or prevent our development, introduction or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services or applications may require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new or enhanced services and applications on a timely and cost-effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition, and results of operations may be materially and adversely affected.

A security breach could delay or interrupt service to our customers, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our network from interruption or damage from unauthorized entry, computer viruses or other events beyond our control. In the past, we may have been subject to denial or disruption of service, or DDoS, attacks by hackers intent on bringing down our subscriptions, and we may be subject to DDoS attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures that are currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss. Also, our subscriptions are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, nearly all of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of and access to confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data.

Additionally, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information, or CPNI, or other information in order to gain access to our customers’ data or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill. Third parties may also attempt to fraudulently induce employees, consultants or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, or our information technology systems. In addition, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information, or CPNI, could result in significant liability to us, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

We also maintain sensitive data related to our employees, strategic partners, and customers including intellectual property, proprietary business information and personally identifiable information on our own systems. We employ sophisticated security measures, however, we may face threats across our infrastructure including unauthorized access, security breaches and other system disruptions.

It is critical to our business that our employees’, strategic partners’ and customers’ sensitive information remains secure and that our customers perceive that this information is secure. A cybersecurity breach could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber attack, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations, or increased cybersecurity protection costs that may have a material adverse effect on our business. In addition, a cybersecurity breach of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information including CPNI, and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to RingCentral as described above.

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

We have recently experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide, and improve and upgrade our systems and infrastructure to attract, service and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers and resellers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, given our expected growth, we expect to move our headquarters offices sometime in the first half of fiscal 2015, and we recently opened a sales office in Charlotte, North Carolina. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.

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

Certain technology necessary for us to provide our subscriptions may, in fact, be patented by other parties either now or in the future. If such technology were validly patented by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and cease offering subscriptions incorporating the technology, which could materially and adversely affect our business and results of operations.

If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain subscriptions, prohibited from using certain processes, or required to redesign certain subscriptions, each of which could have a material adverse effect on our business and results of operations.

These and other outcomes may:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;
•	cause us to pay license fees for intellectual property we are deemed to have infringed;
•	cause us to incur costs and devote valuable technical resources to redesigning our subscriptions;
•	cause our cost of goods sold to increase;
•	cause us to accelerate expenditures to preserve existing revenues;
•	cause existing or new vendors to require prepayments or letters of credit;
•	materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;
•	cause us to change our business methods or subscriptions;
•	require us to cease certain business operations or offering certain subscriptions or features; and
•	lead to our bankruptcy or liquidation.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 54 issued U.S. patents, which expire between 2026 and 2033. We also have 52 patent applications pending examination in the U.S., and 22 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

The unlicensed use of our brand, including domain names, by third parties could harm our reputation, cause confusion among our customers and impair our ability to market our products and subscriptions. To that end, we have registered numerous trademarks and service marks and have applied for registration of additional trademarks and service marks and have acquired a large number of domain names in and outside the U.S. to establish and protect our brand names as part of our intellectual property strategy. If our applications receive objections or are successfully opposed by third parties, it will be difficult for us to prevent third parties from using our brand without our permission. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we are not successful in protecting our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand.

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

Our success depends on the public acceptance of our products and applications.

Our future success depends on our ability to significantly increase revenues generated from our cloud-based business communications solutions. The market for cloud-based business communications is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for, and market acceptance of, these applications is uncertain. If the market for cloud-based business communications fails to develop, develops more slowly than we anticipate or develops in a manner different than we expect, our products could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

Our growth depends on the continued use of voice communications by businesses, as compared to email and other data-based methods. A decline in the overall rate of voice communications by businesses would harm our business. Furthermore, our continued growth depends on future demand for and adoption of Internet voice communications systems and services. Although the number of broadband subscribers worldwide has grown significantly in recent years, a small percentage of businesses have adopted Internet voice communications services to date. For demand and adoption of Internet voice communications services by businesses to increase, Internet voice communications networks must improve the quality of their service for real-time communications by managing the effects of and reducing packet loss, packet delay and packet jitter, as well as unreliable bandwidth, so that toll-quality service can be consistently provided. Additionally, the cost and feature benefits of Internet voice communications must be sufficient to cause customers to switch from traditional phone service providers. We must devote substantial resources to educate customers and their end users about the benefits of Internet voice communications solutions, in general, and our subscriptions in particular. If any or all of these factors fail to occur, our business may be materially and adversely affected.

Interruptions in our services could harm our reputation, result in significant costs to us, and impair our ability to sell our subscriptions.

Because our subscriptions are complex and we have incorporated a variety of new computer hardware, as well as software that is developed in-house or licensed or acquired from third-party vendors, our subscriptions may have errors or defects that customers identify after they begin using them that could result in unanticipated interruptions of service. Internet-based services frequently contain undetected errors and bugs when first introduced or when new versions or enhancements are released. While the substantial majority of our customers are small and medium-sized businesses, the use of our subscriptions in complicated, large-scale network environments may increase our exposure to undetected errors, failures or bugs in our subscriptions. Although we test our subscriptions to detect and correct errors and defects before their general release, we have from time to time experienced significant interruptions in our subscriptions as a result of such errors or defects and may experience future interruptions of service if we fail to detect and correct these errors and defects. The costs incurred in correcting such defects or errors may be substantial and could harm our results of operations. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our subscriptions.

Any defects in, or unavailability of, our or third-party software or hardware that cause interruptions of our subscriptions could, among other things:

•	cause a reduction in revenues or delay in market acceptance of our subscriptions;
•	require us to issue refunds to our customers or expose us to claims for damages;
•	cause us to lose existing customers and make it more difficult to attract new customers;
•	divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation;
•	increase our technical support costs; and
•	harm our reputation and brand.

If we fail to continue to develop our brand or our reputation is harmed, our business may suffer.

We believe that continuing to strengthen our current brand will be critical to achieving widespread acceptance of our subscriptions and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. If we fail to promote and maintain our brand, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brands, our business could be materially and adversely affected.

Our services, as well as those of our competitors, are regularly reviewed and commented upon by online and social media sources, as well as computer and other business publications. Negative reviews, or reviews in which our competitors’ products and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time to time, our customers have expressed dissatisfaction with our services, including dissatisfaction with our customer support, our billing policies and the way our subscriptions operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their subscriptions. In addition, many of our customers participate in social media and online blogs about Internet-based services, including our subscriptions, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. If actions we take or changes we make to our subscriptions upset these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our subscriptions or customer service could materially and adversely impact our ability to attract and retain customers and our business, financial condition and results of operations.

If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.

Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard, or PCI, in the United States and Canada. We are developing a plan to become PCI-compliant in the UK; however, if we fail to maintain compliance with current merchant standards, such as PCI, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and Personal Identification Numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and expense that we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our subscriptions are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition and ability to grow our business.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, distribution of our subscriptions, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures and employee or other theft, as well as third-party provider failures. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers for our subscriptions or related taxes and administrative fees. Any such errors in our customer billing could harm our reputation and cause us to violate truth in billing laws and regulations. Any errors or disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business.

In addition, we transitioned from a number of disparate systems and in 2012, we implemented NetSuite, a SaaS enterprise resource planning system, to handle various business, operating and financial processes. We plan to transition from a spreadsheet-based financial modeling system and implement a third-party corporate performance management system. In addition, in the future we intend to implement a third-party on-premise billing system to replace our current internally developed billing system. We may also implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

Our use of open source technology could impose limitations on our ability to commercialize our subscriptions.

We use open source software in our platform on which our subscriptions operate. There is a risk that the owners of the copyrights in such software may claim that such licenses impose unanticipated conditions or restrictions on our ability to market or provide our subscriptions. If such owners prevail in such claim, we could be required to make the source code for our proprietary software (which contains our valuable trade secrets) generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our subscriptions, to re-engineer our technology, or to discontinue offering our subscriptions in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could cause us to discontinue our subscriptions, harm our reputation, result in customer losses or claims, increase our costs or otherwise materially and adversely affect our business and results of operations.

Our subscriptions are subject to regulation, and future legislative or regulatory actions could adversely affect our business and expose us to liability in the U.S. and internationally.

Federal Regulation

Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, Federal Universal Service Fund, or USF, contributions, E-911, and other requirements. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.

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

Our subscriptions are also subject to a number of other FCC regulations. Among others, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•	requirements to provide E-911 to our customers;
•	contributions to the USF which requires that we pay a percentage of our revenues to support certain federal programs;
•	payment of annual FCC regulatory fees based on our interstate and international revenues;
•	rules pertaining to access to our subscriptions by people with disabilities and contributions to the Telecommunications Relay Services fund;
•

FCC rules regarding CPNI, which requires that we not use such information without customer approval, subject to certain exceptions and that we file annual certifications regarding CPNI protections; and

•	FCC rules requiring the monitoring and reporting of call quality and call completion rates to rural areas of the United States.

If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our service offerings, exit certain markets or raise the price of our subscriptions, any of which could ultimately harm our business and results of operations.

State Regulation

States currently may not regulate our Internet voice communications subscriptions. However, a small number of states have ruled that non-nomadic Internet voice communications services may or do fall within the definition of “telecommunications services” and therefore those states assert that they have jurisdiction to regulate the service. No states currently require certification for nomadic Internet voice communications service providers. Even if a state does not require Internet voice communications service providers to be certified, a number of states require us to register as a VoIP provider, contribute to state USF, contribute to E-911 and pay other surcharges, while others are actively considering extending their public policy programs to include the subscriptions we provide. We pass USF, E-911 fees and other surcharges through to our customers, which may result in our subscriptions becoming more expensive or require that we absorb these costs. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to Internet voice communications subscriptions like ours.

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

International Regulation

As we expand internationally, we may be subject to telecommunications, consumer protection, data privacy and other laws and regulations in the foreign countries where we offer our subscriptions. Internationally, we currently offer our subscriptions in Canada and the UK.

We are a provider of Internet voice telecommunications subscriptions in Canada. As a provider of Internet voice communications subscriptions, we, directly and through our Canadian subsidiary, are subject to regulation in Canada by the Canadian Radio-television and Telecommunications Commission, or CRTC. We are registered with the CRTC as a reseller of telecommunications subscriptions and have been issued a basic international telecommunications services, or BITS, license by the CRTC. As an Internet voice communications provider, we are subject to obligations imposed by the CRTC, including providing access to emergency calling services, providing access to operator assistance, directory information services, number portability, providing minimum customer information, charging customers certain regulatory charges and paying contribution charges. As a holder of a BITS license, we also must comply with various annual reporting requirements. We are also subject to Canadian federal privacy and anti-spam laws and provincial consumer protection legislation.

As a provider of electronic communications services in the UK, we, through our subsidiary, are subject to regulation in the UK by the Office of Communications, or Ofcom. Some of these regulatory obligations include providing access to emergency call services (E999/112) without charge; providing access to operator assistance, directories and directory enquiry services, offering contracts with minimum terms, providing and publishing certain information transparently, providing itemized billing, protecting customer information (including personal data); porting phone numbers upon a valid customer request and implementing a code of practice. We are required to comply with laws and matters relating to, among other things, competition law, distance selling, telecommunications, e-commerce and consumer protection. We must also comply with various reporting and recordkeeping requirements. The requirement to comply with such laws and any future legal or regulatory changes could adversely affect our business and expose us to liability.

In addition, our international operations are potentially subject to country-specific governmental regulation and related actions that may increase our costs or impact our product and service offerings or prevent us from offering or providing our products and subscriptions in certain countries. Certain of our subscriptions may be used by customers located in countries where VoIP and other forms of IP communications may be illegal or require special licensing or in countries on a U.S. embargo list. Even where our products are reportedly illegal or become illegal or where users are located in an embargoed country, users in those countries may be able to continue to use our products and subscriptions in those countries notwithstanding the illegality or embargo. We may be subject to penalties or governmental action if consumers continue to use our products and subscriptions in countries where it is illegal to do so, and any such penalties or governmental action may be costly and may harm our business and damage our brand and reputation. We may be required to incur additional expenses to meet applicable international regulatory requirements or be required to discontinue those subscriptions if required by law or if we cannot or will not meet those requirements.

We process, store, and use personal information and other data, which subjects us and our customers to a variety of evolving governmental regulation, industry standards and self-regulatory schemes, contractual obligations, and other legal obligations related to privacy, which may increase our costs, decrease adoption and use of our products and subscriptions and expose us to liability.

There are a number of federal, state, local and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Within the European Union, or EU, strict laws already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The EU model has been replicated in many jurisdictions outside the U.S., including Asia-Pacific Economic Cooperation countries. Regulators have the power to fine non-compliant organizations significant amounts. There are proposals to increase the maximum level of fines that EU regulators may impose to the greater of €100 million or 5% of worldwide annual sales. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. In Canada, anti-spam legislation that prescribes certain rules regarding the use of electronic messages for commercial purposes took effect on July 1, 2014. This anti-spam law also contains provisions that took effect in January 2015, imposing certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with the new Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our products and subscriptions and our customers’ ability to use our products and subscriptions, and could require us to modify the features and functionality of our products and subscriptions. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and subscriptions. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

Our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, while our terms of service prohibit the use of our subscriptions to store Protected Health Information, or PHI (a category of information regulated under the US Health Insurance Portability and Accountability Act of 1996, or HIPAA), on a non-temporary basis and impose certain restrictions and conditions with respect to customers’ use of our subscriptions to transmit or receive PHI or to store PHI on a temporary basis, customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store PHI. In addition, RingCentral may execute Business Associate Agreements, or BAAs, which are HIPAA-defined contracts related to the security of PHI, with HIPAA-regulated customers. Noncompliance with laws and regulations relating to privacy and HIPAA or with contractual obligations under any BAAs may lead to significant fines, penalties or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our subscriptions, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our subscriptions effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.

In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that may place additional burdens on us and our customers, which may further reduce demand for our subscriptions and harm our business.

While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our subscriptions and ultimately in a loss of users, which could materially and adversely affect our business. Our customers may also accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, Russia, Ukraine, India and Poland may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

Use or delivery of our subscriptions may become subject to new or increased regulatory requirements, taxes or fees.

The increasing growth and popularity of Internet voice communications heighten the risk that governments will regulate or impose new or increased fees or taxes on Internet voice communications services. To the extent that the use of our subscriptions continues to grow, regulators may be more likely to seek to regulate or impose new or additional taxes, surcharges or fees on our subscriptions. Similarly, advances in technology, such as improvements in locating the geographic origin of Internet voice communications, could cause our subscriptions to become subject to additional regulations, fees or taxes, or could require us to invest in or develop new technologies, which may be costly. In addition, as we continue to expand our user base and offer more subscriptions, we may become subject to new regulations, taxes, surcharges or fees. Increased regulatory requirements, taxes, surcharges or fees on Internet voice communications services, which could be assessed by governments retroactively or prospectively, would substantially increase our costs, and, as a result, our business would suffer. In addition, the tax status of our subscriptions could subject us to conflicting taxation requirements and complexity with regard to the collection and remittance of applicable taxes. Any such additional taxes could harm our results of operations.

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

In May 2013, the FCC issued an order requiring all providers of interconnected text messaging services to provide, by September 30, 2013, an automatic bounce-back text message in situations where a consumer attempts to text message to 911 and text-to-911 is not available. We believe we are in compliance with this order. On August 13, 2014, the FCC released an order that requires providers of interconnected text messaging application, by December 31, 2014, to be capable of supporting the routing of text messages to 911 to the appropriate PSAP. Covered text messaging providers will have until June 30, 2015, or six months from the date of a PSAP request, whichever is later, to implement the routing of text messages to 911 for that PSAP. We are working toward meeting these FCC deadlines but could be subject to enforcement action by the FCC if we did not receive a waiver from the FCC extending these deadlines.

In connection with the regulatory requirements that we provide E-911/999/112 to all of our interconnected VoIP customers, we must obtain from each customer, prior to the initiation of or changes to service, the physical locations at which the service will first be used for each VoIP line. For subscriptions that can be utilized from more than one physical location, we must provide customers one or more methods of updating their physical location. Because we do not validate the physical address at each location where the subscriptions may be used by our customers, and because customers may use the subscriptions in locations that differ from the registered location without providing us with the updated information, it is possible that E-911/999/112 calls may get routed to the wrong PSAP. We are also aware that certain customer registered addresses are incorrect, or may not have been updated. If E-911/999/112 calls or text messages are not routed to the correct PSAP, and if the delay results in serious injury or death, we could be sued and the damages substantial. We are evaluating measures to attempt to verify and update the addresses for locations where our subscriptions are used. The FCC is also considering requiring interconnected VoIP providers to automatically update subscriber location information, for purposes of routing 911 calls.

We could be subject to enforcement action by the FCC, the CRTC or Ofcom for our customer lines that cannot provide E-911/999/112 service. This enforcement action could result in significant monetary penalties and restrictions on our ability to offer non-compliant subscriptions.

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

To date, we have not generated significant revenues from outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries, including software development operations in Russia and China, and software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines, and we expect to grow our international revenues in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•	our ability to comply with differing technical and environmental standards, data privacy and telecommunications regulations and certification requirements outside the U.S.;
•	difficulties and costs associated with staffing and managing foreign operations;
•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the need to adapt and localize our subscriptions for specific countries;
•	the need to offer customer care in various native languages;
•	reliance on third parties over which we have limited control, including TELUS, BT and other international resellers, for marketing and reselling our subscriptions;
•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
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
•

fluctuations in currency exchange rates, which could increase the price of our subscriptions outside of the U.S., increase the expenses of our international operations, including expenses related to foreign contractors, and expose us to foreign currency exchange rate risk;

•

fluctuations in currency exchange rates, which could reduce the amount of revenues we generate outside of the U.S. related to customer contracts that are denominated in local currencies of the countries we operate in, currently Canada and the U.K., or which could increase the expenses incurred in our operations or through our contractors outside the U.S. that are denominated in local currencies, currently the U.K., Russia, China, the Philippines and Ukraine;

•	exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;
•	restrictions on the transfer of funds;
•	our ability to effectively price our subscriptions in competitive international markets;
•	new and different sources of competition;
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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations, such as Charlotte, North Carolina; London, England and Xiamen, China, where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. Acquisitions and other strategic investments involve significant risks and uncertainties, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;
•	unanticipated costs and liabilities;
•	difficulties in integrating new products and subscriptions, software, businesses, operations and technology infrastructure in an efficient and effective manner;
•	difficulties in maintaining customer relations;
•	the potential loss of key employees of the acquired businesses;

•	the diversion of the attention of our senior management from the operation of our daily business;
•	the potential adverse effect on our cash position to the extent that we use cash for the purchase price;
•	the potential significant increase of our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;
•	the potential issuance of securities that would dilute our stockholders’ percentage ownership;
•	the potential to incur large and immediate write-offs and restructuring and other related expenses; and
•	the inability to maintain uniform standards, controls, policies and procedures.

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

Prior to 2012, we did not collect or remit U.S. state or municipal sales, use, excise, utility user and ad valorem taxes, fees or surcharges on the charges to our customers for our subscriptions or goods, except that we have historically complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. For periods prior to 2012, with limited exception, we believe that we were generally not subject to taxes, fees, or surcharges imposed by other U.S. state and municipal jurisdictions or that such taxes, fees, or surcharges did not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees and surcharges for sales made over the Internet. Therefore, taxing authorities may challenge our position and may decide to audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers.

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

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expiration of, or lapses in, the research and development tax credit laws;
•	expiration or non-utilization of net operating loss carryforwards;
•	tax effects of share-based compensation;
•	expansion into new jurisdictions;
•	potential challenges to and costs related to implementation and ongoing operation of our intercompany arrangements;
•	changes in tax laws and regulations and accounting principles, or interpretations or applications thereof; and
•	certain non-deductible expenses as a result of acquisitions.

Any changes in our effective tax rate could adversely affect our results of operations.

We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

As of December 31, 2014, we had federal and state net operating loss carryforwards, or NOLs, of $140.1 million and $102.4 million, respectively, available to offset future taxable income, due to prior period losses, which, if not utilized, will begin to expire in 2023 and 2014 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

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

Except for some deferred tax assets recognized in connection with NOL’s from the UK and the Netherlands, no deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our initial public offering or another offering, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

As a result of being a public company, we need to further develop and maintain our internal control over financial reporting. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.

Pursuant to Section 404 of the Sarbanes-Oxley Act, management has issued a report concluding our internal control over financial reporting was effective as of December 31, 2014. Our independent registered public accounting firm, KPMG LLP, is not required to and has not issued an attestation report as of December 31, 2014 due to a transition period established by the rules of the SEC for newly public companies under the JOBS Act. While management concluded internal control over financial reporting was effective as of December 31, 2014, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart our Business Startups Act of 2012, or JOBS Act. At such time, our independent registered public accounting firm may issue a report that may be adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

We may not be successful in continuing to obtain local access services through our CLEC subsidiary.

Through our competitive local exchange carrier subsidiary, RCLEC, we have been able to purchase network services directly from ILECs and from other CLECs in certain geographic markets, at lower prices than we pay for such services through third-party network service providers, such as Level 3 Communications, Inc. and Bandwidth.com, Inc. Using the services of our CLEC subsidiary has also helped us improve our quality of service. However, the ILECs may favor themselves and their affiliates and may not provide network services to us at lower prices than we could obtain through Level 3 Communications, Inc., Bandwidth.com, Inc., other third-party CLECs, or at all. If we are unable to continue to reduce our pricing as a result of obtaining network services through our subsidiary, we may be forced to rely on other third-party network service providers and be unable to effectively lower our cost of service. In addition, if ILECs or other CLECs do not provide us with any access, we will not be able to use our RCLEC subsidiary as intended to improve the quality of our subscriptions or lower the cost of our subscriptions.

If we are unable to effectively process local number and toll-free number portability provisioning in a timely manner, our growth may be negatively affected.

We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our subscriptions. Transferring numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our subscriptions must maintain both our subscription and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on third-party carriers to transfer these numbers, a process that we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires Internet voice communications providers, which are companies like us that provide subscriptions similar to traditional phone companies, including the ability to make calls to and receive calls from the public phone network, to comply with specified number porting timeframes when customers leave our subscription for the services of another provider. In Canada, the CRTC has imposed a similar number portability requirement on subscription providers like us. Similarly in the UK, Ofcom requires providers of electronic communications services, like us, to provide number portability as soon as practicable and on reasonable terms. If we, or our third-party carriers, are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties, including, in the UK, compensation payable to our customers. Additionally, in the U.S., both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

Our business could suffer if we cannot obtain or retain direct inward dialing numbers, or DIDs, are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.

Our future success depends on our ability to procure large quantities of local and toll-free DIDs in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications carriers that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire DIDs for our operations would make our subscriptions less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud-based business communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs.

We rely on third-party hardware and software that may be difficult to replace or which could cause errors or failures of our subscriptions.

We rely on purchased or leased hardware and software licensed from third parties in order to offer our subscriptions. In some cases, we integrate third-party licensed software components into our platform. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our subscriptions until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our subscriptions which could harm our business.

We depend on two suppliers and one fulfillment agent to configure and deliver the phones that we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We rely on Cisco Systems, Inc. and Polycom, Inc. for phones that we offer for sale to our customers that use our subscriptions. In addition, we rely on one fulfillment agent to configure and deliver our phones to our customers. We currently do not have long-term contracts with these vendors or with the fulfillment agent. As a result, these third parties are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver phones of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our subscriptions and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents.

If our vendor-supplied phones are not able to interoperate effectively with our own back-end servers and systems, our customers may not be able to use our subscriptions, which could harm our business, financial condition and results of operations.

Phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones we sell are manufactured by only two third-party providers, Cisco Systems, Inc. and Polycom, Inc. If either of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be cancelled, which would harm our business, financial condition and results of operations.

We may not be able to manage our inventory levels effectively, which may lead to inventory obsolescence that would force us to incur inventory write-downs.

Our vendor-supplied phones have lead times of up to 20 weeks for delivery and are built to forecasts that are necessarily imprecise. It is likely that from time to time we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our subscriptions could result in loss of customers or harm to our ability to attract new customers. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

Our corporate headquarters, one of our data centers and one of our subsidiary’s co-location facilities are located in California, our third-party customer service call centers operated by our contractors are located in the Philippines, and one of our research and development facilities is located on the coast of China. All of these locations are on the Pacific Rim near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes and tsunamis. Additionally, our China facility, our third-party customer service and support facilities in the Philippines, and our CLEC subsidiary’s co-location facility in Florida are located in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources, and these costs and demands may become greater after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

The stock market in general, and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price and trading volume for our Class A common stock has been and may continue to be highly volatile, and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;
•	our quarterly or annual earnings or those of other companies in our industry;
•	conditions that impact demand for our subscriptions;
•	the public’s reaction to our press releases, financial guidance, and other public announcements, and filings with the Securities and Exchange Commission, or SEC;
•	changes in earnings estimates or recommendations by securities or research analysts who track our Class A common stock;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in government and other regulations;
•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;
•	sales of common stock by us, our investors or members of our management team; and
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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 78% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our pre-offering stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future and plan to, instead, retain any earnings to finance our operations and growth. Because we have never paid cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future, the only opportunity to achieve a return on an investor’s investment in our company will be if the market price of our Class A common stock appreciates and the investor sells its shares at a profit. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that an investor pays.

If research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our Class A common stock, our stock price and trading volume may decline.

The trading market for our Class A common stock will depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage or if one or more analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, the price of our Class A common stock may decline. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our Class A common stock may decrease, which could cause our stock price or trading volume to decline.

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

Our corporate headquarters is located in San Mateo, California, and consists of approximately 31,000 square feet of office space, under a lease that was originally set to expire on May 31, 2017. On February 25, 2015, the Company signed an agreement that accelerates the termination date of the headquarters office lease from May 31, 2017 to April 30, 2015. The effectiveness of the early termination of the lease is contingent upon a third party entering into a lease agreement with the landlord for the San Mateo office space by February 28, 2015, and obtaining by March 30, 2015 the consent of the landlord’s lender to the early termination.

In September 2014, the Company entered into a new lease for its headquarters for approximately 84,000 square feet located in Belmont, California. This lease expires in July 2021. The Company is currently occupying 10,000 square feet in this building and anticipates taking possession of the remainder of the building sometime in the first half of fiscal 2015.

We also lease offices in Denver, Colorado; Charlotte, North Carolina; London, England and Xiamen, China. In addition, we lease space from third party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna, Virginia; San Jose, California; Amsterdam, the Netherlands; and Zurich, Switzerland. We expect to expand our facilities and datacenter capacity during the year ending December 31, 2015. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2014 and 2013, we did not have any significant ongoing legal matters and did not have any accrued liabilities recorded for such loss contingencies.

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

The following table sets forth for the indicated periods the high and low closing sales prices of our Class A common stock as reported by the New York Stock Exchange:

	High	Low
Year ended December 31, 2014:
First quarter	$23.65	$17.25
Second quarter	$18.87	$11.33
Third quarter	$15.80	$11.53
Fourth quarter	$15.06	$10.02
Year ended December 31, 2013:
Third quarter (from September 27, 2013)	$19.40	$17.10
Fourth quarter	$19.80	$15.75

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

Stockholders

As of February 23, 2015, there were 41 stockholders of record of our Class A common stock and 42 stockholders of record of our Class B common stock. Because most of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Sale of Unregistered Securities

None.

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

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Subscriptions	$200,098	$145,995	$105,693	$71,915	$46,385
Product	19,789	14,510	8,833	6,962	3,837
Total revenues	219,887	160,505	114,526	78,877	50,222
Cost of revenues:
Subscriptions (1)	58,673	47,230	36,215	26,475	17,915
Product	18,100	14,289	8,688	6,523	4,537
Total cost of revenues	76,773	61,519	44,903	32,998	22,452
Gross profit	143,114	98,986	69,623	45,879	27,770
Operating expenses:
Research and development (1)	44,582	33,399	24,450	12,199	7,208
Sales and marketing (1)	104,827	72,336	54,566	34,550	22,922
General and administrative (1)	38,910	34,284	24,434	12,969	4,934
Total operating expenses	188,319	140,019	103,450	59,718	35,064
Loss from operations	(45,205)	(41,033)	(33,827)	(13,839)	(7,294)
Other income (expense), net:
Interest expense	(2,007)	(5,384)	(1,503)	(158)	(184)
Other income (expense), net	(1,031)	274	32	109	172
Other income (expense), net	(3,038)	(5,110)	(1,471)	(49)	(12)
Loss before provision (benefit) for income taxes	(48,243)	(46,143)	(35,298)	(13,888)	(7,306)
Provision (benefit) for income taxes	97	(45)	92	15	1
Net loss	$(48,340)	$(46,098)	$(35,390)	$(13,903)	$(7,307)
Net loss per common share:
Basic and diluted	$(0.72)	$(1.39)	$(1.58)	$(0.64)	$(0.35)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	66,818	33,155	22,353	21,678	20,871

(1)	Share-based compensation expense is included in our results of operations as follows (in thousands)

	Year ended December 31,
	2014	2013	2012	2011	2010
Cost of Subscriptions revenues	$1,294	$539	$235	$141	$58
Research and development	3,343	1,495	837	260	111
Sales and marketing	5,260	1,313	651	297	340
General and administrative	5,619	4,193	1,379	490	311
Total share-based compensation expense	$15,516	$7,540	$3,102	$1,188	$820

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$113,182	$116,378	$37,864	$13,577	$11,137
Short-term investments	28,479	—	—	—	—
Working capital (deficit)	83,513	75,005	(484)	(5,147)	(3,317)
Total assets	188,337	145,185	63,354	27,362	21,138
Deferred revenue	25,586	16,552	11,291	9,042	6,516
Debt and capital lease obligations	25,621	34,821	21,079	979	2,472
Convertible preferred stock	—	—	74,020	44,109	33,724
Total stockholders' equity	96,505	63,515	71	1,452	2,909

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for the way employees communicate in business. We believe that our innovative, cloud-based approach disrupts the large market for business communications solutions by providing flexible and cost-effective subscriptions that support distributed workforces, mobile employees and the proliferation of “bring-your-own” communications devices. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce.

We currently offer three products: RingCentral Office, RingCentral Professional, and RingCentral Fax. RingCentral Office is our flagship product, which we sell in three editions: Standard, Premium and Enterprise. Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, business analytics and reporting, audio, video, and web conferencing capabilities, and integration with other cloud-based business applications such as Box, Dropbox, Google for Work and Microsoft Office and Outlook. Our Premium and Enterprise Editions include the Standard Edition functionality together with additional software integrations with other cloud-based business applications such as Salesforce CRM, Zendesk and Desk.com, high-definition voice, more advanced call routing for our larger customers with multiple business units, automatic call recording. All editions also vary in the number of included toll-free minutes and number of concurrent video and web conference meeting attendees. We also offer RingCentral Professional, primarily an inbound call routing subscription with additional text and fax capabilities targeting smaller deployments, and RingCentral FAX, an Internet fax subscription that permits sending and receiving faxes over the Internet.

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

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card. However, as the number of RingCentral Office customers grows, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. We also expect our level of prepayments by larger customers to increase, accordingly our level of deferred revenue may increase. For fiscal 2014, 2013 and 2012, subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues is primarily comprised of product revenues from the sale of pre-configured office phones, which we offer as a convenience for a total solution to our customers in connection with subscriptions to our services.

We make significant upfront investments to acquire customers. Until 2009, we acquired most of our customer subscriptions through e-commerce transactions on our website driven by online marketing channels. Beginning in 2009, in connection with our introduction of RingCentral Office, we established a direct, inside sales force. Since then, we have continued investing in our direct, inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of over 2,200 sales agents and resellers, including AT&T, which we refer to collectively as resellers. We intend to continue to foster this network and to expand our network with other resellers. Beginning in 2011, we also began expanding into more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average subscription revenues per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our subscriptions, which generally correlates to one company account per customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of users per customer generally correlates closely to the number of employees within a customer account. For the year ended December 31, 2014, AT&T, one of our resellers, accounted for 12% of our total revenues. For the years ended December 31, 2013 and 2012, no single customer accounted for more than 10% of our total revenues. As of December 31, 2014, we had customers from industries including advertising, finance, healthcare, legal services, non-profit organizations, real estate, retail and technology, and ranging in size from businesses with fewer than 10 users to more than 1,500 RingCentral users. In October of 2013, we launched our United Kingdom operations, however for the fiscal years ended December 31, 2014, 2013 and 2012, 99% of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the United Kingdom and beyond.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels and scale internationally. For example, as a result of our efforts to expand our customer base to target medium-sized and larger businesses, we expect to incur additional research and development and support and professional services costs and may experience longer sales cycles that may delay revenues associated with these costs. Furthermore, because we have limited experience selling to larger businesses and international customers, our investment in marketing our subscriptions to these potential customers may not be successful, which could materially and adversely affect our results of operations and our overall ability to grow our customer base. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results.

We have experienced significant growth in recent periods, with total revenues of $219.9 million, $160.5 million and $114.5 million in fiscal years ended December 31, 2014, 2013 and 2012, respectively, generating year-over-year increases of 37% and 40%, respectively. We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $48.3 million, $46.1 million and $35.4 million, in fiscal years 2014, 2013 and 2012, respectively.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions in effect at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2014 were $19.8 million. As such, our Annualized Exit Monthly Recurring Subscriptions at December 31, 2014 were $237.5 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at December 31, 2014 were $170.5 million.

Net Monthly Subscription Dollar Retention Rate

We believe that our Net Monthly Subscription Dollar Retention Rate provides insight into our ability to retain and grow subscriptions revenues, as well as our customers’ potential long-term value to us. We believe that our ability to retain our customers and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and we use these trends in order to formulate financial projections and make strategic business decisions. We define our Net Monthly Subscription Dollar Retention Rate as (i) one plus (ii) the quotient of Dollar Net Change divided by Average Dollar Monthly Recurring Subscriptions.

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

Our key business metrics for the five quarterly periods ended December 31, 2014 were as follows (dollars in millions):

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	~99%	~99%
Annualized Exit Monthly Recurring Subscriptions	$237.5	$219.8	$203.7	$187.7	$173.2
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$170.5	$153.7	$139.2	$125.8	$112.3

Components of Results of Operations

Revenues

Our revenues consist of subscriptions revenues and product revenues. Our subscriptions revenues include all fees billed in connection with subscriptions to our RingCentral Office, RingCentral Professional, and RingCentral Fax subscriptions. These fees include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, recurring administrative cost recovery fees, one-time fees and other recurring fees related to our subscriptions. We provide our subscriptions to our customers pursuant to contractual arrangements that range in duration from one month to three years. We provide our subscriptions to our customers pursuant to either “click through” online agreements for service terms up to one year or written agreements when the arrangement is expected to be one year or longer. Our multi-year engagements do not typically exceed three years. We offer our subscriptions based on the functionalities and services selected by a customer, and generally our subscription arrangements automatically renew for some additional period at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.

We generally bill our subscription fees in advance. We recognize subscription revenues over the term of the agreement, except for one-time fees, which we recognize ratably on a straight-line basis over the period of the estimated average customer life and for variable usage-based fees, which we recognize over the estimated usage period in a manner that approximates actual usage. Amounts billed in excess of revenues recognized for the period are reported as deferred revenue on our consolidated balance sheet.

Our subscriptions revenues are primarily driven by recurring subscription services. Historically, we have acquired more new customers in the first and third quarters of a fiscal year. However, we have seen this trend become less pronounced as our business has grown and sales of RingCentral Office have accounted for a higher percentage of our total revenues.

Our product revenues consist primarily of the sale of pre-configured office phones used in connection with our subscriptions and include shipping and handling fees. Product revenues are billed at the time the order is received and recognized when the product has been delivered to the customer.

We also generate subscriptions revenues and product revenues through sales of our subscriptions and products by resellers. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts retained by our resellers are recorded as sales and marketing expenses. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the service or product, establish pricing of the arrangement, assume credit and inventory risk, and are the primary obligor in the arrangement. When a reseller assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues at the net amount remitted to us by the reseller. Revenues from resellers have predominantly been recorded on a gross basis for all periods presented.

Cost of Revenues and Gross Margin

Our cost of subscriptions revenues primarily consists of fees that we pay to third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place our servers in data centers owned by third parties, depreciation of equipment, along with related utilities and maintenance costs, personnel costs associated with customer care and support of the functionality of our platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology.

Subscriptions gross margin, which we define as subscriptions revenues minus cost of subscriptions revenues expressed as a percentage of subscriptions revenues, can fluctuate based on a number of factors, including the costs we pay to third-party telecommunications providers, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and customer support function to maintain high availability, quality of service, and security. As our business grows, we expect to continue to reduce the percentage of our subscriptions revenues that we spend on telecommunications origination and termination, driven by increased purchasing leverage and from increased deployment of hardware to carry our own telecommunications traffic in several regional markets. We also expect to realize economies of scale in network infrastructure, personnel, and customer support. We expect our subscriptions gross margin to increase modestly over time, although it may fluctuate from period to period depending on all of these factors including seasonality.

Cost of product revenues is comprised primarily of the cost associated with purchased phones, as well as personnel costs for contractors, and allocated costs of facilities and information technology related to the procurement, management, and shipment of phones.

We sell our products as a convenience for a total solution to our customers when they subscribe to our services. In the past, our phone margins were low due to discounts on the products that were offered as an incentive for customers to subscribe to our services. Going forward, we expect our product gross margin to be in a consistent range with fiscal year 2014 gross product margins, which we define as product revenues minus cost of product revenues expressed as a percentage of product revenues.

Operating Expenses

We classify our operating expenses as research and development, sales and marketing and general and administrative expenses.

Our research and development efforts are focused on developing new and expanded features for our products, integrations with distributors and other software platforms and improvements to our backend architecture. Research and development expenses consist primarily of personnel costs for employees and contractors, including share-based compensation expenses, and allocated costs of facilities and information technology, software tools, and product certification. We expense research and development costs as incurred, except for certain internal-use software development costs that we capitalize. We believe that continued investment in our products is important for our future growth, and we expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities, including share-based compensation expenses, Internet advertising fees, radio and billboard advertising, public relations, commissions paid to employees, resellers and other third parties, trade shows, travel expenses, credit card fees, marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future as we expand our sales and marketing efforts domestically and internationally and continue to build our brand, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.

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

Quarterly Revenue Trends

Our services revenues are primarily driven by recurring subscription services. Historically, we have acquired more new customers in the first and third quarters of a fiscal year. However, we have seen this trend become less pronounced as our business has grown, sales of RingCentral Office have accounted for a higher percentage of our total revenues, and as we move up-market to target and acquire larger customers.

Quarterly Operating Expenses Trends

Operating expenses are primarily driven by headcount and headcount-related expenses, including share-based compensation expenses, and by sales and marketing programs, and have been relatively consistent as a percentage of revenues. We experience some seasonality in spending on sales and marketing as we spend relatively less on marketing programs in the third and fourth quarters because of the summer and year-end vacation periods. However, we cannot assure you that this trend will continue.

Results of Operations

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenues:
Subscriptions	$200,098	$145,995	$105,693
Product	19,789	14,510	8,833
Total revenues	219,887	160,505	114,526
Cost of revenues:
Subscriptions	58,673	47,230	36,215
Product	18,100	14,289	8,688
Total cost of revenues	76,773	61,519	44,903
Gross profit	143,114	98,986	69,623
Operating expenses:
Research and development	44,582	33,399	24,450
Sales and marketing	104,827	72,336	54,566
General and administrative	38,910	34,284	24,434
Total operating expenses	188,319	140,019	103,450
Loss from operations	(45,205)	(41,033)	(33,827)
Other income (expense), net:
Interest expense	(2,007)	(5,384)	(1,503)
Other income (expense), net	(1,031)	274	32
Other income (expense), net	(3,038)	(5,110)	(1,471)
Loss before provision (benefit) for income taxes	(48,243)	(46,143)	(35,298)
Provision (benefit) for income taxes	97	(45)	92
Net loss	$(48,340)	$(46,098)	$(35,390)

Percentage of Total Revenues

	Year ended December 31,
	2014	2013	2012
Revenues:
Subscriptions	91%	91%	92%
Product	9	9	8
Total revenues	100	100	100
Cost of revenues:
Subscriptions	27	29	32
Product	8	9	7
Total cost of revenues	35	38	39
Gross margin	65	62	61
Operating expenses:
Research and development	20	21	22
Sales and marketing	48	45	48
General and administrative	18	21	21
Total operating expenses	86	87	91
Loss from operations	(21)	(26)	(30)
Other income (expense), net:
Interest expense	(1)	(3)	(1)
Other income (expense), net	—	—	—
Other income (expense), net	(1)	(3)	(1)
Loss before provision (benefit) for income taxes	(22)	(29)	(31)
Provision (benefit) for income taxes	—	—	—
Net loss	(22)%	(29)%	(31)%

Comparison of Fiscal Years Ended December 31, 2014, 2013 and 2012 (dollars in thousands):

Revenues

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Revenues:
Subscriptions	$200,098	$145,995	$54,103	37%	$145,995	$105,693	$40,302	38%
Product	19,789	14,510	5,279	36%	14,510	8,833	5,677	64%
Total revenues	$219,887	$160,505	$59,382	37%	$160,505	$114,526	$45,979	40%
Percentage of revenues:
Subscriptions	91%	91%			91%	92%
Product	9	9			9	8
Total	100%	100%			100%	100%

Subscriptions revenues increased by $54.1 million and $40.3 million or 37% and 38% from fiscal years 2013 to 2014 and from 2012 to 2013, respectively. The increases from fiscal years 2013 to 2014 and from 2012 to 2013 were primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our subscriptions revenues mix contained a higher proportion of RingCentral Office customers in each successive period, which carry a higher monthly subscription rate versus our other product offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the trends for these factors have varied from period to period as some customers made a small initial user subscription followed by larger additional user subscriptions, while other customers made a large initial user subscription followed by smaller additional user subscriptions. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions also varied significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures of 45% and 33% from 2013 to 2014 and from 2012 to 2013, respectively, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our products.

Product revenues increased by $5.3 million and $5.7 million, or 36% and 64%, period over period, from fiscal years 2013 to 2014 and from 2012 to 2013, respectively. The increases were primarily due to increased phone sales driven by the growth of new customers of RingCentral Office.

Cost of Revenues and Gross Margin

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Cost of revenues:
Subscriptions	$58,673	$47,230	$11,443	24%	$47,230	$36,215	$11,015	30%
Product	18,100	14,289	3,811	27%	14,289	8,688	5,601	64%
Total cost of revenues	$76,773	$61,519	$15,254	25%	$61,519	$44,903	$16,616	37%
Percentage of revenues:
Subscriptions	27%	29%			29%	32%
Product	8%	9%			9%	7%
Gross margins:
Subscriptions	71%	68%			68%	66%
Product	9%	2%			2%	2%
Total gross margin %	65%	62%			62%	61%

Cost of subscriptions revenues increased by $11.4 million and $11.0 million, or 24% and 30% from fiscal years 2013 to 2014 and from 2012 to 2013, respectively. The increases from fiscal years 2013 to 2014 and from 2012 to 2013 were primarily due to increases of $4.7 million and $3.7 million in personnel costs for employees and contractors, including increased share-based compensation expenses of $0.8 million and $0.3 million, respectively; increases of $3.6 million and $3.7 million in third-party telecommunications service provider fees, respectively; and increases of $0.5 million and $2.4 million in depreciation expenses, respectively. Average ending headcount for the fiscal year ended December 31, 2014 was flat from 2013 to 2014 and increased 12% for the fiscal year ended December 31, 2013 from 2012 to 2013. The higher personnel costs for the fiscal year ended December 31, 2014 compared to the prior year were primarily due to a higher percentage mix of full-time employees versus contractors. The higher third-party telecommunications service provider fees are a function of higher call traffic generated by our growing customer base. The higher depreciation charges reflect increased deployment of hardware to enhance our ability to carry our own telecommunications traffic in certain regional markets. The increases in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.

Cost of product revenues increased by $3.8 million and $5.6 million, or 27% and 64% from fiscal years 2013 to 2014 and from 2012 to 2013, respectively. The increases from fiscal years 2013 to 2014 and from 2012 to 2013 were due to increases in phone sales, which were primarily driven by the growth in new RingCentral Office customers.

Our total gross margin percentages were 65%, 62% and 61% for fiscal years 2014, 2013 and 2012, respectively and improved sequentially year over year primarily due to improvements in our service gross margin partially offset by increased product sales which carry lower product gross margins. The sequential improvements in service gross margin, period over period, were primarily due to a reduction in unit fees that we paid to third-party telecommunications service providers, and economies of scale in our operations personnel and infrastructure. Product gross margin remained consistent at 2% for 2012 and 2013 primarily due to discounting of phones, and improved to 9% in 2014 primarily due to better inventory management and less discounting of phones.

Research and Development

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Research and development	$44,582	$33,399	$11,183	33%	$33,399	$24,450	$8,949	37%
Percentage of total revenues	20%	21%			21%	22%

Research and development expenses increased by $11.2 million and $8.9 million, or 33% and 37% from fiscal years 2013 to 2014 and from 2012 to 2013, respectively. The increases from fiscal years 2013 to 2014 and from 2012 to 2013 were primarily due to increases in personnel costs for employees and contractors of $10.4 million and $6.2 million, including increased share-based compensation expenses of $1.8 million and $0.7 million, respectively. The higher personnel costs, period over period, from fiscal years 2013 to 2014 and from 2012 to 2013, were primarily due to 12% and 24% increases in ending average headcount, respectively. The increases in research and development headcount were in support of the development of additional software development projects for our cloud-based and mobile applications.

We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in future software development projects for our cloud-based and mobile applications.

Sales and Marketing

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Sales and marketing	$104,827	$72,336	$32,491	45%	$72,336	$54,566	$17,770	33%
Percentage of total revenues	48%	45%			45%	48%

Sales and marketing expenses increased by $32.5 million and $17.8 million, or 45% and 33% from fiscal years 2013 to 2014 and from 2012 to 2013, respectively. These increases were primarily due to increases in personnel costs for employees and contractors of $15.6 million and $8.7 million, respectively, including higher share-based compensation expenses of $3.9 million and $0.7 million, respectively; and increases in other sales and marketing related activities of $13.3 million and $6.5 million, respectively. The higher personnel costs, period over period, from fiscal years 2013 to 2014 and from 2012 to 2013, were primarily due to 16% and 31% increases in ending average headcount, respectively. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. The increases in other sales and marketing related activities, period over period, from fiscal years 2013 to 2014 and from 2012 to 2013, respectively, were primarily due to increases in third-party resellers sales commissions of $5.7 million and $3.3 million and increases in internet advertising costs of $4.2 million and $1.4 million, respectively. The increases in sales and marketing headcount and other expense categories described herein were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and United Kingdom markets.

We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in the North American and United Kingdom markets.

General and Administrative

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
General and administrative	$38,910	$34,284	$4,626	13%	$34,284	$24,434	$9,850	40%
Percentage of total revenue	18%	21%			21%	21%

General and administrative expenses increased by $4.6 million or 13% from fiscal years 2013 to 2014. The increase was primarily due to an increase in personnel costs for employees and contractors of $6.8 million in the current period offset by legal contingency charges of $3.1 million recorded in fiscal year 2013 that did not recur in the current period. The legal contingency charges primarily relate to the CallWave legal settlement matter, which was settled and paid out during fiscal year 2013. The $6.8 million increase in personnel costs for employees and contractors, including share-based compensation expenses of $1.4 million were primarily due to an increase of 24% in ending average headcount. The increase in headcount is a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.

General and administrative expenses increased by $9.9 million or 40% from fiscal years 2012 to 2013. The increase was primarily due to an increase in personnel costs for employees and contractors of $8.2 million and an increase of $2.0 million related to legal settlement costs net of insurance recoveries. The $8.2 million increase in personnel costs for employees and contractors, including share-based compensation expenses of $2.8 million were primarily due to an increase of 37% in ending average headcount. The increase in headcount is a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Other Income and Expense, net

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Other income (expense), net:
Interest expense	$(2,007)	$(5,384)	$3,377	(63)%	$(5,384)	$(1,503)	$(3,881)	258%
Other income (expense), net	(1,031)	274	(1,305)	(476)%	274	32	242	756%
Other income (expense), net	$(3,038)	$(5,110)	$2,072	(41)%	$(5,110)	$(1,471)	$(3,639)	247%

Other income (expense), net, decreased by $2.1 million from fiscal 2013 to 2014 primarily due to lower interest expense partially offset by higher foreign currency transaction losses. The decrease in interest expense is primarily the result of $1.8 million loss on early payment of debt incurred in 2013 in connection with the debt refinancing transaction that did not recur in 2014, plus lower debt balances period over period combined with the refinancing of certain debt obligations to a lower interest rate on December 31, 2013. At December 31, 2014 and 2013, there was $24.6 million and $34.2 million of total debt outstanding respectively. For the year ended 2013, the Company incurred foreign currency transaction gains of $0.2 million and for the year ended 2014, the Company incurred foreign currency transaction losses of $1.1 million. The increase in foreign currency transaction losses is a result of the weakening British Pound, Euro and Swiss Franc relative to the US dollar period over period.

Other income (expense), net, increased by $3.6 million from fiscal 2012 to 2013 primarily due to higher interest expense. The increase in interest expense is a result of higher levels of debt outstanding combined with the $1.8 million loss on early payment of debt incurred in 2013 in connection with the debt refinancing transaction on December 31, 2013. At December 31, 2013 and 2012, there was $34.2 million and $20.1 million of total debt outstanding, respectively.

Liquidity and Capital Resources

As of December 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $113.2 million, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of money market funds. To date, we have financed our operations primarily through private placements of our preferred stock, proceeds from issuance of debt, proceeds from our initial public offering (“IPO”) completed in October 2013, proceeds from our secondary public offering completed in March 2014, and sales to our customers. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

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

A majority of our customers are on 30-day subscription periods and billed at the beginning of each subscription period via credit card. Some of our customers enter into subscription periods longer than 30 days. A small number of our customers are invoiced net 30 days. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of December 31, 2014 and 2013, we had deferred revenue of $25.6 million and $16.6 million, respectively. We will recognize this deferred revenue when all of the revenue recognition criteria are met.

As of December 31, 2014, the carrying value of notes payable totaled $24.6 million. The balance consists of $12.3 million under a Loan and Security Agreement with Silicon Valley Bank, or SVB, $10.6 million under a revolving line of credit pursuant to an amended loan and security agreement with SVB dated August 14, 2013, or Amended SVB Credit Agreement, and $1.7 million from TriplePoint Capital LLC, or TriplePoint under an equipment loan.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, international expansion, research and development, increased general and administrative expenses to support the anticipated growth in our operations, including being a public company, capital equipment required to support our growing headcount and equipment required in connection with our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Year ended December 31,
	2014	2013	2012

Net cash used in operating activities	$(11,430)	$(23,771)	$(15,015)
Net cash used in investing activities	(46,661)	(10,919)	(10,172)
Net cash provided by financing activities	54,787	113,233	49,475
Effect of exchange rate changes	108	(29)	(1)
Net increase in cash and cash equivalents	$(3,196)	$78,514	$24,287

Net Cash Used in Operating Activities

Cash used in operating activities is influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software, and the amount and timing of customer payments. For all of the periods presented, we experienced increases in customer acquisition costs combined with increases in investments in personnel and infrastructure, all of which have exceeded the growth in our customer base, driving net losses from operations. Cash used in operating activities has historically come from net losses offset by non-cash expense items, such as depreciation and amortization of property and equipment, and share-based compensation, as well as working capital sources of cash driven by increases in accounts payable, accrued liabilities and deferred revenue. As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect to continue to use cash in our operating activities.

Net cash used in operating activities decreased by $12.3 million from fiscal 2013 to 2014 primarily due to increases in sources of cash from operations of $20.8 million offset by decreases in sources of cash from operations of $8.2 million. The increases in sources of cash are composed of: $7.7 million from accrued liabilities; $3.8 million from deferred revenue; $1.7 million from inventory; and $7.6 million in non-cash charges, including depreciation, amortization, interest, and share-based compensation expenses. The decreases in sources of cash are composed of: $4.3 million from accounts receivable; $1.7 million in prepaid expenses and other current assets; and an increase in net loss of $2.2 million. The changes in accrued liabilities result primarily from the timing of payments to our vendors. The higher deferred revenue and higher accounts receivable balances reflect the overall growth in our business with larger customers and resellers. The lower inventory balance is due to better inventory management. The higher net loss and non-cash charges reflect the investments we have made in our business and infrastructure to support expected future growth.

Net cash used in operating activities increased by $8.8 million from fiscal 2012 to 2013 primarily due to increases in sources of cash from operations of $14.8 million offset by decreases in sources of cash from operations of $24.2 million. The increases in sources of cash are composed of: $3.0 million from deferred revenue; $1.9 million from accounts receivable; $0.9 million from accounts payable; and $9.0 million in non-cash charges, including depreciation, amortization, interest, and share-based compensation expenses. The decreases in sources of cash are composed of: $11.5 million from accrued liabilities, $2.0 million from inventory; and an increase in net loss of $10.7 million. The changes in accounts payable and accrued liabilities result primarily from the timing of payments to our vendors. The higher deferred revenue, higher inventory, and higher accounts receivable balances reflect the overall growth in our business with larger customers and resellers. The higher net loss and non-cash charges reflect the investments we have made in our business and infrastructure to support expected future growth.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities increased by $35.7 million from fiscal 2013 to 2014 primarily due to a $28.7 million increase in use of cash related to purchases of available-for-sale securities and a $7.2 million increase in use of cash related to purchases of property and equipment. Additional investments in capital equipment are necessary to support additional capacity in our platform to support our increasing customer base, as well to support the increase in headcount levels in all functions of our business. We invested a portion of our cash in available-for-sale securities in order to generate higher returns on our investment portfolio.

Net cash used in investing activities increased by $0.7 million from fiscal 2012 to 2013 primarily due to a $0.6 million increase in use of cash related to purchases of property and equipment. Additional investments in capital equipment are necessary to support additional capacity in our platform to support our increasing customer base, as well to support the increase in headcount levels in all functions of our business.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of private placements of our preferred stock, proceeds from issuance of debt, as well as proceeds from our initial and secondary public offerings completed in October 2013 and March 2014, respectively.

Net cash provided by financing activities decreased by $58.4 million from fiscal 2013 to 2014 primarily due to decreases in sources of cash of $81.1 million offset by increases in sources of cash of $25.0 million. The decreases in sources of cash are composed of $43.2 million decrease in proceeds from public offerings (net of underwriters’ discounts and commissions and offering expenses paid by us) and a $37.9 million decrease in sources of cash from borrowings. These decreases in sources of cash were offset by a $16.4 million increase in sources of cash for repayment of debt and a $8.6 million increase in proceeds from the issuance of common stock in connection with our stock plans. Sources of cash from public offerings decreased period over period because we raised $99.3 million in proceeds from our initial public offering in October 2013 (net of underwriters’ discounts and commissions and offering expenses paid by us) and $56.1 million in proceeds from our secondary public offering in March 2014 (net of underwriters’ discounts and commissions and offering expenses paid by us). Sources of cash from bank borrowings decreased period over period because we did not borrow any money during the fiscal year ended 2014. Principal repayments of debt decreased period over period because we refinanced certain outstanding debt on December 31, 2013.

Net cash provided by financing activities increased by $63.8 million from fiscal 2012 to 2013 primarily due to increases in sources of cash of $112.6 million offset by decreases in sources of cash of $50.9 million. The increases in sources of cash are composed of $99.3 million increase in proceeds from our IPO in October 2013 (net of underwriters’ discounts and commissions and offering expenses paid by us) and a $13.3 million increase in sources of cash from borrowings. These increases in sources of cash were offset by a $29.9 million decrease in sources of cash from proceeds from issuance of preferred stock and a $21.0 million decrease in sources of cash for repayment of debt. Sources of cash from public offerings increased period over period because we raised $99.3 million in proceeds from our initial public offering in October 2013. Principal repayments of debt increased period over period because we refinanced certain outstanding debt on December 31, 2013.

Backlog

We have generally signed monthly and annual contracts for our subscriptions. The timing of our invoices to our customers is a negotiated term and thus varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, we do not recognize them as revenues, unearned revenue or elsewhere in our consolidated financial statements. The change in backlog that results from changes in the average non-cancelable term of our subscription arrangements may not be an indicator of the likelihood of renewal or expected future revenues and therefore we do not utilize backlog as a key management metric internally and do not believe that it is a meaningful measurement of our future revenues.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$5,609	$10,503	$8,058	$4,970	$29,140
Capital lease obligations	581	397	188	—	1,166
Short- and long-term debt obligations	16,920	7,500	313	—	24,733
Purchase obligations	24,050	—	—	—	24,050
Total	$47,160	$18,400	$8,559	$4,970	$79,089
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of December 31, 2014. Although open purchase orders are considered enforceable and legally binding, except for our purchase orders with our inventory suppliers, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our purchase orders with our inventory suppliers are non-cancellable. In addition, we have other obligations for goods and services that we enter into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions. The aggregate of these items represents our estimate of purchase obligations.

The operating lease obligations in the table above includes the office lease for our corporate headquarters located in San Mateo, California, under a lease expiring on May 31, 2017. On February 25, 2015, the Company signed an agreement that accelerates the termination date of the headquarters office lease from May 31, 2017 to April 30, 2015. The effectiveness of the early termination of the lease is contingent upon a third party entering into a lease agreement with the landlord for the San Mateo office space by February 28, 2015, and obtaining by March 30, 2015 the consent of the landlord’s lender to the early termination. No additional lease payments are imposed by the early termination agreement and, if and when the agreement becomes effective, the Company’s future lease obligation will be reduced. The table of contractual obligations above and future lease commitments appearing in Note 5 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K have not been adjusted for any potential reductions in the Company’s future lease obligation under the early termination agreement.

Silicon Valley Bank Credit Facility

Under the SVB agreement, the Company has two outstanding growth capital term loans (i.e., “the 2012 term loan” and “the 2013 term loan”), and a revolving line of credit.

The 2012 term loan was borrowed in March 2012 with a principal amount of $8,000,000, which is being repaid in 36 equal monthly installments of principal and interest. Under the 2012 term loan, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and, based on cash balances maintained with SVB at December 31, 2014, the current interest rate is 3.5%. In addition, a final terminal payment equal to 0.5% of the original loan principal, or $40,000, is due at maturity. The remaining principal balance and the final terminal payment are classified as current liabilities in the accompanying condensed consolidated balance sheet because the loan matures March 2015. As of December 31, 2014, the outstanding principal balance of the 2012 term loan was $667,000. As of December 31, 2014, the unamortized discount on the 2012 term loan was $2,000 which is recorded in the current portion of long-term debt line in the accompanying consolidated balance sheet.

The 2013 term loan was borrowed on December 31, 2013 with a principal amount of $15,000,000, which is being repaid in 48 equal monthly installments of principal and interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at December 31, 2014, the current interest rate is 4.0%. As of December 31, 2014, the outstanding principal balance of the 2013 term loan was $11,563,000. Approximately $7,813,000 of the remaining principal balance is classified as non-current liabilities in the accompanying consolidated balance sheet as this portion of the remaining principal balance is due beyond December 31, 2015.

The revolving line of credit provides for a maximum borrowing of up to $15,000,000 subject to limits based on the outstanding principal balance of the 2012 term loan and recurring subscription revenue amounts as defined in the agreement. The recurring subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at December 31, 2014, the current interest rate is 3.5%. All outstanding principal and unpaid interest must be repaid by August 13, 2015. The outstanding principal balance is classified as a current liability in the accompanying condensed consolidated balance sheet because the loan matures August 2015. As of December 31, 2014, the outstanding principal balance and the available borrowing capacity of the line of credit were $10,778,000 and $3,556,000, respectively. As of December 31, 2014, the unamortized discount on the revolving line of credit was $149,000 which is recorded in the current portion of long-term debt line in the accompanying consolidated balance sheet.

The Company has pledged all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB agreement. The SVB agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement also contains customary affirmative covenants, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $10,000,000 or three times the Company’s quarterly cash burn rate, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On June 17, 2014, the Company adjusted certain financial covenant thresholds to expand its ability to invest in certain foreign subsidiaries. The Company was in compliance with all covenants under its credit agreement with SVB as of December 31, 2014.

TriplePoint Capital Credit Facility

Under the equipment loan and security agreement with TriplePoint, the Company borrowed equipment term loans with aggregate principal of $9,691,000 in August 2012. The equipment term loans are being repaid in 36 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 5.75%. In addition, a final terminal payment is due at maturity equal to 10% of the original loan principal, or $970,000. The remaining principal balance and the final terminal payment are classified as current liabilities in the accompanying condensed consolidated balance sheet because the loan matures in August 2015. As of December 31, 2014, the outstanding principal balance of the TriplePoint equipment term loan was $1,725,000. As of December 31, 2014, the unamortized discount on the revolving line of credit was $5,000 which is recorded in the current portion of long-term debt line in the accompanying consolidated balance sheet.

The equipment term loan is securitized by certain hardware and software equipment totaling $9,691,000 that was purchased by the Company prior to the loan draw down in August 2012. The Company has pledged this equipment as collateral to secure its obligations under the equipment loan agreement. The TriplePoint equipment loan and security agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The TriplePoint equipment loan and security agreement also contain customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. On June 17, 2014, the Company adjusted certain financial covenant thresholds to expand its ability to invest in certain foreign subsidiaries. The Company was in compliance with all covenants under its credit agreements with TriplePoint as of December 31, 2014.

Indemnification Obligations

Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2014.

Contingencies

Legal Proceedings

We are subject to certain legal proceedings from time to time and may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2014 and 2013, there were no significant ongoing legal matters and we did not have any accrued liabilities recorded for such loss contingencies.

Sales Tax Liability

During 2010 and 2011, we increased our sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in such state. Prior to 2012, we did not collect sales taxes from our customers on sales in all states. In the second quarter of 2012, we commenced collecting and remitting sales taxes on sales in all states. As of December 31, 2014 and 2013, we recorded a long-term sales tax liability of $4.0 million and $4.0 million, respectively, based on our best estimate of the probable liability for the loss contingency incurred prior to the second quarter of 2012. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate.

Employee Agreements

We have signed various employment agreements with executives and key employees pursuant to which if we terminate their employment without cause or if the employee does so for good reason following a change of control of our company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and continued COBRA coverage. As of December 31, 2014, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.

Off-Balance Sheet Arrangements

Through December 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We derive our revenues from two sources: subscriptions revenues, which are generated from the sale of subscriptions to our SaaS applications and related services, which have contractual terms typically ranging from one month to three years, and include recurring fixed plan subscription fees, recurring administrative cost recovery fees, variable usage-based fees for blocks of additional minutes systematically purchased in advance and one-time upfront fees; and product revenues, which are generated from the sale of pre-configured office phones used in connection with our subscriptions and include shipping and handling fees.

We recognize revenues when the following criteria are met:

•	there is persuasive evidence of an arrangement;
•	the service is being provided to the customer or the product has been delivered;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

Revenues under subscription plans are recognized as follows:

•	fixed plan subscription and administrative cost recovery fees are recognized on a straight-line basis over their contractual subscription term;
•	fees for additional minutes of usage in excess of plan limits are recognized over the estimated usage period in a manner which approximates actual usage; and
•	one-time upfront fees are initially deferred and recognized on a straight-line basis over the estimated average customer life.

Product revenues are billed at the time the order is received and recognized when the product has been delivered to the customer.

We frequently enter into arrangements with multiple deliverables that generally include services to be provided under the subscription plan and the sale of products used in connection with our subscriptions. We allocate the consideration to each deliverable in a multiple-deliverable arrangement based upon its relative selling prices. We determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimated selling price, or BESP, for that deliverable. Consideration allocated to each deliverable, limited to the amount not contingent on future performance, are then recognized to revenue when the basic revenue recognition criteria are met for the respective deliverable.

We determine VSOE of fair value based on historical standalone sales to customers. In determining VSOE, we require that a substantial majority of the selling prices for a product or subscription fall within a reasonably narrow pricing range of the median selling price. VSOE exists for all of our SaaS subscription plans. We use BESP as the selling price for product sales because we are not able to determine VSOE or TPE from the observable pricing data of standalone sales. We estimate BESP for a product by considering company-specific factors such as pricing strategies, direct product and other costs, and bundling and discounting practices.

We also generate subscriptions revenues and product revenues through sales of our subscriptions and products by resellers. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts retained by our resellers are recorded as sales and marketing expenses. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or subscription, establish pricing of the arrangement, assume credit and inventory risk, and are the primary obligor in the arrangement. When a reseller assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues at the net amount received from the reseller. We recognize revenues from our resellers when the following criteria are met:

•	persuasive evidence of an arrangement exists through a contract with the customer;
•	the subscription is being provided to the customer or the product has been delivered;
•	the amount of fees to be paid by the customer is fixed or determinable; and
•	the collection of the fees is reasonably assured.

Our deliverables sold through our reseller agreements consist of our subscriptions and products. We recognize subscriptions sold through our resellers on a straight-line basis over the period the underlying subscriptions are provided to the end customer. Products sold through resellers are shipped directly to the end customer and are recognized when title transfers to the end customer. Revenues from resellers have predominantly been recorded on a gross basis for all periods presented.

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

We provide reserves as necessary for uncertain tax positions taken on our tax filings. First, we determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit. Second, based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement, we recognize any such differences as a liability. Except for certain deferred tax assets related to our subsidiary in the U.K., all of our other deferred tax assets related to uncertain tax positions have full valuation allowances recorded against them. Because of our full valuation allowance against the other net deferred tax assets (excluding the U.K.), any change in our uncertain tax positions would not impact our effective tax rate. However, changes in our uncertain tax positions relative to the U.K. deferred tax assets would impact our effective tax rate as the Company does not have a valuation allowance recorded against the U.K. deferred tax assets.

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

As of December 31, 2014, we had federal and state net operating loss carry-forwards of $140.1 million and $102.4 million, respectively, and federal and state research and development tax credit carry-forwards in the amount of $2.8 million and $2.8 million, respectively. As of December 31, 2013, we had federal and state net operating loss carry-forwards of $94.7 million and $77.9 million, respectively, and federal and state research and development tax credit carry-forwards in the amount of $1.9 million and $1.9 million, respectively. A limited amount of these carry-forwards may be subject to annual limitations that may result in their expiration before some portion of them has been fully utilized.

Capitalized Internal-Use Software Development Costs

We use significant judgment in determining whether certain internal-use software development costs are capitalized or expensed and over what period the amounts capitalized should be amortized to expense. We capitalize internal-use software development costs related to our SaaS applications that are incurred during the application development stage provided that it is probable the project will be successfully completed and such costs will be recovered from future revenues. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life starting when the underlying project is ready for its intended use, generally three to four years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We capitalized $0.7 million and $1.3 million of internal-use software development costs during fiscal 2014 and 2013, respectively. The carrying value of internal-use software development costs, net of amortization, was $1.7 million and $2.3 million at December 31, 2014 and 2013, respectively.

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

These assumptions are estimated as follows:

•

Fair Value of Common Stock. Prior to our IPO which was completed on October 2 2013, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: contemporaneous third-party valuations of our common stock; the prices, rights, preferences and privileges of our Preferred Stock relative to those of our common stock; the lack of marketability of our common stock; our operational and financial performance; the nature of our services and our competitive position in the marketplace; our assessment of current and future economic and business conditions; the value of companies that we consider peers based on a number of factors, including similarity to us with respect to industry and business model; and the likelihood of achieving a liquidity event, such as an IPO or sale of our company, given prevailing market conditions. For financial reporting purposes, the Company also considered contemporaneous valuations of common stock prepared for dates subsequent to the grant date. For certain option grants in 2012 and 2013 that occurred on an interim date between valuation dates, the fair value of common stock used in the option pricing model to measure share-based compensation for the period exceeded the exercise price. Since our IPO, we have used the market closing price for our Class A common stock as reported on the New York Stock Exchange. Stock options granted prior to our initial public offering are described further in the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation filed in our prospectus dated on September 26, 2013.Risk-Free Interest Rate. The risk-free interest rate was based on the yield available on U.S. Treasury zero-coupon issues with a term that approximates the expected term of the option or the purchase rights under our employee stock purchase plan.

•

Expected Term. The expected term represents the period that share-based awards are expected to be outstanding. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the expected term for options issued to employees was calculated as the mean of the option vesting period and the contractual term (i.e., the “Simplified Method”). During the fourth quarter of 2014, the Company also began to incorporate its own expectations about future exercise behavior assigning a 25% weighting to the Company specific estimate and a 75% weighting to the Simplified Method estimate. The expected term for options issued to non-employees was the contractual term.

•

Volatility. The expected stock price volatility of common stock was derived from the historical volatilities of a peer group of similar publicly traded companies over a period that approximates the expected term of the option. During the fourth quarter of 2014, the Company also began to incorporate its own historical volatility assigning a 25% weighting to the Company specific estimate and a 75% weighting to the historical peer group of similarly traded companies.

•	Dividend Yield. The expected dividend yield was 0% as we have not paid, and do not expect to pay, cash dividends.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year ended December 31,
	2014	2013	2012
Expected term for employees (in years)	4.6	6.1	6.1
Expected term for non-employees (in years)	7.0	10.0	10.0
Risk-free interest rate	1.41%	1.68%	0.97%
Expected volatility	48%	54%	61%
Expected dividend rate	0%	0%	0%

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, UK and China. In the first quarter of 2013, we formed a wholly owned subsidiary in the Netherlands and in the second quarter of 2013, we formed a wholly owned subsidiary in Switzerland. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $1.0 million on our consolidated financial statements. During fiscal 2013, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $113.2 million and $116.4 million as of December 31, 2014 and December 31, 2013, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During fiscal 2014 and 2013, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income for either period. In addition, as of December 31, 2014 and December 31, 2013, we had approximately $23.0 million and $29.1 million in short and long-term debt with variable interest rate components, respectively. During fiscal 2014 and 2013, a hypothetical 10% increase or decrease in interest rates would have had a $2.3 million and $2.9 million impact on our interest expense, respectively.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RINGCENTRAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

RingCentral, Inc.:

We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RingCentral, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG, LLP

Santa Clara, California

February 27, 2015

RINGCENTRAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share)

	December 31,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$113,182	$116,378
Short-term investments	28,479	—
Accounts receivable, net	7,651	3,045
Inventory	1,710	2,111
Prepaid expenses and other current assets	8,767	5,214
Total current assets	159,789	126,748
Property and equipment, net	25,527	16,660
Other assets	3,021	1,777
Total assets	$188,337	$145,185
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$4,181	$4,414
Accrued liabilities	29,236	20,559
Current portion of capital lease obligation	509	347
Current portion of long-term debt	16,764	9,871
Deferred revenue	25,586	16,552
Total current liabilities	76,276	51,743
Long-term debt	7,813	24,356
Sales tax liability	3,953	3,988
Capital lease obligation	535	247
Other long-term liabilities	3,255	1,336
Total liabilities	91,832	81,670

Commitments and contingencies (Note 5)

Stockholders' equity:
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2014 and 2013; 50,770 and 9,201 shares issued and outstanding at December 31, 2014 and 2013	5	1
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2014 and 2013; 17,789 and 53,043 shares issued and outstanding at December 31, 2014 and 2013	2	5
Additional paid-in capital	274,844	193,574
Accumulated other comprehensive loss	(251)	(310)
Accumulated deficit	(178,095)	(129,755)
Total stockholders' equity	96,505	63,515
Total liabilities and stockholders' equity	$188,337	$145,185

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenues:
Subscriptions	$200,098	$145,995	$105,693
Product	19,789	14,510	8,833
Total revenues	219,887	160,505	114,526
Cost of revenues:
Subscriptions	58,673	47,230	36,215
Product	18,100	14,289	8,688
Total cost of revenues	76,773	61,519	44,903
Gross profit	143,114	98,986	69,623
Operating expenses:
Research and development	44,582	33,399	24,450
Sales and marketing	104,827	72,336	54,566
General and administrative	38,910	34,284	24,434
Total operating expenses	188,319	140,019	103,450
Loss from operations	(45,205)	(41,033)	(33,827)
Other income (expense), net:
Interest expense	(2,007)	(5,384)	(1,503)
Other income (expense), net	(1,031)	274	32
Other income (expense), net	(3,038)	(5,110)	(1,471)
Loss before provision (benefit) for income taxes	(48,243)	(46,143)	(35,298)
Provision (benefit) for income taxes	97	(45)	92
Net loss	$(48,340)	$(46,098)	$(35,390)
Net loss per common share:
Basic and diluted	$(0.72)	$(1.39)	$(1.58)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	66,818	33,155	22,353

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Net loss	$(48,340)	$(46,098)	$(35,390)
Other comprehensive loss:
Foreign currency translation adjustments, net	276	(225)	(65)
Unrealized loss on available-for-sale securities	(217)	—	—
Comprehensive loss	$(48,281)	$(46,323)	$(35,455)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2011	27,272	$44,109	22,210	$2	$5,628	$(20)	$(48,267)	$1,452
Issuance of common stock upon exercise and early exercise of stock options	—	—	484	—	419	—	—	419
Issuance of preferred stock warrants in connection with a debt agreement	—	—	—	—	169	—	—	169
Issuance of Series E convertible preferred stock (net of issuance costs of $89)	3,097	29,911	—	—	—	—	—	29,911
Reclassification of preferred stock warrant	—	—	—	—	473	—	—	473
Share-based compensation	—	—	—	—	3,102	—	—	3,102
Foreign currency translation adjustments, net	—	—	—	—	—	(65)	—	(65)
Net Loss	—	—	—	—	—	—	(35,390)	(35,390)
Balance as of December 31, 2012	30,369	74,020	22,694	2	9,791	(85)	(83,657)	71
Issuance of common stock upon exercise and early exercise of stock options	—	—	616	—	1,007	—	—	1,007
Issuance of common stock for legal settlement	—	—	20	—	257	—	—	257
Issuance of preferred stock warrants in connection with a debt agreement	—	—	—	—	866	—	—	866
Reclassification of preferred stock warrant	—	—	—	—	820	—	—	820
Conversion of preferred stock into common stock in connection with IPO	(30,369)	(74,020)	30,369	3	74,017	—	—	—
Issuance of common stock in connection with IPO (net of issuance costs of $11,809)	—	—	8,545	1	99,276	—	—	99,277
Share-based compensation	—	—	—	—	7,540	—	—	7,540
Foreign currency translation adjustments, net	—	—	—	—	—	(225)	—	(225)
Net Loss	—	—	—	—	—	—	(46,098)	(46,098)
Balance as of December 31, 2013	—	—	62,244	6	193,574	(310)	(129,755)	63,515
Issuance of common stock in connection with Secondary Offering (net of issuance costs of $1,050)	—	—	2,792	—	56,117	—	—	56,117
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	—	—	3,523	1	9,637	—	—	9,638
Share-based compensation	—	—	—	—	15,516	—	—	15,516
Foreign currency translation adjustments, net	—	—	—	—	—	276	—	276
Unrealized loss on available-for-sale securities	—	—	—	—	—	(217)	—	(217)
Net Loss	—	—	—	—	—	—	(48,340)	(48,340)
Balance as of December 31, 2014	—	$—	68,559	$7	$274,844	$(251)	$(178,095)	$96,505

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(48,340)	$(46,098)	$(35,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,378	8,980	6,191
Share-based compensation	15,516	7,540	3,102
Non-cash interest and other expense related to debt	259	2,014	265
Loss on disposal of assets	100	338	26
Deferred income tax	(35)	(16)	(56)
Changes in assets and liabilities:
Accounts receivable	(4,606)	(355)	(2,256)
Inventory	401	(1,279)	769
Prepaid expenses and other current assets	(3,553)	(1,873)	(2,022)
Other assets	(1,012)	(328)	(366)
Accounts payable	(510)	(453)	(1,392)
Accrued liabilities	9,054	1,370	12,898
Deferred revenue	9,034	5,262	2,248
Other liabilities	1,884	1,127	968
Net cash used in operating activities	(11,430)	(23,771)	(15,015)
Cash flows from investing activities:
Purchases of property and equipment	(17,965)	(10,789)	(10,172)
Purchases of available-for-sale securities	(28,696)	—	—
Restricted investments	—	(130)	—
Net cash used in investing activities	(46,661)	(10,919)	(10,172)
Cash flows from financing activities:
Net proceeds from public offerings of common stock	57,167	103,309	—
Net proceeds from debt agreements	—	37,857	24,538
Repayment of debt	(9,909)	(26,309)	(5,356)
Repayment of capital lease obligations	(698)	(422)	(675)
Net proceeds from issuance of preferred stock	—	—	29,911
Proceeds from issuance of preferred stock warrants	—	1,625	501
Payment of offering costs	(1,219)	(3,720)	—
Proceeds from issuance of stock in connection with stock plans	9,446	893	556
Net cash provided by financing activities	54,787	113,233	49,475
Effect of exchange rate changes on cash and cash equivalents	108	(29)	(1)
Net increase (decrease) in cash and cash equivalents	(3,196)	78,514	24,287
Cash and cash equivalents:
Beginning of period	116,378	37,864	13,577
End of period	$113,182	$116,378	$37,864
Supplemental disclosure of cash flow data:
Cash paid for interest	$1,267	$2,437	$791
Cash paid for income taxes	96	46	64
Noncash investing and financing activities:
Change in liability for unvested exercised options	$47	$114	$20
Accrued liability for deferred offering costs	—	313	—
Conversion of convertible preferred stock into common stock	—	74,020	—
Reclassification of preferred stock warrants from liability to equity	—	820	473
Deferred debt issuance costs recorded in connection with issuance of preferred stock warrants	—	—	122
Equipment purchased and unpaid at period end	1,013	775	2,700
Equipment acquired under capital lease	1,149	—	1,329
Unrealized loss on available-for-sale securities	217	—	—

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

Public Offerings

On October 2, 2013, the Company completed an initial public offering (the “IPO”) and sold 8,625,000 shares of Class A common stock to the public, including the underwriters’ overallotment option of 1,125,000 shares of Class A common stock and 80,000 shares of Class A common stock sold by selling stockholders, at a price of $13.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190815) (the “Initial Registration Statement”). The Company received aggregate proceeds of $103,309,000 from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3,888,000.

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

The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Investments in Marketable Securities

The Company considers highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. At December 31, 2014 the Company’s marketable securities consist of investments in commercial paper and corporate debt securities. At December 31, 2014, all investments were designated as available-for-sale and reported at fair value based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in accumulated other comprehensive loss in the consolidated balance sheet. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, all of our investments held at December 31, 2014 were classified as current assets in the accompanying consolidated balance sheet. We determine any realized gains or losses on the sale of marketable securities on a specific identification method, and we record such gains and losses as a component of other income (expense).

The Company monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary (i.e., when the Company does not intend to sell the debt securities and it is not more likely than not that the Company will be required to sell the debt securities prior to anticipated recovery of its amortized cost basis), management records an impairment charge to other income (expense), in the amount of the credit loss and the balance, if any, is recorded in accumulated other comprehensive loss in the consolidated balance sheets. No impairment losses have been recognized for the years ended December 31, 2014, 2013 and 2012.

Allowance for Doubtful Accounts

For the years ended December 31, 2012 and 2013, a significant portion of revenues were realized from credit card transactions with only a small portion of revenues generating accounts receivable. For the year ended December 31, 2014, the portion of revenues generating accounts receivable has increased as the Company has been acquiring larger customers that request credit terms. For all periods presented, the Company has not experienced any significant defaults on its accounts receivable. The Company determines provisions based on historical experience and upon a specific review of customer receivables.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012:

	Balance at Beginning of Period	Provision, net of Recoveries	Write-offs	Balance at End of Period
Year ended December 31, 2012	$5	$428	$—	$433
Year ended December 31, 2013	433	(8)	286	139
Year ended December 31, 2014	139	40	54	125

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

Internal-Use Software Development Costs

The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the project and it is probable the project will be completed and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation operation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis to cost of revenues when the underlying project is ready for its intended use. For the years ended December 31, 2014 and 2013, the Company capitalized $698,000 and $1,317,000 of internal-use software development costs incurred, respectively. The carrying value of internal-use software development costs, net of amortization, was $1,658,000 and $2,325,000 at December 31, 2014 and 2013, respectively.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Property and Equipment, Net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization, and is depreciated using the straight-line method over the estimated useful lives of the assets. Computer hardware and software, and furniture and fixtures are depreciated over useful lives ranging from three to five years; internal-use software development costs are amortized over useful lives ranging from three to four years; and leasehold improvements are depreciated over the respective lease term or useful life, whichever is shorter. Maintenance and repairs are charged to expense as incurred.

The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows of the assets or asset groups are expected to generate. If such evaluation indicates that the carrying amount of the assets or asset groups is not recoverable, the carrying amount of such assets or asset groups is reduced to its estimated fair value. No impairment losses have been recognized in the fiscal years ended December 31, 2014, 2013 and 2012.

Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in marketable securities and accounts receivable. The Company maintains its cash, cash equivalent and investment balances, which may exceed federally insured limits, with financial institutions and corporate entities that management believes are financially sound and have minimal credit risk exposure.

The Company’s accounts receivable are primarily derived from sales by resellers and to larger direct customers. The Company performs ongoing credit evaluations of its resellers and does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. At December 31, 2014 and 2013, AT&T, one of our resellers, accounted for 44% and 68% of the Company’s total accounts receivable, respectively. For the year ended December 31, 2014, AT&T accounted for 12% of the Company’s total revenues. For the years ended December 31, 2013 and 2012, no single customer accounted for greater than 10% of the Company’s total revenues.

The Company purchased or contracted a significant portion of its software development efforts from third-party vendors located in Russia and the Ukraine during the years ended December 31, 2014, 2013 and 2012, respectively. A cessation of services provided by these vendors could result in a disruption to the Company’s research and development efforts.

Revenue Recognition

The Company’s revenues consist of subscriptions revenues and product revenues. The Company’s subscriptions revenues include all fees billed in connection with subscriptions to the Company’s RingCentral Office, RingCentral Professional and RingCentral Fax SaaS applications. These service fees include recurring fixed plan subscription fees, recurring administrative cost recovery fees, variable usage-based fees for blocks of additional minutes systematically purchased in advance of usage in excess of plan limits and one-time upfront fees. The Company provides its subscriptions pursuant to contractual arrangements that range in duration from one month to three years. The Company’s service fees are generally billed in advance directly to customer credit cards or via invoices issued to larger customers. The Company’s product revenues consists of sales of pre-configured office phones used in connection with the service and includes shipping and handling fees.

The Company recognizes revenues when the following criteria are met:

•	there is persuasive evidence of an arrangement;
•	the subscription is being provided to the customer or the product has been delivered;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Revenues under subscription plans are recognized as follows:

•	fixed plan subscription and administrative cost recovery fees are recognized on a straight-line basis over their respective contractual subscription terms;
•	fees for additional minutes of usage in excess of plan limits are recognized over the estimated usage period in a manner that approximates actual usage; and
•	one-time upfront fees are initially deferred and recognized on a straight-line basis over the estimated average customer life.

Product revenues are billed at the time the order is received and recognized when the product has been delivered to the customer.

The Company enters into arrangements with multiple-deliverables that generally include services to be provided under the subscription plan and the sale of products used in connection with the Company’s subscriptions. The Company allocates the consideration to each deliverable in a multiple-deliverable arrangement based upon its relative selling prices. The Company determines the selling price using vendor-specific objective evidence (“VSOE”) for its subscription plans and best estimated selling price (“BESP”) for its product offerings. Consideration allocated to each deliverable, limited to the amount not contingent on future performance, are then recognized to revenue when the basic revenue recognition criteria are met for the respective deliverable.

The Company determines VSOE based on historical standalone sales to customers. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonably narrow pricing range. VSOE exists for all of the Company’s subscription plans. The Company uses BESP as the selling price for its product offerings because the Company is not able to determine VSOE of fair value from standalone sales or third-party evidence of selling price (“TPE”). The Company estimates BESP for a product by considering company-specific factors such as pricing objectives, direct product and other costs, bundling and discounting practices and contractually stated prices.

A portion of the Company’s subscriptions revenues and product revenues are generated through sales by resellers. When the Company assumes a majority of the business risks associated with performance of the contractual obligations, it records these revenues at the gross amount paid by the customer with amounts retained by the resellers recognized as sales and marketing expense. The Company’s assumption of such business risks is evidenced when, among other things, it takes responsibility for delivery of the product or subscription, is involved in establishing pricing of the arrangement, assumes credit and inventory risk, and is the primary obligor in the arrangement. When a reseller assumes the majority of the business risks associated with the performance of the contractual obligations, the Company records the associated revenues at the net amount received from the reseller. The Company recognizes revenues from resellers when the following criteria are met:

•	persuasive evidence of an arrangement exists through a contract with the customer;
•	the subscription is being provided to the customer or the product has been delivered;
•	the amount of fees to be paid by the customer is fixed or determinable; and
•	the collection of the fees is reasonably assured.

The Company’s deliverables sold through its reseller agreements consist of the Company’s subscriptions and products. Subscriptions sold through resellers are recognized on a straight-line basis over the period the underlying subscriptions are provided to the end customer. Products sold through resellers are shipped directly to the end customer and are recognized when title transfers to the end customer. Revenues from resellers have predominantly been recorded on a gross basis for all periods presented.

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

Amounts billed in excess of revenues recognized for the period are reported as deferred revenue on the consolidated balance sheet. The Company’s deferred revenue consists primarily of unearned revenue on annual and monthly subscription plans.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company received one-time up-front payments for implementation services to be performed in connection with its carrier agreements with British Telecom (“BT”) and TELUS Corporation (“TELUS”) during the year ended December 31, 2014. These amounts will be amortized on a straight-line basis over their respective initial contractual terms beginning in 2015 when customer acceptance criteria are met. The BT and TELUS arrangements have initial contractual terms of three to five years, which approximates the estimated average customer life of each respective agreement. Accordingly, the portion of these one-time up-front payments that is estimated to be realized beyond December 31, 2015, or $1,372,000, is included as a component of other long-term liabilities in the consolidated balance sheet.

Cost of Revenues

Cost of subscriptions revenues primarily consists of costs of network capacity purchased from third-party telecommunications providers, network operations, costs to equip and maintain data centers, including co-location fees for the right to place the Company’s servers in data centers owned by third-parties, depreciation of the servers and equipment, along with related utilities and maintenance costs. Cost of subscriptions revenue also includes personnel costs associated with non-administrative customer care and support of the functionality of the Company’s platform and data center operations, including share-based compensation expenses and allocated costs of facilities and information technology. Cost of subscriptions revenues is expensed as incurred.

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

Advertising Costs

Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $27,110,000, $22,943,000, and $21,915,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Commissions

Commissions consist of variable compensation earned by sales personnel and third-party resellers. Sales commissions associated with the acquisition of a new customer contract are recognized as sales and marketing expense at the time the customer has entered into a binding agreement.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2014 and 2013, except for deferred tax assets associated with its subsidiaries in the United Kingdom, the Netherlands and China, the Company recorded a full valuation allowance against all other net deferred tax assets because of its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.

Segment Information

The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reporting segment.

Indemnification

Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if its subscriptions infringe a third-party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2014 or 2013.

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

Note 2. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Cash	$12,800	$34,561
Money market funds	100,382	81,817
Total cash and cash equivalents	$113,182	$116,378

Accounts receivable, net consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Accounts receivable	$5,935	$2,192
Unbilled accounts receivable	1,841	992
Allowance for doubtful accounts	(125)	(139)
Accounts receivable, net	$7,651	$3,045

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Computer hardware and software	$43,805	$30,449
Internal-use software development costs	5,335	4,636
Furniture and fixtures	2,020	1,127
Leasehold improvements	2,870	859
Property and equipment, gross	54,030	37,071
Less: accumulated depreciation and amortization	(28,503)	(20,411)
Property and equipment, net	$25,527	$16,660

Total depreciation and amortization expense was $10,378,000, $8,980,000, and $6,191,000 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Accrued compensation and benefits	$7,596	$5,660
Accrued sales, use and telecom related taxes	5,277	3,967
Other accrued expenses	16,363	10,932
Total accrued liabilities	$29,236	$20,559

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

The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	Balance at
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$100,570	$94,274	$6,296	$—
Short-term investments:
Corporate debt securities	$26,481	$26,481	$—	$—
Commercial paper	$1,998	$—	$1,998	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

	Balance at
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$81,817	$72,717	$9,000	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

During the third quarter of 2014, the Company purchased investments in commercial paper and corporate debt securities. At December 31, 2014, all investments were designated as available-for-sale and reported at fair value based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss. At December 31, 2014, available-for-sale securities consisted of the following (in thousands):

	Available-for-Sale Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$26,700	$45	$(264)	$26,481
Commercial paper	1,996	2	—	1,998
Total	$28,696	$47	$(264)	$28,479

The expected maturities of our investments in available-for-sale securities at December 31, 2014 are shown below (in thousands):

Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Due in less than one year	$28,696	$28,479
Total	$28,696	$28,479

The Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, are carried at cost which approximates fair value due to the relatively short maturity of those instruments.

In June 2013 and August 2013, the Company issued TriplePoint preferred stock warrants in connection with debt agreements that were recorded as liabilities at issuance and were carried at fair value for a portion of the year prior to reclassification (September 26, 2013), the date of effectiveness of the Registration Statement for the IPO, to stockholders’ equity. The fair value of the warrants at the issuance dates in June 2013 and August 2013 were $265,000 and $495,000, respectively. The fair value of the June 2013 and August 2013 warrants at the date of reclassification were $320,000 and $500,000, respectively. The fair value of preferred stock warrants was determined by the Black-Scholes-Merton option pricing model which is a technique using level 3 inputs which are detailed in Note 6.

On December 31, 2013, the Company refinanced a substantial portion of its outstanding debt obligations. Based on borrowing rates available to the Company for loans with similar terms, the stable interest rate environment and considering the Company’s credit risks, management concluded the carrying value of debt approximated fair value at December 31, 2013. At December 31, 2014, the Company estimated the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The estimated fair value of the Company’s current and non-current debt obligations was $25,671,000 at December 31, 2014, compared to its carrying amount of $24,577,000 at that date. If the debt was measured at fair value in the consolidated balance sheets, the Company’s current and non-current debt would be classified in Level 2 of the fair value hierarchy.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 4. Debt

Silicon Valley Bank Credit Facility

Under the SVB agreement, the Company has two outstanding growth capital term loans (i.e., “the 2012 term loan” and “the 2013 term loan”), and a revolving line of credit.

The 2012 term loan was borrowed in March 2012 with a principal amount of $8,000,000, which is being repaid in 36 equal monthly installments of principal and interest. Under the 2012 term loan, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and, based on cash balances maintained with SVB at December 31, 2014, the current interest rate is 3.5%. In addition, a final terminal payment equal to 0.5% of the original loan principal, or $40,000, is due at maturity. The remaining principal balance and the final terminal payment are classified as current liabilities in the accompanying consolidated balance sheet because the loan matures in March 2015. As of December 31, 2014, the outstanding principal balance of the 2012 term loan was $667,000. As of December 31, 2014, the unamortized discount on the 2012 term loan was $2,000 which is recorded in the current portion of long-term debt line in the accompanying consolidated balance sheet.

On December 31, 2013, the Company refinanced certain of its outstanding debt as described below, to lower the interest rate on such debt (the “Refinancing”). In connection with the Refinancing, on December 31, 2013, the Company entered into a Second Amendment to the Amended SVB Credit Agreement (the “Amendment”) by and among the Company and SVB. The Amendment amends the terms of the Company’s Amended SVB Credit Agreement and provides for an additional term loan in the principal amount of up to $15,000,000 (the “2013 term loan”) all of which the Company borrowed from SVB on December 31, 2013.

The proceeds of the New SVB term loan were used to repay previously outstanding debt obligations (borrowed in fiscal years 2012 and 2013 from SVB and TriplePoint Capital). Amounts repaid under the prior term loans cannot be reborrowed and upon repayment, all obligations under the prior term loans have terminated. In connection with the Refinancing, the Company recognized a loss on the early extinguishment of previously outstanding debt of $1,833,000. The loss, which has been charged to interest expense in the statement of operations, is composed of $1,342,000 of non-cash interest expense related to the write-off of unamortized loan discounts and debt issuance costs and $491,000 of cash interest expense related to unaccrued end of term interest payments due upon pre-payment of the loans.

The 2013 term loan was borrowed on December 31, 2013 with a principal amount of $15,000,000, which is being repaid in 48 equal monthly installments of principal and interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at December 31, 2014, the current interest rate is 4.0%. As of December 31, 2014, the outstanding principal balance of the 2013 term loan was $11,563,000. Approximately $7,813,000 of the remaining principal balance is classified as non-current liabilities in the accompanying consolidated balance sheet as this portion of the remaining principal balance is due beyond December 31, 2015.

The revolving line of credit provides for a maximum borrowing of up to $15,000,000 subject to limits based on the outstanding principal balance of the 2012 term loan and recurring subscription revenue amounts as defined in the agreement. The recurring subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at December 31, 2014, the current interest rate is 3.5%. All outstanding principal and unpaid interest must be repaid by August 13, 2015. The outstanding principal balance is classified as a current liability in the accompanying consolidated balance sheet because the loan matures in August 2015. As of December 31, 2014, the outstanding principal balance and the available borrowing capacity of the line of credit were $10,778,000 and $3,556,000, respectively. As of December 31, 2014, the unamortized discount on the revolving line of credit was $149,000 which is recorded in the current portion of long-term debt line in the accompanying consolidated balance sheet.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company has pledged all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB agreement. The SVB agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement also contains customary affirmative covenants, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $10,000,000 or three times the Company’s quarterly cash burn rate, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On June 17, 2014, the Company adjusted certain financial covenant thresholds to expand its ability to invest in certain foreign subsidiaries. The Company was in compliance with all covenants under its credit agreement with SVB as of December 31, 2014.

TriplePoint Capital Credit Facility

Under the equipment loan and security agreement with TriplePoint, the Company borrowed equipment term loans with aggregate principal of $9,691,000 in August 2012. The equipment term loans are being repaid in 36 equal monthly installments of principal and interest, which accrues at an annual fixed rate of 5.75%. In addition, a final terminal payment is due at maturity equal to 10% of the original loan principal, or $970,000. The remaining principal balance and the final terminal payment are classified as current liabilities in the accompanying consolidated balance sheet because the loan matures in August 2015. As of December 31, 2014, the outstanding principal balance of the TriplePoint equipment term loan was $1,725,000. As of December 31, 2014, the unamortized discount on the revolving line of credit was $5,000 which is recorded in the current portion of long-term debt line in the accompanying consolidated balance sheet.

The TriplePoint equipment loan is securitized by certain hardware and software equipment totaling $9,691,000 that was purchased by the Company prior to the loan draw down in August 2012. The Company has pledged this equipment as collateral to secure its obligations under the equipment loan agreement. The TriplePoint equipment loan and security agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The TriplePoint equipment loan and security agreement also contain customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. On June 17, 2014, the Company adjusted certain financial covenant thresholds to expand its ability to invest in certain foreign subsidiaries. The Company was in compliance with all covenants under its credit agreements with TriplePoint as of December 31, 2014.

The Company’s outstanding balances under its debt agreements as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
SVB loan and security agreement	$23,008	$29,111
TriplePoint equipment loan agreement	1,725	5,032
Other	—	500
	24,733	34,643
Loan discounts	(156)	(416)
Net carrying value of debt	$24,577	$34,227
Less: Current portion of long-term debt	(16,764)	(9,871)
Long-term debt	$7,813	$24,356

As of December 31, 2014, future principal payments are scheduled as follows (in thousands):

December 31, 2014
Year ending December 31,
2015	$16,920
2016	3,750
2017	3,750
2018	313
$24,733

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 5. Commitments and Contingencies

Leases

The Company leases facilities for office space under noncancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. As of December 31, 2014, noncancelable leases expire on various dates between 2016 and 2021 and require the following future minimum lease payments by year (in thousands):

	Capital Leases	Operating Leases
Year ending December 31,
2015	$581	$5,609
2016	397	5,747
2017	188	4,756
2018	—	4,271
2019	—	3,787
2020	—	3,104
2021	—	1,866
Total future minimum lease payments	1,166	$29,140
Less: amount representing interest	(122)
Total capital lease obligation	1,044
Less: Current portion of capital lease obligation	(509)
Capital lease obligation	$535

Property and equipment recorded under capital leases consisted of the following (in thousands):

	December 31,
	2014	2013
Total assets acquired under capital lease	$3,466	$2,317
Less: accumulated amortization	(2,129)	(1,693)
Leased property and equipment, net	$1,337	$624

Leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes rent expense on a straight-line basis for all operating lease arrangements with the difference between required lease payments and rent expense recorded as deferred rent. Total rent expense was $2,243,000, $1,324,000, and $1,261,000 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

Sales Tax Liability

During 2010 and 2011, the Company increased its sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in the state. Prior to 2012, the Company did not collect sales taxes from customers on sales in all states. In the second quarter of 2012, the Company commenced collecting and remitting sales taxes on sales in all states, therefore the loss contingency is applicable to sales and marketing activities in 2010, 2011 and the three months ended March 31, 2012. As of December 31, 2014 and 2013, the Company recorded a long-term sales tax liability of $3,953,000, and $3,988,000, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

A current sales tax liability for non-contingent amounts expected to be remitted in the next 12 months of $4,178,000 and $3,451,000 is included in accrued liabilities as of December 31, 2014 and 2013, respectively.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Legal Matters

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2014 and 2013, there were no significant ongoing legal matters and the Company did not have any accrued liabilities recorded for such loss contingencies.

Employee Agreements

The Company has signed various employment agreements with executives and key employees pursuant to which if the Company terminates their employment without cause or if the employee does so for good reason following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and continued COBRA coverage. As of December 31, 2014, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.

Note 6. Stockholders’ Equity

In connection with the Company’s initial public offering (“IPO”), the Company reincorporated in Delaware on September 26, 2013. The Delaware certificate of incorporation provides for two classes of common stock: Class A and Class B common stock, both with a par value of $0.0001 per share. In addition the certificate of incorporation authorizes shares of undesignated preferred stock with a par value of $0.0001 per share. The terms of preferred stock are described below.

Preferred Stock

The Board of Directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B common stock. As of December 31, 2014, there were 100,000,000 shares of preferred stock authorized and no shares issued or outstanding.

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

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Shares of Class A common stock reserved for future issuance were as follows (in thousands):

December 31, 2014
Preferred stock	100,000
Class B common stock	17,789
2013 Employee stock purchase plan	1,505
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	10,897
Available for future grants	7,198
137,389

As of December 31, 2014 and 2013, there were 14,893 and 37,075 shares of common stock outstanding related to the early exercise of nonvested options subject to repurchase at the original exercise price by the Company upon termination of service by an employee.

Warrants

The Company has issued common stock warrants to consultants for services and preferred stock warrants to lenders in connection with its debt agreements. Upon effectiveness of the Company’s Registration Statement and the filing of its Certificate of Incorporation in Delaware on September 26, 2013, all outstanding preferred stock warrants automatically converted to Class B common stock warrants. As of December 31, 2013, outstanding warrants to purchase shares of Class B common stock were as follows (number of warrant shares in thousands):

Class of shares	Number of Warrant Shares Outstanding and Exercisable	Weighted-Average Exercise price Per Share	Weighted-Average Contractual Term (in Years)
Common stock	502	$5.05	5.9

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

The 2013 TriplePoint Series E warrants were issued with an exercise price equal to the lower of: (i) $9.68 or (ii) lowest price per share in the next round of equity financing. As the 2013 TriplePoint Series E warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $495,000 being recorded. As a result of the exercise price adjustment feature, the 2013 TriplePoint Series E warrants were not indexed to the Company’s stock and were classified as liabilities on the date of issuance. The exercise price adjustment feature for the 2013 TriplePoint Series E warrants expired upon the effectiveness of the Registration Statement and the filing of the Company’s Certificate of Incorporation in Delaware (September 26, 2013). Upon the expiration of the exercise price adjustment feature, the 2013 TriplePoint Series E warrants became indexed to the Company’s stock and were reclassified as stockholders’ equity. The 2013 TriplePoint Series E warrants were recorded at fair value for the period the warrants were classified as liabilities with changes in fair value recognized in other income and expense. The fair value of the 2013 TriplePoint Series E warrants was reclassified to stockholders’ equity on September 26, 2013 when the Series E preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively. The fair value of the 2013 TriplePoint Series E warrants was measured during the period outstanding through the reclassification date using the Black-Scholes-Merton option pricing model with the following assumptions:

Expected volatility	58%-60%
Expected life in years	9.9-10.0
Risk free interest rate	2.64%-2.71%
Dividend yield	0.00%

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

In connection with the $4,000,000 growth capital part II loan draw from TriplePoint in June 2013, the Company issued TriplePoint a warrant to purchase 33,192 shares of Series D preferred stock with the exercise price set at the lower of: (i) $6.03 per share or (ii) the lowest price per share in the next round of equity financing (the “2013 TriplePoint Series D warrants”). As the 2013 TriplePoint Series D warrants were issued in connection with a loan, the proceeds were allocated to the loan and the warrants based on the relative fair value of the instruments resulting in a loan discount of $265,000 being recorded. As a result of the exercise price adjustment feature, the 2013 TriplePoint Series D warrants were not indexed to the Company’s stock and were classified as liabilities on the date of issuance. The exercise price adjustment feature for the 2013 TriplePoint Series D warrants expired upon the effectiveness of the Registration Statement and the filing of the Company’s Certificate of Incorporation in Delaware (September 26, 2013). Upon the expiration of the exercise price adjustment feature, the 2013 TriplePoint Series D warrants became indexed to the Company’s stock and were reclassified as stockholders’ equity. The 2013 TriplePoint Series D warrants were recorded at fair value for the period the warrants were classified as liabilities with changes in fair value recognized in other income and expense. The fair value of the 2013 TriplePoint Series D warrants was reclassified to stockholders’ equity on September 26, 2013 when the Series D preferred stock and preferred stock warrants were converted into Class B common stock and warrants to purchase Class B common stock, respectively. The fair value of the 2013 TriplePoint Series D warrants was measured during the period outstanding through the reclassification date using the Black-Scholes-Merton option pricing model with the following assumptions:

Expected volatility	55%-58%
Expected life in years	6.8-7.0
Risk free interest rate	1.91%-2.64%
Dividend yield	0.00%

Note 7. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s consolidated statements of operations follows (in thousands):

	Year Ended December, 31
	2014	2013	2012
Cost of subscriptions revenues	$1,294	$539	$235
Research and development	3,343	1,495	837
Sales and marketing	5,260	1,313	651
General and administrative	5,619	4,193	1,379
Total share-based compensation expense	$15,516	$7,540	$3,102

A summary of share-based compensation expense by award type follows (in thousands):

	Year Ended December, 31
	2014	2013	2012
Options	$10,323	$7,069	$3,102
Employee stock purchase plan rights	1,628	453	—
Restricted stock units	3,565	18	—
Total share-based compensation expense	$15,516	$7,540	$3,102

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Equity Incentive Plans

In September 2013, the Board adopted and the Company’s stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan became effective on September 26, 2013. In connection with the adoption of the 2013 Plan, the Company terminated the 2010 Equity Incentive Plan (the “2010 Plan”), under which stock options had been granted prior to September 26, 2013. The 2010 Plan was established in September 2010, when the 2003 Equity Incentive Plan (the “2003 Plan”) was terminated. After the termination of the 2003 and 2010 Plans, no additional options were granted under these plans; however options previously granted will continue to be governed by these plans, and will be exercisable into shares of Class B common stock. In addition, options authorized to be granted under the 2003 and 2010 Plans, including forfeitures of previously granted awards are authorized for grant under the 2013 Plan. A total of 6,200,000 shares of Class A common stock have been reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A common stock; (ii) 5.0% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2014, a total of 3,112,203 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision.

The plans permit the grant of stock options and other share-based awards, such as restricted stock units to employees, officers, directors and consultants by the Company’s board of directors. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Option awards generally vest according to a graded vesting schedule based on four years of continuous service and generally have a 10-year contractual term. On January 29, 2014, the Compensation Committee of the Board of Directors approved an amendment to decrease the contractual term of all equity awards issued from the 2013 Plan from 10 years to 7 years for all awards granted after January 29, 2014. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the option agreement) and early exercise of the option prior to vesting (subject to the Company’s repurchase right). As of December 31, 2014 a total of 7,197,698 shares remain available for grant under the 2013 Plan.

A summary of option activity under all of the plans at December 31, 2014 and changes during the periods then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2011	5,621	$1.14	7.8	$8,917
Granted	4,369	4.91
Exercised	(484)	1.15
Canceled/Forfeited	(897)	2.18
Outstanding at December 31, 2012	8,609	$2.89	7.2	$40,705
Granted	3,856	11.54
Exercised	(607)	1.47
Canceled/Forfeited	(702)	4.31
Outstanding at December 31, 2013	11,156	$5.87	7.7	$139,484
Granted	1,302	15.12
Exercised	(2,673)	1.97
Canceled/Forfeited	(627)	7.19
Outstanding at December 31, 2014	9,158	$8.23	7.2	$61,367
Vested and expected to vest as of December 31, 2014	8,844	$8.15	7.1	$60,052
Exercisable as of December 31, 2014	5,026	$5.78	6.6	$45,387

The total intrinsic value of options exercised were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total intrinsic value of options exercised	$41,454	$10,261	$3,134

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Valuation Assumptions

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest and dividend yield.

Fair Value of Common Stock

Given the absence of a public trading market prior to the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of common stock at each meeting at which awards were approved. These factors included, but were not limited to: (i) contemporaneous valuations of common stock performed by an unrelated valuation specialist; (ii) developments in the Company’s business and stage of development; (iii) the Company’s operational and financial performance and condition; (iv) issuances of preferred stock and the rights and preferences of preferred stock relative to common stock; (v) current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company; and (vi) the lack of marketability of common stock. For financial reporting purposes, the Company also considered contemporaneous valuations of common stock prepared for dates subsequent to the grant date. For certain option grants in 2012 and 2013 that occurred on an interim date between valuation dates, the fair value of common stock used in the option pricing model to measure share-based compensation for the period exceeded the exercise price. Since the IPO, the Company has used the daily closing stock price on the New York Stock Exchange on the date of grant as the fair value of the common stock.

Expected Term

The expected term represents the period that share-based awards are expected to be outstanding. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the expected term for options issued to employees was calculated as the mean of the option vesting period and the contractual term (i.e., the “Simplified Method”). During the fourth quarter of 2014, the Company also began to incorporate its own expectations about future exercise behavior assigning a 25% weighting to the Company specific estimate and a 75% weighting to the Simplified Method estimate. The expected term for options issued to non-employees was the contractual term.

Expected Volatility

The expected stock price volatility of common stock was derived from the historical volatilities of a peer group of similar publicly traded companies over a period that approximates the expected term of the option. During the fourth quarter of 2014, the Company also began to incorporate its own historical volatility assigning a 25% weighting to the Company specific estimate and a 75% weighting to the historical peer group of similarly traded companies.

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

The weighted-average assumptions used in the option pricing models and the resulting grant date fair value of stock options granted in the periods presented were as follows:

	Year ended December 31,
	2014	2013	2012
Expected term for employees (in years)	4.6	6.1	6.1
Expected term for non-employees (in years)	7.0	10.0	10.0
Expected volatility	48%	54%	61%
Risk-free interest rate	1.41%	1.68%	0.97%
Expected dividend rate	0%	0%	0%
Weighted average grant date fair value of employee options	$6.16	$6.19	$3.07

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

As of December 31, 2014 and 2013, there was approximately $20,069,000 and $22,439,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.4 years and 3.0 years, respectively.

Employee Stock Purchase Plan

In September 2013, the Board adopted, and the Company’s stockholder approved a 2013 Employee Stock Purchase Plan (ESPP). The ESPP became effective on September 26, 2013. A total of 1,250,000 shares of Class A common stock have been reserved for issuance under the ESPP. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2014, a total of 622,441 shares of Class A common stock were added to the 2013 ESPP Plan in connection with the annual increase provision.

The ESPP allows eligible employees to purchase shares of the Class A common stock at a discount through payroll deductions of up to the lesser of 15% of their eligible compensation or $25,000 per calendar year, at not less than 90% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 3,000 shares during an offering period. The offering period generally starts on the first trading day on or after May 11th and November 11th of each year, except that the first offering period in 2013 commenced on the first trading day following the effective date of the Company’s registration statement. At the end of the offering period, the purchase price is set at the lower of: (i) the fair value of the Company’s common stock at the beginning of the six month offering period, and (ii) the fair value of the Company’s common stock at the end of the six month offering period. At December 31, 2014, a total of 1,505,340 shares were available for issuance under the ESPP.

The weighted-average assumptions used to value employee stock purchase plan rights under the Black-Scholes-Merton model and the resulting grant date fair value of employee stock purchase plan rights granted in the periods presented were as follows:

	Year ended December 31,
	2014	2013
Expected term (in years)	0.5	0.6
Expected volatility	50%	40%
Risk-free interest rate	0.07%	0.07%
Expected dividend rate	0%	0%
Weighted average grant date fair value of employee options	$3.93	$5.76

As of December 31, 2014 and 2013, there was approximately $418,000 and $728,000 of unrecognized share-based compensation expense related to outstanding employee stock purchase plan rights under the 2013 ESPP, which will be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 0.4 and 0.4 years, respectively.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units to employees and consultants. Restricted stock units issued under the 2013 Plan generally vest over four years. A summary of activity of restricted stock units under the 2013 Plan at December 31, 2014 and changes during the periods then ended is presented in the following table:

	Number of	Weighted-	Aggregate
	RSUs	Average	Intrinsic
	Outstanding	Grant Date Fair	Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2012	—	$—	$—
Granted	68	17.22
Released	—	—
Canceled/Forfeited	—	—
Outstanding at December 31, 2013	68	$17.22	$1,251
Granted	1,915	15.08
Released	(110)	16.82
Canceled/Forfeited	(134)	17.43
Outstanding at December 31, 2014	1,739	$14.87	$25,617

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

As of December 31, 2014 and 2013, there was a total of $24,158,000 and $890,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.6 and 3.8 years, respectively.

Note 8. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$28
State	18	3	9
Foreign	114	(32)	111
Total current	132	(29)	148
Deferred:
Foreign	(35)	(16)	(56)
Total income tax expense	$97	$(45)	$92

Net loss before provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
United states	$(50,065)	$(41,778)	$(33,883)
International	1,822	(4,365)	(1,415)
Total net loss before provision (benefit) for income taxes	$(48,243)	$(46,143)	$(35,298)

The provision (benefit) for income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Federal tax benefit at statutory rate	$(16,403)	$(15,687)	$(12,002)
State tax, net of federal benefit	12	2	6
Research and development credits	(654)	(774)	(620)
Share-based compensation	1,836	641	534
Other permanent differences	211	294	171
Foreign tax rate differential	(33)	(20)	(253)
Net operating losses not recognized	15,128	15,499	12,256
Total income tax provision (benefit)	$97	$(45)	$92

Undistributed earnings of foreign subsidiaries are immaterial for all periods presented.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Deferred tax assets
Net operating loss and credit carry-forwards	$45,552	$35,904	$24,554
Research and development credits	3,497	2,353	895
Sales tax liability	1,442	1,418	1,385
Share-based compensation	5,560	2,247	—
Accrued liabilities	4,676	2,528	2,704
Gross deferred tax assets	60,727	44,450	29,538
Valuation allowance	(60,405)	(44,032)	(28,847)
Total deferred tax assets	322	418	691
Deferred tax liabilities - Property and equipment	(197)	(327)	(616)
Net deferred tax assets	$125	$91	$75

At December 31, 2014, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $140,107,000 and $102,415,000, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carry-forwards will begin to expire in 2023 and 2014, respectively. The Company also has research credit carry-forwards for federal and California tax purposes of approximately $2,752,000 and $2,840,000, respectively, available to reduce future income subject to income taxes. The federal research credit carry-forwards will begin to expire in 2027 and the California research credits carry forward indefinitely. As of December 31, 2013, we had federal and state net operating loss carry-forwards of $94,749,000 and $77,941,000, respectively, and federal and state research and development tax credit carry-forwards in the amount of $1,879,000 and $1,851,000, respectively. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. In the event the Company had subsequent changes in ownership, net operating losses and research and development credit carry-overs, which are reserved by the full deferred tax asset valuation allowance, could be limited and may expire unutilized.

The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2014, the Company has provided a valuation allowance against the Company’s U.S. and U.K. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2014, 2013 and 2012 was an increase of $16,373,000, $15,185,000 and $12,336,000, respectively.

The Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2014 (in thousands):

Balance as of December 31, 2012	$375
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	168
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	390
Balance as of December 31, 2013	933
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year (reduction of deferred tax assets of R&D credit)	465
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year (reduction of deferred tax assets of NOL carryforward)	1,217
Balance as of December 31, 2014	$2,615

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

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 9. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including the Company’s convertible preferred stock, outstanding stock options, outstanding warrants, stock related to the nonvested early exercised stock options and stock related to nonvested restricted stock awards to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator
Net loss	$(48,340)	$(46,098)	$(35,390)
Denominator
Weighted-average common shares for basic and diluted net loss per share	66,818	33,155	22,353
Basic and diluted net loss per share	$(0.72)	$(1.39)	$(1.58)

Following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Year Ended December 31,
	2014	2013	2012
Shares of common stock issuable upon conversion of preferred stock	—	—	30,369
Shares of common stock issuable upon conversion of warrants	—	502	337
Shares of common stock subject to repurchase	15	37	100
Shares of common stock issuable under equity incentive plans outstanding	10,897	11,224	8,609
Potential common shares excluded from diluted net loss per share	10,912	11,763	39,415

Note 10. Geographic Concentrations

Revenues by geographic location are based on the billing address of the customer. More than 90% of the Company’s revenues are from the United States for fiscal years ended December 31, 2014, 2013 and 2012. No other individual country exceeded 10% of total revenues for fiscal years ended December 31, 2014, 2013 and 2012. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. At December 31, 2014 and 2013, more than 87% and 84% of the Company’s property and equipment is located in the United States, respectively. No other individual country exceeded 10% of total property and equipment at December 31, 2014 and 2013.

Note 11. 401(k) Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The Company did not make any matching contributions to this plan in the periods presented.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 12. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the years ended December 31, 2014 and 2013 (in thousands except per share data):

	Quarter ended
	Dec 31, 2014	Sept 30, 2014	June 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013	June 30, 2013	Mar 31, 2013
Consolidated Statement of Operations Data:
Revenues	$61,893	$56,944	$52,787	$48,262	$45,342	$41,934	$37,704	$35,525
Gross profit	41,972	37,539	33,244	30,359	28,190	25,966	23,042	21,788
Operating loss	(9,343)	(10,814)	(12,810)	(12,238)	(10,355)	(8,151)	(13,119)	(9,408)
Net Loss (1)	(10,120)	(11,986)	(13,330)	(12,904)	(13,365)	(8,852)	(13,619)	(10,262)
Net loss per share, basic and diluted	$(0.15)	$(0.18)	$(0.20)	$(0.20)	$(0.22)	$(0.36)	$(0.60)	$(0.45)

(1)

In the fourth quarter of 2013, in connection with a debt refinancing transaction, the Company recorded a $1.8 million loss on early extinguishment of debt, which was classified in interest expense. Refer to Note 4 for additional details.

Note 13. Subsequent Events

On February 25, 2015, the Company signed an agreement that accelerates the termination date of the lease for its headquarters office located in San Mateo, California from May 31, 2017 to April 30, 2015. The effectiveness of the early termination of the lease is contingent upon a third party entering into a lease agreement with the landlord for the San Mateo office space by February 28, 2015, and obtaining by March 30, 2015 the consent of the landlord’s lender to the early termination. No additional lease payments are imposed by the early termination agreement and, if and when the agreement becomes effective, the Company’s future lease obligation will be reduced. The table of future lease commitments appearing in Note 5 has not been adjusted for any potential reductions in the Company’s future lease obligation under the early termination agreement.

The Company has evaluated subsequent events through February 27, 2015, the date the annual consolidated financial statements were issued.

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

Based on management’s evaluation as of December 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, KPMG LLP, is not required to and has not issued an attestation report as of December 31, 2014 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the fiscal year to which this report relates.

The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement to be filed pursuant to Regulation 14A.

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

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information contained in the Proxy Statement to be filed pursuant to Regulation 14A.

The following chart sets forth certain information as of December 31, 2014, with respect to our equity compensation plans, specifically our 2003 Equity Incentive Plan, or the 2003 Plan, 2010 Equity Incentive Plan, or the 2010 Plan, 2013 Equity Incentive Plan, or the 2013 Plan, and our 2013 Employee Stock Purchase Plan, or the ESPP. Each of the 2003 Plan, the 2010 Plan, the 2013 Plan and the ESPP has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	11,066,060	$6.98	8,703,038

Equity Compensation Plan Information

(1)

Includes shares reserved for issuance under the 2013 Plan and the ESPP. The number of shares reserved for issuance under the 2013 Plan automatically increases on January 1st of each year by the lesser of (i) 6,200,000 shares, or (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year. During the year ended December 31, 2014, a total of 3,112,203 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. In addition, the number of shares reserved for issuance under the 2013 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 2003 and 2010 Plans that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 2003 and 2010 Plans. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 1,250,000 shares, or (ii) once percent (1%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year. During the year ended December 31, 2014, a total of 622,441 shares of Class A common stock were added to the 2013 ESPP Plan in connection with the annual increase provision.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement to be filed pursuant to Regulation 14A.

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

10.9+	2013 Bonus Plan (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, and incorporated herein by reference).

10.9A+	2014 Bonus Plan

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

10.12A	Termination of Lease, dated February 25, 2015, by and between the Company and 1400 Fashion Island LLC.

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

10.14B

Second Amendment to Plain English Equipment Loan and Security Agreement, dated September 23, 2014 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC (filed as Exhibit 10.14B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, and incorporated herein by reference).

10.14C

Third Amendment to Plain English Equipment Loan and Security Agreement, dated December 31, 2013 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC (filed as Exhibit 10.14C to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, and incorporated herein by reference).

10.14D

Fourth Amendment to Plain English Equipment Loan and Security Agreement, dated January 24, 2014 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC (filed as Exhibit 10.14D to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, and incorporated herein by reference).

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

10.17+	Offer Letter by and between the Company and David Sipes, dated June 10, 2008

10.18

Office Lease, dated September 25, 2014, by and between the Company and Helen M. Raiser, Trustee of the JHR Marital Trust under Trust Agreement dated October 2, 1969, as amended, Helen M. Raiser, Trustee of the JHR Bypass Trust under Trust Agreement dated October 2, 1969, as amended, Harvey E. Chapman, Jr., Trustee of the Harvey E. Chapman, Jr. Living Trust under Trust Agreement dated July 17, 2006, and Colleen C. Badell, Trustee of the Colleen C. Badell Living Trust under Trust Agreement dated July 17, 2006, as tenants in common (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 3, 2014, and incorporated herein by reference).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Indicates a management or compensatory plan

(b)	Financial Statements. Our consolidated financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K.
(c)

Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 27th day of February, 2015.

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

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 27, 2015
Vladimir Shmunis	(Principal Executive Officer)

/s/ Clyde Hosein	Chief Financial Officer	February 27, 2015
Clyde Hosein	(Principal Financial and Accounting Officer)

/s/ Douglas Leone	Director	February 27, 2015
Douglas Leone

/s/ Robert Theis	Director	February 27, 2015
Robert Theis

/s/ David Weiden	Director	February 27, 2015
David Weiden

/s/ Neil Williams	Director	February 27, 2015
Neil Williams

/s/ Bobby Yerramilli-Rao	Director	February 27, 2015
Bobby Yerramilli-Rao

EXHIBIT

 INDEX

Exhibit Number	Description

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

10.9+	2013 Bonus Plan (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, and incorporated herein by reference).

10.9A+	2014 Bonus Plan

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

10.12A	Termination of Lease, dated February 25, 2015, by and between the Company and 1400 Fashion Island LLC.

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

10.14B

Second Amendment to Plain English Equipment Loan and Security Agreement, dated September 23, 2014 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC (filed as Exhibit 10.14B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, and incorporated herein by reference).

10.14C

Third Amendment to Plain English Equipment Loan and Security Agreement, dated December 31, 2013 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC (filed as Exhibit 10.14C to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, and incorporated herein by reference).

10.14D

Fourth Amendment to Plain English Equipment Loan and Security Agreement, dated January 24, 2014 by and among the Company, RCLEC, Inc., a wholly-owned subsidiary of the Company, and TriplePoint Capital LLC (filed as Exhibit 10.14D to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, and incorporated herein by reference).

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

10.17+	Offer Letter by and between the Company and David Sipes, dated June 10, 2008

10.18

Office Lease, dated September 25, 2014, by and between the Company and Helen M. Raiser, Trustee of the JHR Marital Trust under Trust Agreement dated October 2, 1969, as amended, Helen M. Raiser, Trustee of the JHR Bypass Trust under Trust Agreement dated October 2, 1969, as amended, Harvey E. Chapman, Jr., Trustee of the Harvey E. Chapman, Jr. Living Trust under Trust Agreement dated July 17, 2006, and Colleen C. Badell, Trustee of the Colleen C. Badell Living Trust under Trust Agreement dated July 17, 2006, as tenants in common (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 3, 2014, and incorporated herein by reference).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.