Form 10-Q
period 2015-03-31
RingCentral Inc
filed 2015-05-04
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36089

RingCentral, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3322844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Davis Drive

Belmont, California 94002

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

As of April 28, 2015, there were 54,537,338 shares of Class A Common Stock issued and outstanding and 14,531,831 shares of Class B Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

●	our future financial performance;
●	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
●	anticipated trends, developments and challenges in our business and in the markets in which we operate;
●	our ability to anticipate and adapt to future changes in our industry;
●	our ability to predict subscription revenues, formulate accurate financial projections and make strategic business decisions based on our analysis of market trends;
●	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;
●	maintaining and expanding our customer base;
●	maintaining, expanding and responding to changes in our relationships with other companies;
●	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
●	the impact of competition in our industry and innovation by our competitors;
●	our ability to sell our products;
●	our ability to expand our business to medium-sized and larger customers and internationally;
●	our ability to realize increased purchasing leverage and economies of scale as we expand;
●	the impact of seasonality on our business;
●	the impact of any failure of our solutions or solution innovations;
●	our reliance on our third-party service providers;
●	the potential effect on our business of litigation to which we may become a party;
●	our liquidity and working capital requirements;
●	our capital expenditure projections;
●	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements; and
●	the political environment and stability in the regions in which we or our subcontractors operate.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$114,152	$113,182
Short-term investments	21,554	28,479
Accounts receivable, net	11,572	7,651
Inventory	2,054	1,710
Prepaid expenses and other current assets	9,521	8,767
Total current assets	158,853	159,789
Property and equipment, net	26,697	25,527
Other assets	2,609	3,021
Total assets	$188,159	$188,337
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$4,923	$4,181
Accrued liabilities	32,804	29,236
Current portion of capital lease obligation	377	509
Current portion of long-term debt	14,434	16,764
Deferred revenue	28,325	25,586
Total current liabilities	80,863	76,276
Long-term debt	6,875	7,813
Sales tax liability	3,887	3,953
Capital lease obligation	450	535
Other long-term liabilities	3,660	3,255
Total liabilities	95,735	91,832

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock	7	7
Additional paid-in capital	281,083	274,844
Accumulated other comprehensive gain/(loss)	40	(251)
Accumulated deficit	(188,706)	(178,095)
Total stockholders' equity	92,424	96,505
Total liabilities and stockholders' equity	$188,159	$188,337

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Subscriptions	$59,951	$43,850
Product	5,367	4,412
Total revenues	65,318	48,262
Cost of revenues:
Subscriptions	15,914	13,714
Product	4,633	4,189
Total cost of revenues	20,547	17,903
Gross profit	44,771	30,359
Operating expenses:
Research and development	11,840	9,673
Sales and marketing	31,969	23,957
General and administrative	10,531	8,967
Total operating expenses	54,340	42,597
Loss from operations	(9,569)	(12,238)
Other income (expense), net:
Interest expense	(403)	(601)
Other income (expense), net	(556)	(37)
Other income (expense), net	(959)	(638)
Loss before provision for income taxes	(10,528)	(12,876)
Provision for income taxes	83	28
Net loss	$(10,611)	$(12,904)
Net loss per common share:
Basic and diluted	$(0.15)	$(0.20)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	68,764	63,800

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(10,611)	$(12,904)
Other comprehensive gain/(loss):
Foreign currency translation adjustments, net	340	(100)
Unrealized loss on available-for-sale securities	(50)	-
Comprehensive loss	$(10,321)	$(13,004)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,611)	$(12,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,224	2,119
Share-based compensation	4,747	3,177
Noncash interest expense related to debt	62	73
Net accretion of discount and amortization of premium on available-for-sale securities	95	—
Loss on disposal of assets	11	4
Deferred income tax	14	1
Changes in assets and liabilities:
Accounts receivable	(3,921)	(828)
Inventory	(343)	(190)
Prepaid expenses and other current assets	(754)	(1,561)
Other assets	614	(188)
Accounts payable	485	(1,353)
Accrued liabilities	2,812	7,009
Deferred revenue	2,739	1,763
Other liabilities	139	415
Net cash used in operating activities	(687)	(2,463)
Cash flows from investing activities:
Purchases of property and equipment	(3,298)	(3,509)
Proceeds from the maturity of available-for-sale securities	6,780	—
Proceeds from restricted investments	100	—
Net cash provided by (used in) investing activities	3,582	(3,509)
Cash flows from financing activities:
Net proceeds from secondary public offering of common stock	—	57,167
Repayment of debt	(3,330)	(2,330)
Repayment of capital lease obligations	(216)	(113)
Payment of offering costs	—	(246)
Proceeds from issuance of stock in connection with stock plans	1,482	1,943
Net cash provided by (used in) financing activities	(2,064)	56,421
Effect of exchange rate changes on cash and cash equivalents	139	(1)
Net increase in cash and cash equivalents	970	50,448
Cash and cash equivalents:
Beginning of period	113,182	116,378
End of period	$114,152	$166,826
Supplemental disclosure of cash flow data:
Cash paid for interest	$1,267	$299
Cash paid for income taxes	47	18
Noncash investing and financing activities:
Change in liability for unvested exercised options	$9	$19
Accrued liability for deferred offering costs	—	1,123
Equipment purchased and unpaid at period end	2,236	1,867
Unrealized loss on available-for-sale securities	50	—

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

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2015. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2014 included in the Company’s fiscal 2014 Annual Report on Form 10-K. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2014.

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

Note 2. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Cash	$11,866	$12,800
Money market funds	102,286	100,382
Total cash and cash equivalents	$114,152	$113,182

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accounts receivable	$9,753	$5,935
Unbilled accounts receivable	1,969	1,841
Allowance for doubtful accounts	(150)	(125)
Accounts receivable, net	$11,572	$7,651

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Computer hardware and software	$45,360	$43,805
Internal-use software development costs	5,773	5,335
Furniture and fixtures	2,224	2,020
Leasehold improvements	2,803	2,870
Property and equipment, gross	56,160	54,030
Less: accumulated depreciation and amortization	(29,463)	(28,503)
Property and equipment, net	$26,697	$25,527

 Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued compensation and benefits	$10,542	$7,596
Accrued sales, use and telecom related taxes	5,729	5,277
Other accrued expenses	16,533	16,363
Total accrued liabilities	$32,804	$29,236

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

The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	Balance at
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$102,543	$101,247	$1,296	$—
Short-term investments:
Corporate debt securities	$20,554	$20,554	$—	$—
Commercial paper	$1,000	$—	$1,000	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

	Balance at
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$100,570	$94,274	$6,296	$—
Short-term investments:
Corporate debt securities	$26,481	$26,481	$—	$—
Commercial paper	$1,998	$—	$1,998	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

At March 31, 2015, all short-term investments were designated as available-for-sale and reported at fair value based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss. We may sell these short-term investments at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, all of our short-term investments held at March 31, 2015, including securities with maturities beyond twelve months, were classified as current assets in the accompanying condensed consolidated balance sheet.

At March 31, 2015, available-for-sale securities consisted of the following (in thousands):

	Available-for-Sale Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$20,823	$—	$(269)	$20,554
Commercial paper	998	2	—	1,000
Total	$21,821	$2	$(269)	$21,554

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2015. The Company expects to receive the full principal and interest on all of these marketable securities.

The expected maturities of our short-term investments in available-for-sale securities at March 31, 2015 are shown below (in thousands):

Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Due in less than one year	$21,821	$21,554
Total	$21,821	$21,554

The Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, are carried at cost which approximates fair value due to the relatively short maturity of those instruments.

At December 31, 2014 and March 31, 2015, the Company estimated the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The estimated fair value of the Company’s current and non-current debt obligations was $25,671,000 at December 31, 2014, compared to its carrying amount of $24,577,000 at that date. The estimated fair value of the Company’s current and non-current debt obligations was $21,344,000 at March 31, 2015, compared to its carrying amount of $21,309,000 at that date. If the debt was measured at fair value in the condensed consolidated balance sheets, the Company’s current and non-current debt would be classified in Level 2 of the fair value hierarchy.

Note 4. Debt

As of March 31, 2015, the Company’s debt is comprised of borrowings under loan agreements (“SVB Agreement”), as amended, with Silicon Valley Bank (“SVB”).

SVB Loan Agreement

Under the SVB agreement, at March 31, 2015, the Company has one outstanding growth capital term loan (i.e., “the 2013 term loan”) and a revolving line of credit. The Company borrowed an additional growth capital loan in March 2012 (the “2012 term loan”) that has since been repaid.

The 2012 term loan was in the principal amount of $8,000,000, which was to be repaid in 36 equal monthly installments of principal and interest. Under the 2012 term loan, interest was paid monthly and accrued at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and, based on cash balances maintained with SVB, the interest rate was 3.5%. In addition, a final terminal payment equal to 0.5% of the original loan principal, or $40,000, was due at maturity. The 2012 term loan matured in March 2015 and was repaid in full.

The 2013 term loan was borrowed on December 31, 2013 with a principal amount of $15,000,000, which is being repaid in 48 equal monthly installments of principal and interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at March 31, 2015, the current interest rate is 4.0%. As of March 31, 2015, the outstanding principal balance of the 2013 term loan was $10,625,000. Approximately $6,875,000 of the remaining principal balance is classified as non-current liabilities in the accompanying condensed consolidated balance sheet as this portion of the remaining principal balance is due beyond March 31, 2016.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The revolving line of credit provides for a maximum borrowing of up to $15,000,000 in principal amount, subject to limits based on recurring subscription revenue amounts as defined in the agreement. The recurring subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at March 31, 2015, the current interest rate is 3.5%. All outstanding principal and unpaid interest under the revolving line of credit must be repaid by August 13, 2015. The outstanding principal balance is classified as a current liability in the accompanying condensed consolidated balance sheet because the loan matures August 2015. As of March 31, 2015, the outstanding principal balance and the available borrowing capacity of the line of credit were $10,778,000 and $4,222,000, respectively. As of March 31, 2015, the unamortized discount on the revolving line of credit was $94,000 which is recorded in the current portion of long-term debt line in the accompanying condensed consolidated balance sheet.

The Company has pledged substantially all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB agreement. The SVB agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement, as amended, also contains customary affirmative covenants, as well as financial covenants that require the Company to (i) maintain minimum cash balances of $10,000,000, as defined in the amended agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On March 30, 2015, the Company adjusted certain financial covenants to expand its ability to invest in certain foreign subsidiaries and property and equipment. The Company was in compliance with all covenants under its credit agreement with SVB as of March 31, 2015.

TriplePoint Loan Agreement

Under the equipment loan and security agreement with TriplePoint, the Company borrowed equipment term loans with aggregate principal of $9,691,000 in August 2012. The equipment term loans were being repaid in 36 equal monthly installments of principal and interest, which accrued at an annual fixed rate of 5.75%, however, the Company repaid the equipment term loans in full in March 2015. In addition, a final terminal payment was due upon repayment equal to 10% of the original loan principal, or $970,000.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. On September 25, 2014, the Company entered into a new lease for its headquarters for a total lease commitment of $17,497,000 through 2021 and lease incentives totaling $1,486,000. The Company took full possession of the building in the first quarter of fiscal 2015. On February 25, 2015, the Company signed an agreement that accelerated the termination date of the lease for its old headquarters office located in San Mateo, California from May 31, 2017 to April 30, 2015. The effectiveness of the early termination of the lease was contingent upon a third party entering into a lease agreement with the landlord for the San Mateo office space by February 28, 2015, and obtaining by March 30, 2015 the consent of the landlord’s lender to the early termination. The early termination of the lease was deemed effective on March 9, 2015 as both conditions were met. No additional lease payments are imposed by the early termination agreement and the Company’s future lease obligation ends on April 30, 2015. All agreements contain escalating monthly rental payments over the lease term, which will be amortized to rent expense on a straight-line basis over the lease term.

Sales Tax Liability

During 2010 and 2011, the Company increased its sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in the state. Prior to 2012, the Company did not collect sales taxes from customers on sales in all states. In the second quarter of 2012, the Company commenced collecting and remitting sales taxes on sales in all states so a loss contingency related to sales taxes exists for sales and marketing activities in 2010, 2011 and the six months ended June 30, 2012. As of March 31, 2015 and December 31, 2014, the Company had a balance for a long-term sales tax liability of $3,887,000 and $3,953,000, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

A current sales tax liability for noncontingent amounts expected to be remitted in the next twelve months of $4,193,000 and $4,178,000, is included in accrued liabilities as of March 31, 2015 and December 31, 2014, respectively.

Legal Matters

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of March 31, 2015 and December 31, 2014, the Company did not have any accrued liabilities recorded for such loss contingencies.

On April 17, 2015, UrgenSync, LLC filed a complaint against us and over 20 other companies in the United States District Court for the Eastern District of Texas, Tyler Division. In the complaint, UrgenSync alleges that RingCentral infringes U.S. patent number 8,295,802, which relates to making and/or using communication control apparatuses for emergency calls placed using VoIP.  The complaint seeks unspecified damages. We believe that we have meritorious defenses to UrgenSync’s allegations and intend to defend this matter vigorously. We have not recorded any loss provision in connection with this contingency. However, there can be no assurance that we will be successful in our defense, and our financial position, results of operations and our business could be adversely affected in the event of an unfavorable outcome.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of subscriptions revenues	$457	$296
Research and development	1,113	652
Sales and marketing	1,844	960
General and administrative	1,333	1,269
Total share-based compensation expense	$4,747	$3,177

A summary of share-based compensation expense by award type follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Options	$2,705	$2,454
Employee stock purchase plan rights	286	505
Restricted stock units	1,756	218
Total share-based compensation expense	$4,747	$3,177

As of March 31, 2015 and December 31, 2014, there was approximately $24,553,000 and $20,069,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.6 years and 2.4 years, respectively.

Equity Incentive Plans

As of March 31, 2015 a total of 9,309,000 shares remained available for grant under the 2013 Plan. A summary of option activity under all of the Company’s equity incentive plans at March 31, 2015 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2014	9,158	$8.23	7.2	$61,367
Granted	1,079	15.69
Exercised	(345)	4.42
Canceled/Forfeited	(50)	14.45
Outstanding at March 31, 2015	9,842	$9.15	6.9	$62,614
Vested and expected to vest as of March 31, 2015	9,594	$9.11	6.9	$61,482
Exercisable as of March 31, 2015	5,205	$6.29	6.5	$47,466

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31,
	2015	2014
Weighted average grant date fair value per share	$6.53	$8.66
Total intrinsic value of options exercised	$3,815	$27,396

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate and dividend yield. The weighted-average assumptions used in the option pricing models in the periods presented were as follows:

	Three Months Ended March 31,
	2015	2014
Expected term for employees (in years)	4.8	4.7
Expected term for non-employees (in years)	7.0	7.0
Risk-free interest rate	1.47%	1.42%
Expected volatility	48%	48%
Expected dividend rate	0%	0%

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Class A common stock at a discount through payroll deductions of up to the lesser of 15% of their eligible compensation or $25,000 per calendar year, at not less than 90% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 3,000 shares during an offering period. The offering period starts on the first trading day on or after May 11th and November 11th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 90% of the fair value of the Company’s common stock at the beginning of the six month offering period, and (ii) 90% of the fair value of the Company’s common stock at the end of the six month offering period. As of March 31, 2015, there was a total of $131,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At March 31, 2015, a total of 2,191,000 shares were available for issuance under the ESPP.

Restricted Stock Units

For the three months ended March 31, 2015, we issued 188,000 restricted stock units of Class A common stock under the 2013 Plan with a weighted average grant date fair value of $15.18 per share. As of March 31, 2015, there was a total of $24,712,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.4 years.

Note 7. Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenue is from the United States during the three months ended March 31, 2015 and 2014. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. At March 31, 2015 and December 31, 2014, more than 87% of the Company’s property and equipment was located in the United States, with no single country outside the United States representing more than 10% of property and equipment.

Note 8. Income Taxes

The provision for income taxes for the three months ended March 31, 2015 and 2014, was $83,000 and $28,000, respectively. The provision for income taxes during the three months ended March 31, 2015 and 2014 consisted primarily of state minimum taxes, and foreign income taxes.

For the three months ended March 31, 2015 and 2014, the provision for income taxes differed from the U.S federal statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2015 and December 31, 2014. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three months ended March 31, 2015, there have been no material changes to the total amount of unrecognized tax benefits.

Note 9. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, warrants to purchase common and preferred stock, stock options and restricted stock units, to the extent they are dilutive. For the three months ended March 31, 2015 and 2014, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014

Numerator
Net loss	$(10,611)	$(12,904)
Denominator
Weighted-average common shares for basic and diluted net loss per share	68,764	63,800
Basic and diluted net loss per share	$(0.15)	$(0.20)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Shares of common stock issuable upon conversion of warrants	—	70
Shares of common stock subject to repurchase	13	25
Shares of common stock issuable under equity incentive awards outstanding	11,611	9,999
Potential common shares excluded from diluted net loss per share	11,624	10,094

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on February 27, 2015 under the Securities Act of 1934, as amended (the “Securities Act”) with the SEC. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for the way employees communicate in business. We believe that our innovative, cloud-based approach disrupts the large market for business communications solutions by providing flexible and cost-effective services that support distributed workforces, mobile employees and the proliferation of “bring-your-own” communications devices. We enable convenient and effective communications for our customers, across all their locations, all their employees, all their devices, thus enabling a more productive and dynamic workforce.

We currently offer three products: RingCentral Office, RingCentral Professional, and RingCentral Fax. RingCentral Office is our flagship product, which we sell in three editions: Standard, Premium and Enterprise. Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, business analytics and reporting, conferencing capabilities, and integration with other cloud-based business applications such as Box, Dropbox, Google for Work and Microsoft Office and Outlook. Our Premium and Enterprise Editions include the Standard Edition functionality together with additional software integrations with other cloud-based business applications such as Salesforce CRM, Zendesk and Desk.com, high-definition voice, more advanced call routing for our larger customers, and automatic call recording. All editions are feature rich, but vary in the number of included toll-free minutes, number of concurrent conferencing meeting attendees, and by some of the various integrations with third-party business applications. We also offer RingCentral Professional, primarily an inbound call management tool for mobile professionals, and RingCentral Fax, an online fax subscription that permits sending and receiving faxes over the internet.

We primarily generate revenues by selling subscriptions of our RingCentral Office, RingCentral Professional, and RingCentral Fax offerings. RingCentral Office is offered at monthly subscription rates, varying by the specific functionalities and services and the number of users. RingCentral Office customers generally pay higher monthly subscription rates than customers of our other service offerings. RingCentral Professional is offered at monthly subscription rates that vary based on the desired amount of minutes usage and extensions allotted to the plan. RingCentral Fax is offered at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan.

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card. However, as the number of larger RingCentral Office customers grows, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. We also expect our level of prepayments by larger customers to increase, accordingly our level of deferred revenue may increase. For the three months ended March 31, 2015, fiscal 2014, 2013 and 2012, subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues is primarily comprised of product revenues from the sale of pre-configured office phones, which we offer as a convenience for a total solution to our customers in connection with subscriptions to our services.

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct, inside sales force. Since then, we have continued investing in our direct, inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of over 2,200 sales agents and resellers, including AT&T, which we refer to collectively as resellers. We intend to continue to foster this network and to expand our network with other resellers. Beginning in 2011, we also began expanding into more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average subscription revenues per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of users per customer generally correlates closely to the number of employees within a customer account. As of March 31, 2015, we had customers from industries including advertising, finance, healthcare, legal services, non-profit organizations, real estate, retail and technology, and ranging in size from businesses with fewer than 10 to more than 1,500 RingCentral users. In October of 2013, we launched our United Kingdom operations, however for the three months ended March 31, 2015 and 2014, 98% of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the United Kingdom and beyond.

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

We have experienced significant growth in recent periods, with total revenues of $114.5 million, $160.5 million and $219.9 million in 2012, 2013 and 2014, respectively, generating year-over-year increases of 40% and 37%, respectively. We have continued to make significant expenditures and investments, including those in research and development, infrastructure and operations and incurred net losses of $35.4 million, $46.1 million and $48.3 million, in 2012, 2013 and 2014, respectively. For the three months ended March 31, 2015 and 2014, our total revenues were $65.3 million and $48.3 million, respectively, representing a year-over-year increase of 35%. For the three months ended March 31, 2015 and 2014, our net loss was $10.6 million and $12.9 million, respectively.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions in effect at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2015 were $21.1 million. As such, our Annualized Exit Monthly Recurring Subscriptions at March 31, 2015 were $253.7 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at March 31, 2015 were $185.4 million.

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

As an illustrative example, if our Monthly Recurring Subscriptions were $118 at the end of a quarterly period and $100 at the beginning of the period, and $20 at the end of the period from new customers we added during the period, then the Dollar Net Change would be equal to ($0.67), or the amount equal to the difference of $118 minus $100 minus $20, all divided by three months. Our Average Monthly Recurring Subscriptions would equal $109, or the sum of $100 plus $118, divided by two. Our Net Monthly Subscription Dollar Retention Rate would then equal 99.4%, or approximately 99%, or one plus the quotient of the Dollar Net Change divided by the Average Monthly Recurring Subscriptions.

Our key business metrics for the five quarterly periods ended March 31, 2015 were as follows (dollars in millions):

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	~99%
Annualized Exit Monthly Recurring Subscriptions	$253.7	$237.5	$219.8	$203.7	$187.7
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$185.4	$170.5	$153.7	$139.2	$125.8

Quarterly Revenue Trends

Our subscriptions revenues are primarily driven by recurring subscription services. Historically, we have acquired more new customers in the first and third quarters of our fiscal year. However, we have seen this trend become less pronounced as our business has grown, sales of RingCentral Office have accounted for a higher percentage of our total revenues, and as we move up-market to target and acquire larger customers.

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

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Subscriptions	$59,951	$43,850
Product	5,367	4,412
Total revenues	65,318	48,262
Cost of revenues:
Subscriptions	15,914	13,714
Product	4,633	4,189
Total cost of revenues	20,547	17,903
Gross profit	44,771	30,359
Operating expenses:
Research and development	11,840	9,673
Sales and marketing	31,969	23,957
General and administrative	10,531	8,967
Total operating expenses	54,340	42,597
Loss from operations	(9,569)	(12,238)
Other income (expense), net:
Interest expense	(403)	(601)
Other income (expense), net	(556)	(37)
Other income (expense), net	(959)	(638)
Loss before provision for income taxes	(10,528)	(12,876)
Provision for income taxes	83	28
Net loss	$(10,611)	$(12,904)

Percentage of Total Revenues:

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Subscriptions	92%	91%
Product	8	9
Total revenues	100	100
Cost of revenues:
Subscriptions	24	28
Product	7	9
Total cost of revenues	31	37
Gross margin	69	63
Operating expenses:
Research and development	18	20
Sales and marketing	49	50
General and administrative	16	19
Total operating expenses	83	89
Loss from operations	(14)	(26)
Other income (expense), net:
Interest expense	(1)	(1)
Other income (expense), net	(1)	—
Other income (expense), net	(2)	(1)
Loss before provision for income taxes	(16)	(27)
Provision for income taxes	—	—
Net loss	(16)%	(27)%

Comparison of the Three Months Ended March 31, 2015 and 2014:

Revenues

	Three Months
	Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Revenues:
Subscriptions	$59,951	$43,850	$16,101	37%
Product	5,367	4,412	955	22%
Total revenues	$65,318	$48,262	$17,056	35%
Percentage of revenues:
Subscriptions	92%	91%
Product	8	9
Total	100%	100%

Subscriptions revenues increased by $16.1 million or 37% for the three months ended March 31, 2015 compared to the similar period of the prior year primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which carry a higher monthly subscription rate versus our other product offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers made a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varied significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures of 33% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our products.

Product revenues increased by $1.0 million or 22% for the three months ended March 31, 2015 compared to the similar period of the prior year primarily due to increased phone sales driven by the growth of new customers of RingCentral Office, to whom we sell more phones compared to customers that purchase our other product offerings.

Cost of Revenues and Gross Margin

	Three Months
	Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Cost of revenues:
Subscriptions	$15,914	$13,714	$2,200	16%
Product	4,633	4,189	444	11%
Total cost of revenues	$20,547	$17,903	$2,644	15%
Gross margins:
Subscriptions	73%	69%
Product	14%	5%
Gross margin %	69%	63%

Cost of subscriptions revenues increased for the three months ended March 31, 2015 compared to the similar period of the prior year primarily due to increases in personnel costs for employees and contractors of $1.2 million, including increased share-based compensation expenses of $0.2 million; and increases of $0.5 million in depreciation expense. The higher personnel costs for the three months ended March 31, 2015 compared to the similar period of the prior year were primarily due to a higher percentage mix of full-time employees versus contractors. The other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our product offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our customer base.

Cost of product revenues increased for the three months ended March 31, 2015 compared to the similar period of the prior year due to an increase in phone sales, which was primarily driven by the growth in new RingCentral Office customers. Phone sales for the three months ended March 31, 2015 increased by 22% compared to the similar period of the prior year.

Our gross margin was 69% and 63% for the three months ended March 31, 2015 and 2014, respectively. The improvement in subscription gross margin, period over period, was primarily due to a reduction in per usage fees that we paid to third-party telecommunications service providers as a result of increased call traffic and economies of scale obtained in our operations personnel and infrastructure. The improvement in product gross margin was primarily due to continued improvement in inventory management and lesser discounting of phones.

Research and Development

	Three Months
	Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Research and development	$11,840	$9,673	$2,167	22%
Percentage of total revenues	18%	20%

Research and development expenses increased for the three months ended March 31, 2015 compared to the similar period of the prior year primarily due to increases in personnel costs for employees and contractors of $1.0 million, including increased share-based compensation expenses of $0.5 million. The higher personnel costs for the three months ended March 31, 2015 compared to the similar period of the prior year were primarily due to 16% increases in ending average headcount. The increases in research and development headcount were in support of the development of additional software development projects for our cloud-based and mobile applications.

We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in future software development projects for our cloud-based and mobile applications.

Sales and Marketing

	Three Months
	Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Sales and marketing	$31,969	$23,957	$8,012	33%
Percentage of total revenues	49%	50%

Sales and marketing expenses increased for the three months ended March 31, 2015 compared to the similar period of the prior year primarily due to increases in personnel costs for employees and contractors of $3.4 million, including higher share-based compensation expenses of $0.9 million; and increases in other sales and marketing related activities of $2.9 million. The higher personnel costs for the three months ended March 31, 2015 compared to the similar period of the prior year were primarily due to 18% increases in ending average headcount. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. The increases in other sales and marketing related activities for the three months ended March 31, 2015 compared to the similar period of the prior year relate primarily to increases in third-party sales commissions of $1.6 million and increases in internet advertising costs of $1.3 million. The increases in sales and marketing headcount and other expense categories described herein were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and United Kingdom markets.

We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in the North American and United Kingdom markets.

General and Administrative

	Three Months
	Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
General and administrative	$10,531	$8,967	$1,564	17%
Percentage of total revenue	16%	19%

General and administrative expenses increased for the three months ended March 31, 2015 compared to the similar period of the prior year primarily due to increases in personnel costs for employees and contractors of $0.6 million, including share-based compensation expenses of $0.1 million. The higher personnel costs for the three months ended March 31, 2015 compared to the similar period of the prior year were primarily due to an increase of 11% in ending average headcount. The increase in headcount is a result of our operations as a public company, including costs incurred to comply with the rules and regulations applicable to companies listed on a national securities exchange and compliance and reporting obligations pursuant to the rules and regulations of the SEC.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Other Income and Expense, net

	Three Months
	Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Other income (expense), net:
Interest expense	$(403)	$(601)	$(198)	(33)%
Other income (expense), net	$(556)	$(37)	$519	(1,403)%

Other income (expense), net for the three months ended March 31, 2015 increased compared to similar period of the prior year primarily due to higher foreign currency exchange losses partially offset by lower interest expense. The increase in foreign currency exchange losses is a result of the weakening British Pound, Euro and Swiss Franc relative to the US dollar period over period. The decrease in interest expense is a result of lower debt balances from the similar period of the prior year.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, we had $135.7 million and $141.7 million, respectively, of cash and cash equivalents and short-term investments. To date, we have financed our operations primarily through sales to our customers, private placements of our preferred stock, proceeds from issuance of stock under our stock plans, proceeds from issuance of debt and proceeds from our initial and secondary public offerings. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

A majority of our customers are on 30-day subscription periods and billed at the beginning of each subscription period via credit card. Some of our customers enter into subscription periods longer than 30 days. A small number of our customers are invoiced net 30 days. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of March 31, 2015 and December 31, 2014, we had deferred revenue of $28.3 million and $25.6 million, respectively. We will recognize this deferred revenue when all of the revenue recognition criteria are met within the next 12 months.

As of March 31, 2015, the carrying value of our debt totaled $21.3 million. The balance consists of $10.7 million in a term loan and $10.6 million under a revolving line of credit pursuant to an amended loan and security agreement with SVB, each pursuant to an amended loan and security agreement with Silicon Valley Bank, or SVB.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, international expansion, research and development, litigation, increased general and administrative expenses to support the anticipated growth in our operations, including being a public company, capital equipment required to support our growing headcount and equipment required in connection with our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional financing sources may not be available on terms favorable to us or at all.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Net cash used in operating activities	$(687)	$(2,463)
Net cash provided by (used in) investing activities	3,582	(3,509)
Net cash provided by (used in) financing activities	(2,064)	56,421
Effect of exchange rate changes	139	(1)
Net increase in cash and cash equivalents	$970	$50,448

Net Cash Used in Operating Activities

Cash used in operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software, the amount and timing of customer payments, as well as the amount and timing of payments to our vendors. For all of the periods presented, we experienced increases in customer acquisition costs combined with increases in investments in personnel and infrastructure, all of which have significantly exceeded the growth in our customer base, driving net losses from operations. Cash used in operating activities has historically come from funding net losses offset by non-cash expense items, such as depreciation and amortization of property and equipment, and share-based compensation, as well as changes in working capital driven by changes in accounts payable, accrued liabilities and deferred revenue.

Net cash used in operating activities was approximately $0.7 million for the three months ended March 31, 2015 compared to approximately $2.5 million for the three months ended March 31, 2014. Cash used in operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, share-based compensation, and the non-cash interest expense related to debt; and changes in other working capital accounts.

Net cash used in operating activities for the three months ended March 31, 2015 was primarily due to funding a $10.6 million net loss and a $3.9 million increase in accounts receivable. These uses of cash were partially offset by $8.2 million in non-cash expense items, including depreciation, and amortization and share based compensation expenses and a net $5.7 million change in other working capital accounts. The changes in accounts payable and accrued liabilities result primarily from the timing of payments to our vendors. The net loss and non-cash expense items reflect the investments we have made in our business and infrastructure to support expected future growth. The higher deferred revenue, higher inventory and higher accounts receivable balances reflect the overall growth in our business with larger customers and resellers.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations and proceeds from the maturity of available-for-sale securities.

Net cash provided by investing activities was approximately $3.6 million for the three months ended March 31, 2015 compared to a use of cash of approximately $3.5 million for the three months ended March 31, 2014. Cash provided by investing activities is primarily due to $6.8 million in proceeds from the maturity of available-for-sale securities partially offset by $3.3 million in purchases of property and equipment. Additional investments in capital equipment are necessary to support additional capacity in our platform to support our increasing customer base, as well to support the increase in headcount levels in all functions of our business.

Net Cash Provided by (Used in) Financing Activities

Our primary financing activities have consisted of proceeds from issuance of stock under our stock plans, proceeds from issuance of debt, as well as proceeds from our public offerings of common stock.

Net cash used in financial activities was approximately $2.1 million for the three months ended March 31, 2015 compared to a source of cash of approximately $56.4 million for the three months ended March 31, 2014. Cash used in financing activities is primarily due to $3.3 million in repayment of debt partially offset by $1.5 million in proceeds from the exercise of stock options in connection with our stock plans. Principal repayments of debt increased $1.0 million from the similar period of the prior year because we made the decision to repay the TriplePoint equipment term loans in full in March 2015, when they were originally set to mature in August 2015. Net cash used in financial activities during the three months ended March 31, 2015 changed $58.5 million from the three months ended March 31, 2014 primarily due to $56.1 million in proceeds from our secondary public offering of common stock that occurred in March 2014 (net of underwriters’ discounts and commissions and offering expenses paid by us).

Backlog

We have generally signed monthly and annual contracts for our subscriptions. The timing of our invoices to our customers is a negotiated term and thus varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent monthly or annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, we do not recognize them as revenues, unearned revenue or elsewhere in our condensed consolidated financial statements. The change in backlog that results from changes in the average non-cancelable term of our subscription arrangements may not be an indicator of the likelihood of renewal or expected future revenues and therefore we do not utilize backlog as a key management metric internally and do not believe that it is a meaningful measurement of our future revenues.

Contractual Obligations and Commitments

Except as set forth below and in Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014. On September 25 2014, we entered into a new lease for our headquarters for approximately 84,000 square feet for a total lease commitment of $17.5 million through 2021 and lease incentives totaling $1.5 million. The Company took full possession of the building in the first quarter of fiscal 2015. On February 25, 2015, the Company signed an agreement that accelerated the termination date of the lease for its old headquarters office located in San Mateo, California from May 31, 2017 to April 30, 2015. The effectiveness of the early termination of the lease was contingent upon a third party entering into a lease agreement with the landlord for the San Mateo office space by February 28, 2015, and obtaining by March 30, 2015 the consent of the landlord’s lender to the early termination. The early termination of the lease was deemed effective on March 9, 2015 as both conditions were met. No additional lease payments are imposed by the early termination agreement and the Company’s future lease obligation ends on April 30, 2015.

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

Off-balance Sheet Arrangements

During the three months ended March 31, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, UK, Switzerland, the Netherlands and China. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $1.0 million on our historical consolidated financial statements. As of March 31, 2015, a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have had an impact of approximately $0.9 million on our condensed consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents and short-term investments of $135.7 million and $141.7 million as of March 31, 2015 and December 31, 2014, respectively. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Our short-term investments are held in commercial paper and corporate debt securities and designated as available-for-sale. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the three months ended March 31, 2015 and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of December 31, 2014, we had approximately $23.0 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease in the applicable interest rate would have had a $2.3 million impact on our annual interest expense. As of March 31, 2015, we had approximately $21.3 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease in the applicable interest rate would have had an impact of approximately $2.1 million on our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of March 31, 2015,  we did not have any accrued liabilities recorded for such loss contingencies.

On April 17, 2015, UrgenSync, LLC filed a complaint against us and over 20 other companies in the United States District Court for the Eastern District of Texas, Tyler Division. In the complaint, UrgenSync alleges that RingCentral infringes U.S. patent number 8,295,802, which relates to making and/or using communication control apparatuses for emergency calls placed using VoIP.  We believe that we have meritorious defenses to UrgenSync’s allegations and intend to defend this matter vigorously. However, there can be no assurance that we will be successful in such defense.

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

We have incurred substantial net losses since our inception, including net losses of $35.4 million for fiscal 2012, $46.1 million for fiscal 2013, $48.3 million for fiscal 2014 and $10.6 million for the three months ended March 31, 2015, and had an accumulated deficit of $188.7 million as of March 31, 2015. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

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

Although we were incorporated in 1999, we did not formally introduce RingCentral Office, our current flagship product, until 2009. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenues from existing customers as they add users and, in the future, purchase additional functionalities and premium editions;
•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our products and applications through research and development and third party service providers;
•	successfully expand our business to larger customers and internationally;
•	successfully compete in our markets;
•	continue to innovate and expand our offerings;
•	continue our relationship with AT&T, BT, TELUS and other resellers;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our subscriptions; and
•	hire, integrate, and retain professional and technical talent.

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

In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, we rely on Free Conference Call Global, LLC for some conference calling features, Zoom Video Communications for our HD video and web conferencing and screen sharing features, and Layered Communications for our texting capabilities, and we  will rely on inContact, Inc. for our contact center capabilities. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.

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

In December 2010, the Federal Communications Commission, or FCC, adopted net neutrality rules that made it more difficult for broadband Internet access service providers to block, degrade or discriminate against our customers. These rules applied to wired broadband Internet providers, but not all of the rules applied to wireless broadband service. In January 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated portions of the FCC’s net neutrality rules relating to anti-discrimination and anti-blocking. On May 15, 2014, the FCC released a Notice of Proposed Rulemaking to consider the court’s decision and what actions the FCC should take in response. On March 12, 2015, the FCC released an order reclassifying both wired and wireless broadband Internet access as a telecommunications service, subject to certain provisions of Title II of the Communications Act, including most significantly prohibiting unjust or unreasonable practices or discrimination but not regulating rates. The new rules, which go into effect on June 12, 2015, would specifically prohibit broadband providers from blocking access to legal content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, application, services or non-harmful devices; and would prohibit paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. A number of companies and trade association have filed legal appeals seeking to overturn the new rules. We cannot predict whether the new rules will be overturned or vacated by legal action. If so, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order both to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues is derived from our network of over 2,200 sales agents and resellers, in particular AT&T, which represented 12% of our total revenues in 2014, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationship with AT&T, BT and TELUS, or if these resellers reduce resources committed to reselling the service, our results of operations may suffer.

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

The cloud-based business communications industry is competitive, and we expect it to become increasingly competitive in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Microsoft Corporation and Broadsoft, Inc. that generally license their software, and their resellers. In addition, certain of our resellers are also our competitors. For example, AT&T, BT and TELUS serve as resellers to us but they are also competitors for business communications. All of these companies do now or may in the future also host their own or other solutions through the cloud. We also face competition from other cloud companies such as j2 Global, Inc., 8x8, Inc., Intermedia, Vonage Holdings Corp., Nextiva, Inc. and Jive Communications, Inc., as well as from established communications providers, such as AT&T Inc., Verizon Communications Inc. and Comcast Corporation in the United States, TELUS and others in Canada, and BT and others in the UK, that resell on-premise hardware, software and hosted solutions. We may also face competition from other large Internet companies, such as Google Inc., Yahoo! Inc. and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified product offerings and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could materially and adversely affect our results of operations. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of these service providers have in the past and may choose in the future to sacrifice revenues in order to gain market share by offering their services at lower prices or for free. Our competitors may also offer bundled service arrangements offering a more complete service offering, despite the technical merits or advantages of our subscriptions. Competition could force us to decrease our prices, slow our growth, increase our customer turnover, reduce our sales or decrease our market share. The adverse impact of a shortfall in our revenues may be magnified if we are unable to adjust spending adequately to compensate for such shortfall.

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

Our operations depend on our ability to protect our network from interruption or damage from unauthorized entry, computer viruses or other events beyond our control. In the past, we may have been subject to denial or disruption of service, or DDoS, attacks by hackers intent on bringing down our subscriptions, and we may be subject to DDoS attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss. Also, our subscriptions are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, nearly all of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of and access to confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data.

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

There has been substantial litigation in the areas in which we operate regarding intellectual property rights. Recently, UrgenSync, LLC filed a complaint against us and over 20 other companies claiming infringement of a patent, as disclosed in “Legal Proceedings” included in Part II, Item 1 of this report. In the past, we have been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 58 issued U.S. patents, which expire between 2026 and 2034. We also have 55 patent applications pending examination in the U.S., and 21 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

In May 2013, the FCC issued an order requiring all providers of interconnected text messaging services to provide, by September 30, 2013, an automatic bounce-back text message in situations where a consumer attempts to text message to 911 and text-to-911 is not available. We believe we are in compliance with this order. On August 13, 2014, the FCC released an order that requires providers of interconnected text messaging application, by December 31, 2014, to be capable of supporting the routing of text messages to 911 to the appropriate PSAP. Covered text messaging providers will have until June 30, 2015, or six months from the date of a PSAP request, whichever is later, to implement the routing of text messages to 911 for that PSAP. We are working toward meeting these FCC deadlines but could be subject to enforcement action by the FCC if we cannot meet the deadline and did not receive a waiver from the FCC extending these deadlines.

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

Finally, the application of other indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area. In November 2007, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet. Since then it has been extended several times, with the current continuing resolution extending it until October, 2015.. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new, or future laws, whether in the U.S. or internationally, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

We depend on three suppliers and one fulfillment agent to configure and deliver the phones that we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We rely on Cisco Systems, Inc., Polycom, Inc., and Yealink Network Technology Co., Ltd. for phones that we offer for sale to our customers that use our subscriptions. In addition, we rely on one fulfillment agent to configure and deliver our phones to our customers. We currently do not have long-term contracts with these vendors or with the fulfillment agent. As a result, these third parties are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver phones of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our subscriptions and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents.

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

We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Any debt financing that we secure in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in our current credit facilities with Silicon Valley Bank or in other credit facilities we may secure in the future may restrict us from being able to conduct our operations in a manner required for our business and may restrict our growth, which could have an adverse effect on our business, financial condition or results of operations.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that apply to other public companies that are “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 73% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our pre-offering stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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
•

establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms, subject to such amendment as provided in our current proxy statement;

•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed only for cause, subject to such amendment as provided in our current proxy statement;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
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

RingCentral, Inc.
Date: May 4, 2015	By:	/s/ Clyde Hosein
Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)