Form 10-Q
period 2015-06-30
RingCentral Inc
filed 2015-08-05
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 29, 2015, there were 56,070,071 shares of Class A Common Stock issued and outstanding and 14,294,613 shares of Class B Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

●	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;
●	our success in the enterprise market and with our carrier partners;
●	our progress against short term and long term goals;
●	our anticipated benefits from our acquisition of Glip, Inc.;
●	our ability to successfully and timely integrate, and realize the benefits of, our acquisition of Glip, Inc. and any other significant acquisitions we may make;
●	our future financial performance;
●	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
●	anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;
●	our ability to anticipate and adapt to future changes in our industry;
●	our ability to predict subscription revenues, formulate accurate financial projections and make strategic business decisions based on our analysis of market trends;
●	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;
●	maintaining and expanding our customer base;
●	maintaining, expanding and responding to changes in our relationships with other companies;
●	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
●	the impact of competition in our industry and innovation by our competitors;
●	our ability to sell our products;
●	our ability to expand our business to medium-sized and larger customers and internationally;
●	our ability to realize increased purchasing leverage and economies of scale as we expand;
●	the impact of seasonality on our business;
●	the impact of any failure of our solutions or solution innovations;
●	our reliance on our third-party service providers;
●	the potential effect on our business of litigation to which we may become a party;
●	our liquidity and working capital requirements;
●	our capital expenditure projections;
●	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements; and
●	the political environment and stability in the regions in which we or our subcontractors operate.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$120,789	$113,182
Short-term investments	11,914	28,479
Accounts receivable, net	12,242	7,651
Inventory	2,372	1,710
Prepaid expenses and other current assets	11,181	8,767
Total current assets	158,498	159,789
Property and equipment, net	28,532	25,527
Goodwill	9,393	—
Acquired intangibles, net	3,777	—
Other assets	2,694	3,021
Total assets	$202,894	$188,337
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$6,022	$4,181
Accrued liabilities	35,952	29,236
Current portion of capital lease obligation	255	509
Current portion of long-term debt	14,491	16,764
Deferred revenue	31,026	25,586
Total current liabilities	87,746	76,276
Long-term debt	5,938	7,813
Sales tax liability	3,887	3,953
Capital lease obligation	363	535
Other long-term liabilities	4,812	3,255
Total liabilities	102,746	91,832

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock	7	7
Additional paid-in capital	297,225	274,844
Accumulated other comprehensive loss	(167)	(251)
Accumulated deficit	(196,917)	(178,095)
Total stockholders' equity	100,148	96,505
Total liabilities and stockholders' equity	$202,894	$188,337

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Subscriptions	$64,441	$47,867	$124,392	$91,717
Product	6,250	4,920	11,617	9,332
Total revenues	70,691	52,787	136,009	101,049
Cost of revenues:
Subscriptions	16,505	14,792	32,419	28,506
Product	5,024	4,751	9,657	8,940
Total cost of revenues	21,529	19,543	42,076	37,446
Gross profit	49,162	33,244	93,933	63,603
Operating expenses:
Research and development	12,297	10,874	24,137	20,547
Sales and marketing	34,626	25,688	66,595	49,645
General and administrative	11,778	9,492	22,309	18,459
Total operating expenses	58,701	46,054	113,041	88,651
Loss from operations	(9,539)	(12,810)	(19,108)	(25,048)
Other income (expense), net:
Interest expense	(279)	(476)	(682)	(1,077)
Other income (expense), net	238	93	(318)	56
Other income (expense), net	(41)	(383)	(1,000)	(1,021)
Loss before (benefit) provision for income taxes	(9,580)	(13,193)	(20,108)	(26,069)
(Benefit) provision for income taxes	(1,369)	137	(1,286)	165
Net loss	$(8,211)	$(13,330)	$(18,822)	$(26,234)
Net loss per common share:
Basic and diluted	$(0.12)	$(0.20)	$(0.27)	$(0.40)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	69,487	67,295	69,124	65,557

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(8,211)	$(13,330)	$(18,822)	$(26,234)
Other comprehensive gain/(loss):
Foreign currency translation adjustments, net	(353)	(230)	(13)	(330)
Unrealized gain on available-for-sale securities	146	—	96	—
Comprehensive loss	$(8,418)	$(13,560)	$(18,739)	$(26,564)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,822)	$(26,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,529	4,590
Share-based compensation	10,038	7,108
Tax benefit from release of valuation allowance	(1,411)	—
Non-cash interest expense related to debt	119	122
Net accretion of discount and amortization of premium on available-for-sale securities	402	—
Loss on disposal of assets	128	24
Deferred income tax	12	82
Changes in assets and liabilities:
Accounts receivable	(4,591)	(2,073)
Inventory	(661)	(63)
Prepaid expenses and other current assets	(1,976)	(3,911)
Other assets	354	(666)
Accounts payable	1,343	(504)
Accrued liabilities	3,105	5,116
Deferred revenue	5,440	3,619
Other liabilities	374	1,808
Net cash provided by (used in) operating activities	383	(10,982)
Cash flows from investing activities:
Purchases of property and equipment	(8,326)	(10,506)
Cash paid in business combination, net of cash acquired	(4,670)	—
Proceeds from the maturity of available-for-sale securities	16,260	—
Proceeds from restricted investments	100	—
Net cash provided by (used in) investing activities	3,364	(10,506)
Cash flows from financing activities:
Net proceeds from secondary public offering of common stock	—	57,167
Proceeds from issuance of stock in connection with stock plans	8,511	5,476
Repayment of debt	(4,267)	(4,751)
Payment of offering costs	—	(1,219)
Repayment of capital lease obligations	(426)	(123)
Net cash provided by financing activities	3,818	56,550
Effect of exchange rate changes on cash and cash equivalents	42	(22)
Net increase in cash and cash equivalents	7,607	35,040
Cash and cash equivalents:
Beginning of period	113,182	116,378
End of period	$120,789	$151,418
Supplemental disclosure of cash flow data:
Cash paid for interest	$1,488	$604
Cash paid for income taxes	60	67
Noncash investing and financing activities:
Issuance of common stock for business combination	$3,447	—
Change in liability for unvested exercised options	19	28
Equipment purchased and unpaid at period end	2,468	1,566
Equipment acquired under capital lease	—	1,149

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal, recurring in nature and those discussed in these Notes) that are, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2015. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, accounts receivable, the allowance for doubtful accounts, inventory and inventory reserves, the allocation of the value of purchase consideration for business acquisitions, goodwill, intangible assets, share-based compensation, deferred revenue, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the condensed consolidated financial statements in future periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new guidance is a result of a joint project with the International Accounting Standards Board (the “IASB”) to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2018, including interim periods within that reporting period. Entities have the option of applying retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Cash	$13,695	$12,800
Money market funds	107,094	100,382
Total cash and cash equivalents	$120,789	$113,182

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accounts receivable	$9,622	$5,935
Unbilled accounts receivable	2,853	1,841
Allowance for doubtful accounts	(233)	(125)
Accounts receivable, net	$12,242	$7,651

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Computer hardware and software	$47,199	$43,805
Internal-use software development costs	6,382	5,335
Furniture and fixtures	3,347	2,020
Leasehold improvements	2,482	2,870
Property and equipment, gross	59,410	54,030
Less: accumulated depreciation and amortization	(30,878)	(28,503)
Property and equipment, net	$28,532	$25,527

 Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued compensation and benefits	$9,313	$7,596
Accrued sales, use and telecom related taxes	5,905	5,277
Other accrued expenses	20,734	16,363
Total accrued liabilities	$35,952	$29,236

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of assets carried at fair value was determined using the following inputs (in thousands):

	Balance at
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$107,211	$105,915	$1,296	$—
Short-term investments:
Corporate debt securities	$11,914	$11,914	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

	Balance at
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$100,570	$94,274	$6,296	$—
Short-term investments:
Corporate debt securities	$26,481	$26,481	$—	$—
Commercial paper	$1,998	$—	$1,998	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

At June 30, 2015, all short-term investments were designated as available-for-sale and reported at fair value based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss. The Company classifies all highly liquid instruments with an original maturity on the date of purchase of three months or less as cash and cash equivalents. The Company classifies available-for-sale securities that have a maturity date longer than three months as short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and which the Company does not intend to hold to maturity. We may sell these short-term investments at any time for use in current operations or for other purposes, such as consideration for business acquisitions, even if they have not yet reached maturity. As a result, all of our short-term investments held at June 30, 2015 were classified as current assets in the accompanying condensed consolidated balance sheet.

At June 30, 2015, available-for-sale securities consisted of the following (in thousands):

	Available-for-Sale Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$12,034	$—	$(120)	$11,914
Total	$12,034	$—	$(120)	$11,914

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2015. The Company expects to receive the full principal and interest on all of these short-term investments.

The expected maturities of our short-term investments in available-for-sale securities at June 30, 2015 are shown below (in thousands):

Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Due in less than one year	$12,034	$11,914
Total	$12,034	$11,914

The Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, are carried at cost which approximates fair value due to the relatively short maturity of those instruments.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

At December 31, 2014 and June 30, 2015, the Company estimated the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The estimated fair value of the Company’s current and non-current debt obligations was $25,671,000 at December 31, 2014, compared to its carrying amount of $24,577,000 at that date. The estimated fair value of the Company’s current and non-current debt obligations was $20,311,000 at June 30, 2015, compared to its carrying amount of $20,429,000 at that date. If the debt was measured at fair value in the condensed consolidated balance sheets, the Company’s current and non-current debt would be classified in Level 2 of the fair value hierarchy.

Note 4. Business Combinations

On June 4, 2015, the Company acquired Glip, Inc. (“Glip”), a cloud messaging and collaboration company based in Boca Raton, Florida. Glip is a provider of team messaging services, integrated with project management, group calendars, notes, annotations, and file sharing. Glip also includes integrations with a number of third party business solutions. The objective of the acquisition is to extend our platform by adding team messaging and collaboration services such as calendar, project management, and document sharing. The total consideration for this transaction, payable in cash and common stock, was $13,000,000 including $3,000,000 milestones based earn out, payable over approximately a two-year period. The acquisition date fair value of the consideration exchanged for Glip was $11,906,000. Under the terms of the acquisition, the Company may also make up to $2,000,000 in payments at the end of a two-year period to certain Glip employees, who continue to be employees of the Company, which is accounted for as a post-combination expense.

The total fair value of consideration exchanged consisted of the following (in thousands except share data):

Cash, net of cash acquired	$4,670
Common stock issued (223,190 shares)	3,447
Holdback based on standard representations and warranties	1,500
Total initial consideration	9,617
Milestone based earn out (after valuation adjustment)	2,289
Total consideration	$11,906

The $3,447,000 fair value of the 223,190 unregistered common shares issued as part of the consideration paid for Glip ($3,830,000 before a $383,000 discount due to a 6-month restriction of resale as a result of SEC Rule 144 for issuance of unregistered shares) was determined on the basis of the five day weighted closing market price of the Company’s common shares preceding the acquisition date. We determined the initial fair value of the milestone based earn out using various estimates, including probabilities of success and discount rates.

The Company accounted for the Glip acquisition under the acquisition method of accounting as a business combination. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets are based on management’s estimates and assumptions.

The amount recorded for developed technology represents the estimated fair value of Glip’s cloud messaging and collaboration technology. The amount recorded for customer relationships represents the fair values of the underlying relationships with Glip customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Glip’s cloud messaging and collaboration technology with the Company’s other offerings. The goodwill balance is not deductible for U.S. income tax purposes.

The following table summarizes the fair value of assets acquired as of the date of acquisition (in thousands):

Cash and cash equivalents	$74
Acquired intangible assets	3,850
Goodwill (1)	7,982
Net assets acquired	$11,906

(1) Including a related $1,411,000 deferred income tax liability, Goodwill is reported as $9,393,000 in the condensed consolidated balance sheet as of June 30, 2015. See Note 9 Income Taxes for details

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has included the financial results of Glip in the condensed consolidated financial statements from the date of acquisition, which have not been material to date.

The following table sets forth the fair value components of identifiable acquired intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition:

	Fair Value	Estimated Useful Life
Customer relationships	$840	2 years
Developed technology	3,010	5 years
Total identifiable intangible assets subject to amortization	$3,850

The weighted-average amortization periods for customer relationships and developed technology are approximately 0.4 years and 3.9 years, respectively.

Acquired intangibles as of June 30, 2015 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	$840	$30	$810
Developed technology	3,010	43	2,967
Total acquired intangibles	$3,850	$73	$3,777

Amortization expense from acquired intangible assets for the three and six months ended June 30, 2015 was $73,000 and is included in research and development expenses.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows:

2015 - remaining period	$511
2016	1,022
2017	782
2018	602
2019	602
Thereafter	258
Total estimated amortization expense	$3,777

Note 5. Debt

As of June 30, 2015, the Company’s debt is comprised of borrowings under a loan agreement (“SVB Agreement”), as amended, with Silicon Valley Bank (“SVB”).

SVB Loan Agreement

Under the SVB agreement, at June 30, 2015, the Company has one outstanding growth capital term loan (i.e., “the 2013 term loan”) and a revolving line of credit. The Company borrowed an additional growth capital loan in March 2012 (the “2012 term loan”) that has since been repaid.

The 2013 term loan was borrowed on December 31, 2013 with a principal amount of $15,000,000, which is being repaid in 48 equal monthly installments of principal, plus accrued and unpaid interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at June 30, 2015, the current interest rate is 4.0%. As of June 30, 2015, the outstanding principal balance of the 2013 term loan was $9,688,000. Approximately $5,938,000 of the remaining principal balance is classified as non-current liabilities in the accompanying condensed consolidated balance sheet as this portion of the remaining principal balance is due beyond June 30, 2016.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The revolving line of credit provides for a maximum borrowing of up to $15,000,000 in principal amount, subject to limits based on recurring subscription revenue amounts as defined in the agreement. The recurring subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at June 30, 2015, the current interest rate is 3.5%. All outstanding principal and unpaid interest under the revolving line of credit must be repaid by August 13, 2015. The outstanding principal balance is classified as a current liability in the accompanying condensed consolidated balance sheet because the loan matures August 2015. As of June 30, 2015, the outstanding principal balance and the available borrowing capacity of the line of credit were $10,778,000 and $4,222,000, respectively. As of June 30, 2015, the unamortized discount on the revolving line of credit was $37,000 which is recorded in the current portion of long-term debt line in the accompanying condensed consolidated balance sheet.

The Company has pledged substantially all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB agreement. The SVB agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement, as amended, also contains customary affirmative covenants, as well as financial covenants that require the Company to (i) maintain minimum cash balances of $10,000,000, as defined in the amended agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On March 30, 2015, the Company adjusted certain financial covenants to expand its ability to invest in certain foreign subsidiaries and property and equipment. The Company was in compliance with all covenants under its credit agreement with SVB as of June 30, 2015.

Note 6. Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. On September 25, 2014, the Company entered into a new lease for its headquarters for a total lease commitment of $17,497,000 through 2021 and lease incentives totaling $1,486,000. The Company took full possession of the building in the first quarter of fiscal 2015. On February 25, 2015, the Company signed an agreement that accelerated the termination date of the lease for its old headquarters office located in San Mateo, California from May 31, 2017 to April 30, 2015. The effectiveness of the early termination of the lease was contingent upon a third party entering into a lease agreement with the landlord for the San Mateo office space by February 28, 2015, and obtaining by March 30, 2015 the consent of the landlord’s lender to the early termination. The early termination of the lease was deemed effective on March 9, 2015 as both conditions were met. No additional lease payments were imposed by the early termination agreement and the Company’s future lease obligation ended on April 30, 2015. All office space lease agreements contain escalating monthly rental payments over the lease term, which are amortized to rent expense on a straight-line basis over the lease term.

Sales Tax Liability

During 2010 and 2011, the Company increased its sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in the state. Prior to 2012, the Company did not collect sales taxes from customers on sales in all states. In March 2012, the Company commenced collecting and remitting sales taxes on sales in all states so a loss contingency related to sales taxes exists for sales and marketing activities in 2010, 2011, and the first two months of 2012 ended February 29, 2012. As of June 30, 2015 and December 31, 2014, the Company had a balance for a long-term sales tax liability of $3,887,000 and $3,953,000, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

A current sales tax liability for noncontingent amounts expected to be remitted in the next twelve months of $4,491,000 and $4,178,000, is included in accrued liabilities as of June 30, 2015 and December 31, 2014, respectively.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Legal Matters

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of June 30, 2015 and December 31, 2014, the Company did not have any accrued liabilities recorded for such loss contingencies.

On April 17, 2015, UrgenSync, LLC filed a complaint against us and several other companies in the United States District Court for the Eastern District of Texas, Tyler Division. In the complaint, UrgenSync alleged that RingCentral infringes U.S. patent number 8,295,802, which relates to making and/or using communication control apparatuses for emergency calls placed using VoIP. The complaint sought unspecified damages. On June 18, 2015, UrgenSync voluntarily dismissed the complaint with prejudice, and on July 3, 2015, UrgenSync released all claims against the Company related to this matter. The Company did not pay any damages or settlement amount in connection with this matter.

Note 7. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of subscriptions revenues	$476	$348	$933	$644
Research and development	1,281	848	2,394	1,500
Sales and marketing	1,692	1,305	3,536	2,265
General and administrative	1,842	1,430	3,175	2,699
Total share-based compensation expense	$5,291	$3,931	$10,038	$7,108

A summary of share-based compensation expense by award type follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Options	$2,908	$2,618	$5,613	$5,072
Employee stock purchase plan rights	281	425	567	930
Restricted stock units	2,102	888	3,858	1,106
Total share-based compensation expense	$5,291	$3,931	$10,038	$7,108

As of June 30, 2015 and December 31, 2014, there was approximately $24,336,000 and $20,069,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.7 years and 2.4 years, respectively.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Equity Incentive Plans

As of June 30, 2015 a total of 8,170,000 shares remained available for grant under the 2013 Plan. A summary of option activity under all of the Company’s equity incentive plans at June 30, 2015 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2014	9,158	$8.23	7.2	$61,367
Granted	1,844	16.29
Exercised	(1,006)	7.04
Canceled/Forfeited	(611)	11.35
Outstanding at June 30, 2015	9,385	$9.74	6.5	$82,472
Vested and expected to vest as of June 30, 2015	9,237	$9.72	6.5	$81,383
Exercisable as of June 30, 2015	5,091	$6.49	6.1	$61,217

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average grant date fair value per share	$7.09	$5.75	$6.76	$6.52
Total intrinsic value of options exercised	$6,014	$4,758	$9,829	$27,340

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate and dividend yield. The weighted-average assumptions used in the option pricing models in the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term for employees (in years)	4.7	4.3	4.8	4.4
Expected term for non-employees (in years)	7.0	7.0	7.0	7.0
Risk-free interest rate	1.42%	1.34%	1.22%	1.36%
Expected volatility	47%	48%	48%	48%
Expected dividend rate	0%	0%	0%	0%

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Class A common stock at a discount through payroll deductions of up to the lesser of 15% of their eligible compensation or $25,000 per calendar year, at not less than 90% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 3,000 shares during an offering period. The offering period starts on the first trading day on or after May 11th and November 11th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 90% of the fair value of the Company’s common stock at the beginning of the six month offering period, and (ii) 90% of the fair value of the Company’s common stock at the end of the six month offering period. As of June 30, 2015, there was a total of $418,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At June 30, 2015, a total of 2,024,000 shares were available for issuance under the ESPP.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units

For the three months ended June 30, 2015, we issued 634,000 restricted stock units of Class A common stock under the 2013 Plan with a weighted average grant date fair value of $17.60 per share. As of June 30, 2015, there was a total of $32,495,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.3 years.

Note 8. Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenue is from the United States during the three and six months ended June 30, 2015 and 2014. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. At June 30, 2015 and December 31, 2014, more than 85% and 87% of the Company’s property and equipment was located in the United States, with no single country outside the United States representing more than 10% of property and equipment.

Note 9. Income Taxes

The (benefit) provision for income taxes for the three and six months ended June 30, 2015 and 2014, was($1,369,000), $137,000, ($1,286,000), and $165,000, respectively. The provision for income taxes during the three and six months ended June 30, 2015 and 2014 consisted primarily of state minimum taxes, and foreign income taxes. Due to the Glip acquisition, a deferred tax liability was established for the book-tax basis difference related to acquired intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax asset and as a result, we released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $1,411,000 for the three months ended June 30, 2015. Without such one-time tax benefit, the provision for income taxes for the three and six months ended June 30, 2015, would have been $42,000 and $125,000, respectively.

For the three and six months ended June 30, 2015 and 2014, the provision for income taxes differed from the U.S federal statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2015 and December 31, 2014. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and six months ended June 30, 2015, there have been no material changes to the total amount of unrecognized tax benefits.

Note 10. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options and restricted stock units, to the extent they are dilutive. For the three and six months ended June 30, 2015 and 2014, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Numerator
Net loss	$(8,211)	$(13,330)	$(18,822)	$(26,234)
Denominator
Weighted-average common shares for basic and diluted net loss per share	69,487	67,295	69,124	65,557
Basic and diluted net loss per share	$(0.12)	$(0.20)	$(0.27)	$(0.40)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Shares of common stock subject to repurchase	9	22	9	22
Shares of common stock issuable under equity incentive awards outstanding	11,979	10,540	11,979	10,540
Potential common shares excluded from diluted net loss per share	11,988	10,562	11,988	10,562

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

We currently offer four products: RingCentral Office, RingCentral Professional, RingCentral Fax, and RingCentral Contact Center. RingCentral Office is our flagship product, which we sell in three editions: Standard, Premium and Enterprise. Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, business analytics and reporting, conferencing capabilities, and integration with other cloud-based business applications such as Box, Dropbox, Google for Work and Microsoft Office and Outlook. Our Premium and Enterprise Editions include the Standard Edition functionality together with additional software integrations with other cloud-based business applications such as Salesforce CRM, Zendesk and Desk.com, high-definition voice, more advanced call routing for our larger customers, and automatic call recording. All editions are feature rich, but vary in the number of included toll-free minutes, number of concurrent conferencing meeting attendees, and by some of the various integrations with third-party business applications. We also offer RingCentral Professional, primarily an inbound call management tool for mobile professionals, and RingCentral Fax, an online fax subscription that permits sending and receiving faxes over the internet. In addition, we now offer RingCentral Contact Center, a new solution powered by inContact, which gives contact center agents the ability to engage their customers through multiple channels including voice, email, and chat along with easy administration and real-time reporting.

In June 2015, RingCentral acquired Glip, a team messaging and collaboration company, which provides a solution for team messaging, task management, group calendars, notes, file sharing, and integrations with a number of third party business applications. In the future, the Company intends to integrate Glip with RingCentral Office delivering an integrated cloud business communications and team collaboration solution, which will empower teams to work across all locations, devices, and modes of communication.

We primarily generate revenues by selling subscriptions of our RingCentral Office, RingCentral Professional, RingCentral Fax, and RingCentral Contact Center offerings. RingCentral Office is offered at monthly subscription rates, varying by the specific functionalities and services and the number of users. RingCentral Office customers generally pay higher monthly subscription rates than customers of our other service offerings. RingCentral Professional is offered at monthly subscription rates that vary based on the desired amount of minutes usage and extensions allotted to the plan. RingCentral Fax is offered at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan. In addition, RingCentral Contact Center is also offered as a monthly subscription based on three editions with varying features and capabilities.

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card. However, as the number of larger RingCentral Office customers grows, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. We also expect our level of prepayments by larger customers to increase, accordingly our level of deferred revenue may increase. For the three and six months ended June 30, 2015, fiscal 2014, 2013 and 2012, subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues is primarily comprised of product revenues from the sale of pre-configured office phones, which we offer as a convenience for a total solution to our customers in connection with subscriptions to our services.

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct, inside sales force. Since then, we have continued investing in our direct, inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of over 2,500 sales agents and resellers, including distributors such as Ingram Micro, Tech Data, Zones, and Jenne, as well as carrier partners including AT&T, TELUS, and BT, which we refer to collectively as resellers. We intend to continue to foster this network and to expand our network with other resellers. Beginning in 2011, we also began expanding into more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average subscription revenues per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of users per customer generally correlates closely to the number of employees within a customer account. As of June 30, 2015, we had customers from industries including advertising, finance, healthcare, legal services, non-profit organizations, real estate, retail and technology, and ranging in size from businesses with fewer than 10 to more than 1,500 RingCentral users. In October of 2013, we launched our United Kingdom operations, however for the three and six months ended June 30, 2015 and 2014, 98% of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the United Kingdom and beyond.

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

We have experienced significant growth in recent periods, with total revenues of $114.5 million, $160.5 million and $219.9 million in 2012, 2013 and 2014, respectively, generating year-over-year increases of 40% and 37%, respectively. We have continued to make significant expenditures and investments, including those in research and development, infrastructure and operations and incurred net losses of $35.4 million, $46.1 million and $48.3 million, in 2012, 2013 and 2014, respectively. For the three months ended June 30, 2015 and 2014, our total revenues were $70.7 million and $52.8 million, respectively, representing a year-over-year increase of 34%. For the six months ended June 30, 2015 and 2014, our total revenues were $136.0 million and $101.0 million, respectively, representing a year-over-year increase of 35%. For the three months ended June 30, 2015 and 2014, our net loss was $8.2 million and $13.3 million, respectively, and for the six months ended June 30, 2015 and 2014, our net loss was $18.8 million and $26.2 million, respectively.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions in effect at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2015 were $22.9 million. As such, our Annualized Exit Monthly Recurring Subscriptions at June 30, 2015 were $274.6 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at June 30, 2015 were $205.4 million.

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

Our key business metrics for the five quarterly periods ended June 30, 2015 were as follows (dollars in millions):

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$274.6	$253.7	$237.5	$219.8	$203.7
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$205.4	$185.4	$170.5	$153.7	$139.2

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

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Subscriptions	$64,441	$47,867	$124,392	$91,717
Product	6,250	4,920	11,617	9,332
Total revenues	70,691	52,787	136,009	101,049
Cost of revenues:
Subscriptions	16,505	14,792	32,419	28,506
Product	5,024	4,751	9,657	8,940
Total cost of revenues	21,529	19,543	42,076	37,446
Gross profit	49,162	33,244	93,933	63,603
Operating expenses:
Research and development	12,297	10,874	24,137	20,547
Sales and marketing	34,626	25,688	66,595	49,645
General and administrative	11,778	9,492	22,309	18,459
Total operating expenses	58,701	46,054	113,041	88,651
Loss from operations	(9,539)	(12,810)	(19,108)	(25,048)
Other income (expense), net:
Interest expense	(279)	(476)	(682)	(1,077)
Other income (expense), net	238	93	(318)	56
Other income (expense), net	(41)	(383)	(1,000)	(1,021)
Loss before (benefit) provision for income taxes	(9,580)	(13,193)	(20,108)	(26,069)
(Benefit) provision for income taxes	(1,369)	137	(1,286)	165
Net loss	$(8,211)	$(13,330)	$(18,822)	$(26,234)

Percentage of Total Revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Subscriptions	91%	91%	91%	91%
Product	9	9	9	9
Total revenues	100	100	100	100
Cost of revenues:
Subscriptions	23	28	24	28
Product	7	9	7	9
Total cost of revenues	30	37	31	37
Gross margin	70	63	69	63
Operating expenses:
Research and development	17	21	18	20
Sales and marketing	49	49	49	49
General and administrative	17	18	16	18
Total operating expenses	83	88	83	87
Loss from operations	(13)	(25)	(14)	(24)
Other income (expense), net:
Interest expense	—	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
Other income (expense), net	—	(1)	(1)	(1)
Loss before (benefit) provision for income taxes	(13)	(26)	(15)	(25)
(Benefit) provision for income taxes	(2)	—	(1)	—
Net loss	(11)%	(26)%	(14)%	(25)%

Comparison of the Three and Six Months Ended June 30, 2015 and 2014:

Revenues

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues:
Subscriptions	$64,441	$47,867	$16,574	35%	$124,392	$91,717	$32,675	36%
Product	6,250	4,920	1,330	27%	11,617	9,332	2,285	24%
Total revenues	$70,691	$52,787	$17,904	34%	$136,009	$101,049	$34,960	35%
Percentage of revenues:
Subscriptions	91%	91%			91%	91%
Product	9	9			9	9
Total	100%	100%			100%	100%

Subscriptions revenues increased by $16.6 million or 35% and $32.7 million or 36% for the three and six months ended June 30, 2015, respectively, compared to the similar respective periods of the prior year primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year, which carry a higher monthly subscription rate versus our other product offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers made a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varied significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures of 35% and 34% for the three and six months ended June 30, 2015, respectively, compared to the similar respective periods of the prior year, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our products.

Product revenues increased by $1.3 million or 27% and $2.3 million or 24% for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year primarily due to increased phone sales driven by the growth of new customers of RingCentral Office, to whom we sell more phones compared to customers that purchase our other product offerings.

Cost of Revenues and Gross Margin

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues:
Subscriptions	$16,505	$14,792	$1,713	12%	$32,419	$28,506	$3,913	14%
Product	5,024	4,751	273	6%	9,657	8,940	717	8%
Total cost of revenues	$21,529	$19,543	$1,986	10%	$42,076	$37,446	$4,630	12%
Gross margins:
Subscriptions	74%	69%			74%	69%
Product	20%	3%			17%	4%
Gross margin %	70%	63%			69%	63%

Cost of subscriptions revenues increased for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year primarily due to increases in personnel costs for employees and contractors of $1.6 million and $3.0 million, including increased share-based compensation expenses of $0.1 million and $0.3 million, respectively; and increases of $0.2 million and $0.7 million in depreciation expense, respectively. The higher personnel costs for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year were primarily due to a 9% and 8% increase in ending average headcount, respectively. The increases in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our product offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our customer base.

Cost of product revenues increased for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year due to an increase in phone sales, which was primarily driven by the growth in new RingCentral Office customers. Phone sales for the three and six months ended June 30, 2015 increased by 27% and 24% compared to the similar respective periods of the prior year.

Our gross margin was 70% and 69% for the three and six months ended June 30, 2015, respectively, and 63% for the three and six months ended June 30, 2014. The improvement in subscription gross margin, period over period, was primarily due to a reduction in per usage fees that we paid to third-party telecommunications service providers as a result of increased call traffic and economies of scale obtained in our infrastructure. The improvement in product gross margin was primarily due to continued improvement in inventory management and less frequent discounting of phones.

Research and Development

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$12,297	$10,874	$1,423	13%	$24,137	$20,547	$3,590	17%
Percentage of total revenues	17%	21%			18%	20%

Research and development expenses increased for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year primarily due to increases in personnel costs for employees and contractors of $1.0 million and $2.5 million, respectively, including increased share-based compensation expenses of $0.4 million and $0.9 million, respectively. The higher personnel costs for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year were primarily due to 7% and 14% increases in ending average headcount, respectively. The increases in research and development headcount were in support of the development of additional software development projects for our cloud-based and mobile applications.

We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in future software development projects for our cloud-based and mobile applications.

Sales and Marketing

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing	$34,626	$25,688	$8,938	35%	$66,595	$49,645	$16,950	34%
Percentage of total revenues	49%	49%			49%	49%

Sales and marketing expenses increased for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year primarily due to increases in personnel costs for employees and contractors of $3.9 million and $8.1 million, respectively, including higher share-based compensation expenses of $0.4 million and $1.3 million, respectively; and increases in other sales and marketing related activities of $4.2 million and $6.9 million, respectively. The higher personnel costs for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year were primarily due to 16% and 17% increases in ending average headcount, respectively. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. The increases in other sales and marketing related activities for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year relate primarily to increases in third-party sales commissions of $1.1 million and 2.7 million, respectively and increases in internet advertising costs of $2.2 million and $3.5 million, respectively. The increases in sales and marketing headcount and other expense categories described herein were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and United Kingdom markets.

We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in the North American, United Kingdom and other markets.

General and Administrative

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative	$11,778	$9,492	$2,286	24%	$22,309	$18,459	$3,850	21%
Percentage of total revenue	17%	18%			16%	18%

General and administrative expenses increased for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year primarily due to increases in personnel costs for employees and contractors of $0.8 million and $1.4 million, respectively, including share-based compensation expenses of $0.4 million and $0.5 million, respectively. The higher personnel costs for the three and six months ended June 30, 2015 compared to the similar respective periods of the prior year were primarily due to 5% and 10% increases in ending average headcount, respectively. The increase in headcount is a result of our operations as a public company, including costs incurred to comply with the rules and regulations applicable to companies listed on a national securities exchange and compliance and reporting obligations pursuant to the rules and regulations of the SEC.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Other Income and Expense, net

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other income (expense), net:
Interest expense	$(279)	$(476)	$(197)	(41)%	$(682)	$(1,077)	$(395)	(37)%
Other income (expense), net	$238	$93	$145	156%	$(318)	$56	$(374)	(668)%

Other income (expense), net for the three months ended June 30, 2015 decreased compared to the similar periods of the prior year primarily due to lower interest expense and higher foreign currency exchange gains. The lower interest expense is a result of lower debt balances from the similar period of the prior year. The increase in foreign currency exchange gains is a result of the strengthening British Pound, Euro and Swiss Franc relative to the US dollar period over period.

Other income (expense), net for the six months ended June 30, 2015 decreased compared to the similar periods of the prior year primarily due to lower interest expense and higher foreign currency exchange losses. The lower interest expense is a result of lower debt balances from the similar period of the prior year. The increase in foreign currency exchange losses is a result of the weakening British Pound, Euro and Swiss Franc relative to the US dollar period over period.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, we had $132.7 million and $141.7 million, respectively, of cash and cash equivalents and short-term investments. To date, we have financed our operations primarily through sales to our customers, private placements of our preferred stock, proceeds from issuance of stock under our stock plans, proceeds from issuance of debt and proceeds from our initial and secondary public offerings. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

A majority of our customers are on 30-day subscription periods and billed at the beginning of each subscription period via credit card. Some of our customers enter into subscription periods longer than 30 days. A small number of our customers are invoiced net 30 days. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of June 30, 2015 and December 31, 2014, we had deferred revenue of $31.0 million and $25.6 million, respectively. We will recognize this deferred revenue when all of the revenue recognition criteria are met within the next 12 months.

As of June 30, 2015, the carrying value of our debt totaled $20.4 million. The balance consists of $9.7 million in a term loan and $10.7 million under a revolving line of credit, each pursuant to an amended loan and security agreement, or the SVB agreement, with Silicon Valley Bank, or SVB. As of June 30, 2015, the available borrowing capacity of the line of credit was $4,222,000. The Company has pledged substantially all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB agreement. The SVB agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement, as amended, also contains customary affirmative covenants, as well as financial covenants that require the Company to (i) maintain minimum cash balances of $10,000,000, as defined in the amended agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On March 30, 2015, the Company adjusted certain financial covenants to expand its ability to invest in certain foreign subsidiaries and property and equipment. The Company was in compliance with all covenants under its credit agreement with SVB as of June 30, 2015. The Company is currently in the process of evaluating an extension of the revolving line of credit, in which case the revolving line of credit would not have to be repaid by August 13, 2015.

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended
	June 30,
	2015	2014

Net cash provided by (used in) operating activities	$383	$(10,982)
Net cash provided by (used in) investing activities	3,364	(10,506)
Net cash provided by financing activities	3,818	56,550
Effect of exchange rate changes	42	(22)
Net increase in cash and cash equivalents	$7,607	$35,040

Net Cash Provided by (Used in) Operating Activities

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

Net cash provided by operating activities was approximately $0.4 million for the six months ended June 30, 2015 compared to a use of cash of approximately $11.0 million for the six months ended June 30, 2014. Cash used in operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, share-based compensation, and the non-cash interest expense related to debt; and changes in other working capital accounts.

Net cash provided by operating activities for the six months ended June 30, 2015 was primarily due to funding a $18.8 million net loss, a $1.4 million non-cash benefit item, a $4.6 million increase in accounts receivable, and a $2.0 million increase in prepaid expenses and other current assets. Due to the Glip acquisition, a deferred tax liability was established for the book-tax basis difference related to acquired intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax asset and as a result, we released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $1.4 million for the six months ended June 30, 2015. These uses of cash were offset by $17.2 million in non-cash expense items, including depreciation and amortization and share based compensation expenses and a net $10.0 million change in other working capital accounts. The changes in accounts payable and accrued liabilities result primarily from the timing of payments to our vendors. The net loss and non-cash expense items reflect the investments we have made in our business and infrastructure to support expected future growth. The higher deferred revenue, higher inventory and higher accounts receivable balances reflect the overall growth in our business with larger customers and resellers.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations and proceeds from the maturity of available-for-sale securities.

Net cash provided by investing activities was approximately $3.4 million for the six months ended June 30, 2015 compared to a use of cash of approximately $10.5 million for the six months ended June 30, 2014. Cash provided by investing activities is primarily due to $16.3 million in proceeds from the maturity of available-for-sale securities partially offset by $8.3 million in purchases of property and equipment and $4.7 million paid in the acquisition of Glip. Additional investments in capital equipment are necessary to support additional capacity in our platform to support our increasing customer base, as well to support the increase in headcount levels in all functions of our business.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of proceeds from issuance of stock under our stock plans, proceeds from issuance of debt, as well as proceeds from our public offerings of common stock.

Net cash provided by financial activities was approximately $3.8 million for the six months ended June 30, 2015 compared to approximately $56.6 million for the six months ended June 30, 2014. Cash provided by financing activities is primarily due to $8.5 million in proceeds from the exercise of stock options in connection with our stock plans partially offset by $4.3 million in repayment of debt. Net cash provided by financial activities during the six months ended June 30, 2015 changed approximately $52.8 million from the six months ended June 30, 2014 primarily due to $56.1 million in proceeds from our secondary public offering of common stock that occurred in March 2014 (net of underwriters’ discounts and commissions and offering expenses paid by us).

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

Contractual Obligations and Commitments

Except as set forth below and in Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014. On September 25, 2014, we entered into a new lease for our headquarters for approximately 84,000 square feet for a total lease commitment of $17.5 million through 2021 and lease incentives totaling $1.5 million. The Company took full possession of the building in the first quarter of fiscal 2015. On February 25, 2015, the Company signed an agreement that accelerated the termination date of the lease for its old headquarters office located in San Mateo, California from May 31, 2017 to April 30, 2015. The effectiveness of the early termination of the lease was contingent upon a third party entering into a lease agreement with the landlord for the San Mateo office space by February 28, 2015, and obtaining by March 30, 2015 the consent of the landlord’s lender to the early termination. The early termination of the lease was deemed effective on March 9, 2015 as both conditions were met. No additional lease payments were imposed by the early termination agreement and the Company’s future lease obligation ended on April 30, 2015.

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

Off-balance Sheet Arrangements

During the six months ended June 30, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, UK, Switzerland, the Netherlands and China. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $1.0 million on our historical consolidated financial statements. As of June 30, 2015, a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have had an impact of approximately $0.7 million on our condensed consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents and short-term investments of $132.7 million and $141.7 million as of June 30, 2015 and December 31, 2014, respectively. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Our short-term investments are held in commercial paper and corporate debt securities and designated as available-for-sale. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the three months ended June 30, 2015 and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of December 31, 2014, we had approximately $23.0 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease in the applicable interest rate would have had a $2.3 million impact on our annual interest expense. As of June 30, 2015, we had approximately $20.4 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease in the applicable interest rate would have had an impact of approximately $2.0 million on our annual interest expense.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of June 30, 2015, we did not have any accrued liabilities recorded for such loss contingencies.

On April 17, 2015, UrgenSync, LLC filed a complaint against us and several other companies in the United States District Court for the Eastern District of Texas, Tyler Division. In the complaint, UrgenSync alleged that RingCentral infringes U.S. patent number 8,295,802, which relates to making and/or using communication control apparatuses for emergency calls placed using VoIP. On June 18, 2015, UrgenSync voluntarily dismissed the complaint with prejudice, and on July 3, 2015, UrgenSync released all claims against the Company related to this matter.  The Company did not pay any damages or settlement amount in connection with this matter.

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

Risks Related to Our Business and Our Industry

We have incurred significant losses and negative cash flows in the past and anticipate continuing to incur losses for at least the foreseeable future, and we may therefore not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of $35.4 million for fiscal 2012, $46.1 million for fiscal 2013, $48.3 million for fiscal 2014 and $18.8 million for the six months ended June 30, 2015, and had an accumulated deficit of $196.9 million as of June 30, 2015. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

As a result of our increased expenditures, we expect to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenues may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and resellers, expand our existing customers’ user base and attract new customers;
•	our ability to introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth;
•	our ability to successfully penetrate the market for larger businesses;
•	the mix of annual and multi-year subscriptions at any given time;
•	the timing, cost and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost and capital expenditures related to the operation, maintenance and expansion of our business;
•	service outages or information security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenues and appropriately plan our expenses;
•	our ability to realize our deferred tax assets;
•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;

•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions; and
•	the impact of worldwide economic, political, industry and market conditions.

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

In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, we rely on Free Conference Call Global, LLC for some conference calling features, Zoom Video Communications for our HD video and web conferencing and screen sharing features, Layered Communications for our texting capabilities, and inContact, Inc. for our contact center capabilities. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.

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

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We also serve customers in the UK, and expect to serve customers in other European countries, from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland. In addition, RCLEC uses six third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our subscriptions. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Because our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription, even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

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

In December 2010, the Federal Communications Commission, or FCC, adopted net neutrality rules that made it more difficult for broadband Internet access service providers to block, degrade or discriminate against our customers. These rules applied to wired broadband Internet providers, but not all of the rules applied to wireless broadband service. In January 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated portions of the FCC’s net neutrality rules relating to anti-discrimination and anti-blocking. On May 15, 2014, the FCC released a Notice of Proposed Rulemaking to consider the court’s decision and what actions the FCC should take in response. On March 12, 2015, the FCC released an order reclassifying both wired and wireless broadband Internet access as a telecommunications service, subject to certain provisions of Title II of the Communications Act, including most significantly prohibiting unjust or unreasonable practices or discrimination but not regulating rates. The new rules, which went into effect on June 12, 2015, specifically prohibit broadband providers from blocking access to legal content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, application, services or non-harmful devices; and would prohibit paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. A number of companies and trade association have filed legal appeals seeking to overturn the new rules. We cannot predict whether the new rules will be overturned or vacated by legal action. If so, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

A cyber attack, information security breach or denial of service could delay or interrupt service to our customers, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our production services from interruption or damage from unauthorized entry, computer viruses or other events beyond our control. In the past, we may have been subject to communications fraud and cyber attacks by malicious actors, and denial of service, or DoS, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss. Also, our subscriptions are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown; by maintaining larger volumes of data, RingCentral may become a more attractive target for hackers and other malicious actors. Despite the implementation of security measures, our infrastructure may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. We rely on encryption and authentication technology to ensure secure transmission of and access to confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data.

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

It is critical to our business that our employees’, strategic partners’ and customers’ sensitive information remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber attack or other information security incident, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations, or increased cybersecurity protection costs that may have a material adverse effect on our business. In addition, a cybersecurity breach of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to RingCentral as described above.

We rely on third parties for some of our software development, quality assurance, operations and customer support.

We currently depend on various third parties for some of our software development efforts, quality assurance, operations and customer support services. Specifically, we outsource some of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia and Odessa, Ukraine. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these business operations. In addition, the recent political and military events in the Ukraine, including political demonstrations, the annexation of the Crimea region of Ukraine by Russia, the hostile relations between Russia and the Ukraine, and disruptions caused by Pro-Russian separatists in the Ukraine, could have an adverse impact on our third-party software development and quality assurance operations in Odessa, Ukraine. Further, the deteriorating relations between the U.S. and Russia and sanctions by the U.S. and the European Union against Russia could adversely impact our third-party software development and quality assurance operations in St. Petersburg, Russia. We have established contingency plans that could mitigate some of these risks in the event of any disruption, but there can be no guarantee that we will be successful in mitigating these risks.

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

There has been substantial litigation in the areas in which we operate regarding intellectual property rights. For instance, UrgenSync, LLC filed a complaint, since dismissed, against us and over 32 other companies claiming infringement of a patent, as disclosed in “Legal Proceedings” included in Part II, Item 1 of this report, and we have in the past been sued by other third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 64 issued U.S. patents, which expire between 2026 and 2034. We also have 53 patent applications pending examination in the U.S., and 21 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard, or PCI DSS, in the United States and Canada and we are developing a plan to become PCI DSS-compliant in the UK. If we fail to maintain compliance with current merchant standards, such as PCI DSS, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and personal identification numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and expense that we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our subscriptions are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition and ability to grow our business.

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

International Regulation

As we expand internationally, we may be subject to telecommunications, consumer protection, data protection and other laws and regulations in the foreign countries where we offer our subscriptions. Internationally, we currently offer our subscriptions in Canada and the UK.

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

We process, store, and use personal information and other data, which subjects us and our customers to a variety of evolving governmental regulation, industry standards and self-regulatory schemes, contractual obligations, and other legal obligations related to privacy and data protection, which may increase our costs, decrease adoption and use of our products and subscriptions and expose us to liability.

There are a number of federal, state, local and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Within the European Union, or EU, strict laws already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The EU model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. There are proposals to increase the maximum level of fines that EU regulators may impose to the greater of €100 million or 5% of worldwide annual sales. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. Canadian anti-span legislation, or CASL, prescribes certain rules regarding the use of electronic messages for commercial purposes that took effect on July 1, 2014. CASL also contains provisions that took effect in January 2015, imposing certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to $10 million and a private right of action, and the CRTC has begun actively enforcing the law and penalizing non-compliant organizations. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our products and subscriptions and our customers’ ability to use our products and subscriptions, and could require us to modify the features and functionality of our products and subscriptions. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and subscriptions. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

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

In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our or our customers’ businesses may place additional burdens on us and our customers, which may further reduce demand for our subscriptions and harm our business.

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

In May 2013, the FCC issued an order requiring all providers of interconnected text messaging services to provide, by September 30, 2013, an automatic bounce-back text message in situations where a consumer attempts to text message to 911 and text-to-911 is not available. We believe we are in compliance with this order. On August 13, 2014, the FCC released an order that requires providers of interconnected text messaging application, by December 31, 2014, to be capable of supporting the routing of text messages to 911 to the appropriate PSAP. Covered text messaging providers had until June 30, 2015, or six months from the date of a PSAP request, whichever is later, to implement the routing of text messages to 911 for that PSAP. We believe we are in compliance with this order.

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

To date, we have not generated significant revenues from outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries, including software development operations in Russia and China, and software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines, and we expect to grow our international revenues in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•	our ability to comply with differing technical and environmental standards, data protection and telecommunications regulations and certification requirements outside the U.S.;
•	difficulties and costs associated with staffing and managing foreign operations;
•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the need to adapt and localize our subscriptions for specific countries;
•	the need to offer customer care in various native languages;
•	reliance on third parties over which we have limited control, including TELUS, BT and other international resellers, for marketing and reselling our subscriptions;
•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
•

lower levels of adoption of credit or debit card usage for Internet related purchases by foreign customers and compliance with various foreign regulations related to credit or debit card processing and data protection requirements;

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

•

deterioration of political relations between the U.S. and other countries, particularly Russia, Ukraine, China and the Philippines; and including the possibility of a breakdown in diplomatic relations between the U.S. or the European Union and Russia or sanctions implemented by the U.S. or the European Union against Russia or vice versa, which could have a material adverse effect on our third-party software development operations in Russia; and

•

political or social unrest, economic instability, conflict or war in a specific country or region, such as the recent events in the Ukraine, including political demonstrations, the annexation of the Crimea region of Ukraine by Russia, the hostile relations between Russia and the Ukraine, and disruptions caused by Pro-Russian separatists in the Ukraine, which could have an adverse impact on our third-party software development and quality assurance operations there.

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

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our recent acquisition of Glip, Inc. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price.

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

Prior to March 2012, we did not collect or remit U.S. state or municipal sales, use, excise, utility user and ad valorem taxes, fees or surcharges on the charges to our customers for our subscriptions or goods, except that we have historically complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. For periods prior to 2012, with limited exception, we believe that we were generally not subject to taxes, fees, or surcharges imposed by other U.S. state and municipal jurisdictions or that such taxes, fees, or surcharges did not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees and surcharges for sales made over the Internet. Therefore, taxing authorities may challenge our position and may decide to audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers.

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

Finally, the application of other indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area. In November 2007, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet. Since then it has been extended several times, with the current continuing resolution extending it until October, 2015. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new, or future laws, whether in the U.S. or internationally, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, management has issued a report concluding our internal control over financial reporting was effective as of December 31, 2014. Our independent registered public accounting firm, KPMG LLP, was not required to and has not issued an attestation report as of December 31, 2014 due to a transition period established by the rules of the SEC for newly public companies under the JOBS Act. While management concluded internal control over financial reporting was effective as of December 31, 2014, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the Securities and Exchange Commission, or the SEC.

As of June 30, 2015, the aggregate market value of our common stock that was held by non-affiliates exceeded $700 million; therefore, we will cease to be an “emerging growth company” as of December 31, 2015. Accordingly, beginning in 2016, we will be required to disclose changes made in our internal control and procedures on a quarterly basis, and our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 commencing with the year ended December 31, 2015. At such time, our independent registered public accounting firm may issue a report that may be adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

As of June 30, 2015, the aggregate market value of our common stock that was held by non-affiliates exceeded $700 million; therefore, we will cease to be an “emerging growth company” as of December 31, 2015. As a result, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, to include increased disclosure regarding executive compensation in our periodic reports and proxy statements, and to hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved by the stockholders. We may incur increasing expenses and devote substantial management efforts toward ensuring compliance with these requirements once we cease to be an emerging growth company in 2016.

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

We are currently an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are currently an “emerging growth company,” as defined in the JOBS Act, and through the end of 2015 we will take advantage of certain exemptions from various reporting requirements that apply to other public companies that are “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of this extended transition period, and as a result, we are complying with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies, notwithstanding that we will remain an emerging growth company through December 31, 2015. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 72% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our pre-offering stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sale of Unregistered Securities

On June 2, 2015, we completed the acquisition of a privately-held company, pursuant to which we issued 223,190 shares of our Class A common stock to stockholders of the acquired entity as part of the transaction consideration. No underwriters were involved in the foregoing sales of securities. The issuance of such shares was deemed to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering or Regulation S of the Securities Act.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Second Amended and Restated Certificate of Incorporation of RingCentral, Inc.	8-K (001-36089)	3.1	June 1, 2015
10.1	Amendment, dated July 24, 2015, to Offer Letter by and between the Company and Clyde Hosein, dated August 7, 2013	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

RingCentral, Inc.
Date: August 5, 2015	By:	/s/ Clyde Hosein
Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)