Form 10-Q
period 2015-09-30
RingCentral Inc
filed 2015-11-06
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 1, 2015, there were 56,786,478 shares of Class A Common Stock issued and outstanding and 14,159,413 shares of Class B Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be significantly different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be significantly different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ significantly from those anticipated in these forward looking statements, even if new information becomes available in the future.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$130,004	$113,182
Short-term investments	2,307	28,479
Accounts receivable, net	15,187	7,651
Inventory	2,287	1,710
Prepaid expenses and other current assets	12,749	8,767
Total current assets	162,534	159,789
Property and equipment, net	29,084	25,527
Goodwill	9,393	—
Acquired intangibles, net	3,522	—
Other assets	2,681	3,021
Total assets	$207,214	$188,337
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,162	$4,181
Accrued liabilities	37,391	29,236
Current portion of capital lease obligation	262	509
Current portion of long-term debt	3,750	16,764
Deferred revenue	34,286	25,586
Total current liabilities	79,851	76,276
Long-term debt	15,778	7,813
Sales tax liability	3,887	3,953
Capital lease obligation	273	535
Other long-term liabilities	4,540	3,255
Total liabilities	104,329	91,832

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock	7	7
Additional paid-in capital	306,045	274,844
Accumulated other comprehensive income (loss)	86	(251)
Accumulated deficit	(203,253)	(178,095)
Total stockholders' equity	102,885	96,505
Total liabilities and stockholders' equity	$207,214	$188,337

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Subscriptions	$70,321	$51,951	$194,713	$143,668
Product	6,459	4,993	18,076	14,325
Total revenues	76,780	56,944	212,789	157,993
Cost of revenues:
Subscriptions	17,084	14,799	49,503	43,305
Product	5,249	4,606	14,906	13,546
Total cost of revenues	22,333	19,405	64,409	56,851
Gross profit	54,447	37,539	148,380	101,142
Operating expenses:
Research and development	13,475	11,931	37,612	32,478
Sales and marketing	34,878	26,697	101,473	76,342
General and administrative	11,922	9,725	34,231	28,184
Total operating expenses	60,275	48,353	173,316	137,004
Loss from operations	(5,828)	(10,814)	(24,936)	(35,862)
Other income (expense), net:
Interest expense	(245)	(505)	(927)	(1,582)
Other income (expense), net	(319)	(648)	(637)	(592)
Other income (expense), net	(564)	(1,153)	(1,564)	(2,174)
Loss before provision (benefit) for income taxes	(6,392)	(11,967)	(26,500)	(38,036)
Provision (benefit) for income taxes	(56)	19	(1,342)	184
Net loss	$(6,336)	$(11,986)	$(25,158)	$(38,220)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.18)	$(0.36)	$(0.58)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	70,580	67,800	69,614	66,313

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(6,336)	$(11,986)	$(25,158)	$(38,220)
Other comprehensive gain/(loss):
Foreign currency translation adjustments, net	159	387	146	57
Change in unrealized gain (loss) on available-for-sale securities	94	(34)	190	(34)
Comprehensive loss	$(6,083)	$(11,633)	$(24,822)	$(38,197)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(25,158)	$(38,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,935	7,409
Share-based compensation	15,790	11,306
Tax benefit from release of valuation allowance	(1,411)	—
Non-cash interest expense related to debt	156	194
Net accretion of discount and amortization of premium on available-for-sale securities	602	—
Allowance for doubtful accounts	152	—
Loss on disposal of assets	131	24
Change in fair value of purchase consideration	89	—
Deferred income tax	5	82
Changes in assets and liabilities:
Accounts receivable	(7,688)	(4,398)
Inventory	(577)	100
Prepaid expenses and other current assets	(3,907)	(3,155)
Other assets	488	(1,109)
Accounts payable	(61)	1,078
Accrued liabilities	4,758	11,318
Deferred revenue	8,700	6,863
Other liabilities	204	1,400
Net cash provided by (used in) operating activities	2,208	(7,108)
Cash flows from investing activities:
Proceeds from the maturity of available-for-sale securities	25,760	—
Purchases of available-for-sale securities	—	(28,696)
Purchases of property and equipment	(11,106)	(14,522)
Cash paid for business combination, net of cash acquired	(4,670)	—
Capitalized internal-use software	(1,836)	(647)
Proceeds from restricted investments	100	—
Net cash provided by (used in) investing activities	8,248	(43,865)
Cash flows from financing activities:
Net proceeds from secondary public offering of common stock	—	57,167
Payment of offering costs	—	(1,219)
Proceeds from issuance of stock in connection with stock plans	12,040	7,052
Repayment of debt	(5,205)	(7,182)
Repayment of capital lease obligations	(509)	(509)
Taxes paid related to net share settlement of equity awards	(105)	(42)
Net cash provided by financing activities	6,221	55,267
Effect of exchange rate changes on cash and cash equivalents	145	19
Net increase in cash and cash equivalents	16,822	4,313
Cash and cash equivalents:
Beginning of period	113,182	116,378
End of period	$130,004	$120,691
Supplemental disclosure of cash flow data:
Cash paid for interest	$1,697	$956
Cash paid for income taxes	71	82
Noncash investing and financing activities:
Issuance of common stock for business combination	$3,447	—
Equipment purchased and unpaid at period end	1,617	1,095
Change in unrealized gain (loss) on available-for-sale securities	190	(34)
Change in liability for unvested exercised options	28	37
Equipment acquired under capital lease	—	1,149

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2014 included in the Company’s fiscal 2014 Annual Report on Form 10-K. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, accounts receivable, the allowance for doubtful accounts, inventory and inventory reserves, the allocation of the value of purchase consideration for business acquisitions, goodwill, intangible assets, share-based compensation, deferred revenue, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new guidance simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The acquirer is also required to record in the reporting period in which the adjustments are determined, the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. The new guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Therefore this guidance will impact future measurement period adjustments, if any, beginning in fiscal year 2016.

Note 2. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Cash	$13,195	$12,800
Money market funds	116,809	100,382
Total cash and cash equivalents	$130,004	$113,182

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accounts receivable	$11,765	$5,935
Unbilled accounts receivable	3,677	1,841
Allowance for doubtful accounts	(255)	(125)
Accounts receivable, net	$15,187	$7,651

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Computer hardware and software	$49,188	$43,805
Internal-use software development costs	7,171	5,335
Furniture and fixtures	3,464	2,020
Leasehold improvements	2,413	2,870
Total property and equipment	62,236	54,030
Less: accumulated depreciation and amortization	(33,152)	(28,503)
Property and equipment, net	$29,084	$25,527

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued compensation and benefits	$10,891	$7,596
Accrued sales, use and telecom related taxes	5,863	5,277
Other accrued expenses	20,637	16,363
Total accrued liabilities	$37,391	$29,236

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 1:	Observable inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities.
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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$116,835	$115,539	$1,296	$—
Short-term investments:
Corporate debt securities	$2,307	$2,307	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

	Balance at
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$100,570	$94,274	$6,296	$—
Short-term investments:
Corporate debt securities	$26,481	$26,481	$—	$—
Commercial paper	$1,998	$—	$1,998	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

At September 30, 2015, all short-term investments were designated as available-for-sale and reported at fair value based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss. The Company classifies all highly liquid instruments with an original maturity on the date of purchase of three months or less as cash and cash equivalents. The Company classifies available-for-sale securities that have a maturity date longer than three months as short-term investments, including those investments with a maturity date of longer than one year that are highly liquid These short-term investments may be sold at any time for use in current operations or for other purposes, such as consideration for business acquisitions, even if they have not yet reached maturity. As a result, all of our short-term investments held at September 30, 2015 were classified as current assets in the accompanying condensed consolidated balance sheet.

At September 30, 2015, available-for-sale securities consisted of the following (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$2,333	$—	$(26)	$2,307
Total	$2,333	$—	$(26)	$2,307

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2015. The Company expects to receive the full principal and interest on all of these short-term investments.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The expected maturities of our short-term investments in available-for-sale securities at September 30, 2015 are shown below (in thousands):

Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Due in less than one year	$2,333	$2,307
Total	$2,333	$2,307

The Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, are carried at cost which approximates fair value due to the relatively short maturity of those instruments.

At December 31, 2014 and September 30, 2015, the Company estimated the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The estimated fair value of the Company’s current and non-current debt obligations was $25,671,000 at December 31, 2014, compared to its carrying amount of $24,577,000 at that date. The estimated fair value of the Company’s current and non-current debt obligations was $20,012,000 at September 30, 2015, compared to its carrying amount of $19,528,000 at that date. If the debt was measured at fair value in the condensed consolidated balance sheets, the Company’s current and non-current debt would be classified in Level 2 of the fair value hierarchy.

Note 4. Business Combinations

On June 4, 2015, the Company acquired Glip, Inc. (“Glip”), a cloud messaging and collaboration company based in Boca Raton, Florida. Glip is a provider of team messaging services, integrated with project management, group calendars, notes, annotations, and file sharing. Glip also includes integrations with a number of third party business solutions. The objective of the acquisition is to extend our platform by adding team messaging and collaboration services such as calendar, project management, and document sharing. The consideration for this acquisition, net of cash acquired and including the fair value of contingent consideration payable in cash upon achievement of certain earn out milestones and the fair value of common stock issuable to the sellers, was $11,906,000. Under the terms of the acquisition, the Company may also pay up to $2,000,000 in payments at the end of a two-year period to certain Glip employees, who continue to be employees of the Company, which are accounted for as a post-combination expense.

The consideration exchanged consisted of the following (in thousands):

Cash, net of cash acquired	$4,670
Common stock issued (223,190 shares)	3,447
Holdback based on standard representations and warranties	1,500
Total initial consideration	9,617
Milestone based earn out (after valuation adjustment)	2,289
Total consideration	$11,906

The $3,447,000 fair value of the 223,190 unregistered common shares issued as part of the consideration paid for Glip ($3,830,000 before a $383,000 discount due to a 6-month restriction of resale as a result of SEC Rule 144 for issuance of unregistered shares) was determined on the basis of the five day weighted closing market price of the Company’s common shares preceding the acquisition date. We determined the initial fair value of the milestone based earn out liability of $2,289,000 using various estimates, including probabilities of success and discount rates. Based on the completion of milestones for the quarter ended September 30, 2015 and the estimated probability of completing of the remaining milestones, the estimated fair value of the milestone based earn out liability is $2,378,000 at September 30, 2015 and is classified as a current and non-current liability in the condensed consolidated balance sheet. At September 30, 2015, the contingent payment liability is $1,940,000 and classified as a non-current liability in the condensed consolidated balance sheet.

The following table summarizes the fair value of assets acquired as of the date of acquisition (in thousands):

Cash and cash equivalents	$74
Acquired intangible assets	3,850
Goodwill	7,982
Net assets acquired	$11,906

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has included the financial results of Glip in the condensed consolidated statements of operations from the date of acquisition.

The following table sets forth the fair value components of identifiable acquired intangible assets (in thousands) and their estimated useful lives (in years) as of the date of acquisition:

	Fair Value	Estimated Useful Life
Customer relationships	$840	2 years
Developed technology	3,010	5 years
Total identifiable acquired intangible assets subject to amortization	$3,850

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

The weighted-average amortization periods for customer relationships and developed technology are approximately 1.7 years and 4.7 years, respectively.

Acquired intangible assets as of September 30, 2015 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	$840	$135	$705
Developed technology	3,010	193	2,817
Total acquired intangible assets	$3,850	$328	$3,522

Amortization expense from acquired intangible assets for the three and nine months ended September 30, 2015 was $256,000 and $328,000, respectively. Amortization of developed technology is included in research and development expenses and amortization of customer relationships is included in sales and marketing expenses in the condensed consolidated statements of operations.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2015 - remaining period	$256
2016	1,022
2017	782
2018	602
2019	602
Thereafter	258
Total estimated amortization expense	$3,522

Note 5. Debt

As of September 30, 2015, the Company’s debt is comprised of borrowings under the Third Amended and Restated Loan and Security Agreement dated March 30, 2015 (the “SVB Agreement”), as amended, with Silicon Valley Bank (“SVB”).

SVB Loan Agreement

Under the SVB Agreement, at September 30, 2015, the Company has one outstanding growth capital term loan (i.e., “the 2013 term loan”) and a revolving line of credit. The Company borrowed an additional growth capital loan in March 2012 (the “2012 term loan”) that matured in March 2015 and was repaid in full.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The 2013 term loan was borrowed on December 31, 2013 with a principal amount of $15,000,000, which is being repaid in 48 equal monthly installments of principal, plus accrued and unpaid interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at September 30, 2015, the current interest rate is 4.0%. As of September 30, 2015, the outstanding principal balance of the 2013 term loan was $8,750,000. $5,000,000 of the remaining principal balance is classified as non-current liabilities in the accompanying condensed consolidated balance sheet as this portion of the remaining principal balance is due beyond September 30, 2016.

The revolving line of credit provides for a maximum borrowing of up to $15,000,000 in principal amount, subject to limits based on recurring subscription revenue amounts as defined in the SVB Agreement. The recurring subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at September 30, 2015, the current interest rate is 3.5%. On August 11, 2015, the Company amended the terms of the SVB Agreement extending the maturity of the revolving line of credit from August 13, 2015 to August 14, 2017. The outstanding principal balance is classified as non-current liabilities in the condensed consolidated balance sheet as the principal balance is due beyond September 30, 2016. As of September 30, 2015, the outstanding principal balance and the available borrowing capacity of the line of credit were $10,778,000 and $4,222,000, respectively.

The Company has pledged substantially all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB Agreement. The SVB Agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Agreement, as amended, also contains customary affirmative covenants, as well as financial covenants that require the Company to (i) maintain minimum cash balances of $10,000,000, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On March 30, 2015, the Company adjusted certain financial covenants to expand its ability to invest in certain foreign subsidiaries and property and equipment. The Company was in compliance with all covenants under its credit agreement with SVB as of September 30, 2015.

Note 6. Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. On September 25, 2014, the Company entered into a new lease for its headquarters in Belmont, California for a total lease commitment of $17,497,000 through 2021 and lease incentives totaling $1,486,000. The Company took full possession of the building in the first quarter of fiscal 2015.

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

Minimum Third Party Network Service Provider Commitments

On August 14, 2015, the Company amended its contract with a third-party network service provider containing a two year minimum commitment of approximately $170,000 a month. The commitment requires us to pay the higher of (i) our actual invoice or (ii) the monthly commitment amount.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Sales Tax Liability

During 2010 and 2011, the Company increased its sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in the state. Prior to 2012, the Company did not collect sales taxes from customers on sales in all states. In March 2012, the Company commenced collecting and remitting sales taxes on sales in all states so a loss contingency related to sales taxes exists for sales and marketing activities in 2010, 2011, and the first two months of 2012 ended February 29, 2012. As of September 30, 2015 and December 31, 2014, the Company had a balance for a long-term sales tax liability of $3,887,000 and $3,953,000, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

A current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $4,997,000 and $4,178,000, is included in accrued liabilities as of September 30, 2015 and December 31, 2014, respectively.

Legal Matters

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Except for the sales tax liability matter discussed above, the Company did not have any accrued liabilities recorded for such loss contingencies as of September 30, 2015 and December 31, 2014. Legal fees are expensed in the period in which they are incurred.

Note 7. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenues	$535	$330	$1,468	$974
Research and development	1,351	926	3,745	2,426
Sales and marketing	1,797	1,396	5,333	3,661
General and administrative	2,069	1,546	5,244	4,245
Total share-based compensation expense	$5,752	$4,198	$15,790	$11,306

A summary of share-based compensation expense by award type follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Options	$2,744	$2,740	$8,357	$7,812
Employee stock purchase plan rights	287	273	854	1,203
Restricted stock units	2,721	1,185	6,579	2,291
Total share-based compensation expense	$5,752	$4,198	$15,790	$11,306

As of September 30, 2015 and December 31, 2014, there was approximately $21,799,000 and $20,069,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.6 years and 2.4 years, respectively.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Equity Incentive Plans

As of September 30, 2015 a total of 7,997,000 shares remained available for grant under the 2013 Plan. A summary of option activity under all of the Company’s equity incentive plans at September 30, 2015 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2014	9,158	$8.23	7.2	$61,367
Granted	1,853	16.30
Exercised	(1,556)	6.57
Canceled/Forfeited	(651)	11.40
Outstanding at September 30, 2015	8,804	$9.99	6.4	$72,267
Vested and expected to vest as of September 30, 2015	8,698	$9.97	6.4	$71,556
Exercisable as of September 30, 2015	5,036	$7.03	6.2	$56,196

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average grant date fair value per share	$7.48	$5.56	$6.76	$6.42
Total intrinsic value of options exercised	$7,135	$3,944	$16,964	$26,429

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate and dividend yield. The weighted-average assumptions used in the option pricing models in the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term for employees (in years)	4.7	4.6	4.8	4.4
Expected term for non-employees (in years)	7.0	7.0	7.0	7.0
Risk-free interest rate	1.51%	1.56%	1.22%	1.38%
Expected volatility	47%	47%	48%	48%
Expected dividend rate	0%	0%	0%	0%

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Class A common stock at a discount through payroll deductions of up to the lesser of 15% of their eligible compensation or the IRS allowable limit per calendar year, . A participant may purchase a maximum of 3,000 shares during an offering period. The offering period starts on the first trading day on or after May 11th and November 11th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 90% of the fair value of the Company’s common stock at the beginning of the six month offering period, and (ii) 90% of the fair value of the Company’s common stock at the end of the six month offering period. As of September 30, 2015, there was a total of $131,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At September 30, 2015, a total of 2,024,000 shares were available for issuance under the ESPP.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units

For the nine months ended September 30, 2015, we issued 1,089,000 restricted stock units of Class A common stock under the 2013 Plan with a weighted average grant date fair value of $17.33 per share. As of September 30, 2015, there was a total of $90,883,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.1 years.

Note 8. Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenue is from the United States during the three and nine months ended September 30, 2015 and 2014. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. At September 30, 2015 and December 31, 2014, more than 86% and 87% of the Company’s property and equipment was located in the United States, with no single country outside the United States representing more than 10% of property and equipment.

Note 9. Income Taxes

The Provision (benefit) for income taxes for the three and nine months ended September 30, 2015 and 2014, was ($56,000), $19,000, ($1,342,000), and $184,000, respectively. The provision for income taxes during the three and nine months ended September 30, 2015 and 2014 consisted primarily of state minimum taxes, and foreign income taxes. Due to the Glip acquisition, a deferred tax liability was established for the book-tax basis difference related to identifiable acquired intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax asset and as a result, we released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $1,411,000 for the three months ended June 30, 2015.

For the three and nine months ended September 30, 2015 and 2014, the provision for income taxes differed from the U.S federal statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and the majority of foreign net deferred tax assets.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of September 30, 2015 and December 31, 2014. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and nine months ended September 30, 2015, there have been no significant changes to the total amount of unrecognized tax benefits.

Note 10. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options and restricted stock units, to the extent they are dilutive. For the three and nine months ended September 30, 2015 and 2014, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
Net loss	$(6,336)	$(11,986)	$(25,158)	$(38,220)
Denominator
Weighted-average common shares for basic and diluted net loss per share	70,580	67,800	69,614	66,313
Basic and diluted net loss per share	$(0.09)	$(0.18)	$(0.36)	$(0.58)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Shares of common stock subject to repurchase	5	18	5	18
Shares of common stock issuable under equity incentive awards outstanding	11,037	10,284	11,037	10,284
Potential common shares excluded from diluted net loss per share	11,042	10,302	11,042	10,302

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on February 27, 2015 under the Securities Act of 1934, as amended (the “Securities Act”) with the SEC. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

We currently offer five products: RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and Glip by RingCentral. RingCentral Office is our flagship product, which we sell in three editions: Standard, Premium and Enterprise. Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, business analytics and reporting, conferencing capabilities, and integration with other cloud-based business applications such as Box, Dropbox, Google for Work and Microsoft Office 365. Our Premium and Enterprise Editions include the Standard Edition functionality together with additional software integrations with other cloud-based business applications such as Salesforce CRM, Zendesk and Desk.com, high-definition voice, more advanced call routing for our larger customers, and automatic call recording. All editions are feature rich, but vary in the number of included toll-free minutes, number of concurrent conferencing meeting attendees, and by some of the various integrations with third-party business applications. We also offer RingCentral Professional, primarily an inbound call management tool for mobile professionals, and RingCentral Fax, an online fax subscription that permits sending and receiving faxes over the internet. In addition, we offer RingCentral Contact Center, a solution powered by inContact, which gives contact center agents the ability to engage their customers through multiple channels including voice, email, and chat along with easy administration and real-time reporting.

In June 2015, RingCentral acquired Glip, a team messaging and collaboration company, which provides a solution for team messaging, task management, group calendars, notes, file sharing, and integrations with a number of third party business applications. We recently integrated Glip with RingCentral Office delivering an integrated cloud business communications and team collaboration solution. For example, employees can send a message, assign a task, schedule an event, share a file, collaborate on a project, and make a call or schedule a conference – from one easy to use mobile, web, or desktop app—versus toggling between multiple single-point applications to get work done.

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

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card. However, as the number of larger RingCentral Office customers grows, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. We also expect our level of prepayments by larger customers to increase, accordingly our level of deferred revenue may increase. For the three and nine months ended September 30, 2015 and 2014, consistent with our recent prior periods, subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues is primarily comprised of product revenues from the sale of pre-configured office phones. We do not develop, manufacturer, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers. We are seeing a shift in customer behavior choosing to use our leading smart phone app versus the physical phones.

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

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average subscription revenues per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of users per customer generally correlates closely to the number of employees within a customer account. As of September 30, 2015, we had customers from industries including advertising, finance, healthcare, legal services, non-profit organizations, real estate, retail and technology, and ranging in size from businesses with fewer than 10 to more than 1,500 RingCentral users. In October of 2013, we launched our United Kingdom operations, however for the three and nine months ended September 30, 2015 and 2014, 98% of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the United Kingdom and beyond.

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

We have experienced significant growth in recent periods, with total revenues of $114.5 million, $160.5 million and $219.9 million in 2012, 2013 and 2014, respectively, generating year-over-year increases of 40% and 37%, respectively. We have continued to make significant expenditures and investments, including those in research and development, infrastructure and operations and incurred net losses of $35.4 million, $46.1 million and $48.3 million, in 2012, 2013 and 2014, respectively. For the three months ended September 30, 2015 and 2014, our total revenues were $76.8 million and $56.9 million, respectively, representing a year-over-year increase of 35%. For the nine months ended September 30, 2015 and 2014, our total revenues were $212.8 million and $158.0 million, respectively, representing a year-over-year increase of 35%. For the three months ended September 30, 2015 and 2014, our net loss was $6.3 million and $12.0 million, respectively, and for the nine months ended September 30, 2015 and 2014, our net loss was $25.2 million and $38.2 million, respectively.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (ARR) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions in effect at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2015 were $24.8 million. As such, our Annualized Exit Monthly Recurring Subscriptions at September 30, 2015 were $297.5 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (Office ARR) in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at September 30, 2015 were $227.7 million.

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

Our key business metrics for the five quarterly periods ended September 30, 2015 were as follows (dollars in millions):

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$297.5	$274.6	$253.7	$237.5	$219.8
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$227.7	$205.4	$185.4	$170.5	$153.7

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

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Subscriptions	$70,321	$51,951	$194,713	$143,668
Product	6,459	4,993	18,076	14,325
Total revenues	76,780	56,944	212,789	157,993
Cost of revenues:
Subscriptions	17,084	14,799	49,503	43,305
Product	5,249	4,606	14,906	13,546
Total cost of revenues	22,333	19,405	64,409	56,851
Gross profit	54,447	37,539	148,380	101,142
Operating expenses:
Research and development	13,475	11,931	37,612	32,478
Sales and marketing	34,878	26,697	101,473	76,342
General and administrative	11,922	9,725	34,231	28,184
Total operating expenses	60,275	48,353	173,316	137,004
Loss from operations	(5,828)	(10,814)	(24,936)	(35,862)
Other income (expense), net:
Interest expense	(245)	(505)	(927)	(1,582)
Other income (expense), net	(319)	(648)	(637)	(592)
Other income (expense), net	(564)	(1,153)	(1,564)	(2,174)
Loss before provision (benefit) for income taxes	(6,392)	(11,967)	(26,500)	(38,036)
Provision (benefit) for income taxes	(56)	19	(1,342)	184
Net loss	$(6,336)	$(11,986)	$(25,158)	$(38,220)

Percentage of Total Revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Subscriptions	92%	91%	92%	91%
Product	8	9	8	9
Total revenues	100	100	100	100
Cost of revenues:
Subscriptions	22	26	23	27
Product	7	8	7	9
Total cost of revenues	29	34	30	36
Gross margin	71	66	70	64
Operating expenses:
Research and development	18	21	18	21
Sales and marketing	45	47	48	48
General and administrative	16	17	16	18
Total operating expenses	79	85	82	87
Loss from operations	(8)	(19)	(12)	(23)
Other income (expense), net:
Interest expense	—	(1)	—	(1)
Other income (expense), net	—	(1)	—	—
Other income (expense), net	—	(2)	—	(1)
Loss before provision (benefit) for income taxes	(8)	(21)	(12)	(24)
Provision (benefit) for income taxes	—	—	(1)	—
Net loss	(8)%	(21)%	(11)%	(24)%

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014:

Revenues

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues:
Subscriptions	$70,321	$51,951	$18,370	35%	$194,713	$143,668	$51,045	36%
Product	6,459	4,993	1,466	29%	18,076	14,325	3,751	26%
Total revenues	$76,780	$56,944	$19,836	35%	$212,789	$157,993	$54,796	35%
Percentage of revenues:
Subscriptions	92%	91%			92%	91%
Product	8	9			8	9
Total	100%	100%			100%	100%

Subscriptions revenues increased by $18.4 million or 35% and $51.0 million or 36% for the three and nine months ended September 30, 2015, respectively, compared to the respective periods of the prior year primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year, which carry a higher monthly subscription rate versus our other product offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers made a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varied significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures of 31% and 33% for the three and nine months ended September 30, 2015, respectively, compared to the respective periods of the prior year, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our products.

Product revenues increased by $1.5 million or 29% and $3.8 million or 26% for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year primarily due to increased phone sales driven by the growth of new customers of RingCentral Office, to whom we sell more phones compared to customers that purchase our other product offerings.

Cost of Revenues and Gross Margin

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues:
Subscriptions	$17,084	$14,799	$2,285	15%	$49,503	$43,305	$6,198	14%
Product	5,249	4,606	643	14%	14,906	13,546	1,360	10%
Total cost of revenues	$22,333	$19,405	$2,928	15%	$64,409	$56,851	$7,558	13%
Gross margins:
Subscriptions	76%	72%			75%	70%
Product	19%	8%			18%	5%
Gross margin %	71%	66%			70%	64%

Cost of subscriptions revenues increased for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year primarily due to increases in personnel costs of $1.7 million and $4.7 million, including increased share-based compensation expenses of $0.2 million and $0.5 million, respectively. Cost of subscriptions revenues for the nine months ended September 30, 2015 compared to the respective period of the prior year also increased due to an increase of $0.7 million in depreciation expense. The higher personnel costs for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year were primarily due to a 21% and 7% increase in ending average headcount, respectively. The increases in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our product offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our customer base.

Cost of product revenues increased for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year due to an increase in phone sales, which was primarily driven by the growth in new RingCentral Office customers. Phone sales for the three and nine months ended September 30, 2015 increased by 29% and 26% compared to the respective periods of the prior year.

Our gross margin was 71% and 70% for the three and nine months ended September 30, 2015, respectively, and 66% and 64% for the three and nine months ended September 30, 2014, respectively. The improvement in subscription gross margin, period over period, was primarily due to a reduction in per usage fees that we paid to third-party telecommunications service providers as a result of increased call traffic and economies of scale obtained in our infrastructure. The improvement in product gross margin was primarily due to continued improvement in inventory management and less frequent discounting of phones.

Research and Development

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$13,475	$11,931	$1,544	13%	$37,612	$32,478	$5,134	16%
Percentage of total revenues	18%	21%			18%	21%

Research and development expenses increased for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year primarily due to increases in personnel costs of $0.8 million and $3.3 million, respectively, including increased share-based compensation expenses of $0.4 million and $1.3 million, respectively; increases of $0.1 million and $0.2 million in amortization expense related to acquired intangible assets, respectively; and increases of $0.2 million and $0.3 million in accrued GLIP employee retention related expenses, respectively. The higher personnel costs for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year were primarily due to 8% and 17% increases in ending average headcount, respectively. The increases in research and development headcount were in support of the development of additional software development projects for our cloud-based and mobile applications.

We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in future software development projects for our cloud-based and mobile applications.

Sales and Marketing

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing	$34,878	$26,697	$8,181	31%	$101,473	$76,342	$25,131	33%
Percentage of total revenues	45%	47%			48%	48%

Sales and marketing expenses increased for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year primarily due to increases in personnel costs of $3.8 million and $12.0 million, respectively, including higher share-based compensation expenses of $0.4 million and $1.7 million, respectively; and increases in other sales and marketing related activities of $3.5 million and $10.4 million, respectively. The higher personnel costs for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year were primarily due to 17% and 19% increases in ending average headcount, respectively. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. The increases in other sales and marketing related activities for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year relate primarily to increases in third-party sales commissions of $1.6 million and $4.4 million, respectively and increases in internet advertising costs of $1.3 million and $4.7 million, respectively. The increases in sales and marketing headcount and other expense categories described herein were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and United Kingdom markets.

We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, the United Kingdom and other markets.

General and Administrative

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative	$11,922	$9,725	$2,197	23%	$34,231	$28,184	$6,047	21%
Percentage of total revenue	16%	17%			16%	18%

General and administrative expenses increased for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year primarily due to increases in personnel costs of $1.4 million and $2.8 million, respectively, including share-based compensation expenses of $0.5 million and $1.0 million, respectively as well as higher software license and subscription fees and depreciation. The higher personnel costs for the three and nine months ended September 30, 2015 compared to the respective periods of the prior year were primarily due to 5% and 11% increases in ending average headcount, respectively. The increase in headcount is a result of our operations as a public company, including costs incurred to comply with the rules and regulations applicable to companies listed on a national securities exchange and compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as the need to support a larger company as we continue to grow.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Other Income and Expense, net

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other income (expense), net:
Interest expense	$(245)	$(505)	$(260)	(51)%	$(927)	$(1,582)	$(655)	(41)%
Other income (expense), net	$(319)	$(648)	$(329)	(51)%	$(637)	$(592)	$45	8%

Other income (expense), net for the three and nine months ended September 30, 2015 decreased compared to the respective periods of the prior year primarily due to lower interest expense and lower foreign currency exchange losses. The lower interest expense is a result of lower debt balances from the respective period of the prior year.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, we had $132.3 million and $141.7 million, respectively, of cash and cash equivalents and short-term investments. To date, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. We believe that our operations along with existing liquidity sources and available borrowings under our SVB Agreement will satisfy our cash requirements for at least the next 12 months.

A majority of our customers are on 30-day subscription periods and billed at the beginning of each subscription period via credit card. Some of our customers enter into subscription periods longer than 30 days. A small number of our customers are invoiced net 30 days. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of September 30, 2015 and December 31, 2014, we had deferred revenue of $34.3 million and $25.6 million, respectively. We will recognize this deferred revenue when all of the revenue recognition criteria are met within the next 12 months.

As of September 30, 2015, the carrying value of our debt totaled $19.5 million. The balance consists of $8.7 million in the 2013 term loan and $10.8 million under a revolving line of credit, each pursuant to the SVB Agreement with SVB. As of September 30, 2015, the available borrowing capacity of the line of credit was $4.2 million. The Company has pledged substantially all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB Agreement. The SVB Agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Agreement, as amended, also contains customary affirmative covenants, as well as financial covenants that require the Company to (i) maintain minimum cash balances of $10,000,000, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On August 11, 2015, the Company amended the terms of the SVB Agreement extending the maturity of the revolving line of credit from August 13, 2015 to August 14, 2017.  The Company was in compliance with all covenants under its credit agreement with SVB as of September 30, 2015.

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$2,208	$(7,108)
Net cash provided by (used in) investing activities	8,248	(43,865)
Net cash provided by financing activities	6,221	55,267
Effect of exchange rate changes	145	19
Net increase in cash and cash equivalents	$16,822	$4,313

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

Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 2015 compared to a use of cash of $7.1 million for the nine months ended September 30, 2014. Cash used in operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, share-based compensation, and the non-cash interest expense related to debt; and changes in other working capital accounts.

Net cash provided by operating activities for the nine months ended September 30, 2015 was primarily due to funding a $25.2 million net loss, a $1.4 million non-cash benefit item, a $7.7 million increase in accounts receivable, and a $3.9 million increase in prepaid expenses and other current assets. Due to the Glip acquisition, a deferred tax liability was established for the book-tax basis difference related to acquired intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax asset and as a result, we released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $1.4 million for the nine months ended September 30, 2015. These uses of cash were offset by $26.9 million in non-cash expense items, including depreciation and amortization and share based compensation expenses and a net $13.5 million change in other working capital accounts. The changes in accounts payable and accrued liabilities result primarily from the timing of payments to our vendors and the growth of our business. The net loss and non-cash expense items reflect the investments we have made in our business and infrastructure to support expected future growth. The higher deferred revenue, higher inventory and higher accounts receivable balances reflect the overall growth in our business with larger customers and resellers.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of capital expenditures to purchase equipment and develop internal-use software necessary to support our data center facilities and our network and other operations and proceeds from the maturity of available-for-sale securities.

Net cash provided by investing activities was approximately $8.2 million for the nine months ended September 30, 2015 compared to a use of cash of approximately $43.9 million for the nine months ended September 30, 2014. Cash provided by investing activities is primarily due to $25.8 million in proceeds from the maturity of available-for-sale securities partially offset by $12.9 million in purchases of property and equipment and capitalized internal-use software and $4.7 million paid in the acquisition of Glip. Additional investments in capital equipment are necessary to support additional capacity in our platform to support our increasing customer base, as well to support the increase in headcount levels in all functions of our business.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of proceeds from issuance of stock under our stock plans, proceeds from borrowings under the SVB Agreement.

Net cash provided by financial activities was approximately $6.2 million for the nine months ended September 30, 2015 compared to approximately $55.3 million for the nine months ended September 30, 2014. Cash provided by financing activities is primarily due to $12.0 million in proceeds from the exercise of stock options in connection with our stock plans partially offset by $5.2 million in repayment of debt. Net cash provided by financial activities during the nine months ended September 30, 2015 changed approximately $49.0 million from the nine months ended September 30, 2014 primarily due to $56.0 million in proceeds from our secondary public offering of common stock that occurred in March 2014 (net of underwriters’ discounts and commissions and offering expenses paid by us).

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

Contractual Obligations and Commitments

Except as set forth below and in Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014.

Contingencies

There has been and may be in the future substantial litigation in the areas in which we operate regarding intellectual property rights, including third parties claiming patent infringement. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a significant impact on our results of operations, financial position, and cash flows.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, UK, Switzerland, the Netherlands and China. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. As of December 31, 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $1.0 million on our historical consolidated financial statements. As of September 30, 2015, a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have had an impact of approximately $3.2 million on our condensed consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents and short-term investments of $132.3 million and $141.7 million as of September 30, 2015 and December 31, 2014, respectively. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Our short-term investments are held in commercial paper and corporate debt securities and designated as available-for-sale. Due to the short-term nature of these instruments, we believe that we do not have any significant exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. During the three months ended September 30, 2015 and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a significant impact on our interest income. In addition, as of December 31, 2014, we had approximately $23.0 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease in the applicable interest rate would have had a $2.3 million impact on our annual interest expense. As of September 30, 2015, we had approximately $19.5 million in short and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease in the applicable interest rate would have had an impact of approximately $2.0 million on our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has significantly affected, or is reasonably likely to significantly affect, our internal control over financial reporting.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of September 30, 2015, we did not have any accrued liabilities recorded for such loss contingencies.

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

We have incurred substantial net losses since our inception, including net losses of $35.4 million for fiscal 2012, $46.1 million for fiscal 2013, $48.3 million for fiscal 2014 and $25.2 million for the nine months ended September 30, 2015, and had an accumulated deficit of $203.3 million as of September 30, 2015. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

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

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet our publicly announced guidance or the expectations of securities analysts or investors for any period, which could cause our stock price to decline. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenues trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income (loss) and margins in the short term. If we fail to meet or exceed the expectations of research analysts or investors, the market price of our shares could fall substantially, and we could face costly lawsuits, including securities class-action suits.

To deliver our subscriptions, we rely on third parties for our network connectivity and co-location facilities, and for certain of the features in our subscriptions.

We currently use the infrastructure of third-party network service providers and, in particular, the services of Level 3 Communications, Inc. and Bandwidth.com, Inc., to deliver our subscriptions over their networks. Our third party network service providers provide access to their Internet protocol, or IP, networks, and public switched telephone networks, or PSTN, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada and the United Kingdom, or UK, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future. We also obtain certain connectivity and network services from our wholly owned subsidiary, RCLEC, Inc., or RCLEC, in certain geographic markets; however RCLEC also uses the infrastructure of third party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, we rely on Free Conference Call Global, LLC for some conference calling features, Zoom Video Communications for our HD video and web conferencing and screen sharing features, Layered Communications for our texting capabilities, and inContact, Inc. for our contact center capabilities. We do not, and may not in the future, have long-term contracts with certain of these third-party providers, including Zoom Video Communications and Layered Communications. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.

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

Interruptions or delays in service from our third-party data center hosting facilities and co-location facilities could impair the delivery of our subscriptions, require us to issue credits or pay penalties and harm our business.

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

In December 2010, the Federal Communications Commission, or FCC, adopted net neutrality rules that made it more difficult for broadband Internet access service providers to block, degrade or discriminate against our customers. These rules applied to wired broadband Internet providers, but not all of the rules applied to wireless broadband service. In January 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated portions of the FCC’s net neutrality rules relating to anti-discrimination and anti-blocking. On May 15, 2014, the FCC released a Notice of Proposed Rulemaking to consider the court’s decision and what actions the FCC should take in response. On March 12, 2015, the FCC released an order reclassifying both wired and wireless broadband Internet access as a telecommunications service, subject to certain provisions of Title II of the Communications Act, including most significantly prohibiting unjust or unreasonable practices or discrimination but not regulating rates. The new rules, which went into effect on June 12, 2015, specifically prohibit broadband providers from blocking access to legal content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, application, services or non-harmful devices; and would prohibit paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. A number of companies and trade association have filed legal appeals seeking to overturn the new rules. Oral argument is scheduled for December 4, 2015 before the United Court of Appeals for the District of Columbia Circuit. We cannot predict whether the new rules will be overturned or vacated by legal action. If so, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

Our future success also depends in part on our ability to sell additional subscriptions and additional functionalities to our current customers. This may require increasingly sophisticated and more costly sales efforts and a longer sales cycle. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to convince customers to add users and, in the future, to purchase additional functionalities are not successful, our business may suffer. In addition, such increased costs could cause us to increase our subscription rates, which could increase our turnover rate.

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

Most of our revenues today come from small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. Because the vast majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new small and medium-sized customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.

The cloud-based business communications industry is competitive, and we expect it to become increasingly competitive in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Microsoft Corporation and Broadsoft, Inc. that generally license their software, and their resellers. In addition, certain of our resellers are also our competitors. For example, AT&T, BT and TELUS serve as resellers to us but they are also competitors for business communications. All of these companies do now or may in the future also host their own or other solutions through the cloud. We also face competition from other cloud companies such as j2 Global, Inc., 8x8, Inc., Intermedia, Vonage Holdings Corp., Nextiva, Inc., Jive Communications, Inc., and Thinking Phone Networks, as well as from established communications providers, such as AT&T Inc., Verizon Communications Inc. and Comcast Corporation in the United States, TELUS and others in Canada, and BT and others in the UK, that resell on-premise hardware, software and hosted solutions. We may also face competition from other large Internet companies, such as Google Inc., Yahoo! Inc. and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified product offerings and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of these service providers have in the past and may choose in the future to sacrifice revenues in order to gain market share by offering their services at lower prices or for free. Our competitors may also offer bundled service arrangements offering a more complete service offering, despite the technical merits or advantages of our subscriptions. Competition could force us to decrease our prices, slow our growth, increase our customer turnover, reduce our sales or decrease our market share. The adverse impact of a shortfall in our revenues may be magnified if we are unable to adjust spending adequately to compensate for such shortfall.

We face significant risks in our strategy to target medium-sized and larger businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.

We currently derive a small portion of our revenues from sales to medium-sized and larger businesses. As we target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services and customization. Because we have limited experience selling to larger businesses and international customers, our investment in marketing our subscriptions to these potential customers may not be successful, which could significantly and adversely affect our results of operations and our overall ability to grow our customer base. We also have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. Furthermore, many medium-sized and larger businesses that we target for sales may already purchase business communications and solutions from our larger competitors. As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales, support to individual customers, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our limited sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met. Furthermore, because we have limited experience selling to larger businesses, our investment in marketing our subscriptions to these potential customers may not be successful, which could materially and adversely affect our results of operations and our overall ability to grow our customer base.

We rely significantly on a network of resellers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order both to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues is derived from our network of over 2,500 sales agents and resellers, in particular AT&T, which represented 12% of our total revenues in 2014, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationship with AT&T, BT and TELUS, or if these resellers reduce resources committed to reselling the service, our results of operations may suffer.

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

Our operations depend on our ability to protect our production services from interruption or damage from unauthorized entry, computer viruses or other events beyond our control. We have from time to time been subject to communications fraud and cyber attacks by malicious actors, and denial of service, or DoS, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss. Also, our subscriptions are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown; by maintaining larger volumes of data, RingCentral may become a more attractive target for hackers and other malicious actors. In addition, we use third party vendors which in some cases have access to our data and our customers’ data. Despite the implementation of security measures by us or our vendors, our infrastructure or our vendors’ infrastructure may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems that are caused by or through our or our vendors’ customers, employees, business partners, consultants or other Internet users who attempt to invade our or our vendors’ public and private data networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. We rely on encryption and authentication technology to ensure secure transmission of and access to confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data.

Additionally, third parties have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information, or CPNI, or other information in order to gain access to our customers’ data or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill. Third parties may also attempt to fraudulently induce employees, consultants or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, or our information technology systems. In addition, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information, or CPNI, could result in significant liability to us, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

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

We rely on third parties, including third parties outside the U.S., for some of our software development, quality assurance, operations and customer support.

We currently depend on various third parties for some of our software development efforts, quality assurance, operations and customer support services. Specifically, we outsource some of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia, Odessa, Ukraine, and Manila, the Philippines. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these business operations. In addition, the recent political and military events in the Ukraine, including political demonstrations, the annexation of the Crimea region of Ukraine by Russia, the hostile relations between Russia and the Ukraine, and disruptions caused by Pro-Russian separatists in the Ukraine, could have an adverse impact on our third-party software development and quality assurance operations in Odessa, Ukraine. Further, the deteriorating relations between the U.S. and Russia and sanctions by the U.S. and the European Union against Russia could adversely impact our third-party software development and quality assurance operations in St. Petersburg, Russia.

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

There has been substantial litigation in the areas in which we operate regarding intellectual property rights. For instance, we have in the past been sued by other third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 69 issued U.S. patents, which expire between 2026 and 2034. We also have 52 patent applications pending examination in the U.S., and 20 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part, for infringement of our patents.

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

Interruptions in our services caused by undetected errors, failures or bugs in our subscriptions could harm our reputation, result in significant costs to us, and impair our ability to sell our subscriptions.

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

Any defects in, or unavailability of, our or third-party software or hardware that cause interruptions of our subscriptions could, among other things:

•	cause a reduction in revenues or delay in market acceptance of our subscriptions;
•	require us to pay penalties or issue credits or refunds to our customers or resellers, or expose us to claims for damages;
•	cause us to lose existing customers and make it more difficult to attract new customers;
•	divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation;
•	increase our technical support costs; and
•	harm our reputation and brand.

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

Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard, or PCI DSS, in the United States and Canada and intend to become PCI DSS-compliant in the UK. If we fail to maintain compliance with current merchant standards, such as PCI DSS, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and personal identification numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and expense that we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our subscriptions are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition and ability to grow our business.

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

In addition, we transitioned from a number of disparate systems and, in 2012, we implemented NetSuite, a SaaS enterprise resource planning system, to handle various business, operating and financial processes. We plan to transition from a spreadsheet-based financial modeling system and implement a third-party corporate performance management system. In addition, in the future we intend to implement a third-party on-premise billing system to replace our current internally developed billing system. We may also implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

Through RCLEC, we also provide competitive local exchange carrier services, or CLEC services, which are regulated by the FCC as traditional telecommunications services. Our CLEC services depend on certain provisions of the Telecommunications Act of 1996 that required incumbent local exchange carriers, or ILECs, to provide us facilities and services that are necessary to provide our services. Over the past several years, the FCC has reduced or eliminated a number of regulations governing ILECs’ offerings. If ILECs were no longer required by law to provide such services to us, or ceased to provide these services at reasonable rates, terms and conditions, our business could be adversely affected and our cost of providing CLEC services could increase. This could have a materially adverse impact on our results of operations and cash flows.

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
•

FCC rules regarding certain customer information referred to CPNI, which requires that we not use such information without customer approval, subject to certain exceptions and that we file annual certifications regarding CPNI protections; and

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

State Regulation

States currently do not regulate our Internet voice communications subscriptions. However, a small number of states have ruled that non-nomadic Internet voice communications services may or do fall within the definition of “telecommunications services” and therefore those states assert that they have jurisdiction to regulate the service. No states currently require certification for nomadic Internet voice communications service providers. Even if a state does not require Internet voice communications service providers to be certified, a number of states require us to register as a VoIP provider, contribute to state USF, contribute to E-911 and pay other surcharges and annual fees that fund various utility commission programs, while others are actively considering extending their public policy programs to include the subscriptions we provide. We pass USF, E-911 fees and other surcharges through to our customers, which may result in our subscriptions becoming more expensive or require that we absorb these costs. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to Internet voice communications subscriptions like ours.

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

Within the European Union, or EU, strict laws already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The EU model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. With regard to transfers of personal data from our European customers to the U.S., we have historically relied on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EU, to the U.S. As a result of the October 6, 2015 EU Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “ECJ Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EU. In light of the ECJ Ruling, we anticipate engaging in measures to improve compliance with EU law with respect to our transfers of personal data from the EU to the U.S., and may find it necessary or desirable to make other changes to our personal data handling in light of the ECJ Ruling. We may be unsuccessful in establishing compliant means for us to transfer such personal data from the EU or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by European or multinational customers to use our solutions as a result of the ECJ Ruling. We may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EU are legitimized under EU Directive 95/46/EC and applicable member states’ implementations thereof.

Additionally, there are proposals to modify or strengthen the existing data protection regulations in the EU, which include proposals to increase the maximum level of fines that EU regulators may impose to the greater of €100 million or 5% of worldwide annual sales. Such fines would be in addition to the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss. As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. Canadian anti-span legislation, or CASL, prescribes certain rules regarding the use of electronic messages for commercial purposes that took effect on July 1, 2014. CASL also contains provisions that took effect in January 2015, imposing certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to $10 million and a private right of action, and the CRTC has begun actively enforcing the law and penalizing non-compliant organizations. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our products and subscriptions and our customers’ ability to use our products and subscriptions, and could require us to modify the features and functionality of our products and subscriptions. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and subscriptions. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

Our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. Our terms of service prohibit the use of our subscriptions to store protected health information, or PHI (a category of information regulated under the US Health Insurance Portability and Accountability Act of 1996, or HIPAA), on a non-temporary basis and impose additional restrictions and conditions with respect to customers’ use of our subscriptions to transmit or receive PHI or to store PHI on a temporary basis. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store PHI, and in such cases they must agree to the activation of our HIPAA conduit settings. In addition, RingCentral may execute Business Associate Agreements, or BAAs, which are HIPAA-defined contracts related to the security of PHI, with HIPAA-regulated customers. Noncompliance with laws and regulations relating to privacy and HIPAA or with contractual obligations under any BAAs may lead to significant fines, penalties or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our subscriptions, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our subscriptions effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.

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

Additionally, as a provider of electronic communications services in the UK, we are subject to regulation in the UK by Ofcom.  Similar to the requirements in the U.S., Ofcom requires electronic communications providers, such as our company, to provide all users access to both 112 (EU-mandated) and 999 (UK-mandated) emergency service numbers at no charge. Ofcom also requires us to clearly and transparently inform our users of any emergency service limitations on their device including by way of labels and network announcements.

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

In May 2013, the FCC issued an order requiring all providers of interconnected text messaging services to provide, by September 30, 2013, an automatic bounce-back text message in situations where a consumer attempts to text message to 911 and text-to-911 is not available. We believe we are in compliance with this order. On August 13, 2014, the FCC released an order that requires providers of interconnected text messaging applications, by December 31, 2014, to be capable of supporting the routing of text messages to 911 to the appropriate PSAP. Covered text messaging providers had until June 30, 2015, or six months from the date of a PSAP request, whichever is later, to implement the routing of text messages to 911 for that PSAP. We believe we are in compliance with this order.

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

Customers may in the future attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted or uncompleted emergency service calls or text messages. The New and Emerging Technologies 911 Improvement Act of 2008 provides that Internet voice communications providers and interconnected text messaging providers have the same protections from liability for the operation of 911 service as traditional wire-line and wireless providers. Limitations on liability for the provision of 911 service are normally governed by state law, but these limitations typically are not absolute. It is also unclear under the FCC’s rules whether the limitations on liability would apply to those customer lines for which we do not provide E-911 service. In the UK, by law we cannot limit our liability for any death or injury arising out of our negligence, including as a result of emergency service calls that are delayed, misrouted or uncompleted due to our negligence. In Canada, the CRTC does not permit any limitation of liability related to the provision of E-911 services that is due to our gross negligence or where negligence on the part of a service provider results in physical injury, death or damage to the customer's property or premises. In addition, Canadian provincial consumer protection laws may constrain our ability to limit liability to our non-business customers for any liability caused due to the 911 shortfalls inherent in Internet voice communications services.

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

We also contract with third parties to provide E-911 services and 999/112 services (in the UK), including assistance in routing emergency calls and terminating E-911/999/112 calls. Our providers operate a national call center that is available 24 hours a day, seven days a week, to receive certain emergency calls and maintain PSAP (Emergency Call Handling in the UK) databases for the purpose of deploying and operating E-911/999/112 services. On mobile devices, we generally rely on the underlying cellular or wireless carrier to provide E-911/999/112 services. Interruptions in service from our vendors could cause failures in our customers’ access to E-911/999/112 services and expose us to liability and damage our reputation.

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

To date, we have not generated significant revenues from outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries, including software development operations in Russia and China, and software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines, and we expect to grow our international revenues in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•	our ability to comply with differing and evolving technical and environmental standards, data protection and telecommunications regulations and certification requirements outside the U.S.;
•	difficulties and costs associated with staffing and managing foreign operations;
•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the need to adapt and localize our subscriptions for specific countries;
•	the need to offer customer care in various native languages;
•	reliance on third parties over which we have limited control, including TELUS, BT and other international resellers, for marketing and reselling our subscriptions;
•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
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

As of December 31, 2014, we had federal and state net operating loss carryforwards, or NOLs, of $140.1 million and $102.4 million, respectively, available to offset future taxable income, due to prior period losses, which, if not utilized, will begin to expire in 2023 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

Except for some deferred tax assets recognized in connection with NOLs from the Netherlands, no deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our initial public offering or another offering, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

As a result of being a public company, we need to further develop and maintain our internal control over financial reporting and by the end of this year, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.

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

Phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones we sell are manufactured by only three third-party providers, Cisco Systems, Inc., Polycom, Inc. and Yealink Network Technology Co., Ltd. If any of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be cancelled, which would harm our business, financial condition and results of operations.

We may not be able to manage our inventory levels effectively, which may lead to inventory obsolescence that would force us to incur inventory write-downs.

Our vendor-supplied phones have lead times of up to 20 weeks for delivery and are built to forecasts that are necessarily imprecise. It is likely that from time to time we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our subscriptions could result in loss of customers or harm to our ability to attract new customers. Any reduction or interruption in the ability of our vendors to supply our customers with vendor-supplied phones could cause us to lose revenue, damage our customer relationships and harm our reputation in the marketplace. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 71% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our pre-offering stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

b) Use of Proceeds from Public Offering of Common Stock

On October 2, 2013, we closed our IPO whereby 8,625,000 shares of Class A common stock, which included 8,545,000 shares of Class A common stock sold by us (including 1,125,000 shares of common stock from the exercise of the overallotment option of shares granted to the underwriters), and 80,000 shares of Class A common stock sold by the selling stockholders, were sold at a price of $13.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190815). Goldman, Sachs & Co., J.P. Morgan, BofA Merrill Lynch, Allen & Company LLC, and Raymond James acted as the underwriters. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us after deducting underwriting discounts and commissions of $7.8 million and offering expenses payable by us of $3.9 million, were $99.4 million. There has been no significant change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 27, 2013 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

c) Use of Proceeds from Secondary Public Offering of Common Stock

On March 11, 2014, we closed our secondary public offering whereby 7,991,551 shares of Class A common stock, which included 2,791,551 shares of Class A common stock sold by us (including 791,551 shares of common stock from the exercise of the overallotment option of shares granted to the underwriters), and 5,200,000 shares of Class A common stock sold by the selling stockholders, were sold at a price of $21.50 per share. The offer and sale of all of the shares in the secondary public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194132). Goldman, Sachs & Co., J.P. Morgan, BofA Merrill Lynch, Raymond James, William Blair, Oppenheimer & Co., Macquarie Capital, and Northland Capital Markets acted as the underwriters. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us after deducting underwriting discounts and commissions of $2.9 million and offering expenses payable by us of $1.1 million, were $56.1 million. There has been no significant change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 5, 2014 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of August 11, 2015, by and among RingCentral, Inc., RCLEC, Inc., RingCentral Florida, LLC, RCVA, Inc. and Silicon Valley Bank	8-K (001-36089)	10.1	August 14, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

RingCentral, Inc.
Date: November 5, 2015	By:	/s/ Clyde Hosein
Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)