Form 10-K
period 2015-12-31
RingCentral Inc
filed 2016-02-29
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2015, based on the closing price of $18.49 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $1.04 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2016, there were 58,576,208 shares of Class A common stock and 13,430,733 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2016. Such Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2015.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

●	our success in the enterprise market and with our carrier partners;
●	our progress against short term and long term goals;
●	our future financial performance;
●	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
●	anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;
●	the impact of competition in our industry and innovation by our competitors;
●	our ability to anticipate and adapt to future changes in our industry;
●	our ability to predict software subscriptions revenue, formulate accurate financial projections and make strategic business decisions based on our analysis of market trends;
●	our ability to anticipate market needs and develop new and enhanced products and subscriptions to meet those needs, and our ability to successfully monetize them;
●	maintaining and expanding our customer base;
●	our anticipated benefits from our new sales agency agreement with Westcon;
●	maintaining, expanding and responding to changes in our relationships with other companies;
●	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
●	our ability to sell, market, and support our products and services;
●	our ability to expand our business to medium-sized and larger customers and internationally;
●	our ability to realize increased purchasing leverage and economies of scale as we expand;
●	the impact of seasonality on our business;
●	the impact of any failure of our solutions or solution innovations;
●	our reliance on our third-party product and service providers;
●	the potential effect on our business of litigation to which we may become a party;
●	our liquidity and working capital requirements;
●	the impact of changes in the regulatory environment;
●	our ability to protect our intellectual property and rely on open source licenses;
●	our expectations regarding the growth and reliability of the internet infrastructure;
●	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;
●	our anticipated benefits from our acquisition of Glip, Inc.;
●	our ability to successfully and timely integrate, and realize the benefits of, our acquisition of Glip, Inc. and any other significant acquisitions we may make;
●	our capital expenditure projections;
●	the estimates and estimate methodologies used in preparing our consolidated financial statements; and
●	the political environment and stability in the regions in which we or our subcontractors operate.

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

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for the way employees communicate in business. We believe that our innovative, cloud-based approach disrupts the large market for business communications solutions by providing flexible and cost-effective services that support distributed workforces, mobile employees and the proliferation of “bring-your-own” communications devices. We enable our customers to have a more productive and dynamic workforce by providing convenient and effective communications, across all their locations, all their employees, and all their devices.

Traditionally, business communications is comprised of a series of inflexible, expensive, and disparate systems: on-premise hardware based private branch exchanges, or PBX systems, which are still prevalent in businesses today. The emergence of the cloud and the SaaS business model, combined with the proliferation of smart phones and tablets as well as the corresponding new paradigms in user experiences, is enabling a revolution in how people communicate. We believe RingCentral is poised to benefit from this structural shift. RingCentral’s software cloud communications platform is designed from the ground-up, specifically for today’s dispersed and mobile workforce. We unify the way employees communicate through mobile and desktop devices, text messaging, audio, video and web conferencing as well as collaborating on projects with document sharing and team messaging from a single, easy-to-use carrier-grade SaaS platform. Further, through our development of application programming interfaces (API’s), we are integrating our platform with other cloud solutions to better reflect the way we work today. By providing these capabilities in a single platform, we also substantially reduce the time to implement and total cost of ownership for our customers.

We primarily generate revenues from software subscriptions for our cloud-based services. We focus on acquiring and retaining our customers and increasing their spending with us through adding additional users, upselling current customers to premium subscription editions, and providing additional features and functionality. We market and sell our subscriptions directly, through both our website and inside sales teams, as well as indirectly through a network of over 2,500 sales agents and resellers, including AT&T, which we refer to collectively as resellers. In addition, TELUS Communications Company, or TELUS, is a reseller of our cloud solutions in Canada and British Telecom, or BT, is a reseller of our cloud solutions in the United Kingdom.

Our Solutions

Our cloud-based business communications solutions provide a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones, and allow for communication across multiple channels, including voice, text, team messaging collaboration, HD video for web conferencing and fax. Our proprietary solutions enable a more productive and dynamic workforce, and are architected using industry standards to meet modern business communications requirements, including workforce mobility, “bring-your-own” communications device environments and multiple communications methods.

Our solutions are delivered using a highly availability and scalable infrastructure, and are generally designed for easy self-service activation, provisioning and management with minimal technical expertise or training required. Our solutions scale easily and rapidly, allowing our customers to add new users regardless of where they are located. They are generally affordable, requiring little to no upfront infrastructure hardware costs or ongoing maintenance and upgrade costs commonly associated with on-premise systems and can be integrated with other existing communication systems. RingCentral Office, our flagship offering, is a multi-user, enterprise-grade communications solution. We also offer RingCentral Professional, primarily an inbound call routing subscription with additional text and fax capabilities targeting smaller deployments, and RingCentral Fax, an Internet fax subscription that permits sending and receiving faxes over the Internet.

We believe that our solutions go beyond the core functionality of existing on-premise communications solutions by providing additional key benefits that address the changing requirements of business to allow business communications using voice, SMS, team messaging, collaboration, fax and HD video web conferencing. The key benefits of our solutions include:

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

•

Instant Activation; Easy Account Management.    Our solutions are designed for rapid deployment and ease of management. Our simple and intuitive graphical user interfaces allow administrators and users to set up and manage their business communications system with little or no IT expertise, training or dedicated staffing. Our solutions work with users’ existing smartphones, tablets, PCs and desk phones. Additionally, if a customer desires new desk phones, as a convenience, we can also provide pre-configured, Plug&Ring-ready phones that can be easily connected to the customer’s existing broadband service.

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

•

Seamless and Intuitive Integration with Other Cloud-Based Applications.    Cloud-based applications are proliferating within businesses of all sizes. Integration of these cloud-based business applications with legacy on-premise systems is typically complex and expensive, which limits the ability of businesses to leverage cloud-based applications. Our platform provides seamless and intuitive integration with multiple popular cloud-based business applications such as Office365, Google For Work, Salesforce CRM and Zendesk.

Our Products

We currently offer five products: RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and Glip by RingCentral.

RingCentral Office.    RingCentral Office, our flagship product, is a multi-location, multi-user, enterprise-grade communications solution that enables employees to communicate via different channels and on multiple devices. This subscription is designed primarily for businesses that require a communications solution, regardless of location, type of device, expertise, size or budget. Businesses are able to seamlessly connect users working in multiple office locations on smartphones, tablets, PCs and desk phones. We sell RingCentral Office in three editions: Standard, Premium and Enterprise. Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, team messaging and collaboration, business analytics and reporting, audio, video, and web conferencing capabilities, and integration with other cloud-based business applications such as Box, Dropbox, Google for Work and Microsoft Office365 and Outlook. Our Premium and Enterprise Editions include the Standard Edition functionality together with additional software integrations with other cloud-based business applications such as Salesforce CRM, Zendesk and Desk.com, high-definition voice, more advanced call routing for our larger customers with multiple business units, and automatic call recording. All editions also vary in the number of included toll-free minutes and number of concurrent video and web conference meeting attendees. RingCentral Office customers also have available to them RingCentral Global Office.

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

•

Mobile-Centric Approach.    Our solution includes smartphone and tablet mobile applications that customers can use to set up and manage company, department and user settings from anywhere. Our applications turn iOS and Android smartphones and tablets into business communication devices. Users can change their personal settings instantly and communicate via voice, text, team messaging and collaboration, HD video and web conferencing and fax. Personal mobile devices are fully integrated into the customer’s cloud-based communication solution, using the company’s numbers, and displaying one of the company’s caller ID for calls made through our mobile applications.

•

Easy Set-Up and Control.    Our user interfaces have a familiar smartphone touch-screen “look and feel” and provide a consistent user experience across smartphones, tablets, PCs and desk phones, making it intuitive and easy for our customers to quickly discover and use our solution across devices. Among other capabilities, administrators can specify and modify company, department, user settings, auto-receptionist settings, call-handling, and routing rules; and add, change, and customize users and departments.

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

•

Integrated Voice, Text, HD Video and Web Conferencing, and Fax Communications with One Business Number.    By eliminating the need for multiple business numbers, users are able to easily control how, when, and where they conduct their business communications through routing logic with one number. Employees can stay connected, thus increasing efficiency, productivity and responsiveness to their customers. Having one business number also enables users to keep personal mobile numbers private.

•

Cloud-based Business Application Integrations.    Our solution seamlessly integrates with other cloud-based business applications such as Salesforce CRM, Google for Work, Box, Dropbox, Microsoft Office 365, Desk.com, and Zendesk. For example, integration with Salesforce CRM brings up customer records immediately based on inbound caller IDs, resulting in increased productivity and efficiency. Additionally, users can easily fax documents directly from their cloud-based storage accounts.

•

RingCentral Global Office. Our solution includes RingCentral Global Office, a single global Unified Communications as a Service (UCaaS) solution designed for multinational enterprises that allows these companies to support distributed offices and employees globally with a single cloud solution. With RingCentral Global Office, multinational enterprises can appear local for their regional customers while also acting as one integrated business, with capabilities including local phone numbers, local caller ID, worldwide extension-to-extension dialing, and included minute bundles for international calling.

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

RingCentral Contact Center.    Our RingCentral Contact Center solution provides a cloud based contact center solution that delivers multi-channel capabilities so businesses can allow customers to engage in the manner they prefer. The solution leverages technology from InContact, and has a comprehensive feature set that integrates with RingCentral Office. This enables businesses to be more engaged, and resolve customer issues faster and more effectively.

Glip by RingCentral.    Our Glip by RingCentral team messaging and collaboration solution allows diverse teams to stay connected through multiple modes of communication through an integration with RingCentral Office. In addition to using Glip for team messaging and communications, teams can share tasks, notes, group calendars, and files. Glip is designed for distributed and mobile teams and offers integrations with a number of leading cloud business applications such as Asana, Dropbox, Evernote, JIRA, Github, Google and others.

Our Customers

We have a diverse and growing customer base across a wide range of industries, including advertising, consulting, finance, healthcare, legal, real estate, retail and technology. For the years ended December 31, 2015 and 2014, AT&T, one of our resellers, accounted for 13% and 12% of our total revenues and 12% and 11% of our software subscription revenues, respectively. For the year ended December 31, 2013, no single customer or reseller accounted for more than 10% of our total revenues. Traditionally, we have focused our principal efforts on the market for small- and medium-sized businesses, defined by IDC as less than 1,000 employees, in the U.S., Canada and the U.K. In 2014 we began targeting larger customers through our product development and marketing, and sales and support teams, and we will continue to do so in the future. We believe that there are additional growth opportunities in international markets.

Marketing, Sales and Support

We use a variety of marketing, sales and support activities to generate and cultivate ongoing customer demand for our subscriptions, acquire new customers, and engage with our existing customers. We sell through both direct and indirect channels. We provide on-boarding implementation support to help our customers set up and configure their newly purchased communications system, as well as ongoing self-service, phone support, online chat support, and training. We also closely track and monitor customer acquisition costs to assess how we are deploying our marketing, sales, and customer support spending.

•

Marketing.    Our marketing efforts include search engine marketing, search engine optimization, affiliates, list buys, shared leads, content leads, appointment setting, radio advertising, online display advertising, billboard advertising, tradeshows and events, and other forms of demand generation. We track and measure our marketing costs closely across all channels so that we can acquire customers in a cost-efficient manner.

•	Direct Sales. We primarily sell our products and software subscriptions through direct inbound and outbound sales efforts. We have direct sales representatives located in the U.S. and internationally.
•

Indirect Sales.    Our indirect sales channel consists of a network of over 2,500 resellers, including AT&T, TELUS, and BT which help broaden the adoption of our subscriptions without the need for a large direct field sales force.

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

Research and Development

We believe that continued investment in research and development is critical to expanding our leadership position within the cloud-based business communications solutions market. We devote the majority of our research and development resources to software development. Our engineering team has significant experience in various disciplines related to our platform, such as, voice, text, team messaging and collaboration, video and fax processing, mobile application development, IP networking and infrastructure, user experience, security, and robust multi-tenant cloud-based system architecture.

Our development methodology, in combination with our SaaS delivery model, allows us to provide new and enhanced capabilities on a regular basis. Based on feedback from our customers and prospects and our review of the broader business communications and SaaS markets, we continuously develop new functionality while maintaining and enhancing our existing solution.

Our research and development expenses were $52.9 million, $44.6 million and $33.4 million in fiscal 2015, 2014 and 2013, respectively.

Technology and Operations

Our platform is built on a highly scalable and flexible infrastructure comprised of commercially available hardware and software components. We believe that both hardware and software components of our platform can be replaced, upgraded or added with minimal or no interruption in service. The system is designed to have no single point-of-failure.

We host our products and serve our customers in North America from two third-party U.S. based data center facilities in San Jose, California and Vienna, Virginia, and we host our products and serve our customers in the United Kingdom from two third-party data center facilities in Amsterdam, the Netherlands and Zurich, Switzerland. Our data centers are designed to host mission-critical computer and communications systems with redundant, fault-tolerant subsystems and compartmentalized security zones. We maintain a security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to our customers’ data. We limit access to on-demand servers and networks at our production and remote backup facilities.

We serve North American customers out of two Points of Presence, known as POPs, one in San Jose, California and the other in Vienna, Virginia. RingCentral subscribers are divided into Parts of Data, or PODs, each comprised of two symmetrical, synchronized units. POPs and PODs are redundant with switchover and failover capabilities between POPs. This architecture enables us to deliver our subscriptions in a scalable and reliable manner. We can manage our customer growth by adding additional PODs and POPs into our delivery infrastructure as required. We leverage third-party network service providers, including Level 3 Communications, Inc., Bandwidth.com, Inc., Novatel Wireless, Inc. and AT&T Inc., for network connectivity. We also obtain connectivity and network services in certain regions from our subsidiary, RCLEC, Inc.

Intellectual Property

We rely on a combination of patent, copyright, and trade secret laws in the U.S. and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand. In addition, we seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in the development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Our intellectual property portfolio includes 85 issued U.S. patents, which expire between 2026 and 2035. We also have 49 patent applications pending for examination in the U.S. and 17 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. In general our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our products and software subscriptions.

Competition

The market for business communications solutions is very large, rapidly evolving, complex, fragmented and defined by changing technology and customer needs. We expect competition to continue to increase in the future. We believe that the principal competitive factors in our market include:

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

We face competition from a broad range of providers of business communications solutions. Some of these competitors include:

•

traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., and Siemens Enterprise Networks, LLC, any of which may now or in the future also host their solutions through the cloud;

•

software providers such as Microsoft Corporation and Broadsoft, Inc. that generally license their software and may now or in the future also host their solutions through the cloud, and their resellers including major carriers and cable companies;

•

established communications providers that resell on-premise hardware, software and hosted solutions, such as AT&T Inc., Verizon Communications Inc., and Comcast Corporation in the United States, TELUS and others in Canada, and BT and others in the U.K., , all of whom have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud; and

•	other cloud companies such as j2 Global, Inc., 8x8, Inc., Intermedia.net, Inc., Vonage Holdings Corp., Nextiva, Inc., Fuze (formerly Thinking Phone Networks), and Jive Communications, Inc.

Employees and Contractors

As of December 31, 2015, we had 759 full-time employees, including 209 in research and development, 319 in sales and marketing, 64 in operations, 51 in customer technical support, and 116 in general and administrative. As of such date, we had 601 employees located in the U.S. and 158 internationally, including 124 in China. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good and we have never experienced any work stoppages.

We also contract with third-party contractors whose employees or subcontractors’ employees perform services for us. We refer to our third-party contractors’ employees and subcontractors’ employees as our contractors. As of December 31, 2015, we had 1,349 of these contractors, including 346 in research and development, 89 in operations, 357 in sales and marketing, 421 in customer technical support, and 136 in general and administrative. As of such date, we had 60 contractors located in the U.S. and 1,289 internationally, including 803 in the Philippines, 463 in Russia and Ukraine, and 23 in other countries.

Regulatory

As a provider of Internet communications services, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund, and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess Internet voice communications services. In addition, we have certified a wholly owned subsidiary as a competitive local exchange carrier in eighteen states and currently intend to obtain certificates for our subsidiary in several additional states. This subsidiary, RCLEC, is subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commissions in states where the subsidiary provides services. Specific regulations vary on a state-by-state basis, but generally include the requirement for our subsidiary to register or seek certification to provide its services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection, and consumer protection requirements.

As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our subscriptions. Regulatory treatment of Internet communications services outside the U.S. varies from country to country, is often unclear, and may be more onerous than imposed on our subscriptions in the U.S. In the United Kingdom, for example, our subscriptions are regulated by Ofcom, which, among other things, requires electronic communications providers such as our company to provide all users access to both 112 (EU-mandated) and 999 (U.K.-mandated) emergency service numbers at no charge. Similarly in Canada, our subscriptions are regulated by the CRTC, which, among other things, imposes requirements similar to the U.S. related to the provision of E-911 services in all areas of Canada where the wireline incumbent carrier offers such 911 services. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on the use of our subscriptions in international locations. See the section entitled “Risk Factors” for more information.

Geographic Information

For a description of our revenue by geographic location, see Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Available Information

Our principal executive offices are located at 20 Davis Drive, Belmont, CA 94002. The telephone number of our principal executive offices is (888) 528-7464, and our main corporate website is www.ringcentral.com. Information contained on, or that can be accessed through, our website, does not constitute part of this Annual Report on Form 10-K and inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

We have incurred substantial net losses since our inception, including net losses of $32.1 million for fiscal 2015, $48.3 million for fiscal 2014 and $46.1 million for fiscal 2013, and had an accumulated deficit of $210.2 million as of December 31, 2015. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

Although our net losses have decreased in recent quarters, we expect to continue to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenues may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

The cloud-based business communications industry is competitive, and we expect it to become even more competitive in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Microsoft Corporation and Broadsoft, Inc. and their resellers that generally license their software. In addition, certain of our resellers are also our competitors. For example, AT&T, BT, and TELUS serve as resellers to us but they are also competitors for business communications. All of these companies have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud. We also face competition from other cloud companies such as j2 Global, Inc., 8x8, Inc., Intermedia.net, Inc., Vonage Holdings Corp., Nextiva, Inc., Fuze (formerly Thinking Phone Networks), Jive Communications, Inc., as well as from established communications providers, such as AT&T Inc., Verizon Communications Inc. and Comcast Corporation in the United States, TELUS and others in Canada, and BT and others in the U.K., that resell on-premise hardware, software and hosted solutions, and they may develop and/or host their own solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (the parent company of Google Inc.), Yahoo! Inc. and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

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

We currently use the infrastructure of third-party network service providers and, in particular, the services of Level 3 Communications, Inc. and Bandwidth.com, Inc., to deliver our subscriptions over their networks. Our third party network service providers provide access to their Internet protocol, or IP, networks, and public switched telephone networks, or PSTN, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada and the United Kingdom, or U.K., and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future. We also obtain certain connectivity and network services from our wholly owned subsidiary, RCLEC, Inc., or RCLEC, in certain geographic markets; however RCLEC also uses the infrastructure of third party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We also serve customers in the U.K., and expect to serve customers in other European countries, from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland. In addition, RCLEC uses seven third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our subscriptions. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

As part of our current disaster recovery arrangements, our North American infrastructure and all of our North American customers’ data is currently replicated in near real-time at our two data center facilities in the U.S., and our European production environment and all of our U.K. and other European customers’ data is also currently replicated in near real-time at our two European data center facilities. We do not control the operation of these facilities or of RCLEC’s co-location facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our subscriptions. Even with the disaster recovery arrangements in place, our subscriptions could be interrupted.

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

In December 2010, the Federal Communications Commission, or FCC, adopted net neutrality rules that made it more difficult for broadband Internet access service providers to block, degrade or discriminate against our customers. These rules applied to wired broadband Internet providers, but not all of the rules applied to wireless broadband service. In January 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated portions of the FCC’s net neutrality rules relating to anti-discrimination and anti-blocking. On May 15, 2014, the FCC released a Notice of Proposed Rulemaking to consider the court’s decision and what actions the FCC should take in response. On March 12, 2015, the FCC released an order reclassifying both wired and wireless broadband Internet access as a telecommunications service, subject to certain provisions of Title II of the Communications Act, including most significantly prohibiting unjust or unreasonable practices or discrimination but not regulating rates. The new rules, which went into effect on June 12, 2015, specifically prohibit broadband providers from blocking access to legal content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, application, services or non-harmful devices; and would prohibit paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. A number of companies and trade association have filed legal appeals seeking to overturn the new rules. Oral argument was held on December 4, 2015 before the United Court of Appeals for the District of Columbia Circuit, and a decision is expected in the second or third quarter of 2016. We cannot predict whether the new rules will be overturned or vacated by legal action. If so, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

Most of our customers may terminate their subscriptions for our service at any time without penalty, and increased customer turnover, or costs we incur to retain our customers and encourage them to add users and, in the future, to purchase additional functionalities and premium subscription editions, could materially and adversely affect our financial performance.

Although we have recently begun to enter into long-term contracts with larger customers, our customers generally do not have long-term contracts with us and these customers may terminate their subscriptions at any time without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly subscription cancellations or failures to renew, which we refer to as turnover. Our customers with subscription agreements have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically between one and three years. In the event that these customers do renew their subscriptions, they may choose to renew for fewer users, shorter contract lengths, or for a less expensive subscription plan or edition. We cannot predict the renewal rates for customers that have entered into subscription contracts with us.

Customer turnover, as well as reductions in the number of users for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our subscriptions, the value proposition of our subscriptions or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. Due to turnover and reductions in the number of users for whom a customer subscribes, we have to acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing expenditures could harm our business and results of operations.

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

If we are unable to attract new customers to our subscriptions or upsell to those customers on a cost-effective basis, our business will be materially and adversely affected.

In order to grow our business, we must continue to attract new customers and expand the number of users in, and services provided to, our existing customer base on a cost-effective basis. We use and periodically adjust the mix of advertising and marketing programs to promote our subscriptions. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our subscriptions. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenues generated by such expenses, and we may fail to otherwise experience an increase in revenues or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.

Some of our potential customers learn about us through leading search engines, such as Alphabet Inc. (the parent company of Google Inc.), Yahoo! and Bing. While we employ search engine optimization and search engine marketing strategies, our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, or if search engine companies restrict or prohibit us from using their services, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in search costs could materially and adversely affect our customer acquisition efforts and our results of operations.

Most of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn.

Most of our revenues today come from small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. As the vast majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new small and medium-sized customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

We face significant risks in our strategy to target medium-sized and larger businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.

We currently derive a small portion of our revenues from sales to medium-sized and larger businesses. As we target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services and customization. As we have limited experience selling to larger businesses and international customers, our investment in marketing our subscriptions to these potential customers may not be successful, which could significantly and adversely affect our results of operations and our overall ability to grow our customer base. We also have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. Furthermore, many medium-sized and larger businesses that we target for sales may already purchase business communications and solutions from our larger competitors. As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales, support to individual customers, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our limited sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met. Furthermore, as we have limited experience selling to larger businesses, our investment in marketing our subscriptions to these potential customers may not be successful, which could materially and adversely affect our results of operations and our overall ability to grow our customer base.

We rely significantly on a network of resellers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order both to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of over 2,500 sales agents and resellers, in particular AT&T, which represented 13% of our total revenues in 2015, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationship with AT&T, BT and TELUS, or if these resellers reduce resources committed to reselling the service, our results of operations may suffer.

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

Our solutions allow our customers to use and manage our cloud-based business communications solution on smart devices. As new smart devices and operating systems are released, we may encounter difficulties supporting these devices and services, and we may need to devote significant resources to the creation, support, and maintenance of our mobile applications. In addition, if we experience difficulties in the future integrating our mobile applications into smart devices or if problems arise with our relationships with providers of mobile operating systems, such as those of Apple Inc. or Alphabet Inc. (the parent company of Google Inc.), our future growth and our results of operations could suffer.

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

Our operations depend on our ability to protect our production services from interruption or damage from unauthorized entry, computer viruses or other events beyond our control. We have from time to time been subject to communications fraud and cyber attacks by malicious actors, and denial of service, or DoS, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss. Also, our subscriptions are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown; by maintaining larger volumes of data, RingCentral may become a more attractive target for hackers and other malicious actors. In addition, we use third party vendors which in some cases have access to our data and our customers’ data. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors’ computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems that are caused by or through our or our vendors, customers, employees, business partners, consultants or other Internet users who attempt to invade our or our vendors’ public and private computers, tablets, mobile devices, software, or data or voice networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. We rely on encryption and authentication technology to ensure secure transmission of and access to confidential information, including customer credit card numbers, debit card numbers, direct debit information and customer communications. Advances in computer capabilities, new discoveries in the field of cryptography, discovery of software bugs, social engineering activities or other developments may result in a compromise or breach of the technology we use to protect RingCentral and customer data, or of the data itself.

Additionally, third parties have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information, or CPNI, or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill. Third parties may also attempt to induce employees, consultants or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, our customers or customer information, or our information technology systems. In addition, due to the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems, change and evolve frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information, or CPNI, could result in significant liability to us, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

We also maintain sensitive data related to our employees, strategic partners, and customers including intellectual property, proprietary business information and personally identifiable information on our own systems. We employ layered security measures; however, we may face threats across our infrastructure including unauthorized access, security breaches and other system disruptions.

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

We have recently experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide, and improve and upgrade our systems and infrastructure to attract, service and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers and resellers, develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures and recruit, train and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 85 issued U.S. patents, which expire between 2026 and 2035. We also have 49 patent applications pending examination in the U.S., and 17 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

Due to the fact our subscriptions are complex and we have incorporated a variety of new computer hardware, as well as software that is developed in-house or licensed or acquired from third-party vendors, our subscriptions may have errors or defects that customers identify after they begin using them that could result in unanticipated interruptions of service. Internet-based services frequently contain undetected errors and bugs when first introduced or when new versions or enhancements are released. While the substantial majority of our customers are small and medium-sized businesses, the use of our subscriptions in complicated, large-scale network environments may increase our exposure to undetected errors, failures or bugs in our subscriptions. Although we test our subscriptions to detect and correct errors and defects before their general release, we have from time to time experienced significant interruptions in our subscriptions as a result of such errors or defects and may experience future interruptions of service if we fail to detect and correct these errors and defects. The costs incurred in correcting such defects or errors may be substantial and could harm our results of operations. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our subscriptions.

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

Our services, as well as those of our competitors, are regularly reviewed and commented upon by online and social media sources, as well as computer and other business publications. Negative reviews, or reviews in which our competitors’ products and services are rated more highly than our software solutions, could negatively affect our brand and reputation. From time to time, our customers have expressed dissatisfaction with our services, including dissatisfaction with our customer support, our billing policies and the way our subscriptions operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their subscriptions. In addition, many of our customers participate in social media and online blogs about Internet-based software solutions, including our subscriptions, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. If actions we take or changes we make to our subscriptions upset these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our subscriptions or customer service could materially and adversely impact our ability to attract and retain customers and our business, financial condition and results of operations.

If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.

Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard, or PCI DSS, in the United States and Canada and intend to become PCI DSS-compliant in the U.K. If we fail to maintain compliance with current merchant standards, such as PCI, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and personal identification numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. This usage can result in, among other things, substantial bills to our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and expense that we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our subscriptions are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition and ability to grow our business.

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

In addition, we transitioned from a number of disparate systems and in 2012, we implemented NetSuite, a SaaS enterprise resource planning system, to handle various business, operating and financial processes. In the future we intend to implement a billing system or internally develop an enhanced billing system, to replace our current internally developed billing system. We may also implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

Through RCLEC, we also provide competitive local exchange carrier services, or CLEC services, which are regulated by the FCC as traditional telecommunications services. Our CLEC services depend on certain provisions of the Telecommunications Act of 1996 that require incumbent local exchange carriers, or ILECs, to provide us facilities and services that are necessary to provide our services. Over the past several years, the FCC has reduced or eliminated a number of regulations governing ILECs’ wholesale offerings. If ILECs were no longer required by law to provide such services to us, or ceased to provide these services at reasonable rates, terms and conditions, our business could be adversely affected and our cost of providing CLEC services could increase. This could have a materially adverse impact on our results of operations and cash flows.

Our subscriptions are also subject to a number of other FCC regulations. Among others, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•	requirements to provide E-911 to our customers;
•	contributions to the USF which requires that we pay a percentage of our interstate and international revenues to support certain federal programs;
•	payment of annual FCC regulatory fees based on our interstate and international revenues;
•	rules pertaining to access to our subscriptions by people with disabilities and contributions to the Telecommunications Relay Services fund;
•

rules regarding certain customer information referred to CPNI, which requires that we not use such information without customer approval, subject to certain exceptions and that we file annual certifications regarding CPNI protections; and

•	rules requiring the monitoring and reporting of call quality and call completion rates to rural areas of the United States.

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

Our CLEC subsidiary’s services are subject to regulation by the public utility regulatory agency in those states where we provide local telecommunications services. This regulation includes the requirement to obtain a certificate of public convenience and necessity or other similar licenses prior to offering our CLEC services. We may also be required to file tariffs that describe our CLEC’s services and provide rates for those services. We are also required to comply with state regulations that vary from state to state concerning service quality, disconnection and billing requirements. State commissions also have authority to review and approve interconnection agreements between incumbent phone carriers and CLECs such as our subsidiary, and to conduct arbitration of disputes arising in the negotiation of such agreements.

Both we and our CLEC subsidiary are also subject to state consumer protection laws, as well as U.S. state or municipal sales, use, excise, gross receipts, utility user and ad valorem taxes, fees or surcharges.

International Regulation

As we expand internationally, we may be subject to telecommunications, consumer protection, data protection and other laws and regulations in the foreign countries where we offer our subscriptions. Internationally, we currently offer our subscriptions in Canada and the U.K. We have also launched our new Global Office solution, enabling our multinational customers in the U.S., U.K., and Canada to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection and other laws and regulations in additional countries as we continue to expand our Global Office solution internationally.

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

As a provider of electronic communications services in the U.K., we, through our subsidiary, are subject to regulation in the U.K. by the Office of Communications, or Ofcom. Some of these regulatory obligations include providing access to emergency call services (E999/112) without charge; providing access to operator assistance, directories and directory enquiry services, offering contracts with minimum terms, providing and publishing certain information transparently, providing itemized billing, protecting customer information (including personal data); porting phone numbers upon a valid customer request and implementing a code of practice. We are required to comply with laws and matters relating to, among other things, competition law, distance selling, telecommunications, e-commerce and consumer protection. We must also comply with various reporting and recordkeeping requirements. The requirement to comply with such laws and any future legal or regulatory changes could adversely affect our business and expose us to liability.

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

There are a number of federal, state, local and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. We expect that with the implementation of our Global Office solution, we may become subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.

Within the European Union, or EU, strict laws already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The EU model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. With regard to transfers of personal data from our European customers to the U.S., we have historically relied on a number of measures. First, we adhere to the U.S. Department of Commerce’s Safe Harbor Privacy Principles, and having self-certified to the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EU, to the U.S. Secondly, we have taken contractual and other measures designed to ensure adequate protection for the personal data transferred from the EU to the U.S., including, where appropriate, the implementation of Model Clause agreements. As a result of the October 6, 2015 EU Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “ECJ Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EU. On February 3, 2016, however, the EU and U.S. authorities agreed on the broad principals of a new “Safe Harbor 2.0” regime to replace the Safe Harbor Framework which had been invalidated. In light of the ECJ Ruling, it is possible that some of the other adequate protection measures we have adopted to legitimize the transfer of personal data may also be vulnerable to challenge by the ECJ in the same vein as the Safe Harbor Framework. We anticipate engaging in additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EU to the U.S., and may find it necessary or desirable to make other changes to our personal data handling in light of the ECJ Ruling. These changes may entail, for example, adopting measures to ensure compliance with Safe Harbor 2.0 and/or to ensure the other adequate protection measures remain compliant. We may be unsuccessful in establishing compliant means for us to transfer such personal data from the EU or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by European or multinational customers to use our solutions as a result of the ECJ Ruling. We may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EU are legitimized under EU Directive 95/46/EC and applicable member states’ implementations thereof.

Additionally, the text of a new General Data Protection Regulation (GDPR) has been approved, which strengthens the existing data protection regulations in the EU. The GDPR is set to enter into full force during 2018 and its provisions increasing the maximum level of fines that EU regulators may impose to the greater of €100 million or 4% of worldwide annual sales. Such fines would be in addition to the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss. As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. Canadian, anti-spam legislation, or CASL, prescribes certain rules regarding the use of electronic messages for commercial purposes that took effect on July 1, 2014. CASL also contains provisions that took effect in January 2015, imposing certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to $10 million and a private right of action, and the CRTC has begun actively enforcing the law and penalization non-compliant organizations. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our products and subscriptions and our customers’ ability to use our products and subscriptions, and could require us to modify the features and functionality of our products and subscriptions. In 2015, Canada’s privacy legislation was amended to implement mandatory data breach notification requirements and fines of up to $100,000 per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. The amendments are not yet in force pending approval of related regulations, which is expected sometime in 2016. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and subscriptions. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

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

Additionally, as a provider of electronic communications services in the U.K., we are subject to regulation in the U.K. by Ofcom. Similar to the requirements in the U.S., Ofcom requires electronic communications providers, such as our company, to provide all users access to both 112 (EU-mandated) and 999 (U.K.-mandated) emergency service numbers at no charge. Ofcom also requires us to clearly and transparently inform our users of any emergency service limitations on their device including by way of labels and network announcements.

We provide E-911/999/112 service in compliance with the Ofcom, the CRTC and the FCC’s rules, as applicable, to substantially all of our customers’ interconnected VoIP lines. In some circumstances, 911/999/112 calls may be routed to a national emergency call center that routes the call to the appropriate PSAP. In addition, certain of our Internet voice communications services that work with mobile devices and are accessed through Wi-Fi networks may not be able to complete 911/999/112 calls. The FCC is considering requiring providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. In Canada, the CRTC requires providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. The adoption of such a requirement in the U.S. could increase our costs and make our service more expensive, which could adversely affect our results of operations.

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

We could be subject to enforcement action by the FCC, the CRTC or Ofcom for our customer lines that cannot provide E-911/999/112 service in accordance with regulatory requirements. This enforcement action could result in significant monetary penalties and restrictions on our ability to offer non-compliant subscriptions.

Customers may in the future attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted or uncompleted emergency service calls or text messages. The New and Emerging Technologies 911 Improvement Act of 2008 provides that Internet voice communications providers and interconnected text messaging providers have the same protections from liability for the operation of 911 service as traditional wire-line and wireless providers. Limitations on liability for the provision of 911 service are normally governed by state law, but these limitations typically are not absolute. It is also unclear whether the limitations on liability would apply to those customer lines for which we do not provide E-911 service. In the U.K., by law we cannot limit our liability for any death or injury arising out of our negligence, including as a result of emergency service calls that are delayed, misrouted or uncompleted due to our negligence. In Canada, the CRTC does not permit any limitation of liability related to the provision of E-911 services that is due to our gross negligence or where negligence on the part of a service provider results in physical injury, death or damage to the customer's property or premises. In addition, Canadian provincial consumer protection laws may constrain our ability to limit liability to our non-business customers for any liability caused due to the 911 shortfalls inherent in Internet voice communications services.

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

We also contract with third parties to provide E-911 services and 999/112 services (in the U.K.), including assistance in routing emergency calls and terminating E-911/999/112 calls. Our providers operate a national call center that is available 24 hours a day, seven days a week, to receive certain emergency calls and maintain PSAP (Emergency Call Handling in the U.K.) databases for the purpose of deploying and operating E-911/999/112 services. On mobile devices, we generally rely on the underlying cellular or wireless carrier to provide E-911/999/112 services. Interruptions in service from our vendors could cause failures in our customers’ access to E-911/999/112 services and expose us to liability and damage our reputation.

If any of these third parties do not provide reliable, high-quality service, our reputation and our business will be harmed. In addition, industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.

We are in the process of expanding our international operations, which exposes us to significant risks.

To date, we have not generated significant revenues from outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries, including software development operations in Russia and China, and software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines, and we expect to grow our international presence in the future, including through the launch of our new Global Office solution. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations, such as Charlotte, North Carolina; Boca Raton, Florida; London, England and Xiamen, China, where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

Finally, the application of other indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area. In November 2007, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet. Since then it has been extended several times, with the current continuing resolution extending it until October, 2016. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new, or future laws, whether in the U.S. or internationally, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $170.2 million and $117.0 million, respectively, available to offset future taxable income, due to prior period losses, which, if not utilized, will begin to expire in 2023 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

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

Except for an insignificant amount of deferred tax assets recognized in connection with NOLs in the Netherlands, no deferred tax assets have been recognized on our consolidated balance sheets related to these NOLs, as they are fully offset by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our initial public offering or another offering, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm, KPMG LLP, is required to and has issued an attestation report as of December 31, 2015. While management concluded internal control over financial reporting was effective as of December 31, 2015, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. Transferring numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our subscriptions must maintain both our subscription and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on third-party carriers to transfer these numbers, a process that we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires Internet voice communications providers, which are companies like us that provide subscriptions similar to traditional phone companies, including the ability to make calls to and receive calls from the public phone network, to comply with specified number porting timeframes when customers leave our subscription for the services of another provider. In Canada, the CRTC has imposed a similar number portability requirement on subscription providers like us. Similarly in the U.K., Ofcom requires providers of electronic communications services, like us, to provide number portability as soon as practicable and on reasonable terms. If we, or our third-party carriers, are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties, including, in the U.K., compensation payable to our customers. Additionally, in the U.S., both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

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

Any difficulties in our transition to a new agency model to provide almost all phones purchased by our customers could have a material adverse effect on our business, financial condition and results of operations.

We recently entered into a sales agency agreement with Westcon Group, Inc., or Westcon, a global distributor of communications devices, to provide directly most of the phones purchased by our customers. Under this new agreement, Westcon will provide phones directly to our customers instead of us purchasing phones from third-party vendors and then reselling the phones to our customers. While we are hopeful that this transition to a sales agency model will be successful, there may be difficulties with training our sales force, billing, delivery logistics, configuration for use with our services, and compatibility with our customers’ existing telecommunications infrastructure. Any transition difficulties may delay or prevent our customers from utilizing our solutions, or may require us to explore alternative supply arrangements or configuration solutions at our own expense, all of which could have a material adverse effect on our business, financial condition and results of operations.

We currently depend on three suppliers and one fulfillment agent to configure and deliver the phones that we sell and will in the future depend on Westcon to sell and deliver them directly to our customers, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We rely on Cisco Systems, Inc., Polycom, Inc., and Yealink Network Technology Co., Ltd. to provide phones that we and Westcon offer for sale to our customers that use our subscriptions, and we rely on one fulfillment agent to configure and deliver the phones that we sell directly to our customers. Beginning in the first quarter of 2016, Westcon will sell and deliver the majority of the phones purchased by our customers, as well as configure them for use with our subscriptions. As a sales agent for Westcon, we will have lesser control of the availability, design, function, quality, reliability, customer service or branding of these phones or configuration services. Although we will be assisting in the marketing and promoting of these phones in connection with our services and will provide Westcon with advisory recommendations on the retail pricing of these phones, we will have lesser control of either the marketing and promotion or the pricing of these phones or any configuration services. Accordingly, we could be adversely affected if Westcon fails to maintain competitive phones or configuration services, or fails to continue to make them available on attractive terms, or at all.

If Westcon is unable to deliver phones of acceptable quality, or if there is a reduction or interruption in Westcon’s ability to supply the phones in a timely manner, our ability to bring services to market, the reliability of our subscriptions and our relationships with customers or our overall reputation in the marketplace could suffer, which could cause us to lose revenue. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents.

If our vendor-supplied phones are not able to interoperate effectively with our own back-end servers and systems, our customers may not be able to use our subscriptions, which could harm our business, financial condition and results of operations.

Phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones used by our customers are manufactured by only three third-party providers: Cisco Systems, Inc., Polycom, Inc., and Yealink Network Technology Co., Ltd. If any of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be cancelled, which would harm our business, financial condition and results of operations.

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

The stock market in general, and the market for SaaS and other technology-related stocks in particular, has been highly volatile. As a result, the market price and trading volume for our Class A common stock has been and may continue to be highly volatile, and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A common stock to fluctuate significantly include:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources, and these costs and demands may become greater especially now that we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

In addition, we are now required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, to include increased disclosure regarding executive compensation in our periodic reports and proxy statements, and to hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved by the stockholders. We may incur increasing expenses and devote substantial management efforts toward ensuring continued compliance with these requirements.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 70% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our pre-offering stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

Our corporate headquarters is located in Belmont, California, and consists of approximately 84,000 square feet of office space, under a lease that expires in July 2021.

We also lease offices in Denver, Colorado; Charlotte, North Carolina; Boca Raton, Florida; London, England; and Xiamen, China. In addition, we lease space from third party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna, Virginia; San Jose, California; Amsterdam, the Netherlands; and Zurich, Switzerland. We expect to expand our facilities and datacenter capacity during the year ending December 31, 2016. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2015 and 2014, we did not have any significant ongoing legal matters and did not have any accrued liabilities recorded for such loss contingencies.

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

The following table sets forth for the indicated periods the high and low closing sales prices of our Class A common stock as reported by the New York Stock Exchange:

	High	Low
Year ended December 31, 2015:
First quarter	$16.32	$13.50
Second quarter	$19.41	$15.35
Third quarter	$20.70	$16.40
Fourth quarter	$25.47	$17.80
Year ended December 31, 2014:
First quarter	$23.65	$17.25
Second quarter	$18.87	$11.33
Third quarter	$15.80	$11.53
Fourth quarter	$15.06	$10.02

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

Stockholders

As of February 22, 2016, there were 32 stockholders of record of our Class A common stock and Class B common stock. Because most of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Sale of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On October 2, 2013, we closed our initial public offering (IPO) whereby 8,625,000 shares of Class A common stock, which included 8,545,000 shares of Class A common stock sold by us (including 1,125,000 shares of common stock from the exercise of the overallotment option of shares granted to the underwriters), and 80,000 shares of Class A common stock sold by the selling stockholders, were sold at a price of $13.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190815). Goldman, Sachs & Co., J.P. Morgan, BofA Merrill Lynch, Allen & Company LLC, and Raymond James acted as the underwriters. We did not receive any proceeds from the sales of shares by the selling stockholders. The Company received aggregate proceeds of $103.3 million from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3.9 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 27, 2013 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Use of Proceeds from Secondary Public Offering of Common Stock

On March 11, 2014, we closed our secondary public offering whereby 7,991,551 shares of Class A common stock, which included 2,791,551 shares of Class A common stock sold by us (including 791,551 shares of common stock from the exercise of the overallotment option of shares granted to the underwriters), and 5,200,000 shares of Class A common stock sold by the selling stockholders, were sold at a price of $21.50 per share. The offer and sale of all of the shares in the secondary public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194132). Goldman, Sachs & Co., J.P. Morgan, BofA Merrill Lynch, Raymond James, William Blair, Oppenheimer & Co., Macquarie Capital, and Northland Capital Markets acted as the underwriters. We did not receive any proceeds from the sales of shares by the selling stockholders. The Company received aggregate proceeds of $57.2 million from the secondary public offering, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $1.1 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 5, 2014 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The graph below compares the cumulative total return on our Class A common stock with that of the Russell 2000 Index and the Nasdaq Computer Index. The period shown commences on September 27, 2013, the first day our Class A common stock was listed on the New York Stock Exchange, and ends on December 31, 2015, the end of our last fiscal year. The graph assumes $100 was invested at the close of market on September 27, 2013 in the Class A common stock of RingCentral, Inc., or on September 30, 2013 in the Russell 2000 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

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

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data
Revenues:
Software subscriptions	$271,245	$200,098	$145,995	$105,693	$71,915
Product	24,983	19,789	14,510	8,833	6,962
Total revenues	296,228	219,887	160,505	114,526	78,877
Cost of revenues:
Software subscriptions (1)	66,354	58,673	47,230	36,215	26,475
Product	20,917	18,100	14,289	8,688	6,523
Total cost of revenues	87,271	76,773	61,519	44,903	32,998
Gross profit	208,957	143,114	98,986	69,623	45,879
Operating expenses:
Research and development (1)	52,924	44,582	33,399	24,450	12,199
Sales and marketing (1)	139,851	104,827	72,336	54,566	34,550
General and administrative (1)	47,114	38,910	34,284	24,434	12,969
Total operating expenses	239,889	188,319	140,019	103,450	59,718
Loss from operations	(30,932)	(45,205)	(41,033)	(33,827)	(13,839)
Other income (expense), net:
Interest expense	(1,123)	(2,007)	(5,384)	(1,503)	(158)
Other income (expense), net	(1,307)	(1,031)	274	32	109
Other income (expense), net	(2,430)	(3,038)	(5,110)	(1,471)	(49)
Loss before provision (benefit) for income taxes	(33,362)	(48,243)	(46,143)	(35,298)	(13,888)
Provision (benefit) for income taxes	(1,263)	97	(45)	92	15
Net loss	$(32,099)	$(48,340)	$(46,098)	$(35,390)	$(13,903)
Net loss per common share:
Basic and diluted	$(0.46)	$(0.72)	$(1.39)	$(1.58)	$(0.64)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	70,069	66,818	33,155	22,353	21,678

(1)	Share-based compensation expense is included in our results of operations as follows (in thousands):

	Year ended December 31,
	2015	2014	2013	2012	2011
Cost of revenues	$2,054	$1,294	$539	$235	$141
Research and development	5,387	3,343	1,495	837	260
Sales and marketing	7,200	5,260	1,313	651	297
General and administrative	7,447	5,619	4,193	1,379	490
Total share-based compensation expense	$22,088	$15,516	$7,540	$3,102	$1,188

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$137,588	$113,182	$116,378	$37,864	$13,577
Short-term investments	$—	$28,479	$—	$—	$—
Working capital surplus (deficit)	$90,472	$83,513	$75,005	$(484)	$(5,147)
Total assets	$214,813	$188,337	$145,185	$63,354	$27,362
Deferred revenue	$36,657	$25,586	$16,552	$11,291	$9,042
Debt and capital lease obligations	$19,040	$25,621	$34,821	$21,079	$979
Convertible preferred stock	$—	$—	$—	$74,020	$44,109
Total stockholders' equity	$110,132	$96,505	$63,515	$71	$1,452

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We primarily generate revenues by selling software subscriptions of our RingCentral Office, RingCentral Professional, RingCentral Fax, and RingCentral Contact Center offerings. RingCentral Office is offered at monthly subscription rates, varying by the specific functionalities and services and the number of users. RingCentral Office customers generally pay higher monthly subscription rates than customers of our other service offerings. RingCentral Professional is offered at monthly subscription rates that vary based on the desired amount of minutes usage and extensions allotted to the plan. RingCentral Fax is offered at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan. In addition, RingCentral Contact Center is also offered as a monthly subscription based on three editions with varying features and capabilities.

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card. However, as the number of RingCentral Office customers grows, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. We also expect our level of prepayments by larger customers to increase, accordingly our level of deferred revenue may increase. For fiscal 2015, 2014 and 2013, software subscriptions revenue accounted for more than 90% of our total revenues. The remainder of our revenues has been primarily comprised of product revenue from the sale of pre-configured office phones. We do not develop, manufacturer, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers. In January 2016, we entered into a sales agency agreement with Westcon Group, Inc., or Westcon, a global distributor of communications devices, to provide directly most of the phones purchased by our customers. Under this new agreement, Westcon will provide phones directly to our customers instead of us purchasing phones from third-party vendors and then reselling the phones to our customers.

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

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. In the case of our carrier partners, who resell our product to multiple companies, we consider each reseller to be a single customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of users per customer generally correlates closely to the number of employees within a customer account. For the years ended December 31, 2015 and 2014, AT&T, one of our resellers, accounted for 13% and 12% of our total revenues and 12% and 11% of our software subscriptions revenues, respectively. For the year ended December 31, 2013, no single customer accounted for more than 10% of our total revenues. As of December 31, 2015, we had customers from industries including advertising, finance, healthcare, legal services, non-profit organizations, real estate, retail and technology. In October of 2013, we launched our United Kingdom operations, however for the fiscal years ended December 31, 2015, 2014 and 2013, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the United Kingdom and beyond.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels and scale internationally.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $296.2 million, $219.9 million and $160.5 million in fiscal years ended December 31, 2015, 2014 and 2013, respectively, generating year-over-year increases of 35% and 37%, respectively. We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $32.1 million, $48.3 million and $46.1 million in fiscal years 2015, 2014 and 2013, respectively.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (ARR) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions in effect at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2015 were $26.5 million. As such, our Annualized Exit Monthly Recurring Subscriptions at December 31, 2015 were $317.4 million compared to $237.5 million at December 31, 2014.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (Office ARR) in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at December 31, 2015 were $247.4 million compared to $170.5 million at December 31, 2014.

Net Monthly Subscription Dollar Retention Rate

We believe that our Net Monthly Subscription Dollar Retention Rate provides insight into our ability to retain and grow software subscriptions revenue, as well as our customers’ potential long-term value to us. We believe that our ability to retain our customers and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and we use these trends in order to formulate financial projections and make strategic business decisions. We define our Net Monthly Subscription Dollar Retention Rate as (i) one plus (ii) the quotient of Dollar Net Change divided by Average Dollar Monthly Recurring Subscriptions.

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

Our key business metrics for the five quarterly periods ended December 31, 2015 were as follows (dollars in millions):

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$317.4	$297.5	$274.6	$253.7	$237.5
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$247.4	$227.7	$205.4	$185.4	$170.5

Components of Results of Operations

Revenues

Our revenues for the years presented, consisted of software subscriptions and product revenues. Our software subscriptions revenue includes all fees billed in connection with subscriptions to our RingCentral Office, RingCentral Professional, RingCentral Fax, and RingCentral Contact Center. These fees include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, recurring administrative cost recovery fees, one-time fees and other recurring fees related to our subscriptions. We provide our subscriptions to our customers pursuant to contractual arrangements that range in duration from one month to three years. We provide our subscriptions to our customers pursuant to either “click through” online agreements for service terms up to one year or written agreements when the arrangement is expected to be one year or longer. We offer our subscriptions based on the functionalities and services selected by a customer, and generally our subscription arrangements automatically renew for additional period at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.

We generally bill our software subscription fees in advance. We recognize software subscription revenue over the term of the agreement, except for one-time fees, which we recognize ratably on a straight-line basis over the period of the estimated average customer life and for variable usage-based fees, which we recognize over the estimated usage period in a manner that approximates actual usage. Amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet.

Our software subscriptions revenue is primarily driven by recurring subscription solutions. Historically, we have acquired more new customers in the first and third quarters of a fiscal year. However, we have seen this trend become less pronounced as our business has grown, as sales of RingCentral Office have accounted for a higher percentage of our total revenues, and as we increase sales to larger customers.

Our product revenue consists primarily of the sale of pre-configured office phones used in connection with our software subscriptions and include shipping and handling fees. Product revenue is billed at the time the order is received and recognized when the product has been delivered to the customer. We also have revenue from professional implementation services mainly for our larger customers.

During the years presented, we sold our products as a convenience for a total solution to our customers when they subscribe to our services. Subsequent to year-end, we signed an agreement with Westcon Group, Inc., or Westcon, a global distributor of communications devices. The new agreement will leverage Westcon’s capabilities to configure, sell and support physical phone devices to our customers. We will continue to serve our customers who would like to buy phones by acting as an agent on behalf of Westcon. Responsibility for fulfillment of the obligation, inventory, accounts receivable, and warranty service will be transferred to Westcon. Once implemented, most of the revenue for physical phones will be with Westcon and will no longer be on our consolidated statements of operations. Instead, we will receive a commission from Westcon for our referral of sales to them. The agreement is effective immediately and is expected to be implemented over the next few months.

We will replace the Product Revenue line on our consolidated statements of operations with a line called “Other Revenue”, which will mainly include commission revenue as an agent of Westcon, professional implementation services mainly for our larger customers, residual product revenue during the intermediary period of phasing the inventory to Westcon, and a small amount of product revenues coming from subsidized phones that we may occasionally offer, particularly in competitive bidding process.

We also generate software subscriptions and product revenues through sales of our subscriptions and products by resellers. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts retained by our resellers are recorded as sales and marketing expenses. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the service or product, establish pricing of the arrangement, assume credit and inventory risk, and are the primary obligor in the arrangement. When a reseller assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues at the net amount remitted to us by the reseller. Revenue from resellers has predominantly been recorded on a gross basis for all periods presented.

Cost of Revenues and Gross Margin

Our cost of software subscriptions revenue primarily consists of fees that we pay to third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place our servers in data centers owned by third parties, depreciation of equipment, along with related utilities and maintenance costs, personnel costs associated with customer care and support of the functionality of our platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology.

We define software subscriptions gross margins as software subscriptions revenue minus the cost of software subscriptions revenue expressed as a percentage of software subscriptions revenue. We expect our software subscriptions gross margin to increase modestly over time, although it may fluctuate from period to period depending on all of these factors including seasonality.

Cost of product revenue is comprised primarily of the cost associated with purchased phones, as well as personnel costs for contractors, and allocated costs of facilities and information technology related to the procurement, management, and shipment of phones.

Operating Expenses

We classify our operating expenses as research and development, sales and marketing and general and administrative expenses.

Our research and development efforts are focused on developing new and expanded features for our products, integrations with distributors and other software platforms and improvements to our backend architecture. Research and development expenses consist primarily of personnel costs for employees and contractors, including share-based compensation expenses, and allocated costs of facilities and information technology, software tools, amortization of acquired technology intangibles, and product certification. We expense research and development costs as incurred, except for certain internal-use software development costs that we capitalize. We believe that continued investment in our products is important for our future growth, and we expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities, including share-based compensation expenses, internet advertising fees, radio and billboard advertising, public relations, commissions paid to employees, resellers and other third parties, trade shows, travel expenses, credit card fees, marketing and promotional activities, amortization of acquired customer relationship intangibles, and allocated costs of facilities and information technology. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future as we expand our sales and marketing efforts domestically and internationally and continue to build our brand, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.

General and administrative expenses consist primarily of personnel costs, including share-based compensation expenses, for employees and contractors engaged in infrastructure and administrative activities to support the day-to-day operations of our business. Other significant components of general and administrative expenses include professional service fees, allocated costs of facilities and information technology, cost of compliance with certain government imposed taxes, and the costs of legal matters, business acquisition costs, and loss contingencies. We incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future, although these expenses may fluctuate as a percentage of our total revenues from period to period, depending on the timing of these expenses.

Quarterly Revenue Trends

Our software subscriptions revenue is primarily driven by recurring subscription services. Historically, we have acquired more new customers in the first and third quarters of a fiscal year. However, we have seen this trend become less pronounced as our business has grown, sales of RingCentral Office have accounted for a higher percentage of our total revenues, and as we move up-market to target and acquire larger customers.

Quarterly Operating Expenses Trends

Operating expenses are primarily driven by employee-related expenses and by sales and marketing programs, and have been relatively consistent as a percentage of revenues. We experience some seasonality in spending on sales and marketing as a percentage of revenue as we spend relatively less on marketing programs in the third and fourth quarters due to the summer and year-end vacation periods and November and December holidays. However, this trend may not continue as we acquire larger customers.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2015	2014	2013
Revenues:
Software subscriptions	$271,245	$200,098	$145,995
Product	24,983	19,789	14,510
Total revenues	296,228	219,887	160,505
Cost of revenues:
Software subscriptions	66,354	58,673	47,230
Product	20,917	18,100	14,289
Total cost of revenues	87,271	76,773	61,519
Gross profit	208,957	143,114	98,986
Operating expenses:
Research and development	52,924	44,582	33,399
Sales and marketing	139,851	104,827	72,336
General and administrative	47,114	38,910	34,284
Total operating expenses	239,889	188,319	140,019
Loss from operations	(30,932)	(45,205)	(41,033)
Other income (expense), net:
Interest expense	(1,123)	(2,007)	(5,384)
Other income (expense), net	(1,307)	(1,031)	274
Other income (expense), net	(2,430)	(3,038)	(5,110)
Loss before provision (benefit) for income taxes	(33,362)	(48,243)	(46,143)
Provision (benefit) for income taxes	(1,263)	97	(45)
Net loss	$(32,099)	$(48,340)	$(46,098)

Percentage of Total Revenues

	Year ended December 31,
	2015	2014	2013
Revenues:
Software subscriptions	92%	91%	91%
Product	8	9	9
Total revenues	100	100	100
Cost of revenues:
Software subscriptions	22	27	29
Product	7	8	9
Total cost of revenues	29	35	38
Gross margin	71	65	62
Operating expenses:
Research and development	18	20	21
Sales and marketing	47	48	45
General and administrative	16	18	21
Total operating expenses	81	86	87
Loss from operations	(10)	(21)	(26)
Other income (expense), net:
Interest expense	—	(1)	(3)
Other income (expense), net	—	—	—
Other income (expense), net	—	(1)	(3)
Loss before provision (benefit) for income taxes	(10)	(22)	(29)
Provision (benefit) for income taxes	—	—	—
Net loss	(10)%	(22)%	(29)%

Comparison of Fiscal Years Ended December 31, 2015, 2014 and 2013:

Revenues

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Revenues:
Software subscriptions	$271,245	$200,098	$71,147	36%	$200,098	$145,995	$54,103	37%
Product	24,983	19,789	5,194	26%	19,789	14,510	5,279	36%
Total revenues	$296,228	$219,887	$76,341	35%	$219,887	$160,505	$59,382	37%
Percentage of revenues:
Software subscriptions	92%	91%			91%	91%
Product	8	9			9	9
Total	100%	100%			100%	100%

Software subscriptions revenue increased by $71.1 million and $54.1 million or 36% and 37% from fiscal years 2014 to 2015 and from 2013 to 2014, respectively. The increases from fiscal years 2014 to 2015 and from 2013 to 2014 were primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our software subscriptions revenue mix contained a higher proportion of RingCentral Office customers in each successive period, which carry a higher monthly subscription rate versus our other product offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the trends for these factors have varied from period to period as some customers made a small initial user subscription followed by larger additional user subscriptions, while other customers made a large initial user subscription followed by smaller additional user subscriptions. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions also varied significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures of 33% and 45% from 2014 to 2015 and from 2013 to 2014, respectively, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our products.

Product revenue increased by $5.2 million and $5.3 million, or 26% and 36%, period over period, from fiscal years 2014 to 2015 and from 2013 to 2014, respectively. The increases were primarily due to increased phone sales driven by the growth of new customers of RingCentral Office that use physical phones.

Cost of Revenues and Gross Margin

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Cost of revenues:
Software subscriptions	$66,354	$58,673	$7,681	13%	$58,673	$47,230	$11,443	24%
Product	20,917	18,100	2,817	16%	18,100	14,289	3,811	27%
Total cost of revenues	$87,271	$76,773	$10,498	14%	$76,773	$61,519	$15,254	25%
Percentage of revenues:
Software subscriptions	22%	27%			27%	29%
Product	7%	8%			8%	9%
Gross margins:
Software subscriptions	76%	71%			71%	68%
Product	16%	9%			9%	2%
Total gross margin %	71%	65%			65%	62%

Cost of software subscriptions revenue increased by $7.7 million, or 13%, from fiscal years 2014 to 2015. The increase from fiscal years 2014 to 2015 were primarily due to an increase of $6.0 million in personnel costs for employees and contractors, including increased share-based compensation expenses of $0.8 million and an increase of $0.7 million in depreciation expenses. The increase in personnel costs for employees and contractors were primarily due to an increase of 16% in ending average headcount. The higher depreciation charges reflect increased deployment of hardware to enhance our ability to carry our own telecommunications traffic in certain regional markets. The increases in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.

Cost of software subscriptions revenue increased by $11.4 million, or 24%, from fiscal years 2013 to 2014. The increase from fiscal years 2013 to 2014 was primarily due to an increase of $4.7 million in personnel costs for employees and contractors, including increased share-based compensation expenses of $0.8 million, an increase of $3.6 million in third-party telecommunications service provider fees, and an increase of $0.5 million in depreciation expenses. Average ending headcount for the fiscal year ended December 31, 2014 was flat from 2013 to 2014. The higher personnel costs for the fiscal year ended December 31, 2014 compared to the prior year were primarily due to a higher percentage mix of full-time employees versus contractors. The higher third-party telecommunications service provider fees were a function of higher call traffic generated by our growing customer base. The higher depreciation charges reflect increased deployment of hardware to enhance our ability to carry our own telecommunications traffic in certain regional markets. The increase in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.

Cost of product revenue increased by $2.8 million and $3.8 million, or 16% and 27%, from fiscal years 2014 to 2015 and from 2013 to 2014, respectively. The increases from fiscal years 2014 to 2015 and from 2013 to 2014 were due to increases in phone sales, which were primarily driven by the growth in new RingCentral Office customers that use physical phones.

Our total gross margin percentages were 71%, 65% and 62% for fiscal years 2015, 2014 and 2013, respectively and improved sequentially year over year primarily due to improvements in our software subscription gross margins. The sequential improvements in software subscription gross margin, period over period, were primarily due to a reduction in unit fees that we paid to third-party telecommunications service providers, and economies of scale in our operations personnel and infrastructure. The sequential improvements in product gross margin, period over period, were primarily due to better inventory management and fewer customer discounts given on our phones.

Research and Development

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Research and development	$52,924	$44,582	$8,342	19%	$44,582	$33,399	$11,183	33%
Percentage of total revenues	18%	20%			20%	21%

Research and development expenses increased by $8.3 million, or 19%, from fiscal years 2014 to 2015. The increases from fiscal years 2014 to 2015 was primarily due to increases in personnel costs for employees and contractors of $3.9 million, including increased share-based compensation expenses of $2.0 million, a $1.3 million charge related to certain software for internal use that is no longer usable, and $0.4 million of intangibles amortization expense from the acquisition of Glip. The higher personnel costs, period over period, from fiscal years 2014 to 2015, were primarily due to a 17% increase in ending average headcount. The increases in research and development headcount were in support of the development of additional software development projects for our cloud-based and mobile applications.

Research and development expenses increased by $11.2 million, or 33%, from fiscal years 2013 to 2014. The increases from fiscal years 2013 to 2014 were primarily due to increases in personnel costs for employees and contractors of $10.4 million, including increased share-based compensation expenses of $1.8 million. The higher personnel costs, period over period, from fiscal years 2013 to 2014, were primarily due to a 12% increase in ending average headcount. The increases in research and development headcount were in support of the development of additional software development projects for our cloud-based and mobile applications.

We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in future software development projects for our cloud-based and mobile applications.

Sales and Marketing

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Sales and marketing	$139,851	$104,827	$35,024	33%	$104,827	$72,336	$32,491	45%
Percentage of total revenues	47%	48%			48%	45%

Sales and marketing expenses increased by $35.0 million, or 33%, from fiscal years 2014 to 2015. These increases were primarily due to increases in personnel costs for employees and contractors of $15.9 million, including higher share-based compensation expenses of $1.9 million, increases in other sales and marketing related activities of $15.1 million, and increases of $0.2 million of intangibles amortization expense from the acquisition of Glip. The higher personnel costs, period over period, from fiscal years 2014 to 2015, were primarily due to 19% increases in ending average headcount. We hired additional sales personnel to focus on adding new customers, including larger sized customers, and increasing penetration within our existing customer base. The increases in other sales and marketing related activities, period over period, from fiscal years 2014 to 2015, were primarily due to increases in third-party resellers sales commissions of $6.2 million and increases in internet advertising costs of $6.4 million. The increases in sales and marketing headcount and other expense categories described herein were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and United Kingdom markets.

Sales and marketing expenses increased by $32.5 million, or 45%, from fiscal years 2013 to 2014. These increases were primarily due to increases in personnel costs for employees and contractors of $15.6 million, including higher share-based compensation expenses of $3.9 million, and increases in other sales and marketing related activities of $13.3 million. The higher personnel costs, period over period, from 2013 to 2014, were primarily due to 16% increases in ending average headcount. We hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. The increases in other sales and marketing related activities, period over period, from fiscal years 2013 to 2014, were primarily due to increases in third-party resellers sales commissions of $5.7 million and increases in internet advertising costs of $4.2 million. The increases in sales and marketing headcount and other expense categories described herein were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and United Kingdom markets.

We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, the United Kingdom and other markets.

General and Administrative

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
General and administrative	$47,114	$38,910	$8,204	21%	$38,910	$34,284	$4,626	13%
Percentage of total revenues	16%	18%			18%	21%

General and administrative expenses increased by $8.2 million, or 21%, from fiscal years 2014 to 2015. The increase was primarily due to increases in personnel costs for employees and contractors of $4.5 million, including higher share-based compensation expenses of $1.8 million, increases in fees for professional services of $1.8 million, and $0.8 million of acquisition related costs from the acquisition of Glip. The increase in personnel costs for employees and contractors were primarily due to an increase of 12% in ending average headcount.

General and administrative expenses increased by $4.6 million, or 13%, from fiscal years 2013 to 2014. The increase was primarily due to an increase in personnel costs for employees and contractors of $6.8 million in the current period offset by legal contingency charges of $3.1 million recorded in fiscal year 2013 that was not recurring. The legal contingency charges were related to the CallWave legal settlement matter, which was settled and paid out during fiscal year 2013. The $6.8 million increase in personnel costs for employees and contractors, including share-based compensation expenses of $1.4 million were primarily due to an increase of 24% in ending average headcount. The increase in headcount was a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Other Income (expense), net

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Interest expense	$(1,123)	$(2,007)	$884	(44)%	$(2,007)	$(5,384)	$3,377	(63)%
Other income (expense), net	(1,307)	(1,031)	(276)	27%	(1,031)	274	(1,305)	(476)%
Other income (expense), net	$(2,430)	$(3,038)	$608	(20)%	$(3,038)	$(5,110)	$2,072	(41)%

Other income (expense), net, decreased by $0.6 million from fiscal 2014 to 2015 primarily due to lower interest expense offset by higher foreign currency losses. The decrease in interest expense is a result of lower balances of debt outstanding. At December 31, 2015 and 2014, there was $18.6 million and $24.6 million of total debt outstanding, respectively. For the year ended 2014, the Company incurred foreign currency transaction losses of $1.1 million and for the year ended 2015, the Company incurred foreign currency transaction losses of $1.4 million.

Other income (expense), net, decreased by $2.1 million from fiscal 2013 to 2014 primarily due to lower interest expense partially offset by foreign currency transaction losses. The decrease in interest expense was driven by $1.8 million loss on the early payment of debt incurred in 2013 combined with lower interest rates due to the refinancing of certain debt obligations in December 2013. At December 31, 2014 and 2013, there was $24.6 million and $34.2 million of total debt outstanding, respectively. For the year ended 2013, the Company incurred foreign currency transaction gains of $0.2 million, and for the year ended 2014, the Company incurred foreign currency transaction losses of $1.1 million.

Liquidity and Capital Resources

As of December 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $137.6 million. Our cash and cash equivalents are comprised primarily of money market funds. To date, we have financed our operations primarily through proceeds from our initial public offering (IPO) completed in October 2013, proceeds from our secondary public offering completed in March 2014, and sales to our customers. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

A majority of our customers are on 30-day subscription periods and billed at the beginning of each subscription period via credit card. Some of our customers enter into subscription periods longer than 30 days. An increasing number of our customers are invoiced net 30 days, and billed for longer periods up to a year. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of December 31, 2015 and 2014, we had deferred revenue of $36.7 million and $25.6 million, respectively. We will recognize this deferred revenue when all of the revenue recognition criteria are met.

As of December 31, 2015, the carrying value of the bank loans totaled $18.6 million. The balance consists of $7.8 million under a Loan and Security Agreement with Silicon Valley Bank, or SVB, and $10.8 million under a revolving line of credit pursuant to an amended loan and security agreement with SVB dated August 14, 2013, or Amended SVB Credit Agreement.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, international expansion, research and development, increased general and administrative expenses to support the anticipated growth in our operations, including being a public company, capital equipment required to support our growing headcount and equipment required in connection with our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash, cash equivalents and cash generated from operations are not sufficient to fund our future operations and capital expenditures, we may need to raise additional funds through public or private equity or additional bank or other debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing which may not be available on terms favorable to us or at all.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Year ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$5,086	$(11,430)	$(23,771)
Net cash provided by (used in) investing activities	6,366	(46,661)	(10,919)
Net cash provided by financing activities	12,637	54,787	113,233
Effect of exchange rate changes	317	108	(29)
Net increase (decrease) in cash and cash equivalents	$24,406	$(3,196)	$78,514

Net Cash Provided by (Used in) Operating Activities

Cash used in operating activities is influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software, and the amount and timing of customer payments. Cash used in operating activities has historically come from net losses offset by non-cash expense items, such as depreciation and amortization of property and equipment, and share-based compensation, as well as working capital sources of cash driven by increases in deferred revenue, accounts payable and accrued liabilities. As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect to continue to use cash in our operating activities.

Net cash provided by operating activities was $5.1 million for the year ended December 31, 2015 compared to a use of cash of $11.4 million for the year ended December 31, 2014. Net cash provided by operating activities for the year ended December 31, 2015 was primarily due to a $32.1 million net loss, which was more than offset by $37.1 million in net non-cash expense items. Included in net non-cash expense items was $22.1 million in share-based compensation, $13.5 million in depreciation and amortization, and a $1.3 million charge of the Company’s fixed assets offset by a $1.4 million non-cash benefit item related to the Glip acquisition. Due to the Glip acquisition, a deferred tax liability was established for the book-tax basis difference related to acquired intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax asset and as a result, we released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $1.4 million for the year ended December 31, 2015.

Total working capital was relatively flat period over period, as increases in accounts receivable and prepaid expenses were offset by increases in deferred revenue, accounts payable, and accrued liabilities.

Net cash used in operating activities was $11.4 million for the year ended December 31, 2014 compared to $23.8 million for the year ended December 31, 2013. Net cash used in operating activities for the year ended December 31, 2014 was primarily due to funding a $48.3 million net loss, a $4.6 million increase in accounts receivable, a $3.6 million increase in prepaid and other current assets, and a $1.0 million increase in other assets. These uses of cash were offset by $26.3 million in non-cash expense items, including depreciation and amortization and share based compensation expenses and a net $19.9 million change in other working capital accounts.

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

Net cash provided by investing activities was $6.4 million for the year ended December 31, 2015 compared to a use of cash of $46.7 million for the year ended December 31, 2014. Net cash provided by investing activities for the year ended December 31, 2015 was primarily due to $28.1 million in proceeds from the maturity of available-for-sale short-term investments partially offset by $17.1 million in purchases of property and equipment and capitalized internal-use software and the $4.7 million cash consideration portion paid for the acquisition of Glip. Net cash provided by investing activities for the year ended December 31, 2015 changed approximately $53.0 million from the year ended December 31, 2014 primarily due to timing of purchases and maturities of available-for-sale investments.

Net cash used in investing activities was $46.7 million for the year ended December 31, 2014 compared to $10.9 million for the year ended December 31, 2013. Net cash used in investing activities for the year ended December 31, 2014 was due to $28.7 million in purchases of available-for-sale securities and $18.0 million in purchases of property and equipment and capitalized internal-use software. Net cash provided by investing activities for the year ended December 31, 2014 changed approximately $35.7 million from the year ended December 31, 2013 primarily due to purchases of available-for-sale securities.

Additional investments in capital equipment are necessary to support additional capacity in our platform to support our increasing customer base, as well to support the increase in headcount levels in all functions of our business. We invested a portion of our cash in investment grade short-term investments in order to generate higher returns on our investment portfolio all of which matured during the year ended December 31, 2015.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $12.6 million for the year ended December 31, 2015 compared to $54.8 million for the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2015 was primarily due to $19.5 million in proceeds from issuance of stock in connection with our stock plans partially offset by $6.7 million in repayment of debt and capital lease obligations. Net cash provided by financing activities during the year ended December 31, 2015 changed approximately $42.2 million from the year ended December 31, 2014 primarily due to $56.0 million in proceeds from our secondary public offering of common stock that occurred in March 2014 (net of underwriters’ discounts, commissions and offering expenses paid by us).

Net cash provided by financing activities was $54.8 million for the year ended December 31, 2014 compared to $113.2 million for the year ended December 31, 2013. Net cash provided by financing activities for the year ended December 31, 2014 was primarily due to $56.0 million in proceeds from our secondary public offering of common stock that occurred in March 2014 (net of underwriters’ discounts, commissions and offering expenses paid by us) and $9.5 million in proceeds from the exercise of stock options in connection with our stock plans. These sources of cash were partially offset by $10.6 million in repayment of debt and capital lease obligations. Net cash provided by financing activities during the year ended December 31, 2014 decreased by $58.4 million from the year ended December 31, 2013 primarily due to $99.3 million in proceeds raised from our initial public offering in October 2013 (net of underwriters’ discounts, commissions and offering expenses paid by us) and $56.0 million in proceeds from our secondary public offering in March 2014 (net of underwriters’ discounts and commissions and offering expenses paid by us). Sources of cash from bank borrowings decreased period over period as we did not borrow any money during the fiscal year ended 2014. Principal repayments of debt decreased period over period as we refinanced certain outstanding debt on December 31, 2013.

Backlog

We generally signed monthly and annual contracts for our subscriptions. The timing of our invoices to our customers is a negotiated term and thus varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice, which constitutes backlog. Until such time as these amounts are invoiced, we do not recognize them as revenues, unearned revenue or elsewhere in our consolidated financial statements. Accordingly, we believe that fluctuations in backlog are not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$5,383	$10,002	$7,692	$2,072	$25,149
Capital lease obligations, including interest	301	185	—	—	486
Short and long-term debt obligations, including interest	4,379	15,140	—	—	19,519
Purchase obligations	36,369	—	—	—	36,369
Total	$46,432	$25,327	$7,692	$2,072	$81,523

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of December 31, 2015. Although open purchase orders are considered enforceable and legally binding, except for our purchase orders with our inventory suppliers, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our purchase orders with our inventory suppliers are non-cancellable. In addition, we have other obligations for goods and services that we enter into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions. The aggregate of these items represents our estimate of purchase obligations.

Silicon Valley Bank Credit Facility

Under the Silicon Valley Bank, or SVB, agreement, the Company has one outstanding growth capital term loan (i.e., “the 2013 term loan”) and a revolving line of credit. The Company borrowed an additional growth capital loan in March 2012 (the “2012 term loan”) that has since been repaid.

The 2012 term loan was borrowed in March 2012 with a principal amount of $8.0 million, which was repaid in 36 equal monthly installments of principal and interest. Under the 2012 term loan, interest was paid monthly and accrued at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin was determined based on cash balances maintained with SVB. The Company elected the prime rate option and, based on cash balances maintained with SVB, the interest rate was 3.50%. Upon maturity, a final terminal payment equal to 0.5% of the original loan principal, or $40,000, was due at maturity. The 2012 term loan matured in March 2015 and was repaid in full.

The 2013 term loan was borrowed on December 31, 2013 with a principal amount of $15.0 million, which is being repaid in 48 equal monthly installments of principal and interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at December 31, 2015, the current interest rate is 4.00%. As of December 31, 2015, the outstanding principal balance of the 2013 term loan was $7.8 million. Approximately $4.1 million of the remaining principal balance is classified as non-current liabilities in the accompanying consolidated balance sheet as this portion of the remaining principal balance is due beyond December 31, 2016.

The revolving line of credit provides for a maximum borrowing of up to $15.0 million subject to limits based on the outstanding principal balance of the 2012 term loan and recurring software subscription revenue amounts as defined in the agreement. The recurring software subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at December 31, 2015, the current interest rate is 3.50%. On August 11, 2015, the Company amended the terms of the SVB Agreement extending the maturity of the revolving line of credit from August 13, 2015 to August 14, 2017. The outstanding principal balance is classified as non-current liabilities in the accompanying consolidated balance sheet as the principal balance is due beyond December 31, 2016. As of December 31, 2015, the outstanding principal balance and the available borrowing capacity of the line of credit were $10.8 million and $4.2 million, respectively.

The Company has pledged all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB agreement. The SVB agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement also contains customary affirmative covenants, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $10.0 million or three times the Company’s quarterly cash burn rate, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On March 30, 2015, the Company adjusted certain financial covenant thresholds to expand its ability to invest in certain foreign subsidiaries and property and equipment. The Company was in compliance with all covenants under its credit agreement with SVB as of December 31, 2015.

TriplePoint Capital Credit Facility

Under the equipment loan and security agreement with TriplePoint, the Company borrowed equipment term loans with aggregate principal of $9.7 million in August 2012. The equipment term loans were being repaid in 36 equal monthly installments of principal and interest, which accrued at an annual fixed rate of 5.75% however, the Company repaid the equipment term loans in full in March 2015. Upon maturity, a final terminal payment was due at maturity equal to 10% of the original loan principal, or $1.0 million.

Indemnification Obligations

Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2015.

Contingencies

Legal Proceedings

We are subject to certain legal proceedings from time to time and may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2015 and 2014, there were no significant ongoing legal matters and we did not have any accrued liabilities recorded for such loss contingencies.

Sales Tax Liability

During 2010 and 2011, we increased our sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in such state. Prior to 2012, we did not collect sales taxes from our customers on sales in all states. In the second quarter of 2012, we commenced collecting and remitting sales taxes on sales in all states. As of December 31, 2015 and 2014, we recorded a long-term sales tax liability of $3.7 million and $4.0 million, respectively, based on our best estimate of the probable liability for the loss contingency incurred prior to the second quarter of 2012. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate.

Employee Agreements

We have signed various employment agreements with executives and key employees pursuant to which if we terminate their employment without cause or if the employee does so for good reason following a change of control of our company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and restricted stock units (RSUs) and continued COBRA coverage. As of December 31, 2015, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.

Off-Balance Sheet Arrangements

Through December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We derive our revenues from two sources:

•

Software subscriptions revenue, which is generated from the sale of subscriptions to our SaaS applications and related services, which have contractual terms typically ranging from one month to three years, and include recurring fixed plan subscription fees, recurring administrative cost recovery fees, variable usage-based fees for blocks of additional minutes purchased in advance and one-time upfront fees; and

•	Product revenue, which is generated from the sale of pre-configured office phones used in connection with our subscriptions and include shipping and handling fees.

We recognize revenues when the following criteria are met:

•	there is persuasive evidence of an arrangement;
•	the subscription service is being provided to the customer or the product has been delivered;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

Revenue under subscription plans are recognized as follows:

•	fixed plan subscription and administrative cost recovery fees are recognized on a straight-line basis over their contractual subscription term;
•	fees for additional minutes of usage in excess of plan limits are recognized over the estimated usage period in a manner which approximates actual usage; and
•	one-time upfront fees are initially deferred and recognized on a straight-line basis over the estimated average customer life.

Product revenue is billed at the time the order is received and recognized when the product has been delivered to the customer.

We frequently enter into arrangements with multiple deliverables that generally include services to be provided under the subscription plan and the sale of products used in connection with our software subscriptions. We allocate the consideration to each deliverable in a multiple-element arrangement based upon its relative selling prices. We determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimated selling price, or BESP, for that deliverable. Consideration allocated to each deliverable, limited to the amount not contingent on future performance, are then recognized to revenue when the basic revenue recognition criteria are met for the respective deliverable.

We determine VSOE of fair value based on historical standalone sales to customers. In determining VSOE, we require that a substantial majority of the selling prices for a product or software subscription fall within a reasonably narrow pricing range of the median selling price. VSOE exists for all of our SaaS subscription plans. We use BESP as the selling price for product sales as we are not able to determine VSOE or TPE from the observable pricing data of standalone sales. We estimate BESP for a product by considering company-specific factors such as pricing strategies, direct product and other costs, and bundling and discounting practices.

We also generate software subscriptions and product revenues through sales of our software subscriptions and products by resellers. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts retained by our resellers are recorded as sales and marketing expenses. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or software subscription, establish pricing of the arrangement, assume credit and inventory risk, and are the primary obligor in the arrangement. When a reseller assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues at the net amount received from the reseller. We recognize revenues from our resellers when the following criteria are met:

•	persuasive evidence of an arrangement exists through a contract with the customer;
•	the subscription is being provided to the customer or the product has been delivered;
•	the amount of fees to be paid by the customer is fixed or determinable; and
•	the collection of the fees is reasonably assured.

Our deliverables sold through our reseller agreements consist of our software subscriptions and products. We recognize software subscriptions sold through our resellers on a straight-line basis over the period the underlying subscriptions are provided to the end customer. Products sold through resellers are shipped directly to the end customer and are recognized when title transfers to the end customer. Revenue from resellers has predominantly been recorded on a gross basis for all periods presented.

We record reductions to revenue for estimated sales returns and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on our historical experience, current trends and our expectations regarding future experience. We monitor the accuracy of our sales reserve estimates by reviewing actual returns and credits and adjust them for our future expectations to determine the adequacy of our current and future reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required.

Capitalized Internal-Use Software Development Costs

We use significant judgment in determining whether certain internal-use software development costs are capitalized or expensed and over what period the amounts capitalized should be amortized to expense. We capitalize internal-use software development costs related to our SaaS applications that are incurred during the application development stage provided that it is probable the project will be successfully completed and such costs will be recovered from future revenues. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life starting when the underlying project is ready for its intended use, generally three to four years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment when events or changes in circumstances occur that could impact the recoverability of these assets. In the fourth quarter of fiscal 2015, the Company determined that due to delays in the development and failure to achieve significant milestones by a third party supplier, certain software for internal use was no longer usable, and recorded a $1.3 million charge to the consolidated statements of operations. We capitalized $2.1 million and $0.7 million, net of impairment, of internal-use software development costs during fiscal 2015 and 2014, respectively. The carrying value of internal-use software development costs, net of amortization, was $2.6 million and $1.7 million at December 31, 2015 and 2014, respectively.

Share-Based Compensation

We measure and recognize compensation expense for all stock options, restricted stock unit awards (RSUs) and purchase rights under our employee stock purchase plan (ESPP) granted to our employees and directors, based on the estimated fair value of the award on the grant date. We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock option awards and purchase rights under our employee stock purchase plan. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award on a straight-line basis. We believe that the fair value of stock options and RSUs granted to non-employees is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered. For RSUs, fair value is based on the adjusted closing price of our Class A common stock on the New York Stock Exchange at the grant date.

Our option-pricing model which is used to value stock options and purchase rights under our ESPP, requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•

Fair Value of Common Stock. Prior to our initial public offering (IPO) which was completed on October 2 2013, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: contemporaneous third-party valuations of our common stock; the prices, rights, preferences and privileges of our Preferred Stock relative to those of our common stock; the lack of marketability of our common stock; our operational and financial performance; the nature of our services and our competitive position in the marketplace; our assessment of current and future economic and business conditions; the value of companies that we consider peers based on a number of factors, including similarity to us with respect to industry and business model; and the likelihood of achieving a liquidity event, such as an IPO or sale of our company, given prevailing market conditions. For financial reporting purposes, the Company also considered contemporaneous valuations of common stock prepared for dates subsequent to the grant date. For certain option grants in 2012 and 2013 that occurred on an interim date between valuation dates, the fair value of common stock used in the option-pricing model to measure share-based compensation for the period exceeded the exercise price. Since our IPO, we have used the adjusted closing price for our Class A common stock as reported on the New York Stock Exchange. Stock options granted prior to our IPO are described further in the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation filed in our prospectus dated on September 26, 2013.

•

Risk-Free Interest Rate. The risk-free interest rate was based on the yield available on U.S. Treasury zero-coupon issues with a term that approximates the expected term of the option or the purchase rights under our ESPP.

•

Expected Term. The expected term represents the period that share-based awards are expected to be outstanding. Prior to the fourth quarter of 2014, the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the expected term for options issued to employees was calculated as the mean of the option vesting period and the contractual term (i.e., the “Simplified Method”). Beginning the fourth quarter of 2014, the Company began incorporating historical data, assigning a 25% weighting to the Company’s historical data and a 75% weighting to the Simplified Method estimate. In the fourth quarter of 2015, 50% of the Company’s historical data was weighted with 50% of the Simplified Method. The expected term for options issued to non-employees was the contractual term.

•

Volatility. The expected stock price volatility of common stock was derived from the historical volatilities of a peer group of similar publicly traded companies over a period that approximates the expected term of the option. Beginning the fourth quarter of 2014, the Company incorporated its own historical volatility assigning a 25% weighting to the Company’s historical volatility and a 75% weighting to the historical volatilities of a peer group of similarly traded companies. In the fourth quarter of 2015, 50% of the Company’s historical volatility was weighted with 50% of the Company’s peer group volatilities.

•	Dividend Yield. The expected dividend yield was 0% as the Company has not declared a cash dividend, nor paid, and do not expect to pay, cash dividends.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year ended December 31,
	2015	2014	2013
Expected term for employees (in years)	4.8	4.6	6.1
Expected term for non-employees (in years)	7.0	7.0	10.0
Expected volatility	48%	48%	54%
Risk-free interest rate	1.22%	1.41%	1.68%
Expected dividend yield	0%	0%	0%

In addition to assumptions used in the Black-Scholes-Merton option-pricing model, we also estimate a forfeiture rate used in the calculation of the share-based compensation for our equity awards and ESPP. Our forfeiture rate is generally based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the consolidated statements of operations.

We will continue to use judgment in evaluating the assumptions related to our share-based compensation on a prospective basis. As we continue to accumulate additional data related to the acquisition and trading of our Class A common stock, we may have refinements to our estimates, which could materially impact our future share-based compensation expense.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 1 to the consolidated financial statements, which is incorporated by reference herein.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, U.K., China, Netherlands, and Switzerland. In 2015, we formed wholly owned subsidiaries in Singapore, Ireland, Spain, and Hong Kong. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $4.6 million on our consolidated financial statements. During fiscal 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $1.0 million on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $137.6 million and $113.2 million as of December 31, 2015 and December 31, 2014, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During fiscal 2015 and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income for either period. In addition, as of December 31, 2015 and December 31, 2014, we had approximately $18.6 million and $23.0 million in short and long-term debt with variable interest rate components, respectively. During fiscal 2015 and 2014, a hypothetical 10% increase or decrease in interest rates would have had a $1.9 million and $2.3 million impact on our interest expense, respectively.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RINGCENTRAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

RingCentral, Inc.:

We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Santa Clara, California

February 29, 2016

RINGCENTRAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$137,588	$113,182
Short-term investments	—	28,479
Accounts receivable, net	19,163	7,651
Inventory	2,317	1,710
Prepaid expenses and other current assets	11,978	8,767
Total current assets	171,046	159,789
Property and equipment, net	28,160	25,527
Goodwill	9,393	—
Acquired intangibles, net	3,266	—
Other assets	2,948	3,021
Total assets	$214,813	$188,337
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,196	$4,181
Accrued liabilities	34,702	29,236
Current portion of capital lease obligation	269	509
Current portion of long-term debt	3,750	16,764
Deferred revenue	36,657	25,586
Total current liabilities	80,574	76,276
Long-term debt	14,840	7,813
Sales tax liability	3,670	3,953
Capital lease obligation	181	535
Other long-term liabilities	5,416	3,255
Total liabilities	104,681	91,832

Commitments and contingencies (Note 6)

Stockholders' equity:
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2015 and 2014; 58,480 and 50,770 shares issued and outstanding at December 31, 2015 and 2014	6	5
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2015 and 2014; 13,483 and 17,789 shares issued and outstanding at December 31, 2015 and 2014	1	2
Additional paid-in capital	319,792	274,844
Accumulated other comprehensive income (loss)	527	(251)
Accumulated deficit	(210,194)	(178,095)
Total stockholders' equity	110,132	96,505
Total liabilities and stockholders' equity	$214,813	$188,337

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenues:
Software subscriptions	$271,245	$200,098	$145,995
Product	24,983	19,789	14,510
Total revenues	296,228	219,887	160,505
Cost of revenues:
Software subscriptions	66,354	58,673	47,230
Product	20,917	18,100	14,289
Total cost of revenues	87,271	76,773	61,519
Gross profit	208,957	143,114	98,986
Operating expenses:
Research and development	52,924	44,582	33,399
Sales and marketing	139,851	104,827	72,336
General and administrative	47,114	38,910	34,284
Total operating expenses	239,889	188,319	140,019
Loss from operations	(30,932)	(45,205)	(41,033)
Other income (expense), net:
Interest expense	(1,123)	(2,007)	(5,384)
Other income (expense), net	(1,307)	(1,031)	274
Other income (expense), net	(2,430)	(3,038)	(5,110)
Loss before provision (benefit) for income taxes	(33,362)	(48,243)	(46,143)
Provision (benefit) for income taxes	(1,263)	97	(45)
Net loss	$(32,099)	$(48,340)	$(46,098)
Net loss per common share:
Basic and diluted	$(0.46)	$(0.72)	$(1.39)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	70,069	66,818	33,155

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2015	2014	2013
Net loss	$(32,099)	$(48,340)	$(46,098)
Other comprehensive loss:
Foreign currency translation adjustments, net	561	276	(225)
Unrealized gain (loss) on available-for-sale securities	217	(217)	—
Comprehensive loss, net of taxes	$(31,321)	$(48,281)	$(46,323)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2012	30,369	$74,020	22,694	$2	$9,791	$(85)	$(83,657)	$71
Issuance of common stock upon exercise and early exercise of stock options	—	—	616	—	1,007	—	—	1,007
Issuance of common stock for legal settlement	—	—	20	—	257	—	—	257
Issuance of preferred stock warrants in connection with a debt agreement	—	—	—	—	866	—	—	866
Reclassification of preferred stock warrant	—	—	—	—	820	—	—	820
Conversion of preferred stock into common stock in connection with IPO	(30,369)	(74,020)	30,369	3	74,017	—	—	—
Issuance of common stock in connection with IPO (net of issuance costs of $11,809)	—	—	8,545	1	99,276	—	—	99,277
Share-based compensation	—	—	—	—	7,540	—	—	7,540
Changes in comprehensive loss	—	—	—	—	—	(225)	—	(225)
Net Loss	—	—	—	—	—	—	(46,098)	(46,098)
Balance as of December 31, 2013	—	—	62,244	6	193,574	(310)	(129,755)	63,515
Issuance of common stock in connection with Secondary Offering (net of issuance costs of $1,050)	—	—	2,792	—	56,117	—	—	56,117
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	—	—	3,523	1	9,637	—	—	9,638
Share-based compensation	—	—	—	—	15,516	—	—	15,516
Changes in comprehensive loss	—	—	—	—	—	59	—	59
Net Loss	—	—	—	—	—	—	(48,340)	(48,340)
Balance as of December 31, 2014	—	—	68,559	7	274,844	(251)	(178,095)	96,505
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	—	—	3,181	—	19,413	—	—	19,413
Issuance of shares of business acquisition	—	—	223	—	3,447	—	—	3,447
Share-based compensation	—	—	—	—	22,088	—	—	22,088
Changes in comprehensive loss	—	—	—	—	—	778	—	778
Net Loss	—	—	—	—	—	—	(32,099)	(32,099)
Balance as of December 31, 2015	—	$—	71,963	$7	$319,792	$527	$(210,194)	$110,132

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(32,099)	$(48,340)	$(46,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,467	10,378	8,980
Share-based compensation	22,088	15,516	7,540
Tax benefit from release of valuation allowance	(1,411)	—	—
Impairment of fixed assets	1,317	—	—
Non-cash interest and other expense related to debt	156	259	2,014
Net accretion of discount and amortization of premium on available-for-sale securities	616	—	—
Allowance for doubtful accounts	411	40	—
Loss on disposal of assets	322	100	338
Deferred income tax	(8)	(35)	(16)
Others	94	—	—
Changes in assets and liabilities:
Accounts receivable	(11,923)	(4,646)	(355)
Inventory	(606)	401	(1,279)
Prepaid expenses and other current assets	(3,636)	(3,553)	(1,873)
Other assets	421	(1,012)	(328)
Accounts payable	1,591	(510)	(453)
Accrued liabilities	2,354	9,054	1,370
Deferred revenue	11,071	9,034	5,262
Other liabilities	861	1,884	1,127
Net cash provided by (used in) operating activities	5,086	(11,430)	(23,771)
Cash flows from investing activities:
Proceeds from the maturity of available-for-sale securities	28,080	—	—
Purchases of available-for-sale securities	—	(28,696)	—
Purchases of property and equipment	(14,631)	(17,267)	(10,789)
Cash paid for business combination, net of cash acquired	(4,670)	—	—
Capitalized internal-use software	(2,513)	(698)	-
Restricted investments	100	—	(130)
Net cash provided by (used in) investing activities	6,366	(46,661)	(10,919)
Cash flows from financing activities:
Net proceeds from public offerings of common stock	—	57,167	103,309
Net proceeds from debt agreements	—	—	37,857
Proceeds from issuance of stock in connection with stock plans	19,524	9,487	893
Repayment of debt	(6,142)	(9,909)	(26,309)
Repayment of capital lease obligations	(594)	(698)	(422)
Proceeds from issuance of preferred stock warrants	—	—	1,625
Taxes paid related to net share settlement of equity awards	(151)	(41)	—
Payment of offering costs	—	(1,219)	(3,720)
Net cash provided by financing activities	12,637	54,787	113,233
Effect of exchange rate changes on cash and cash equivalents	317	108	(29)
Net increase (decrease) in cash and cash equivalents	24,406	(3,196)	78,514
Cash and cash equivalents
Beginning of period	113,182	116,378	37,864
End of period	$137,588	$113,182	$116,378
Supplemental disclosure of cash flow data:
Cash paid for interest	$1,893	$1,267	$2,437
Cash paid for income taxes	$100	$96	$46
Noncash investing and financing activities:
Change in liability for unvested exercised options	$38	$47	$114
Accrued liability for deferred offering costs	$—	$—	$313
Conversion of convertible preferred stock into common stock	$—	$—	$74,020
Reclassification of preferred stock warrants from liability to equity	$—	$—	$820
Issuance of common stock for business combination	$3,447	$—	$—
Equipment purchased and unpaid at period end	$719	$1,013	$775
Equipment acquired under capital lease	$—	$1,149	$—
Change in unrealized gain (loss) on available-for-sale securities	$217	$(217)	$—

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

RingCentral, Inc. (the Company) is a provider of software-as-a-service (SaaS) solutions for business communications. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.

Public Offerings

On October 2, 2013, the Company completed an initial public offering (IPO) and sold 8,625,000 shares of Class A common stock to the public, including the underwriters’ overallotment option of 1,125,000 shares of Class A common stock and 80,000 shares of Class A common stock sold by selling stockholders, at a price of $13.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190815) (the “Initial Registration Statement”). The Company received aggregate proceeds of $103.3 million from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3.9 million.

On March 11, 2014, the Company completed a secondary public offering and sold 7,991,551 shares of Class A common stock to the public, including 791,551 of the underwriters’ overallotment option and 5,200,000 shares of Class A common stock sold by selling stockholders, at a price of $21.50 per share. The offer and sale of all of the shares in the secondary public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194132) (Secondary Registration Statement). The Company received aggregate proceeds of $57.2 million from the secondary public offering, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $1.1 million.

The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the consolidated accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, accounts receivable, the allowance for doubtful accounts, inventory reserves, goodwill, share-based compensation, deferred revenue, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity and reported in the statements of comprehensive loss. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Foreign currency transaction gains and losses are included in other income (expense), net for the period.

Cash, Cash Equivalents and Investments in Marketable Securities

The Company considers highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. At December 31, 2015, the Company’s cash equivalents consist of money market funds and it held no marketable securities. At December 31, 2014 the Company’s marketable securities consisted of

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

investments in commercial paper and corporate debt securities. At December 31, 2014, all investments were designated as available-for-sale and reported at fair value based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in accumulated other comprehensive loss in the consolidated balance sheet. These securities at any time can be liquidated for use in current operations or for other purposes, such as consideration for acquisitions, even if they had not yet reached maturity. As a result, all of our investments held at December 31, 2014 were classified as current assets in the accompanying consolidated balance sheet. We determine any realized gains or losses on the sale of marketable securities on a specific identification method, and we record such gains and losses as a component of other income (expense), net.

The Company monitors its investments for potential impairment on a quarterly basis. When the carrying amount of an investment in any securities exceeds its fair value and the decline in value is determined to be other-than-temporary (i.e., when the Company does intend to sell the securities and it is more likely than not that the Company will be required to sell the securities prior to anticipated recovery of its amortized cost basis), management records an impairment charge to other income (expense), net, in the amount of the credit loss and the balance, if any, is recorded in accumulated other comprehensive loss in the consolidated balance sheets. No impairment losses have been recognized for the years ended December 31, 2015, 2014 and 2013.

Allowance for Doubtful Accounts

For the year ended December 31, 2013, a significant portion of revenues were realized from credit card transactions with only a small portion of revenues generating accounts receivable. For the years ended December 31, 2014 and 2015, the portion of revenues generating accounts receivable has increased as the Company’s larger customers are extended standard net 30 credit terms. For all periods presented, the Company has not experienced any significant defaults on its accounts receivable. The Company determines provisions based on historical experience and upon a specific review of customer receivables.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Balance at Beginning of Period	Provision, net of Recoveries	Write-offs	Balance at End of Period
Year ended December 31, 2015
Allowance for doubtful accounts	$125	$411	$159	$377
Year ended December 31, 2014
Allowance for doubtful accounts	$139	$40	$54	$125
Year ended December 31, 2013
Allowance for doubtful accounts	$433	$(8)	$286	$139

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

Internal-Use Software Development Costs

The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the project and it is probable the project will be completed and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation operation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis to cost of revenues when the underlying project is ready for its intended use. In the fourth quarter of fiscal 2015, the Company determined that due to delays in the development and failure to achieve significant milestones by a third party supplier, certain software for internal use was no longer usable, and recorded a $1.3 million charge to the consolidated statements of operations. For the years ended December 31, 2015 and 2014, the Company capitalized $2.1 million and $0.7 million, net of impairment, of internal-use software development costs incurred, respectively. The carrying value of internal-use software development costs, net of amortization, was $2.6 million and $1.7 million at December 31, 2015 and 2014, respectively.

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

In the fourth quarter of fiscal 2015, the Company determined that due to delays in the development and failure to achieve significant milestones by a third party supplier, certain software for internal use was no longer usable, and recorded a $1.3 million charge to the consolidated statements of operations. No impairment losses were recognized in the fiscal years ended December 31, 2014 and 2013.

Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in marketable securities, and accounts receivable. The Company maintains its cash, cash equivalent and investment balances, which may exceed federally insured limits, with financial institutions and corporate entities that complies with investment guidelines which management believes are financially sound and have minimal credit risk exposure.

The Company’s accounts receivable are primarily derived from sales by resellers and to larger direct customers. The Company performs ongoing credit evaluations of its resellers and does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. At December 31, 2015 and 2014, AT&T, one of our resellers, accounted for 39% and 44% of the Company’s total accounts receivable, respectively. For the years ended December 31, 2015 and 2014, AT&T accounted for 13% and 12% of the Company’s total revenues and 12% and 11% of our software subscription revenues, respectively. For the year ended December 31, 2013, no single customer or reseller accounted for greater than 10% of the Company’s total revenues.

The Company contracted a significant portion of its software development efforts from third-party vendors located in Russia and Ukraine during the years ended December 31, 2015, 2014 and 2013, respectively. A cessation of services provided by these vendors could result in a disruption to the Company’s research and development efforts.

Revenue Recognition

The Company’s revenues consist primarily of software subscriptions and product revenues. The Company’s software subscriptions revenue includes all fees billed in connection with subscriptions to the Company’s RingCentral Office, RingCentral Professional, RingCentral Fax, and RingCentral Contact Center SaaS applications. These software subscription fees include recurring fixed plan subscription fees, recurring administrative cost recovery fees, variable usage-based fees for blocks of additional minutes systematically purchased in advance of usage in excess of plan limits and one-time upfront fees. The Company provides its subscriptions pursuant to contractual arrangements that range in duration from one month to three years. The Company’s subscription fees are generally billed in advance directly to customer credit cards or via invoices issued to larger customers. The Company’s product revenue consists of sales of pre-configured office phones used in connection with the service and includes shipping and handling fees.

The Company recognizes revenue when the following criteria are met:

•	there is persuasive evidence of an arrangement;
•	the subscription is being provided to the customer or the product has been delivered;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Revenue under subscription plans are recognized as follows:

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

Product revenue is billed at the time the order is received and recognized when the product has been delivered to the customer.

The Company enters into arrangements with multiple-elements that generally include services to be provided under the subscription plan and the sale of products used in connection with the Company’s subscriptions. The Company allocates the consideration to each deliverable in a multiple-deliverable arrangement based upon its relative selling prices. The Company determines the selling price using vendor-specific objective evidence (VSOE) for its subscription plans and best estimated selling price (BESP) for its product offerings. Consideration allocated to each deliverable, limited to the amount not contingent on future performance, are then recognized to revenue when the basic revenue recognition criteria are met for the respective deliverable.

The Company determines VSOE based on historical standalone sales to customers. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonably narrow pricing range. VSOE exists for all of the Company’s subscription plans. The Company uses BESP as the selling price for its product offerings as the Company is not able to determine VSOE of fair value from standalone sales or third-party evidence of selling price (TPE). The Company estimates BESP for a product by considering company-specific factors such as pricing objectives, direct product and other costs, bundling and discounting practices and contractually stated prices.

A portion of the Company’s software subscriptions and product revenues are generated through sales by resellers. When the Company assumes a majority of the business risks associated with performance of the contractual obligations, it records these revenues at the gross amount paid by the customer with amounts retained by the resellers recognized as sales and marketing expense. The Company’s assumption of such business risks is evidenced when, among other things, it takes responsibility for delivery of the product or subscription, is involved in establishing pricing of the arrangement, assumes credit and inventory risk, and is the primary obligor in the arrangement. When a reseller assumes the majority of the business risks associated with the performance of the contractual obligations, the Company records the associated revenue at the net amount received from the reseller. The Company recognizes revenue from resellers when the following criteria are met:

•	persuasive evidence of an arrangement exists through a contract with the customer;
•	the subscription is being provided to the customer or the product has been delivered;
•	the amount of fees to be paid by the customer is fixed or determinable; and
•	the collection of the fees is reasonably assured.

The Company’s deliverables sold through its reseller agreements consist of the Company’s software subscriptions and products. Subscriptions sold through resellers are recognized on a straight-line basis over the period the underlying subscriptions are provided to the end customer. Products sold through resellers are shipped directly to the end customer and are recognized when title transfers to the end customer. Revenue from resellers has predominantly been recorded on a gross basis for all periods presented.

The Company records reductions to revenue for estimated sales returns and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on historical experience, current trends and expectations regarding future experience.

Customer billings related to taxes imposed by and remitted to governmental authorities on revenue-producing transactions are reported on a net basis. When such remitted taxes exceed the amount billed to customers, the cost is included in general and administrative expenses.

Amounts billed in excess of revenue recognized for the period are reported as deferred revenue on the consolidated balance sheet. The Company’s deferred revenue consists primarily of unearned revenue on annual and monthly subscription plans.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company received one-time up-front payments for implementation services to be performed in connection with its carrier agreements with BT and TELUS during the year ended December 31, 2014. These amounts are being amortized on a straight-line basis over their respective initial contractual terms beginning in 2015. The BT and TELUS arrangements have initial contractual terms of three to five years, which approximates the estimated average customer life of each respective agreement. Accordingly, the portion of these one-time up-front payments that is estimated to be realized beyond December 31, 2016, or $1.1 million, is included as a component of other long-term liabilities in the consolidated balance sheets.

Cost of Revenues

Cost of software subscriptions revenue primarily consists of costs of network capacity purchased from third-party telecommunications providers, network operations, costs to equip and maintain data centers, including co-location fees for the right to place the Company’s servers in data centers owned by third-parties, depreciation of the servers and equipment, along with related utilities and maintenance costs. Cost of software subscriptions revenue also includes personnel costs associated with non-administrative customer care and support of the functionality of the Company’s platform and data center operations, including share-based compensation expenses and allocated costs of facilities and information technology. Cost of software subscriptions revenue is expensed as incurred.

Cost of product revenue is comprised primarily of the cost associated with purchased phones, shipping costs, as well as personnel costs for contractors and allocated costs of facilities and information technology related to the procurement, management and shipment of phones. Cost of product revenue is expensed in the period product is delivered to the customer.

Share-Based Compensation

All share-based compensation resulting from options, restricted stock units (RSUs) and employee stock purchase plan rights granted to employees under our stock plans are measured as the grant date fair value of the award and recognized in the consolidated statements of operations over the requisite service period, which is generally the vesting period. The Company estimates the fair value of stock options and ESPP rights using the Black-Scholes-Merton option-pricing model. Compensation expense is recognized using the straight-line method net of estimated forfeitures.

Share-based compensation expense resulting from stock options granted to non-employees is calculated using the Black-Scholes-Merton option-pricing model and RSUs value is measured as the grant date fair value of the award and is recognized in the consolidated statements of operations over the service period. Compensation expense for non-employee stock options and RSUs subject to vesting is revalued, or marked to market, as of each reporting date until the stock options and RSUs are vested.

Research and Development

Research and development expenses consist primarily of third-party contractor costs, personnel costs, technology license expenses, and depreciation associated with research and development equipment. Research and development costs are expensed as incurred. Internal-use software development costs that qualify for capitalization are amortized to cost of sales over the estimated useful life of the software.

Advertising Costs

Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $34.3 million, $27.1 million, and $22.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Commissions

Commissions consist of variable compensation earned by sales personnel and third-party resellers. Sales commissions associated with the acquisition of a new customer contract are recognized as sales and marketing expense at the time the customer has entered into a binding agreement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2015, except for deferred tax assets associated with its subsidiaries in the Netherlands and China, the Company recorded a full valuation allowance against all other net deferred tax assets due to its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.

Segment Information

The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reporting segment.

Indemnification

Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if its subscriptions infringe a third-party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2015 or 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance is a result of a joint project with the International Accounting Standards Board (IASB) to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2018, including interim periods within that reporting period. Entities have the option of applying retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Due to the valuation allowance recorded against the Company’s deferred tax assets, adoption of this ASU resulted in no net impact to the consolidated balance sheet as of December 31, 2015.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated the impact that the standard will have on its consolidated financial statements.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 2. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Cash	$18,422	$12,800
Money market funds	119,166	100,382
Total cash and cash equivalents	$137,588	$113,182

Accounts receivable, net consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Accounts receivable	$15,509	$5,935
Unbilled accounts receivable	4,031	1,841
Allowance for doubtful accounts	(377)	(125)
Accounts receivable, net	$19,163	$7,651

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Computer hardware and software	$49,774	$43,805
Internal-use software development costs	7,432	5,335
Furniture and fixtures	3,610	2,020
Leasehold improvements	2,412	2,870
Property and equipment, gross	63,228	54,030
Less: accumulated depreciation and amortization	(35,068)	(28,503)
Property and equipment, net	$28,160	$25,527

Total depreciation and amortization expense was $13.5 million, $10.4, and $9.0 million for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Accrued compensation and benefits	$10,128	$7,596
Accrued sales, use and telecom related taxes	5,243	5,277
Other accrued expenses	19,331	16,363
Total accrued liabilities	$34,702	$29,236

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,166	$119,066	$100	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

	Balance at
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$100,570	$94,274	$6,296	$—
Short-term investments:
Corporate debt securities	$26,481	$26,481	$—	$—
Commercial paper	$1,998	$—	$1,998	$—
Other assets:
Certificates of deposit	$630	$—	$630	$—

During the third quarter of 2014, the Company purchased investments in commercial paper and corporate debt securities with maturities ranging from 5 to 15 months. All investments matured during 2015. At December 31, 2014, all investments were designated as available-for-sale and reported at fair value based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss.

At December 31, 2014, available-for-sale securities consisted of the following (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$26,700	$45	$(264)	$26,481
Commercial paper	1,996	2	—	1,998
Total	$28,696	$47	$(264)	$28,479

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

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

At December 31, 2015 and 2014, the Company estimated the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The estimated fair value of the Company’s current and non-current debt obligations was $19.0 million at December 31, 2015, compared to its carrying amount of $18.6 million at that date. The estimated fair value of the Company’s current and non-current debt obligations was $25.7 million at December 31, 2014, compared to its carrying amount of $24.6 million at that date. If the debt was measured at fair value in the consolidated balance sheets, the Company’s current and non-current debt would be classified in Level 2 of the fair value hierarchy.

Note 4. Business Combinations

On June 4, 2015, the Company acquired Glip, Inc., or Glip, a cloud messaging and collaboration company based in Boca Raton, Florida. Glip is a provider of team messaging services, integrated with project management, group calendars, notes, annotations, and file sharing. Glip also includes integrations with a number of third party business solutions. The objective of the acquisition is to extend our platform by adding team messaging and collaboration services such as calendar, project management, and document sharing. The consideration for this acquisition, net of cash acquired and including the fair value of contingent consideration payable in cash upon achievement of certain earn out milestones and the fair value of common stock issuable to the sellers was $11.9 million. Under the terms of the acquisition, the Company may also pay up to $2.0 million in payments at the end of a two-year period to certain Glip employees, who continue to be employees of the Company, which are accounted for as a post-combination expense. At December 31, 2015, the contingent payment liability is $0.6 million and classified as a non-current liability in the consolidated balance sheets.

The consideration exchanged consisted of the following (in thousands):

Cash, net of cash acquired	$4,670
Common stock issued (223,190 shares)	3,447
Holdback based on standard representations and warranties	1,500
Total initial consideration	9,617
Milestone based earn out (after valuation adjustment)	2,289
Total consideration	$11,906

The $3.5 million fair value of the 223,190 unregistered common shares issued as part of the consideration paid for Glip ($3.8 million before a $0.4 million discount due to a 6-month restriction of resale as a result of SEC Rule 144 for issuance of unregistered shares) was determined on the basis of the five day weighted closing market price of the Company’s common shares preceding the acquisition date. We determined the initial fair value of the milestone based earn out liability of $2.3 million using various estimates, including probabilities of success and discount rates. Based on the completion of milestones for the year ended December 31, 2015 and the estimated probability of completing of the remaining milestones, the estimated fair value of the milestone based earn out liability is $2.4 million at December 31, 2015 and is classified as a current and non-current liability in the consolidated balance sheets.

The following table summarizes the fair value of assets acquired as of the date of acquisition (in thousands):

Cash and cash equivalents	$74
Acquired intangible assets	3,850
Goodwill	7,982
Net assets acquired	$11,906

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company has included the financial results of Glip, which were not material, in the consolidated statements of operations from the date of acquisition. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Glip’s cloud messaging and collaboration technology with the Company’s other offerings. The goodwill balance is not deductible for U.S. income tax purposes.

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

The weighted-average amortization periods for customer relationships and developed technology are approximately 1.4 years and 4.4 years, respectively.

Acquired intangible assets as of December 31, 2015 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	$840	$240	$600
Developed technology	3,010	344	2,666
Total acquired intangible assets	$3,850	$584	$3,266

Amortization expense from acquired intangible assets for the year ended December 31, 2015 was $0.6 million. Amortization of developed technology is included in research and development expenses and amortization of customer relationships is included in sales and marketing expenses in the consolidated statements of operations.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2016	$1,022
2017	782
2018	602
2019	602
2020	258
Total estimated amortization expense	$3,266

Note 5. Debt

As of December 31, 2015, the Company’s debt is comprised of borrowings under the Third Amended and Restated Loan and Security Agreement dated March 30, 2015 (the “SVB Agreement”), as amended, with Silicon Valley Bank, or SVB.

Silicon Valley Bank Credit Facility

Under the SVB agreement, the Company has one outstanding growth capital term loan (i.e., “the 2013 term loan”) and a revolving line of credit. The Company borrowed an additional growth capital loan in March 2012 (the “2012 term loan”) that matured in March 2015 and was repaid in full.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The 2012 term loan was borrowed in March 2012 with a principal amount of $8.0 million, which was repaid in 36 equal monthly installments of principal and interest. Under the 2012 term loan, interest was paid monthly and accrued at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin was determined based on cash balances maintained with SVB. The Company elected the prime rate option and, based on cash balances maintained with SVB, the interest rate was 3.50%. In addition, a final terminal payment equal to 0.5% of the original loan principal, or $40,000, was due at maturity. The 2012 term loan matured in March 2015 and was repaid in full.

The 2013 term loan was borrowed on December 31, 2013 with a principal amount of $15.0 million, which is being repaid in 48 equal monthly installments of principal and interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at December 31, 2015, the current interest rate is 4.00%. As of December 31, 2015, the outstanding principal balance of the 2013 term loan was $7.8 million. Approximately $4.1 million of the remaining principal balance is classified as non-current liabilities in the accompanying consolidated balance sheet as this portion of the remaining principal balance is due beyond December 31, 2016.

The revolving line of credit provides for a maximum borrowing of up to $15.0 million subject to limits based on the outstanding principal balance of the 2012 term loan and recurring software subscription revenue amounts as defined in the agreement. The recurring software subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at December 31, 2015, the current interest rate is 3.50%. On August 11, 2015, the Company amended the terms of the SVB Agreement extending the maturity of the revolving line of credit from August 13, 2015 to August 14, 2017. The outstanding principal balance is classified as non-current liabilities in the accompanying consolidated balance sheet as the principal balance is due beyond December 31, 2016. As of December 31, 2015, the outstanding principal balance and the available borrowing capacity of the line of credit were $10.8 million and $4.2 million, respectively.

The Company has pledged all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB agreement. The SVB agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement also contains customary affirmative covenants, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $10.0 million or three times the Company’s quarterly cash burn rate, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On March 30, 2015, the Company adjusted certain financial covenant thresholds to expand its ability to invest in certain foreign subsidiaries and property and equipment. The Company was in compliance with all covenants under its credit agreement with SVB as of December 31, 2015.

TriplePoint Capital Credit Facility

Under the equipment loan and security agreement with TriplePoint, the Company borrowed equipment term loans with aggregate principal of $9.7 million in August 2012. The equipment term loans were being repaid in 36 equal monthly installments of principal and interest, which accrued at an annual fixed rate of 5.75% however, the Company repaid the equipment term loans in full in March 2015. In addition, a final terminal payment was due at maturity equal to 10% of the original loan principal, or $1.0 million.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company’s outstanding balances under its debt agreements as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
SVB loan and security agreement	$18,590	$23,008
TriplePoint equipment loan agreement	—	1,725
	18,590	24,733
Loan discounts	—	(156)
Net carrying value of debt	$18,590	$24,577
Less: Current portion of long-term debt	(3,750)	(16,764)
Long-term debt	$14,840	$7,813

As of December 31, 2015, future debt principal payments are scheduled as follows (in thousands):

Year ending December 31,
2016	$3,750
2017	14,527
2018	313
$18,590

Note 6. Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. As of December 31, 2015, non-cancelable leases expire on various dates between 2016 and 2021 and require the following future minimum lease payments by year (in thousands):

	Capital Leases	Operating Leases
Year ending December 31,
2016	$301	$5,383
2017	185	5,080
2018	—	4,922
2019	—	4,243
2020	—	3,449
2021	—	2,072
Total future minimum lease payments	486	$25,149
Less: amount representing interest	(36)
Total capital lease obligation	450
Less: Current portion of capital lease obligation	(269)
Capital lease obligation	$181

Property and equipment recorded under capital leases consisted of the following (in thousands):

	December 31,
	2015	2014
Property and equipment acquired under capital lease	$3,149	$3,466
Less: accumulated amortization	(2,212)	(2,129)
Property and equipment acquired under capital lease, net	$937	$1,337

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Operating leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes rent expense on a straight-line basis for all operating lease arrangements with the difference between required lease payments and rent expense recorded as deferred rent. Total rent expense was $4.0 million, $2.2 million, and $1.3 million for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

Sales Tax Liability

During 2010 and 2011, the Company increased its sales and marketing activities in the U.S., which may be asserted by a number of states to create an obligation under nexus regulations to collect sales taxes on sales to customers in the state. Prior to 2012, the Company did not collect sales taxes from customers on sales in all states. In the second quarter of 2012, the Company commenced collecting and remitting sales taxes on sales in all states, therefore the loss contingency is applicable to sales and marketing activities in 2010, 2011 and the three months ended March 31, 2012. As of December 31, 2015 and 2014, the Company recorded a long-term sales tax liability of $3.7 million, and $4.0 million, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

A current sales tax liability for non-contingent amounts expected to be remitted in the next 12 months of $4.4 million and $4.2 million is included in accrued liabilities as of December 31, 2015 and 2014, respectively.

Legal Matters

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2015 and 2014, there were no significant ongoing legal matters and the Company did not have any accrued liabilities recorded for such loss contingencies.

Employee Agreements

The Company has signed various employment agreements with executives and key employees pursuant to which if the Company terminates their employment without cause or if the employee does so for good reason following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and RSUs and continued COBRA coverage. As of December 31, 2015, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.

Note 7. Stockholders’ Equity

In connection with the Company’s initial public offering (IPO), the Company reincorporated in Delaware on September 26, 2013. The Delaware certificate of incorporation provides for two classes of common stock: Class A and Class B common stock, both with a par value of $0.0001 per share. In addition the certificate of incorporation authorizes shares of undesignated preferred stock with a par value of $0.0001 per share. The terms of preferred stock are described below.

Preferred Stock

The Board of Directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B common stock. As of December 31, 2015 and 2014, there were 100,000,000 shares of preferred stock authorized and no shares issued or outstanding.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

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

Shares of Class A common stock reserved for future issuance were as follows (in thousands):

December 31, 2015
Preferred stock	100,000
Class B common stock	13,483
2013 Employee stock purchase plan	1,899
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	10,337
Available for future grants	7,764
133,483

As of December 31, 2015 and 2014, there were 2,330 and 14,893 shares of common stock outstanding related to the early exercise of non-vested options subject to repurchase at the original exercise price by the Company upon termination of service by an employee.

Note 8. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s consolidated statements of operations follows (in thousands):

	Year Ended December, 31
	2015	2014	2013
Cost of software subscriptions revenue	$2,054	$1,294	$539
Research and development	5,387	3,343	1,495
Sales and marketing	7,200	5,260	1,313
General and administrative	7,447	5,619	4,193
Total share-based compensation expense	$22,088	$15,516	$7,540

A summary of share-based compensation expense by award type follows (in thousands):

	Year Ended December, 31
	2015	2014	2013
Options	$11,170	$10,323	$7,069
Employee stock purchase plan rights	1,365	1,628	453
Restricted stock units	9,553	3,565	18
Total share-based compensation expense	$22,088	$15,516	$7,540

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Equity Incentive Plans

In September 2013, the Board adopted and the Company’s stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan became effective on September 26, 2013. In connection with the adoption of the 2013 Plan, the Company terminated the 2010 Equity Incentive Plan (the “2010 Plan”), under which stock options had been granted prior to September 26, 2013. The 2010 Plan was established in September 2010, when the 2003 Equity Incentive Plan (the “2003 Plan”) was terminated. After the termination of the 2003 and 2010 Plans, no additional options were granted under these plans; however options previously granted will continue to be governed by these plans, and will be exercisable into shares of Class B common stock. In addition, options authorized to be granted under the 2003 and 2010 Plans, including forfeitures of previously granted awards are authorized for grant under the 2013 Plan. A total of 6,200,000 shares of Class A common stock have been reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A common stock; (ii) 5% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2015, a total of 3,427,922 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision.

The plans permit the grant of stock options and other share-based awards, such as restricted stock units to employees, officers, directors and consultants by the Company’s board of directors. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Option awards generally vest according to a graded vesting schedule based on four years of continuous service. On January 29, 2014, the Compensation Committee of the Board of Directors approved an amendment to decrease the contractual term of all equity awards issued from the 2013 Plan from 10 years to 7 years for all awards granted after January 29, 2014. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the option agreement) and early exercise of the option prior to vesting (subject to the Company’s repurchase right). As of December 31, 2015 a total of 7,764,035 shares remain available for grant under the 2013 Plan.

A summary of option activity under all of the plans at December 31, 2015 and changes during the periods then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2012	8,609	$2.89	7.2	$40,705
Granted	3,856	11.54
Exercised	(607)	1.47
Canceled/Forfeited	(702)	4.31
Outstanding at December 31, 2013	11,156	$5.87	7.7	$139,484
Granted	1,302	15.12
Exercised	(2,673)	1.97
Canceled/Forfeited	(627)	7.19
Outstanding at December 31, 2014	9,158	$8.23	7.2	$61,367
Granted	1,881	16.35
Exercised	(2,323)	6.82
Canceled/Forfeited	(668)	11.42
Outstanding at December 31, 2015	8,048	$10.27	6.2	$107,091
Vested and expected to vest as of December 31, 2015	7,972	$10.26	6.2	$106,197
Exercisable as of December 31, 2015	4,750	$7.40	6.0	$76,843

The total intrinsic values of options exercised were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total intrinsic value of options exercised	$28,336	$41,454	$10,261

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Valuation Assumptions

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option-pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest and dividend yield.

Fair Value of Common Stock

Given the absence of a public trading market prior to the September 23, 2013 IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of common stock at each meeting at which awards were approved. These factors included, but were not limited to: (i) contemporaneous valuations of common stock performed by an unrelated valuation specialist; (ii) developments in the Company’s business and stage of development; (iii) the Company’s operational and financial performance and condition; (iv) issuances of preferred stock and the rights and preferences of preferred stock relative to common stock; (v) current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company; and (vi) the lack of marketability of common stock. For financial reporting purposes, the Company also considered contemporaneous valuations of common stock prepared for dates subsequent to the grant date. For certain option grants in 2012 and 2013 that occurred on an interim date between valuation dates, the fair value of common stock used in the option-pricing model to measure share-based compensation for the period exceeded the exercise price. Since the IPO, the Company has used the daily adjusted closing stock price on the New York Stock Exchange on the date of grant as the fair value of the common stock.

Expected Term

The expected term represents the period that share-based awards are expected to be outstanding. Prior to the fourth quarter of 2014, the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the expected term for options issued to employees was calculated as the mean of the option vesting period and the contractual term (i.e., the “Simplified Method”). Beginning the fourth quarter of 2014, the Company began incorporating its own historical data, assigning a 25% weighting to the Company’s historical data and a 75% weighting to the Simplified Method estimate. In the fourth quarter of 2015, 50% of the Company’s historical data was weighted with 50% of the Simplified Method. The expected term for options issued to non-employees was the contractual term.

Expected Volatility

The expected stock price volatility of common stock was derived from the historical volatilities of a peer group of similar publicly traded companies over a period that approximates the expected term of the option. Beginning the fourth quarter of 2014, the Company incorporated its own historical volatility assigning a 25% weighting to the Company’s historical data and a 75% weighting to the historical volatilities of a peer group of similarly traded companies. In the fourth quarter of 2015, 50% of the Company’s historical volatility was weighted with 50% of the Company’s peer group volatilities.

Risk-Free Interest Rate

The risk-free interest rate was based on the yield available on U.S. Treasury zero-coupon issues with a term that approximates the expected term of the option.

Expected Dividend Yield

The expected dividend yield was 0% as the Company has not declared, nor paid, and does not expect to pay, cash dividends.

The weighted-average assumptions used in the option-pricing models and the resulting grant date fair value of stock options granted in the periods presented were as follows:

	Year ended December 31,
	2015	2014	2013
Expected term for employees (in years)	4.8	4.6	6.1
Expected term for non-employees (in years)	7.0	7.0	10.0
Expected volatility	48%	48%	54%
Risk-free interest rate	1.22%	1.41%	1.68%
Expected dividend yield	0%	0%	0%
Grant date fair value of employee options	$6.78	$6.16	$6.19

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

As of December 31, 2015 and 2014, there was approximately $19.6 million and $20.1 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.5 years and 2.4 years, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase the Class A common stock at a discount through payroll deductions of up to the lesser of 15% of their eligible compensation or the IRS allowable limit per calendar year. A participant may purchase a maximum of 3,000 shares during an offering period. The offering period generally starts on the first trading day on or after May 11th and November 11th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 90% of the fair value of the Company’s common stock at the beginning of the six month offering period, and (ii) 90% of the fair value of the Company’s common stock at the end of the six month offering period. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2015, a total of 685,584 shares of Class A common stock were added to the 2013 ESPP Plan in connection with the annual increase provision. At December 31, 2015, a total of 1,898,792 shares were available for issuance under the ESPP.

The weighted-average assumptions used to value ESPP rights under the Black-Scholes-Merton option-pricing model and the resulting offering grant date fair value of ESPP rights granted in the periods presented were as follows:

	Year ended December 31,
	2015	2014
Expected term (in years)	0.5	0.5
Expected volatility	42%	50%
Risk-free interest rate	0.25%	0.07%
Expected dividend yield	0%	0%
Offering grant date fair value of ESPP rights	$5.05	$3.93

As of December 31, 2015 and 2014, there was approximately $1.1 million and $0.4 million of unrecognized share-based compensation expense related to outstanding ESPP rights, which will be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 0.4 and 0.4 years, respectively.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units (RSUs) to employees and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at December 31, 2015 and changes during the periods then ended is presented in the following table:

	Number of	Weighted-	Aggregate
	RSUs	Average	Intrinsic
	Outstanding	Grant Date Fair	Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2013	68	$17.22	$1,251
Granted	1,915	15.08
Released	(110)	16.82
Canceled/Forfeited	(134)	17.43
Outstanding at December 31, 2014	1,739	$14.87	$25,617
Granted	1,365	18.09
Released	(571)	15.45
Canceled/Forfeited	(245)	15.10
Outstanding at December 31, 2015	2,288	$16.63	$53,972

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

As of December 31, 2015 and 2014, there was a total of $35.2 million and $24.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.0 years and 3.6 years, respectively.

Note 9. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	71	18	3
Foreign	85	114	(32)
Total current	156	132	(29)
Deferred:
Federal	$(1,312)	$—	$—
State	(99)	—	—
Foreign	(8)	(35)	(16)
Total deferred	(1,419)	(35)	(16)
Total income tax provision (benefit)	$(1,263)	$97	$(45)

Net loss before provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$(28,870)	$(50,065)	$(41,778)
International	(4,492)	1,822	(4,365)
Total net loss before benefit for income taxes	$(33,362)	$(48,243)	$(46,143)

The provision (benefit) for income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Federal tax benefit at statutory rate	$(11,343)	$(16,403)	$(15,687)
State tax, net of federal provision (benefit)	(34)	12	2
Research and development credits	(667)	(654)	(774)
Share-based compensation	1,086	1,836	641
Other permanent differences	325	211	294
Foreign tax rate differential	(80)	(33)	(20)
Net operating losses not recognized	10,762	15,128	15,499
Release of valuation allowance associated with acquisitions	(1,312)	—	—
Total income tax provision (benefit)	$(1,263)	$97	$(45)

The benefit for income taxes for 2015 relates primarily to the release of a valuation allowance of $1.4 million associated with nondeductible intangible assets recorded as part of the Glip acquisition, partially offset by state minimum income tax and income tax on our earnings in foreign jurisdictions. In connection with the acquisition of Glip, a deferred tax liability was established for the book/tax basis differences related to the non-goodwill intangible assets. The net deferred tax liability from this acquisition created an additional source of income to realize deferred tax assets. As the Company continues to maintain a full valuation allowance against its deferred tax assets, this additional source of income resulted in the release of the Company’s previously recorded valuation allowance against deferred assets. Consistent with the applicable guidance the release of the valuation allowance caused by the acquisition was recorded in the consolidated financial statements outside of acquisition accounting (i.e., recorded as a tax benefit to the consolidated statements of operations).

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Undistributed earnings of foreign subsidiaries are immaterial for all periods presented.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Deferred tax assets
Net operating loss and credit carry-forwards	$54,858	$45,552	$35,904
Research and development credits	4,712	3,497	2,353
Sales tax liability	1,337	1,442	1,418
Share-based compensation	6,694	5,560	2,247
Accrued liabilities	6,090	4,676	2,528
Gross deferred tax assets	73,691	60,727	44,450
Valuation allowance	(71,514)	(60,405)	(44,032)
Total deferred tax assets	2,177	322	418
Deferred tax liabilities - Acquired intangibles	(1,164)	—	—
Deferred tax liabilities - Property and equipment	(883)	(197)	(327)
Net deferred tax assets	$130	$125	$91

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015, 2014, and 2013, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $14.4 million if and when such deferred tax assets are ultimately realized.

At December 31, 2015, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $170.2 million and $117.0 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carry-forwards will begin to expire in 2023 and 2015, respectively. The Company also has research credit carry-forwards for federal and California tax purposes of approximately $3.6 million and $4.0 million, respectively, available to reduce future income subject to income taxes. The federal research credit carry-forwards will begin to expire in 2028 and the California research credits carry forward indefinitely. As of December 31, 2014, we had federal and state net operating loss carry-forwards of $140.1 million and $102.4 million, respectively, and federal and state research and development tax credit carry-forwards in the amount of $2.8 million and $2.8 million, respectively. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (IRC Section 382). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. In the event the Company had subsequent changes in ownership, net operating losses and research and development credit carry-overs, which are reserved by the full deferred tax asset valuation allowance, could be limited and may expire unutilized.

The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2015, the Company has provided a valuation allowance against the Company’s U.S. and U.K. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2015, 2014 and 2013 was an increase of $11.1 million, $16.4 million and $15.2 million, respectively.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2015 (in thousands):

Balance as of December 31, 2013	$933
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	465
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	1,217
Balance as of December 31, 2014	$2,615
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	499
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(1,217)
Balance as of December 31, 2015	$1,897

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

Note 10. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeuiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, stock related to the non-vested early exercised stock options and stock related to non-vested restricted stock awards, to the extent dilutive. For the periods presented, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive. The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator
Net loss	$(32,099)	$(48,340)	$(46,098)
Denominator
Weighted-average common shares for basic and diluted net loss per share	70,069	66,818	33,155
Basic and diluted net loss per share	$(0.46)	$(0.72)	$(1.39)

Following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Year Ended December 31,
	2015	2014	2013
Shares of common stock issuable upon conversion of warrants	—	—	502
Shares of common stock subject to repurchase	2	15	37
Shares of common stock issuable under equity incentive plans outstanding	10,337	10,897	11,224
Potential common shares excluded from diluted net loss per share	10,339	10,912	11,763

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 11. Geographic Concentrations

Revenues by geographic location are based on the billing address of the customer. More than 90% of the Company’s revenues are from the United States for fiscal years ended December 31, 2015, 2014 and 2013. No other individual country exceeded 10% of total revenues for fiscal years ended December 31, 2015, 2014 and 2013. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. At December 31, 2015 and 2014, more than 86% and 87% of the Company’s property and equipment is located in the United States, respectively. No other individual country exceeded 10% of total property and equipment at December 31, 2015 and 2014.

Note 12. 401(k) Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The Company did not make any matching contributions to this plan in the periods presented.

Note 13. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the years ended December 31, 2015 and 2014 (in thousands except per share data):

	Quarter ended
	Dec 31, 2015	Sept 30, 2015	June 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	June 30, 2014	Mar 31, 2014
Consolidated Statements of Operations Data:
Revenues	$83,439	$76,780	$70,691	$65,318	$61,893	$56,944	$52,787	$48,262
Gross profit	60,577	54,447	49,162	44,771	41,972	37,539	33,244	30,359
Operating loss	(5,996)	(5,828)	(9,539)	(9,569)	(9,343)	(10,814)	(12,810)	(12,238)
Net Loss	(6,941)	(6,336)	(8,211)	(10,611)	(10,120)	(11,986)	(13,330)	(12,904)
Net Loss per share, basic and diluted	$(0.10)	$(0.09)	$(0.12)	$(0.15)	$(0.15)	$(0.18)	$(0.20)	$(0.20)

Note 14. Related-Party Transactions

During fiscal years 2015, 2014 and 2013, in the ordinary course of business, we purchased from Alphabet Inc. (the parent company of Google Inc.), an entity, for which one of our directors serves as a Vice President. Total payables to Alphabet at December 31, 2015 and 2014 were $2.0 million and $0.9 million, respectively. Total expenses incurred from Alphabet in 2015, 2014, and 2013 were $11.9 million, $10.1 million, and $10.7 million, respectively.

Note 15. Subsequent Events

In January 2016, we signed an agreement with Westcon Group, Inc., or Westcon, a global distributor of communications devices with a global presence in 60 countries. The new agreement will leverage Westcon’s capabilities to configure, sell and support physical phone devices to our customers. We will continue to serve our customers who would like to buy phones by acting as an agent on behalf of Westcon. Responsibility for fulfillment of the obligation, inventory, accounts receivable, and warranty service will be transferred to Westcon. Once implemented, most of the revenue for physical phones will be with Westcon and will no longer be on our consolidated statements of operations. Instead, we will receive a commission from Westcon for our referral of sales to Westcon.

We will replace the Product Revenue line on our consolidated statements of operations with a line called “Other Revenue”, which will mainly include commission revenue as an agent of Westcon, professional implementation services mainly for our larger customers, residual product revenue during the intermediary period of phasing the inventory to Westcon, and a small amount of product revenues coming from subsidized phones that we may occasionally offer, particularly in competitive bidding process.

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

Based on management’s evaluation as of December 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm, KPMG LLP, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. The Code of Conduct is available on our Web site at www.ringcentral.com within the investor relations section. A copy may also be obtained without charge by contacting Investor Relations, RingCentral, Inc., 20 Davis Drive, Belmont, California 94002 or by calling (650) 472-4100.

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

The following chart sets forth certain information as of December 31, 2015, with respect to our equity compensation plans, specifically our 2003 Equity Incentive Plan, or the 2003 Plan, 2010 Equity Incentive Plan, or the 2010 Plan, 2013 Equity Incentive Plan, or the 2013 Plan, and our 2013 Employee Stock Purchase Plan, or the ESPP. Each of the 2003 Plan, the 2010 Plan, the 2013 Plan and the ESPP has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	10,521,662	$11.57	9,662,827

Equity Compensation Plan Information

(1)

Includes shares reserved for issuance under the 2013 Plan and the ESPP. The number of shares reserved for issuance under the 2013 Plan automatically increases on January 1st of each year by the lesser of (i) 6,200,000 shares, or (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year. During the year ended December 31, 2015, a total of 3,427,922 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. In addition, the number of shares reserved for issuance under the 2013 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 2003 and 2010 Plans that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 2003 and 2010 Plans. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 1,250,000 shares, or (ii) once percent (1%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year. During the year ended December 31, 2015, a total of 685,584 shares of Class A common stock were added to the 2013 ESPP Plan in connection with the annual increase provision.

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

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 3, 2015, and incorporated herein by reference).

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

10.7A+

Amendment to Offer Letter by and between the Company and Clyde Hosein, dated July 24, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2015, and incorporated herein by reference)

10.8+	2014 Bonus Plan (filed as Exhibit 10.9A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015, and incorporated herein by reference).

10.9+	2015 Bonus Plan, Appendix A 2015 H1

10.9A+	2015 Bonus Plan, Appendix A 2015 Q3

10.9B+	2015 Bonus Plan, Appendix A 2015 Q4

10.10

Third Amended and Restated Loan and Security Agreement, dated as of March 30, 2015, by and among the Company, RCLEC, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 2, 2015, and incorporated herein by reference).

10.10A

Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of August 11, 2015, by and among the Company, RCLEC, Inc., RingCentral Florida, LLC, RCVA, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 14, 2015, and incorporated herein by reference).

10.11+	2013 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.12+

Employment Letter by and between the Company and Vladimir Shmunis, dated September 13, 2013 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

Exhibit Number	Description

10.13+	Offer Letter by and between the Company and David Sipes, dated June 10, 2008

10.14

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 29th day of February, 2016.

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

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 29, 2016
Vladimir Shmunis	(Principal Executive Officer)

/s/ Clyde Hosein	Chief Financial Officer	February 29, 2016
Clyde Hosein	(Principal Financial and Accounting Officer)

/s/ Michelle McKenna-Doyle	Director	February 29, 2016
Michelle McKenna-Doyle

/s/ Mike Kourey	Director	February 29, 2016
Mike Kourey

/s/ Robert Theis	Director	February 29, 2016
Robert Theis

/s/ Allan Thygesen	Director	February 29, 2016
Allan Thygesen

/s/ R. Neil Williams	Director	February 29, 2016
R. Neil Williams

EXHIBIT

 INDEX

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 3, 2015, and incorporated herein by reference).

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

10.7A+

Amendment to Offer Letter by and between the Company and Clyde Hosein, dated July 24, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2015, and incorporated herein by reference)

10.8+	2014 Bonus Plan (filed as Exhibit 10.9A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015, and incorporated herein by reference).

10.9+	2015 Bonus Plan, Appendix A 2015 H1

10.9A+	2015 Bonus Plan, Appendix A 2015 Q3

10.9B+	2015 Bonus Plan, Appendix A 2015 Q4

10.10

Third Amended and Restated Loan and Security Agreement, dated as of March 30, 2015, by and among the Company, RCLEC, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 2, 2015, and incorporated herein by reference).

10.10A

Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of August 11, 2015, by and among the Company, RCLEC, Inc., RingCentral Florida, LLC, RCVA, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 14, 2015, and incorporated herein by reference).

10.11+	2013 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.12+

Employment Letter by and between the Company and Vladimir Shmunis, dated September 13, 2013 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.13+	Offer Letter by and between the Company and David Sipes, dated June 10, 2008

Exhibit Number	Description

10.14

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