Form 10-Q
period 2016-03-31
RingCentral Inc
filed 2016-05-06
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 3, 2016, there were 58,880,478 shares of Class A Common Stock issued and outstanding and 13,421,546 shares of Class B Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our success in the enterprise market and with our carrier partners;
•	our progress against short term and long term goals;
•	our future financial performance;
•	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
•	anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;
•	the impact of competition in our industry and innovation by our competitors;
•	our ability to anticipate and adapt to future changes in our industry;
•	our ability to predict software subscriptions revenue, formulate accurate financial projections, and make strategic business decisions based on our analysis of market trends;
•	our ability to anticipate market needs and develop new and enhanced products and subscriptions to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our customer base;
•	our anticipated benefits from our new sales agency agreement with Westcon Group;
•	maintaining, expanding and responding to changes in our relationships with other companies;
•	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
•	our ability to sell, market, and support our products and services;
•	our ability to expand our business to medium-sized and larger customers and internationally;
•	our ability to realize increased purchasing leverage and economies of scale as we expand;
•	the impact of seasonality on our business;
•	the impact of any failure of our solutions or solution innovations;
•	our reliance on our third-party product and service providers;
•	the potential effect on our business of litigation to which we may become a party;
•	our liquidity and working capital requirements;
•	the impact of changes in the regulatory environment;
•	our ability to protect our intellectual property and rely on open source licenses;
•	our expectations regarding the growth and reliability of the internet infrastructure;
•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;
•	our anticipated benefits from our acquisition of Glip, Inc.;
•	our ability to successfully and timely integrate, and realize the benefits of, our acquisition of Glip, Inc. and any other significant acquisitions we may make;
•	our capital expenditure projections;
•	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements;

•	the political environment and stability in the regions in which we or our subcontractors operate;
•	the impact of economic downturns on us and our clients;
•	our ability to defend our systems and our customer information from fraud and cyber attack;
•	our ability to prevent the use of fraudulent payment methods for our products; and
•	our ability to retain key employees and to attract qualified personnel.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$139,074	$137,588
Accounts receivable, net	25,624	19,163
Inventory	902	2,317
Prepaid expenses and other current assets	12,949	11,978
Total current assets	178,549	171,046
Property and equipment, net	27,489	28,160
Goodwill	9,393	9,393
Acquired intangibles, net	3,011	3,266
Other assets	3,150	2,948
Total assets	$221,592	$214,813
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,798	$5,196
Accrued liabilities	41,574	34,702
Current portion of capital lease obligation	276	269
Current portion of long-term debt	3,750	3,750
Deferred revenue	39,032	36,657
Total current liabilities	87,430	80,574
Long-term debt	13,903	14,840
Sales tax liability	3,670	3,670
Capital lease obligation	86	181
Other long-term liabilities	5,374	5,416
Total liabilities	110,463	104,681

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock	7	7
Additional paid-in capital	326,860	319,792
Accumulated other comprehensive income	1,069	527
Accumulated deficit	(216,807)	(210,194)
Total stockholders' equity	111,129	110,132
Total liabilities and stockholders' equity	$221,592	$214,813

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Software subscriptions	$79,978	$59,951
Other	6,560	5,367
Total revenues	86,538	65,318
Cost of revenues
Software subscriptions	16,723	15,914
Other	5,017	4,633
Total cost of revenues	21,740	20,547
Gross profit	64,798	44,771
Operating expenses
Research and development	14,926	11,840
Sales and marketing	41,828	31,969
General and administrative	14,024	10,531
Total operating expenses	70,778	54,340
Loss from operations	(5,980)	(9,569)
Other income (expense), net
Interest expense	(216)	(403)
Other income (expense), net	(367)	(556)
Other income (expense), net	(583)	(959)
Loss before provision for income taxes	(6,563)	(10,528)
Provision for income taxes	50	83
Net loss	$(6,613)	$(10,611)
Net loss per common share
Basic and diluted	$(0.09)	$(0.15)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	72,114	68,764

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(6,613)	$(10,611)
Other comprehensive income/(loss)
Foreign currency translation adjustments	542	340
Unrealized loss on available-for-sale securities	—	(50)
Comprehensive loss	$(6,071)	$(10,321)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(6,613)	$(10,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,377	3,224
Share-based compensation	6,737	4,747
Non-cash interest expense and other expenses related to debt	—	62
Net accretion of discount and amortization of premium on available-for-sale securities	—	95
Provision for bad debt	228	47
Deferred income taxes	(4)	14
Others	17	11
Changes in assets and liabilities:
Accounts receivable	(6,689)	(3,968)
Inventory	1,414	(343)
Prepaid expenses and other current assets	(970)	(754)
Other assets	452	614
Accounts payable	(2,430)	485
Accrued liabilities	6,927	2,812
Deferred revenue	2,375	2,739
Other liabilities	(12)	139
Net cash provided by (used in) operating activities	4,809	(687)
Cash flows from investing activities
Proceeds from the maturity of available-for-sale securities	—	6,780
Purchases of property and equipment	(2,023)	(2,859)
Capitalized internal-use software	(439)	(439)
Proceeds from the maturity of restricted investments	—	100
Net cash provided by (used in) investing activities	(2,462)	3,582
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	281	1,482
Repayment of debt	(938)	(3,330)
Repayment of capital lease obligations	(87)	(216)
Net cash used in financing activities	(744)	(2,064)
Effect of exchange rate changes on cash and cash equivalents	(117)	139
Net increase in cash and cash equivalents	1,486	970
Cash and cash equivalents
Beginning of period	137,588	113,182
End of period	$139,074	$114,152
Supplemental disclosure of cash flow data
Cash paid for interest	$169	$1,267
Cash paid for income taxes	$123	$47
Non-cash investing and financing activities
Change in liability for unvested exercised options	$3	$9
Equipment and capitalized software purchased and unpaid at period end	$496	$2,236
Unrealized loss on available-for-sale securities	$—	$50

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2016. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (the SEC).

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2015 included in the Company’s fiscal 2015 Annual Report on Form 10-K.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. The significant estimates made by management affect revenues, accounts receivable, allowance for doubtful accounts, inventory reserves, intangibles, goodwill, share-based compensation, deferred revenue, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates such estimates, which are adjusted prospectively based upon such periodic evaluation. Actual results could differ from these estimates and such differences may be material to the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance is a result of a joint project with the International Accounting Standards Board (IASB) to clarify and converge the revenue recognition principles under U.S. GAAP and International Financial Reporting Standards (IFRS) and to develop guidance that would streamline and enhance revenue recognition requirements. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2018, including interim periods within that reporting period. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures and has not selected a transition method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require a lessee to recognize assets and liabilities with lease terms of more than twelve months. Both capital and operating leases will need to be recognized on the balance sheet.  The standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  This standard amends ASU 2014-09 to improve the operability and understandability of the implementation guidance on principal versus agent considerations.  The effective date and transition of this amendment is the same as the effective date and transition of ASU 2014-09.  The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for stock-based compensation related to the accounting for forfeitures, employer tax withholding, excess tax benefits related to awards and cash flow presentations.  The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property.  The effective date and transition of this amendment is the same as the effective date and transition of ASU 2014-09.  The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures.

Note 2. Agency Agreement with Westcon Group

In January 2016, the Company entered into a sales agency agreement with Westcon Group, Inc. (Westcon), a global distributor of communications devices, to provide the phones purchased by customers. Under this agreement, the Company is an agent of Westcon and receives a commission for its services, which primarily include referring phone sales to Westcon. Westcon will provide phones directly to the Company’s customers instead of the Company purchasing phones from third-party vendors and reselling the phones to the Company’s customers. Commission revenue from the arrangement is recorded as the Company is the agent for these sales based on the following criteria:

•	the Company is not the primary obligor in the arrangement and the customer contracts for the sales of phones are entered into with Westcon;
•	the Company does not have latitude to establish pricing with customers as the sales agency agreement restricts the prices at which phones may be sold by the Company;
•	the Company does not have collection risk for phones sold under this model since it is entitled to a sales commission regardless of whether the customer pays Westcon;
•	the Company does not carry inventory and does not have general inventory risk; and
•	warranty responsibility and services are provided by Westcon.

As the Company has not entirely completed its transition to Westcon, it continued to recognize revenue and cost from sales of phones through other distribution partners for the three months ended March 31, 2016.

The Company’s sales of phones that are provided free or significantly discounted to customers are not part of the sales agency agreement with Westcon. The Company recognizes revenue and cost from these sales as the Company is the primary obligor and has latitude in pricing.

Note 3. Change in Presentation

As a result of the new sales agency model, the Company replaced the product revenue line in its consolidated statements of operations with a line called “other” revenue, which includes the commissions revenue as an agent of Westcon.  This line also includes professional implementation services, phone rentals, and product revenues not sold under the sales agency agreement with Weston. Correspondingly, cost of other revenue includes cost of professional services, cost of rental revenue, and cost of product revenue.

Product revenue and product cost of revenue were $4.6 million and $4.5 million for the three months ended March 31, 2016, respectively.  Product revenue and product cost of revenue were $5.1 million and $4.5 million for the three months ended March 31, 2015, respectively.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Cash	$19,926	$18,522
Money market funds	119,148	119,066
Total cash and cash equivalents	$139,074	$137,588

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accounts receivable	$19,507	$15,509
Unbilled accounts receivable	6,470	4,031
Allowance for doubtful accounts	(353)	(377)
Accounts receivable, net	$25,624	$19,163

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Computer hardware and software	$50,236	$49,774
Internal-use software development costs	7,965	7,432
Furniture and fixtures	4,224	3,610
Leasehold improvements	2,443	2,412
Total property and equipment	64,868	63,228
Less: accumulated depreciation and amortization	(37,379)	(35,068)
Property and equipment, net	$27,489	$28,160

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued compensation and benefits	$12,751	$10,128
Accrued sales, use and telecom related taxes	5,771	5,243
Other accrued expenses	23,052	19,331
Total accrued liabilities	$41,574	$34,702

Note 5. Fair Value of Financial Instruments

Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company measures and reports certain cash equivalents, including money market funds and certificates of deposit, at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements.  This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Valuations based on observable inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2:

Valuations based on observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3:

Valuations based on unobservable inputs that are supported by little or no market activity and that are based on management’s assumptions, including fair value measurements determined by using pricing models, discounted cash flow methodologies or similar techniques.

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,148	$119,148	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

	Balance at
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,066	$119,066	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost which approximates fair value due to the relatively short maturity of those instruments.

At March 31, 2016 and December 31, 2015, the Company estimated the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities. The estimated fair value of the Company’s current and non-current debt obligations was $17.6 million at March 31, 2016, compared to its carrying amount of $17.7 million at that date. The estimated fair value of the Company’s current and non-current debt obligations was $19.0 million at December 31, 2015, compared to its carrying amount of $18.6 million at that date. If the debt was measured at fair value in the condensed consolidated balance sheets, the Company’s current and non-current debt would be classified in Level 2 of the fair value hierarchy.

Note 6. Business Combinations

On June 4, 2015, the Company acquired Glip, Inc. (Glip), a cloud messaging and collaboration company based in Boca Raton, Florida. Glip is a provider of team messaging services, integrated with project management, group calendars, notes, annotations, and file sharing. The consideration for this acquisition, net of cash acquired and including the fair value of contingent consideration payable in cash upon achievement of certain earn out milestones and the fair value of common stock issuable to the sellers was $11.9 million. The initial fair value of the milestone based earn out liability was determined to be $2.3 million using various estimates, including probabilities of success and discount rates. Based on the completion of milestones for the quarter ended March 31, 2016 and the estimated probability of completing of the remaining milestones, the estimated fair value of the milestones based earn out liability was $2.4 million at March 31, 2016, of which $2.0 million and $0.4 million is classified as a current and non-current liability, respectively, in the condensed consolidated balance sheets. Under the terms of the acquisition, the Company may also pay up to $2.0 million in payments at the end of a two-year period to certain Glip employees, who continue to be employees of the Company, which are accounted for as a post-combination expense. At March 31, 2016, the contingent payment liability was $0.8 million and classified as a non-current liability in the consolidated balance sheets.

Acquired intangible assets as of March 31, 2016 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	$840	$345	$495
Developed technology	3,010	494	2,516
Total acquired intangible assets	$3,850	$839	$3,011

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense from acquired intangible assets for the three months ended March 31, 2016 was $0.3 million.  Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the condensed consolidated statements of operations.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2016 (remaining)	$767
2017	782
2018	602
2019	602
2020	258
Total estimated amortization expense	$3,011

Note 7. Debt

As of March 31, 2016, the Company’s debt is comprised of borrowings under the Third Amended and Restated Loan and Security Agreement dated March 30, 2015 (SVB Agreement), as amended, with Silicon Valley Bank (SVB).  Under the SVB Agreement, the Company has one outstanding growth capital term loan (2013 Term Loan) and a revolving line of credit.

The 2013 Term Loan was borrowed on December 31, 2013 with a principal amount of $15.0 million, which was being repaid in 48 equal monthly installments of principal, plus accrued and unpaid interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at March 31, 2016, the current interest rate is 4.25%. As of March 31, 2016, the outstanding principal balance of the 2013 term loan was $6.9 million, of which $3.1 million is payable subsequent to March 31, 2017 and is classified as a non-current liability in the accompanying condensed consolidated balance sheet.

The revolving line of credit provides for a maximum borrowing of up to $15.0 million in principal amount, subject to limits based on recurring software subscription revenue amounts as defined in the SVB Agreement. The recurring software subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option and based on cash balances maintained with SVB at March 31, 2016, the current interest rate is 3.75%. On August 11, 2015, the Company amended the terms of the SVB Agreement extending the maturity of the revolving line of credit from August 13, 2015 to August 14, 2017. As of March 31, 2016, the outstanding principal balance and the available borrowing capacity of the line of credit were $10.8 million and $4.2 million, respectively. The outstanding principal balance is classified as non-current liabilities in the condensed consolidated balance sheet as the principal balance is due beyond March 31, 2017.

The Company has pledged substantially all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB Agreement. The SVB Agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Agreement, as amended, also contains customary affirmative covenants, as well as financial covenants that require the Company to (i) maintain minimum cash balances of $10.0 million, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On March 30, 2015, the Company adjusted certain financial covenants to expand its ability to invest in certain foreign subsidiaries and property and equipment. The Company was in compliance with all covenants under its credit agreement with SVB as of March 31, 2016.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations.  In addition, the Company leases space from third party datacenter hosting facilities under co-location agreements to support its cloud infrastructure.  The Company leases space for its headquarter in Belmont, California through July 2021.

Sales Tax Liability

The Company regularly increases its sales and marketing activities in the U.S. that may create nexus in those states to collect sales taxes on sales to those customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet. As of March 31, 2016 and December 31, 2015, the Company had a balance for a long-term sales tax liability of $3.7 million at both period ends, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

A current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $4.5 million and $4.4 million, is included in accrued liabilities as of March 31, 2016 and December 31, 2015, respectively.

Legal Matters

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies.  Legal fees are expensed in the period in which they are incurred. As of March 31, 2016 and December 31, 2015, there were no significant ongoing legal matters and the Company did not have any accrued liabilities recorded for such loss contingencies.

Note 9. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenues	$653	$457
Research and development	1,638	1,113
Sales and marketing	2,190	1,844
General and administrative	2,256	1,333
Total share-based compensation expense	$6,737	$4,747

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of share-based compensation expense by award type follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Options	$2,547	$2,705
Employee stock purchase plan rights	550	286
Restricted stock units	3,640	1,756
Total share-based compensation expense	$6,737	$4,747

Equity Incentive Plans

As of March 31, 2016, a total of 10,054,774 shares remained available for grant under the 2013 Plan. A summary of option activity under all of the Company’s equity incentive plans at March 31, 2016 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2015	8,048	$10.27	6.2	$107,091
Granted	499	16.01
Exercised	(91)	3.10
Canceled/Forfeited	(200)	15.27
Outstanding at March 31, 2016	8,256	$10.58	6.0	$45,038
Vested and expected to vest as of March 31, 2016	7,700	$10.22	6.0	$44,613
Exercisable as of March 31, 2016	5,130	$7.97	5.8	$40,730

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31,
	2016	2015
Weighted average grant date fair value per share	$6.53	$6.53
Total intrinsic value of options exercised	$1,463	$3,815

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate and dividend yield. The weighted-average assumptions used in the option pricing model in the periods presented were as follows:

	Three Months Ended March 31,
	2016	2015
Expected term for employees (in years)	4.7	4.8
Expected term for non-employees (in years)	6.2	7.0
Risk-free interest rate	1.11%	1.47%
Expected volatility	47%	48%
Expected dividend yield	0%	0%

As of March 31, 2016 and March 31, 2015, there was approximately $16.0 million and $24.6 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.5 years and 2.6 years, respectively.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Class A common stock at a discount through payroll deductions of up to the lesser of 15% of their eligible compensation or the IRS allowable limit per calendar year. A participant may purchase a maximum of 3,000 shares during an offering period. The offering period starts on the first trading day on or after May 11th and November 11th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 90% of the fair value of the Company’s common stock at the beginning of the six month offering period and (ii) 90% of the fair value of the Company’s common stock at the end of the six month offering period.

As of March 31, 2016, there was a total of $0.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At March 31, 2016, a total of 2,618,416 shares were available for issuance under the ESPP.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units (RSUs) to employees and consultants.  RSUs issued under the 2013 Plan generally vest over four years.  A summary of activity of RSUs under the 2013 Plan at March 31, 2016 and changes during the period then ended is presented in the following table:

	Number of	Weighted-
	RSUs	Average	Aggregate
	Outstanding	Grant Date Fair	Intrinsic Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2015	2,288	$16.63	$53,972
Granted	1,088	16.28
Exercised	(175)	15.86
Canceled/Forfeited	(79)	16.49
Outstanding at March 31, 2016	3,122	$16.55	$49,196

As of March 31, 2016, there was a total of $36.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.14 years.

Note 10. Segment Reporting

The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reporting segment.

Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenue was derived from the U.S. during the three months ended March 31, 2016 and 2015.

Generally, 88% of the Company’s billings are collected through credit card payments, resulting in a minimal accounts receivable balance.  The Company’s accounts receivable balance primarily consists of receivables due from larger customers and resellers who are billed on invoices at customary payment terms.  As the Company moves up-market and acquires larger customers, the Company expects the accounts receivable balance to increase.  At March 31, 2016 and December 31, 2015, one of the Company’s resellers accounted for 42% and 39% of the Company’s total accounts receivable, respectively.

Property and equipment by geographic location is based on the location of the legal entity that owns the asset. At March 31, 2016 and December 31, 2015, more than 85% of the Company’s property and equipment was located in the U.S. with no single country outside of the U. S. representing more than 10% of property and equipment.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Income Taxes

The provision for income taxes for the three months ended March 31, 2016 and 2015, was $50,000 and $83,000, respectively, which consisted primarily of state minimum taxes and foreign income taxes.

For the three months ended March 31, 2016 and 2015, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable.  Additionally, the Company realized no benefit for current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2016 and December 31, 2015. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three months ended March 31, 2016, there have been no significant changes to the total amount of unrecognized tax benefits.

Note 12. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, stock options related to the non-vested early exercises and stock related to non-vested restricted stock awards, to the extent they are dilutive. For the three months ended March 31, 2016 and 2015, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator
Net loss	$(6,613)	$(10,611)
Denominator
Weighted-average common shares for basic and diluted net loss per share	72,114	68,764
Basic and diluted net loss per share	$(0.09)	$(0.15)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Shares of unvested common stock subject to repurchase	—	13
Shares of common stock issuable under equity incentive awards outstanding	11,379	11,611
Potential common shares excluded from diluted net loss per share	11,379	11,624

Note 13. Related Party Transactions

In the ordinary course of business, the Company made purchases from Alphabet Inc. (the parent company of Google Inc.), an entity for which one of the Company’s directors serves as a Vice President. Total payables to Alphabet at March 31, 2016 and December 31, 2015 were $1.2 million and $2.0 million, respectively. Total expenses incurred from Alphabet in three months ended March 31, 2016 and March 31, 2015 were $2.9 million and $2.8 million, respectively.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14. Subsequent Event

On April 21, 2016, Supply Pro Sorbents, LLC (SPS), filed a putative class action against the Company in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (TCPA) arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over the Company’s system.  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  The Company has not yet responded to the complaint, and discovery has not yet commenced.  The Company intends to vigorously defend itself in this lawsuit.  However, litigation is inherently uncertain, and it is too early in this proceeding to predict the outcome of this lawsuit. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on February 29, 2016 under the Securities Act of 1934, as amended (the Securities Act) with the SEC. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for the way employees communicate in business. We believe that our innovative, cloud-based approach disrupts the large market for business communications and collaboration solutions by providing flexible and cost-effective subscriptions that support distributed workforces, mobile employees and the proliferation of “bring-your-own” communications devices. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce.

We primarily generate revenues by selling software subscriptions of our RingCentral Office, RingCentral Professional, RingCentral Fax, and RingCentral Contact Center offerings. RingCentral Office, which offers an integrated communications and collaboration solution, is offered at monthly subscription rates, varying by the specific functionalities and services and the number of users. RingCentral Office customers generally pay higher monthly subscription rates than customers of our other service offerings. We recently introduced RingCentral Global Office (Global Office) as an expansion to RingCentral Office. Global Office, offered on a monthly subscription, is a single global solution designed for multinational enterprises.  Connecting workforces across multiple countries, Global Office reduces complexity and high costs of maintaining multiple, legacy on-premise PBX systems with a single cloud solution.  RingCentral Professional is offered at monthly subscription rates that vary based on the desired amount of minutes usage and extensions allotted to the plan. RingCentral Fax is offered at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan. In addition, RingCentral Contact Center is also offered as a monthly subscription based on three editions with varying features and capabilities.

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card. However, as the number of RingCentral Office customers grows, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. We also expect our level of prepayments by larger customers to increase, accordingly our level of deferred revenue may increase. For the three months ended March 31, 2016 and 2015, software subscriptions revenue accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenue from the sale of pre-configured office phones. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services.

In January 2016, we entered into a sales agency agreement with Westcon Group, Inc. (Westcon), a global distributor of communications devices, to provide the phones purchased by customers. Under this agreement, we are an agent and receive a commission for our services, which primarily include referring sales to Westcon. Westcon will provide phones directly to our customers instead of us purchasing phones from third-party vendors and reselling the phones to our customers. Commission revenue from the arrangement is recorded as we are the agent for these sales. We continued to generate revenue from sales of phones during the first quarter of 2016 from transactions with our previous distribution partners as we had not completed the transition of all phone distribution rights to Westcon during the first quarter of 2016. In addition, we will at times have sales in which we will provide free or significantly discounted phones to our customers for promotional reasons. As our agency arrangement does not allow for these significant discounts, we will be the seller to these customers and recognize the related revenue and cost from the sale.

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct, inside sales force. Since then, we have continued investing in our direct, inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of over 2,500 sales agents and resellers, including distributors such as Ingram Micro, Tech Data, and Jenne, as well as carrier partners including AT&T, TELUS, and BT, which we refer to collectively as resellers. We intend to continue to foster this network and to expand our network with other resellers. Beginning in 2011, we also began expanding into more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. In the case of our carrier partners, who resell our product to multiple companies, we consider each reseller to be a single customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of users per customer generally correlates closely to the number of employees within a customer account. As of March 31, 2016, we had customers from industries including advertising, finance, healthcare, legal services, non-profit organizations, real estate, retail and technology. In October of 2013, we launched our United Kingdom operations, however, for the three months ended March 31, 2016 and 2015, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the United Kingdom and beyond.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels and scale internationally.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $296.2 million, $219.9 million and $160.5 million in fiscal years ended December 31, 2015, 2014 and 2013, respectively, generating year-over-year increases of 35% and 37%, respectively. For the three months ended March 31, 2016 and 2015, our total revenues were $86.5 million and $65.3 million, respectively, representing a year-over-year increase of 32%.  We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $32.1 million, $48.3 million and $46.1 million in fiscal years 2015, 2014 and 2013, respectively.  For the three months ended March 31, 2016 and 2015, our net loss was $6.6 million and $10.6 million, respectively.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (ARR) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions in effect at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2016 was $28.4 million. As such, our Annualized Exit Monthly Recurring Subscriptions at March 31, 2016 was $340.3 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (Office ARR) in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at March 31, 2016 were $269.3 million.

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

Our key business metrics for the five quarterly periods ended March 31, 2016 were as follows (dollars in millions):

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$340.3	$317.4	$297.5	$274.6	$253.7
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$269.3	$247.4	$227.7	$205.4	$185.4

Quarterly Revenue Trends

Our subscriptions revenues are primarily driven by recurring software subscription services. Historically, we have acquired more new customers in the first and third quarters of our fiscal year. However, we have seen this trend become less pronounced as our business has grown, sales of RingCentral Office have accounted for a higher percentage of our total revenues, and as we move up-market to target and acquire larger customers.

Quarterly Operating Expenses Trends

Operating expenses are primarily driven by employee-related expenses and by sales and marketing programs, and have been relatively consistent as a percentage of revenues. We experience some seasonality in spending on sales and marketing as a percentage of total revenues as we spend relatively less on marketing programs in the third and fourth quarters due to the summer and year-end holiday periods. However, this trend may not continue as we acquire larger customers.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues
Software subscriptions	$79,978	$59,951
Other	6,560	5,367
Total revenues	86,538	65,318
Cost of revenues
Software subscriptions	16,723	15,914
Other	5,017	4,633
Total cost of revenues	21,740	20,547
Gross profit	64,798	44,771
Operating expenses
Research and development	14,926	11,840
Sales and marketing	41,828	31,969
General and administrative	14,024	10,531
Total operating expenses	70,778	54,340
Loss from operations	(5,980)	(9,569)
Other income (expense), net
Interest expense	(216)	(403)
Other income (expense), net	(367)	(556)
Other income (expense), net	(583)	(959)
Loss before provision for income taxes	(6,563)	(10,528)
Provision for income taxes	50	83
Net loss	$(6,613)	$(10,611)

Percentage of Total Revenues

	Three Months Ended
	March 31,
	2016	2015
Revenues
Software subscriptions	92%	92%
Other	8	8
Total revenues	100	100
Cost of revenues
Software subscriptions	19	24
Other	6	7
Total cost of revenues	25	31
Gross margin	75	69
Operating expenses
Research and development	17	18
Sales and marketing	48	49
General and administrative	16	16
Total operating expenses	81	83
Loss from operations	(6)	(14)
Other income (expense), net
Interest expense	(1)	(1)
Other income (expense), net	(1)	(1)
Other income (expense), net	(2)	(2)
Loss before provision for income taxes	(8)	(16)
Provision for income taxes	—	—
Net loss	(8)%	(16)%

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

	Three Months
	Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Revenues:
Software subscriptions	$79,978	$59,951	$20,027	33%
Other	6,560	5,367	1,193	22%
Total revenues	$86,538	$65,318	$21,220	32%
Percentage of revenues:
Software subscriptions	92%	92%
Other	8	8
Total	100%	100%

Software subscriptions revenue increased by $20.0 million or 33% for the three months ended March 31, 2016 as compared to the respective period of the prior year primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three months ended March 31, 2016 as compared to the respective period of the prior year, which carry a higher monthly subscription rate versus our other product offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers made a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varied significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures of 31% and 33% for the three months ended March 31, 2016 and 2015, respectively, which include advertising and sales personnel expenditures that helped facilitate the increase in customer acceptance of our products.

In the three months ended March 31, 2016, we transitioned to a new distribution partner for delivering phones to our customers.  Under the agreement, we are an agent and receive a commission for our services, which primarily includes referring sales to the distribution partner. We continued to generate revenue from phone sales during the beginning of the first quarter of 2016 from transactions with our previous distribution partners as we did not complete the transition during the quarter. In addition, under the new arrangement, we may have sales in which we provide free or significantly discounted phones to our customers. As our agency arrangement does not allow these significant discounts, we will be the seller to these customers and recognize the related revenue and cost from the sale.

The remainder of our revenues has historically been primarily comprised of product revenue from the sale of pre-configured office phones.  We have since replaced the “product revenue” line item in our consolidated statements of operations with a line item for “other” revenue, which includes commissions earned on sales of phones from our distribution partner, phone rentals, professional services, and sales of phones that we made directly to customers as discussed above. Other revenues increased by $1.2 million or 22%  for the three months ended March 31, 2016 as compared to the respective period of the prior year primarily due to the shift to a new sales agency model during the first quarter of 2016 and the elimination of the majority of our revenues from the sale of phones.

Cost of Revenues and Gross Margin

	Three Months
	Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Cost of revenues:
Software subscriptions	$16,723	$15,914	$809	5%
Other	5,017	4,633	384	8%
Total cost of revenues	$21,740	$20,547	$1,193	6%
Gross margins:
Software subscriptions	79%	73%
Other	24%	14%
Gross margin %	75%	69%

Cost of subscriptions revenues increased by $0.8 million or 5% for the three months ended March 31, 2016 as compared to the respective period of the prior year primarily due to an increase in personnel costs of $0.7 million, including increased share-based compensation expense of $0.2 million.

Cost of other revenues increased by $0.4 million or 8% for the three months ended March 31, 2016 as compared to the respective period of the prior year due to an increase in the cost of professional services of $0.3 million.

Our gross margin was 75% and 69% for the three months ended March 31, 2016 and 2015, respectively. The improvement in software subscriptions gross margin was primarily due to economies of scale obtained in our infrastructure. The improvement in other gross margin was primarily due to the shift in the majority of our phone sales to an agent relationship.

Research and Development

	Three Months
	Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Research and development	$14,926	$11,840	$3,086	26%
Percentage of total revenues	17%	18%

Research and development expenses increased by $3.1 million or 26% for the three months ended March 31, 2016 as compared to the respective period of the prior year primarily due to an increase in personnel costs of $2.9 million, including increased share-based compensation expense of $0.5 million. The increase in personnel costs was primarily due to a 17% increase in average headcount. The increase in headcount was for the support of the development of additional software projects for our cloud-based and mobile applications.

We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in future software development projects for our cloud-based and mobile applications.

Sales and Marketing

	Three Months
	Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Sales and marketing	$41,828	$31,969	$9,859	31%
Percentage of total revenues	48%	49%

Sales and marketing expenses increased by $9.9 million or 31% for the three months ended March 31, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $5.1 million, including higher share-based compensation expense of $0.3 million, indirect channel commissions of $2.1 million, and advertising and marketing costs of $1.8 million.  The increase in personnel costs was primarily due to a 17% increase in average headcount. The increases in sales and marketing headcount and other expense categories described herein were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and United Kingdom markets.

We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, the United Kingdom and other markets.

General and Administrative

	Three Months
	Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
General and administrative	$14,024	$10,531	$3,493	33%
Percentage of total revenues	16%	16%

General and administrative expenses increased by $3.5 million or 33% for the three months ended March 31, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $2.0 million, including share-based compensation expense of $0.9 million, and $1.5 million in professional fees. The increase in personnel costs was primarily due to a 14% increase in average headcount.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Other Income and Expense, net

	Three Months
	Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Interest expense	$(216)	$(403)	$187	46%
Other income (expense), net	(367)	(556)	189	34%
Other income (expense), net	$(583)	$(959)	$376	39%

Other income (expense), net for the three months ended March 31, 2016 improved by $0.4 million or 39% as compared to the respective period of the prior year primarily due to lower interest expense and lower foreign currency exchange losses. The lower interest expense is a result of lower debt balances compared to the respective period of the prior year.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, we had $139.1 million and $137.6 million, respectively, of cash and cash equivalents. To date, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. We believe that our operations along with existing liquidity sources and available borrowings under our SVB Agreement will satisfy our cash requirements for at least the next 12 months.

A majority of our customers are on 30-day subscription periods and invoiced at the beginning of each subscription period via credit card. Some of our customers enter into subscription periods longer than 30 days. An increasing number of our customer are invoiced net 30 days, and invoiced for longer periods up to a year. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included within our condensed consolidated balance sheet as a current liability. Deferred revenue consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of March 31, 2016 and December 31, 2015, we had deferred revenue of $39.0 million and $36.7 million, respectively. We will recognize this deferred revenue when all of the revenue recognition criteria are met within the next 12 months.

As of March 31, 2016, the carrying value of our debt totaled $17.7 million. The balance consists of $6.9 million in the 2013 Term Loan and $10.8 million under the revolving line of credit, which collectively are payable under the SVB Agreement. As of March 31, 2016, the available borrowing capacity of the revolving line of credit was $4.2 million. The Company has pledged substantially all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB Agreement. The SVB Agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Agreement, as amended, also contains customary affirmative covenants, as well as financial covenants that require the Company to (i) maintain minimum cash balances of $10.0 million, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. The Company was in compliance with all covenants under its credit agreement with SVB as of March 31, 2016.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, international expansion, research and development, litigation, increased general and administrative expenses to support the anticipated growth in our operations, including being a public company, capital equipment required to support our growing headcount and in support of our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash equivalents are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity offerings or through additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional financing sources may not be available on terms favorable to us or at all.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in) operating activities	$4,809	$(687)
Net cash provided by (used in) investing activities	(2,462)	3,582
Net cash used in financing activities	(744)	(2,064)
Effect of exchange rate changes on cash and cash equivalents	(117)	139
Net increase in cash and cash equivalents	$1,486	$970

Net Cash Provided by (Used in) Operating Activities

Cash used in operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software, the amount and timing of customer collections, as well as the amount and timing of disbursements to our vendors.

For the three months ended March 31, 2016, cash flows provided by operating activities of $4.8 million resulted primarily from cash generated from operations of $3.8 million, which reflects our net loss of $6.6 million adjusted for non-cash charges of $10.4 million, and a $1.0 million increase due to changes in operating assets and liabilities.

For the three months ended March 31, 2015, cash flows used in operating activities of $0.7 million was primarily due to funding a $2.4 million loss, which reflects our net loss of $10.6 million adjusted for non-cash charges of $8.2 million, and a $1.7 million increase due to changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of capital expenditures, including costs incurred related to internal-use software, that are necessary to support our increasing customer base, as well to support the increase in headcount levels in all functions of our business.

Net cash used in investing activities was approximately $2.5 million for the three months ended March 31, 2016 as compared to cash provided of approximately $3.6 million for the three months ended March 31, 2015. Cash used in investing activities for the three months ended March 31, 2016 was due to purchases of property and equipment and personnel-related costs associated with the development of internal-use software.  Net cash used in investing activities for the three months ended March 31, 2016 changed by $6.0 million from the respective period in the prior year primarily due to a reduction of $6.8 million in proceeds from the maturity of available-for-sale securities that were received in 2015 offset by a reduction of $0.8 million in purchases of property and equipment.

Net Cash Used in Financing Activities

Our primary financing activities have consisted of proceeds from the issuance of stock under our stock plans and borrowings under the SVB Agreement.

Net cash used in financing activities was approximately $0.7 million for the three months ended March 31, 2016 as compared to approximately $2.1 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, cash used in financing activities is primarily due to the repayment of $1.0 million for debt, including capital lease payments, offset by $0.3 million in proceeds from the exercise of stock options in connection with our stock plans.  Net cash used in financing activities for the three months ended March 31, 2016 decreased by $1.3 million from the respective period in the prior year primarily due to reduced debt repayments of $2.5 million, including repayment of capital lease obligations, which was driven by an early repayment of debt in March 2015.  This decrease of $2.5 million was offset by a decrease of $1.2 million in proceeds from the exercise of stock options.

Backlog

We have generally signed monthly and annual contracts for our subscriptions. The timing of invoicing to our customers is a negotiated term and thus varies among our subscription contracts. For multiple-year contracts, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice, which constitute backlog. Until such time as these amounts are invoiced, we do not recognize them as revenues, unearned revenue or elsewhere in our condensed consolidated financial statements. Accordingly, we believe that fluctuations in backlog are not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.

Contractual Obligations and Commitments

Except as set forth below and in Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Off-balance Sheet Arrangements

During the three months ended March 31, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, the U.K., Switzerland, the Netherlands, China, Ireland and Singapore. Our condensed consolidated statements of operations and statements of cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. As of December 31, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $4.6 million on our consolidated financial statements. As of March 31, 2016, a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have had an impact of approximately $2.0 million on our condensed consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $139.1 million and $137.6 million as of March 31, 2016 and December 31, 2015, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

As of March 31, 2016 and December 31, 2015, we had approximately $17.7 million and $18.6 million, respectively, in current and long-term debt with variable interest rate components.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of March 31, 2016, we did not have any accrued liabilities recorded for such loss contingencies.

On April 21, 2016, SPS filed a putative class action against us in the United States District Court for the Northern District of California, alleging common law conversion and TCPA violations arising from fax cover sheets used by our customers when sending facsimile transmissions over RingCentral’s system.  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  We have not yet responded to the complaint, and discovery has not yet commenced.  We intend to vigorously defend ourselves in this lawsuit. However, litigation is inherently uncertain, and it is too early in this proceeding to predict the outcome of this lawsuit.  Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

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

We have incurred substantial net losses since our inception, including net losses of $6.6 million for the fiscal quarter ended March 31, 2016, $32.1 million for fiscal 2015, $48.3 million for fiscal 2014 and $46.1 million for fiscal 2013, and had an accumulated deficit of $216.8 million as of March 31, 2016. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

Although our net losses have decreased in recent quarters, we expect to continue to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenues may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, in particular the SaaS market, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

Our relatively limited operating history makes it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.

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

The cloud-based business communications industry is competitive, and we expect it to become even more competitive in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Microsoft Corporation and Broadsoft, Inc. and their resellers that generally license their software. In addition, certain of our resellers are also our competitors. For example, AT&T, BT, and TELUS serve as resellers to us but they are also competitors for business communications. All of these companies have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud. For instance, in March 2016, AT&T announced it will host a cloud-based voice and collaboration solution.  We also face competition from other cloud companies such as j2 Global, Inc., 8x8, Inc., Intermedia.net, Inc., Vonage Holdings Corp., Nextiva, Inc., Fuze (formerly Thinking Phone Networks), Jive Communications, Inc., as well as from established communications providers, such as AT&T Inc., Verizon Communications Inc. and Comcast Corporation in the United States, TELUS and others in Canada, and BT and others in the U.K., that resell on-premise hardware, software and hosted solutions, and they may develop and/or host their own solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (the parent company of Google Inc.), Yahoo! Inc. and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

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

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of over 2,500 sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationship with AT&T, BT and TELUS, or if these resellers reduce resources committed to reselling the service, our results of operations may suffer.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 89 issued U.S. patents, which expire between 2026 and 2035. We also have 49 patent applications pending examination in the U.S., and 18 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

In addition, the TCPA and FCC rules implementing the TCPA, as amended by the Junk Fax Prevention Act of 2005, prohibit sending unsolicited facsimile advertisements, subject to certain exceptions. The FCC may take enforcement action against persons or entities that send “junk faxes,” and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements apply to those who “send” the advertisements, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes and have failed to take steps to prevent such transmissions also face liability under the FCC’s rules. We take significant steps designed to prevent our systems from being used to send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. If any of these were to occur, we could be required to incur significant costs and management’s attention could be diverted.  Further, if we were to be held liable for the use of our service to send unsolicited faxes or to settle any action or proceeding, any judgment, settlement or penalties could cause a material adverse effect on our operations.  We have recently been named as defendants to a class action litigation involving alleged violations of the TCPA brought by SPS. For more information about this lawsuit, see Part II, Item 1 of this Quarterly Report on Form 10-Q entitled “Legal Proceedings.”

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

We believe we collect state and local sales tax and use, excise, utility user, and ad valorem taxes, fees or surcharges in all relevant jurisdictions in which we generate sales, based on our understanding of the applicable laws in those jurisdictions.  Such tax, fees and surcharge laws and rates vary greatly by jurisdiction. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees, and surcharges for sales made over the Internet. Therefore, taxing authorities may challenge our position and may decide to audit our business and operations with respect to such taxes, which could result in increased tax liabilities for us or our customers that could materially and adversely affect our results of operations and our relationships with our customers.

The application of other indirect taxes (such as sales and use tax, value added tax, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area.  In November 2007, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet. Since then it has been extended several times, with the current continuing resolution extending it until October 2016. The application of existing, new, or future laws relating to indirect taxes on e-commerce businesses, whether in the U.S. or internationally, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

Except for an insignificant amount of deferred tax assets recognized in connection with NOLs in the Netherlands and China, no deferred tax assets have been recognized on our consolidated balance sheets related to these NOLs, as they are fully offset by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our initial public offering or another offering, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

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

We recently entered into a sales agency agreement with Westcon Group, Inc., or Westcon, a global distributor of communications devices, to provide directly most of the phones purchased by our customers. Under this agreement, Westcon has begun to provide phones directly to our customers instead of us purchasing phones from third-party vendors and then reselling the phones to our customers. While we are hopeful that this transition to a sales agency model will be successful, there may be difficulties with training our sales force, billing, delivery logistics, configuration for use with our services, and compatibility with our customers’ existing telecommunications infrastructure. Any transition difficulties may delay or prevent our customers from utilizing our solutions, or may require us to explore alternative supply arrangements or configuration solutions at our own expense, all of which could have a material adverse effect on our business, financial condition and results of operations.

We currently depend on three suppliers and one fulfillment agent to configure and deliver the phones that we sell and will in the future depend on Westcon to sell and deliver them directly to our customers, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We rely on Cisco Systems, Inc., Polycom, Inc., and Yealink Network Technology Co., Ltd. to provide phones that we and Westcon offer for sale to our customers that use our subscriptions, and we rely on one fulfillment agent to configure and deliver the phones that we sell directly to our customers. Beginning in the first quarter of 2016, Westcon began to sell and deliver the majority of the phones purchased by our customers, as well as configure them for use with our subscriptions. As a sales agent for Westcon, we have lesser control of the availability, design, function, quality, reliability, customer service or branding of these phones or configuration services. Although we assist in the marketing and promoting of these phones in connection with our services and provide Westcon with advisory recommendations on the retail pricing of these phones, we have lesser control of either the marketing and promotion or the pricing of these phones or any configuration services. Accordingly, we could be adversely affected if Westcon fails to maintain competitive phones or configuration services, or fails to continue to make them available on attractive terms, or at all.  Furthermore, Polycom, Inc. recently entered into a definitive agreement to be acquired by Mitel Networks Corporation, a competitor of ours, which could have an adverse impact on the supply of phones for sale to our customers.

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

Phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones used by our customers are manufactured by only three third-party providers: Cisco Systems, Inc., Polycom, Inc., and Yealink Network Technology Co., Ltd. If any of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. In addition, the proposed acquisition of Polycom, Inc. by Mitel Networks Corporation, one of our competitors, may have an impact on the willingness of Polycom, Inc. to supply our customers with competitive phones or ensure that the phones they supply our customers will interoperate effectively with our system.  These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be cancelled, which would harm our business, financial condition and results of operations.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources, and these costs and demands may become greater especially now that we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

RingCentral, Inc.
Date: May 6, 2016	By:	/s/ Clyde Hosein
Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)