Form 10-Q
period 2016-06-30
RingCentral Inc
filed 2016-08-05
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, there were 59,761,789 shares of Class A Common Stock issued and outstanding and 13,331,546 shares of Class B Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our success in the enterprise market and with our carrier partners;
•	our progress against short term and long term goals;
•	our future financial performance;
•	our anticipated growth, growth strategies and our ability to effectively manage that growth and effect these strategies;
•	anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;
•	the impact of competition in our industry and innovation by our competitors;
•	our ability to anticipate and adapt to future changes in our industry;
•	our ability to predict software subscriptions revenues, formulate accurate financial projections, and make strategic business decisions based on our analysis of market trends;
•	our ability to anticipate market needs and develop new and enhanced products and subscriptions to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our customer base;
•	our anticipated benefits from our new sales agency agreement with Westcon Group;
•	maintaining, expanding and responding to changes in our relationships with other companies;
•	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
•	our ability to sell, market, and support our products and services;
•	our ability to expand our business to medium-sized and larger customers as well as expanding domestically and internationally;
•	our ability to realize increased purchasing leverage and economies of scale as we expand;
•	the impact of seasonality on our business;
•	the impact of any failure of our solutions or solution innovations;
•	our reliance on our third-party product and service providers;
•	the potential effect on our business of litigation to which we may become a party;
•	our liquidity and working capital requirements;
•	the impact of changes in the regulatory environment;
•	our ability to protect our intellectual property and rely on open source licenses;
•	our expectations regarding the growth and reliability of the internet infrastructure;
•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;
•	our ability to successfully and timely integrate, and realize the benefits of, our acquisition of Glip, Inc. and any other significant acquisitions we may make;
•	our capital expenditure projections;
•	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements;

•	the political environment and stability in the regions in which we or our subcontractors operate;
•	the impact of economic downturns on us and our clients;
•	our ability to defend our systems and our customer information from fraud and cyber attack;
•	our ability to prevent the use of fraudulent payment methods for our products; and
•	our ability to retain key employees and to attract qualified personnel.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be significantly different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be significantly different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ significantly from those anticipated in these forward looking statements, even if new information becomes available in the future.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$147,791	$137,588
Accounts receivable, net	24,170	19,163
Inventory	122	2,317
Prepaid expenses and other current assets	14,624	11,978
Total current assets	186,707	171,046
Property and equipment, net	29,103	28,160
Goodwill	9,393	9,393
Acquired intangibles, net	2,755	3,266
Other assets	3,237	2,948
Total assets	$231,195	$214,813
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,016	$5,196
Accrued liabilities	44,705	34,702
Current portion of capital lease obligation	273	269
Current portion of long-term debt	3,750	3,750
Deferred revenue	42,105	36,657
Total current liabilities	92,849	80,574
Long-term debt	12,965	14,840
Sales tax liability	3,527	3,670
Capital lease obligation	—	181
Other long-term liabilities	3,939	5,416
Total liabilities	113,280	104,681

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock	7	7
Additional paid-in capital	340,283	319,792
Accumulated other comprehensive income	2,203	527
Accumulated deficit	(224,578)	(210,194)
Total stockholders' equity	117,915	110,132
Total liabilities and stockholders' equity	$231,195	$214,813

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Software subscriptions	$86,067	$64,441	$166,045	$124,392
Other	5,777	6,250	12,337	11,617
Total revenues	91,844	70,691	178,382	136,009
Cost of revenues
Software subscriptions	18,173	16,505	34,896	32,419
Other	4,191	5,024	9,208	9,657
Total cost of revenues	22,364	21,529	44,104	42,076
Gross profit	69,480	49,162	134,278	93,933
Operating expenses
Research and development	16,681	12,297	31,607	24,137
Sales and marketing	45,662	34,626	87,490	66,595
General and administrative	13,441	11,778	27,465	22,309
Total operating expenses	75,784	58,701	146,562	113,041
Loss from operations	(6,304)	(9,539)	(12,284)	(19,108)
Other income (expense), net
Interest expense	(193)	(279)	(409)	(682)
Other income (expense), net	(1,217)	238	(1,584)	(318)
Other income (expense), net	(1,410)	(41)	(1,993)	(1,000)
Loss before provision (benefit) for income taxes	(7,714)	(9,580)	(14,277)	(20,108)
Provision (benefit) for income taxes	57	(1,369)	107	(1,286)
Net loss	$(7,771)	$(8,211)	$(14,384)	$(18,822)
Net loss per common share
Basic and diluted	$(0.11)	$(0.12)	$(0.20)	$(0.27)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	72,649	69,487	72,380	69,124

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(7,771)	$(8,211)	$(14,384)	$(18,822)
Other comprehensive income/(loss)
Foreign currency translation adjustments	1,134	(353)	1,676	(13)
Unrealized loss on available-for-sale securities	—	146	—	96
Comprehensive loss	$(6,637)	$(8,418)	$(12,708)	$(18,739)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(14,384)	$(18,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,953	6,529
Share-based compensation	14,214	10,038
Foreign currency remeasurement loss	1,708	80
Tax benefit from release of valuation allowance	—	(1,411)
Non-cash interest expense and other expenses related to debt	—	119
Net accretion of discount and amortization of premium on available-for-sale securities	—	402
Provision for bad debt	388	130
Deferred income taxes	(4)	12
Others	113	128
Changes in assets and liabilities:
Accounts receivable	(5,395)	(4,721)
Inventory	2,195	(661)
Prepaid expenses and other current assets	(2,647)	(1,976)
Other assets	131	279
Accounts payable	(3,911)	1,338
Accrued liabilities	11,492	3,105
Deferred revenue	5,448	5,440
Other liabilities	(1,620)	374
Net cash provided by operating activities	14,681	383
Cash flows from investing activities
Purchases of property and equipment	(6,056)	(7,716)
Capitalized internal-use software	(961)	(610)
Cash paid in business combination, net of cash acquired	—	(4,670)
Proceeds from the maturity of available-for-sale securities	—	16,260
Proceeds from the maturity of restricted investments	—	100
Net cash provided by (used in) investing activities	(7,017)	3,364
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	6,168	8,511
Payment of holdback from Glip acquisition	(1,500)	—
Repayment of debt	(1,875)	(4,267)
Repayment of capital lease obligations	(177)	(426)
Net cash provided by financing activities	2,616	3,818
Effect of exchange rate changes on cash and cash equivalents	(77)	42
Net increase in cash and cash equivalents	10,203	7,607
Cash and cash equivalents
Beginning of period	137,588	113,182
End of period	$147,791	$120,789
Supplemental disclosure of cash flow data
Cash paid for interest	$407	$1,488
Cash paid for income taxes	$168	$60
Non-cash investing and financing activities
Issuance of common stock for business combination	$—	$3,447
Change in liability for unvested exercised options	$3	$19
Equipment and capitalized internal-use software purchased and unpaid at period end	$1,212	$2,468

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

RingCentral, Inc. (the Company) is a provider of software-as-a-service (SaaS) solutions for business communications and collaboration. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2016. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (SEC).

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. The significant estimates made by management affect revenues, accounts receivable, allowance for doubtful accounts, inventory reserves, intangibles, goodwill, share-based compensation, deferred revenue, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. Management periodically evaluates such estimates, which are adjusted prospectively based upon such periodic evaluation. Actual results could differ from these estimates and such differences may be material to the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance is a result of a joint project with the International Accounting Standards Board (IASB) to clarify and converge the revenue recognition principles under U.S. GAAP and International Financial Reporting Standards (IFRS) and to develop guidance that would streamline and enhance revenue recognition requirements. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2018, including interim periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures and has not selected an adoption method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. Both capital and operating leases will need to be recognized on the balance sheet.  The standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies certain issues related to transitioning to the new revenue guidance, as well as assessing collectability, recognition of noncash consideration, and presentation of sales and other similar taxes in revenue transactions.  The effective date and transition of this amendment is the same as the effective date and transition of ASU 2014-09.  The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures.

Reclassification

Certain immaterial items previously reported have been reclassified to conform with the current year’s reporting presentation.

Note 2. Agency Agreement with Westcon Group

In January 2016, the Company entered into a sales agency agreement with Westcon Group, Inc. (Westcon), a global distributor of communications devices, to provide the phones purchased by customers. Under this agreement, the Company is an agent of Westcon and receives a commission for its services, which primarily include referring phone sales to Westcon. Westcon will provide phones directly to the Company’s customers instead of the Company purchasing phones from third-party vendors and reselling the phones to the Company’s customers. Commission revenues from the arrangement are recorded as the Company is the agent for these sales based on the following criteria:

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

The Company completed its transition of direct phone sales to Westcon during the three months ended June 30, 2016.  The transition excludes the Company’s carriers’ phone sales from the agency model. The Company does not plan to transition the carrier partners to the agency model as the billing relationships to these customers are through the carriers.

The Company’s sales of phones that are provided free or significantly discounted to customers are not part of the sales agency agreement with Westcon. The Company recognizes revenues and cost from these sales as the Company is the primary obligor and has latitude in pricing.

Note 3. Change in Presentation

As a result of the new sales agency model, the Company replaced the product revenues line in its consolidated statements of operations with a line called other revenues, which includes the commission revenues earned as an agent of Westcon, product revenues from sales of phones not sold under the sales agency agreement with Westcon, phone sales to carrier partners, phone rentals, and professional implementation services. Correspondingly, costs of other revenues include the costs for all the above items.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended 2016 and 2015, the majority of other revenues were product revenues from sales of phones that fell outside the sales agency agreement with Westcon.  Accordingly, to provide a comparison of product revenues and product cost of revenues prior to and subsequent to the change in presentation, product revenues were $3.2 million and $5.8 million for the three months ended June 30, 2016 and 2015, respectively, and $7.8 million and $10.9 million for the six months ended June 30, 2016 and 2015, respectively.  Product cost of revenues were $3.7 million and $4.9 million for the three months ended June 30, 2016 and 2015, respectively, and $8.2 million and $9.4 million for the six months ended June 30, 2016 and 2015, respectively.

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Cash	$28,545	$18,522
Money market funds	119,246	119,066
Total cash and cash equivalents	$147,791	$137,588

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accounts receivable	$20,039	$15,509
Unbilled accounts receivable	4,495	4,031
Allowance for doubtful accounts	(364)	(377)
Accounts receivable, net	$24,170	$19,163

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Computer hardware and software	$54,111	$49,774
Internal-use software development costs	8,553	7,432
Furniture and fixtures	4,305	3,610
Leasehold improvements	2,491	2,412
Total property and equipment	69,460	63,228
Less: accumulated depreciation and amortization	(40,357)	(35,068)
Property and equipment, net	$29,103	$28,160

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued compensation and benefits	$13,291	$10,128
Accrued sales, use and telecom related taxes	7,091	5,243
Accrued marketing	5,310	3,930
Other accrued expenses	19,013	15,401
Total accrued liabilities	$44,705	$34,702

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,246	$119,246	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

	Balance at
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,066	$119,066	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

At June 30, 2016 and December 31, 2015, the Company estimated the fair value of its debt using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities. The estimated fair value of the Company’s current and non-current debt obligations was $16.8 million at June 30, 2016, compared to its carrying amount of $16.7 million at that date. The estimated fair value of the Company’s current and non-current debt obligations was $19.0 million at December 31, 2015, compared to its carrying amount of $18.6 million at that date. If the debt was measured at fair value in the condensed consolidated balance sheets, the Company’s current and non-current debt would be classified in Level 2 of the fair value hierarchy.

Note 6. Business Combinations

On June 4, 2015, the Company acquired Glip, Inc. (Glip), a cloud messaging and collaboration company based in Boca Raton, Florida. Glip is a provider of team messaging services, integrated with project management, group calendars, notes, annotations, and file sharing. The consideration for this acquisition, net of cash acquired and including the fair value of contingent consideration payable in cash upon achievement of certain earn out milestones and the fair value of common stock issuable to the former stockholders of Glip was $11.9 million.  Of this total consideration, $1.5 million of cash was held back by the Company upon closing as security for certain indemnification obligations of such stockholders.  In June 2016, the Company paid this $1.5 million in full.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The initial fair value of the milestone based earn out liability was determined to be $2.3 million using various estimates, including probabilities of achievement and discount rates. Based on the completion of milestones for the quarter ended June 30, 2016 and the estimated probability of completing the remaining milestones, the estimated fair value of the milestones based earn out liability was $2.5 million at June 30, 2016, of which $2.3 million and $0.2 million is classified as a current and non-current liability, respectively, in the condensed consolidated balance sheets.

Additionally, under the terms of the acquisition, the Company may also pay up to $2.0 million in payments at the end of a two-year period to certain Glip employees, who continue to be employees of the Company, which are accounted for as a post-combination expense. At June 30, 2016, the contingent payment liability was $1.0 million and classified as a current liability in the consolidated balance sheets.

The carrying values of intangible assets are as follows (in thousands):

			June 30, 2016		December 31, 2015
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 years	$840	$450	$390	$240	$600
Developed technology	5 years	3,010	645	2,365	344	2,666
Total acquired intangible assets		$3,850	$1,095	$2,755	$584	$3,266

Amortization expense from acquired intangible assets for the three months ended June 30, 2016 and 2015 was $0.3 million and $73,000, respectively.  Amortization expense from acquired intangible assets for the six months ended June 30, 2016 and 2015 was $0.5 million and $73,000, respectively.  Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the condensed consolidated statements of operations.  At June 30, 2016, the weighted average amortization periods for customer relationship and developed technology approximate 0.9 years and 3.9 years, respectively.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2016 (remaining)	$511
2017	782
2018	602
2019	602
2020	258
Total estimated amortization expense	$2,755

Note 7. Debt

As of June 30, 2016, the Company’s debt was comprised of borrowings under the Third Amended and Restated Loan and Security Agreement dated March 30, 2015 (SVB Agreement), as amended, with Silicon Valley Bank (SVB).  Under the SVB Agreement, the Company has one outstanding growth capital term loan (2013 Term Loan) and a revolving line of credit.

The 2013 Term Loan was borrowed on December 31, 2013 with a principal amount of $15.0 million, which is being repaid in 48 equal monthly installments of principal, plus accrued and unpaid interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option.  In May 2016, the terms of the SVB Agreement were amended to reduce the margin on the annual rate of the 2013 Term Loan to either (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a margin of 3.25% or 3.50%, resulting in a current interest rate of 3.75% based on the prime rate option and cash balance maintained with SVB. As of June 30, 2016, the outstanding principal balance of the 2013 Term Loan was $5.9 million, of which $2.2 million is payable subsequent to June 30, 2017 and is classified as a non-current liability in the accompanying condensed consolidated balance sheet.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The revolving line of credit provides for a maximum borrowing of up to $15.0 million in principal amount, subject to limits based on recurring software subscription revenue amounts as defined in the SVB Agreement. The recurring software subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option.  In August 2015, the terms of the SVB Agreement were amended to extend the maturity of the revolving line of credit from August 13, 2015 to August 14, 2017.  In May 2016, the terms of the SVB Agreement were amended to reduce the margin on the annual rate of the revolving line of credit to either the (i) prime rate plus a margin of 0% or 0.25% or (ii) adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a margin of 3.0% to 3.25%, resulting in a current interest rate of 3.50% based on the prime rate option and cash balance maintained with SVB. As of June 30, 2016, the outstanding principal balance and the available borrowing capacity of the line of credit were $10.8 million and $4.2 million, respectively. The outstanding principal balance is classified as non-current liabilities in the condensed consolidated balance sheet as the principal balance is due beyond June 30, 2017.

The Company has pledged substantially all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB Agreement. The SVB Agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Agreement, as amended, also contains customary affirmative covenants, as well as financial covenants that require the Company to (i) maintain minimum cash balances of $10.0 million, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. In March 2015, the Company adjusted certain financial covenants to expand its ability to invest in certain foreign subsidiaries and property and equipment. The Company was in compliance with all covenants under its credit agreement with SVB as of June 30, 2016.

Note 8. Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations.  In addition, the Company leases space from third party datacenter hosting facilities under co-location agreements to support its cloud infrastructure.  The Company leases space for its corporate headquarters in Belmont, California through July 2021.

Sales Tax Liability

The Company regularly increases its sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of June 30, 2016 and December 31, 2015, the Company had a balance for long-term sales tax liability of $3.5 million and $3.7 million, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

The Company recorded a current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $4.4 million as of June 30, 2016 and December 31, 2015, which is included in accrued liabilities.

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

TCPA Matter

On April 21, 2016, Supply Pro Sorbents, LLC (SPS) filed a putative class action against the Company in the United States District Court for the Northern District of California, alleging common law conversion and Telephone Consumer Protection Act (TCPA) violations arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over the Company’s system (the “Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, the Company filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (FCC), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under the TCPA at issue in the Lawsuit (the “Petition”).  On July 29, 2016, the FCC issued a Petition of Public Comment on the Company’s Petition, with comments due August 29, 2016 and reply comments due September 13, 2016.  On July 8, 2016, the Company filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on the Company’s Petition.  Both motions are pending; and discovery has not commenced.  The Company intends to vigorously defend itself in the Lawsuit. However, litigation is inherently uncertain, and it is too early in this proceeding to predict the outcome of this Lawsuit.  Based on currently available information, the Company is unable to estimate the amount of any such loss or range of loss that may occur.

As of December 31, 2015, there were no significant ongoing legal matters and the Company did not have any accrued liabilities recorded for such loss contingencies.

Note 9. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenues	$812	$476	$1,465	$933
Research and development	1,857	1,281	3,495	2,394
Sales and marketing	2,578	1,692	4,768	3,536
General and administrative	2,230	1,842	4,486	3,175
Total share-based compensation expense	$7,477	$5,291	$14,214	$10,038

A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Options	$2,437	$2,908	$4,984	$5,613
Employee stock purchase plan rights	298	281	848	567
Restricted stock units	4,742	2,102	8,382	3,858
Total share-based compensation expense	$7,477	$5,291	$14,214	$10,038

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Equity Incentive Plans

As of June 30, 2016, a total of 9,177,196 shares remained available for grant under the 2013 Equity Incentive Plan (2013 Plan). A summary of option activity under all of the Company’s equity incentive plans at June 30, 2016 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2015	8,048	$10.27	6.2	$107,091
Granted	507	16.05
Exercised	(394)	8.50
Canceled/Forfeited	(232)	15.46
Outstanding at June 30, 2016	7,929	$10.58	5.8	$72,650
Vested and expected to vest as of June 30, 2016	7,472	$10.27	5.8	$70,793
Exercisable as of June 30, 2016	5,215	$8.23	5.6	$60,039

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average grant date fair value per share	$7.81	$7.09	$6.54	$6.76
Total intrinsic value of options exercised	$2,932	$6,014	$4,395	$9,829

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield. The weighted-average assumptions used in the option pricing model in the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected term for employees (in years)	4.7	4.7	4.7	4.8
Expected term for non-employees (in years)	6.3	7.2	6.2	7.1
Risk-free interest rate	1.3%	1.4%	1.1%	1.2%
Expected volatility	47.9%	47.0%	47.3%	48.0%
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2016, there was approximately $14.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.3 years.

Employee Stock Purchase Plan

The 2013 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of the Class A common stock at a discounted price, through payroll deductions of up to the lesser of 15% of their eligible compensation or the IRS allowable limit per calendar year. A participant may purchase a maximum of 3,000 shares during an offering period. The offering periods start on the first trading day on or after May 11th and November 11th of each year. At the end of the offering period, the discounted purchase price is set at the lower of: (i) 90% of the fair value of the Company’s Class A common stock at the beginning of the six month offering period and (ii) 90% of the fair value of the Company’s Class A common stock at the end of the six month offering period.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2016, there was a total of $0.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years. At June 30, 2016, a total of 2,450,266 shares were available for issuance under the ESPP.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units (RSUs) to employees, directors, and consultants.  RSUs issued under the 2013 Plan generally vest and are released over four years.  A summary of activity of RSUs under the 2013 Plan at June 30, 2016 and changes during the period then ended is presented in the following table:

	Number of	Weighted-
	RSUs	Average	Aggregate
	Outstanding	Grant Date Fair	Intrinsic Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2015	2,288	$16.63	$53,972
Granted	2,114	17.48
Released	(510)	16.42
Canceled/Forfeited	(203)	17.38
Outstanding at June 30, 2016	3,689	$17.10	$72,772

As of June 30, 2016, there was a total of $46.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.1 years.

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

Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenues were derived from the U.S. during the three and six months ended June 30, 2016 and June 30, 2015.

Generally, 78% of the Company’s billings, including carrier partner billings, are collected through credit card payments, resulting in a minimal accounts receivable balance.  The Company’s accounts receivable balance primarily consists of receivables due from larger customers and carriers who are billed on invoices at customary payment terms.  As the Company moves up-market and acquires larger customers, the Company expects the accounts receivable balance to increase.  At June 30, 2016 and December 31, 2015, one of the Company’s carriers accounted for 36% and 39% of the Company’s total accounts receivable, respectively.

Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At June 30, 2016 and December 31, 2015, more than 89% of the Company’s consolidated long-lived assets were located in the U.S. with no single country outside of the U. S. representing more than 10% of the Company’s consolidated long-lived assets.

Note 11. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2016, was $57,000 and $107,000, respectively, and consisted primarily of state minimum taxes and foreign income taxes.  For the three and six months ended June 30, 2015, the Company recorded a benefit for income taxes of $1.4 million and $1.3 million, respectively, which was due to partially releasing its valuation allowance.  During June 2015, the Company recorded a deferred tax liability for the book-tax basis difference for the intangibles acquired as part of the Glip acquisition.  As this deferred tax liability provided an additional source of income to support the realizability of the Company’s pre-existing deferred tax asset, the Company released $1.4 million of its valuation allowance in June 2015.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2016 and June 30, 2015, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable.  Additionally, the Company realized no benefit for current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2016 and December 31, 2015. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and six months ended June 30, 2016, there have been no significant changes to the total amount of unrecognized tax benefits.

Note 12. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested shares of common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, stock options related to the non-vested early exercises, and stock related to non-vested restricted stock awards, to the extent they are dilutive. For the three and six months ended June 30, 2016 and 2015, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator
Net loss	$(7,771)	$(8,211)	$(14,384)	$(18,822)
Denominator
Weighted-average common shares for basic and diluted net loss per share	72,649	69,487	72,380	69,124
Basic and diluted net loss per share	$(0.11)	$(0.12)	$(0.20)	$(0.27)

The following table presents the weighted-average potential shares that were excluded from the computation of weighted-average common shares in computing the diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Shares of unvested common stock subject to repurchase	—	9	—	9
Shares of common stock issuable under equity incentive awards outstanding	11,286	12,078	11,682	11,638
Potential common shares excluded from diluted net loss per share	11,286	12,087	11,682	11,647

Note 13. Related Party Transactions

In the ordinary course of business, the Company made purchases from Alphabet Inc., the parent company of Google Inc., at which one of the Company’s directors serves as a Vice President of Google, Inc. Total payables to Alphabet at June 30, 2016 and December 31, 2015 were $1.3 million and $2.0 million, respectively. Total expenses incurred from Alphabet were $3.1 million and $6.0 million in the three and six months ended June 30, 2016, respectively, and $2.8 million and $6.1 million, respectively, for the three and six months ended June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 29, 2016 under the Securities Act of 1934, as amended (the Securities Act). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for the way employees communicate and collaborate in business. We believe that our innovative, cloud-based approach disrupts the large market for business communications and collaboration solutions by providing flexible and cost-effective subscriptions that support distributed workforces, mobile employees, and the proliferation of smart phones and tablets. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce.

We primarily generate revenues by selling software subscriptions of our RingCentral Office, RingCentral Professional, RingCentral Fax, and RingCentral Contact Center offerings. RingCentral Office, which offers an integrated communications and collaboration solution, is offered at monthly subscription rates, varying by the specific functionalities and services and the number of users. We recently introduced RingCentral Global Office (Global Office) as an expansion to RingCentral Office. Global Office, offered on a monthly subscription, connects workforces across multiple countries, while reducing complexity and high costs of maintaining multiple, legacy on-premise PBX systems with a single cloud solution. RingCentral Professional is inbound call management for mobile professionals offered at monthly subscription rates that vary based on the desired amount of minutes usage and extensions allotted to the plan. RingCentral Fax is offered at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan. RingCentral Contact Center is a multi-channel hosted contact center solution that integrates with RingCentral Office, offered at a monthly subscription based on three editions with varying features and capabilities.  Recently, RingCentral introduced Rooms and Rooms Connector to bring a cloud web conferencing solution to meeting rooms for a monthly per license add-on fee. We also offer RingCentral Connect Platform, which is an open platform supported by APIs and SDKs that allows developers to integrate our solution with their leading business applications or to customize to their own business workflows.

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card. However, as the size of RingCentral Office customer accounts grow, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. We also expect our level of prepayments by larger customers with annual or multi-year contracts to increase and, accordingly, our level of deferred revenue may increase. For the three and six months ended June 30, 2016 and 2015, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services.

In January 2016, we entered into a sales agency agreement with Westcon Group, Inc. (Westcon), a global distributor of communications devices, to provide the phones purchased by customers. Under this agreement, we are an agent and receive a commission for our services, which primarily include referring sales to Westcon. Westcon provides phones directly to our customers instead of us purchasing phones from third-party vendors and reselling the phones to our customers. We record commission revenues for this arrangement because we are the agent for these sales.  We completed our transition of direct phone sales to Westcon during the three months ended June 30, 2016.  The transition excludes our carriers’ phone sales from the agency model.  We do not plan to transition the carrier partners to the agency model as the billing relationships to these customers are through the carriers.  In addition, we will at times have sales in which we will provide free or significantly discounted phones to our customers for promotional reasons. As our agency arrangement does not allow for these significant discounts, we will be the seller to these customers and recognize the related revenues and costs from the sale.  The shift to the new agency model will result in the reduction of our other revenues and the corresponding cost of other revenues, resulting in improved margins compared to the prior year.

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct, inside sales force. Since then, we have continued investing in our direct, inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of over 3,000 sales agents and resellers, including distributors such as Ingram Micro, Tech Data, and Jenne, as well as carrier partners including AT&T Inc., TELUS Corporation, and BT Group plc, which we refer to collectively as resellers. We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. In the case of our carrier partners, who resell our product to multiple companies, we consider each reseller to be a single customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of end-users per customer generally correlates closely to the number of employees within a customer account. As of June 30, 2016, we had customers from a range of industries including advertising, financial services, healthcare, legal services, non-profit organizations, real estate, retail, technology, insurance, and education. In October of 2013, we launched our United Kingdom operations; however, for the three and six months ended June 30, 2016 and 2015, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the United Kingdom and beyond.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels and scale internationally.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $296.2 million, $219.9 million, and $160.5 million in fiscal years ended December 31, 2015, 2014 and 2013, respectively, generating year-over-year increases of 35% and 37%, respectively. For the six months ended June 30, 2016 and 2015, our total revenues were $178.4 million and $136.0 million, respectively, representing a year-over-year increase of 31%.  We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $32.1 million, $48.3 million, and $46.1 million in the fiscal years ended December 31, 2015, 2014 and 2013, respectively.  For the six months ended June 30, 2016 and 2015, our net loss was $14.4 million and $18.8 million, respectively.

Key Business Metrics

In addition to generally accepted accounting principles, or U.S. GAAP, and financial measures such as total revenues, gross margin and cash flows from operations, we regularly review a number of key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. We discuss revenues and gross margin under “Results of Operations” and cash flow from operations under “Liquidity and Capital Resources.” Other key business metrics are discussed below.

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (ARR) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions in effect at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2016 was $30.3 million. As such, our Annualized Exit Monthly Recurring Subscriptions at June 30, 2016 was $364.0 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (Office ARR) in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at June 30, 2016 was $291.9 million.

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

For example, if our Monthly Recurring Subscriptions were $118 at the end of a quarterly period and $100 at the beginning of the period, and $20 at the end of the period from new customers we added during the period, then the Dollar Net Change would be equal to ($0.67), or the amount equal to the difference of $118 minus $100 minus $20, all divided by three months. Our Average Monthly Recurring Subscriptions would equal $109, or the sum of $100 plus $118, divided by two. Our Net Monthly Subscription Dollar Retention Rate would then equal 99.4%, or approximately 99%, or one plus the quotient of the Dollar Net Change divided by the Average Monthly Recurring Subscriptions.

Our key business metrics for the five quarterly periods ended June 30, 2016 were as follows (dollars in millions):

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$364.0	$340.3	$317.4	$297.5	$274.6
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$291.9	$269.3	$247.4	$227.7	$205.4

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Software subscriptions	$86,067	$64,441	$166,045	$124,392
Other	5,777	6,250	12,337	11,617
Total revenues	91,844	70,691	178,382	136,009
Cost of revenues
Software subscriptions	18,173	16,505	34,896	32,419
Other	4,191	5,024	9,208	9,657
Total cost of revenues	22,364	21,529	44,104	42,076
Gross profit	69,480	49,162	134,278	93,933
Operating expenses
Research and development	16,681	12,297	31,607	24,137
Sales and marketing	45,662	34,626	87,490	66,595
General and administrative	13,441	11,778	27,465	22,309
Total operating expenses	75,784	58,701	146,562	113,041
Loss from operations	(6,304)	(9,539)	(12,284)	(19,108)
Other income (expense), net
Interest expense	(193)	(279)	(409)	(682)
Other income (expense), net	(1,217)	238	(1,584)	(318)
Other income (expense), net	(1,410)	(41)	(1,993)	(1,000)
Loss before provision (benefit) for income taxes	(7,714)	(9,580)	(14,277)	(20,108)
Provision (benefit) for income taxes	57	(1,369)	107	(1,286)
Net loss	$(7,771)	$(8,211)	$(14,384)	$(18,822)

Percentage of Total Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Software subscriptions	94%	91%	93%	91%
Other	6	9	7	9
Total revenues	100	100	100	100
Cost of revenues
Software subscriptions	20	23	20	24
Other	4	7	5	7
Total cost of revenues	24	30	25	31
Gross profit	76	70	75	69
Operating expenses
Research and development	18	17	18	18
Sales and marketing	50	49	49	49
General and administrative	15	17	15	16
Total operating expenses	83	83	82	83
Loss from operations	(7)	(13)	(7)	(14)
Other income (expense), net
Interest expense	—	—	—	(1)
Other income (expense), net	(1)	—	(1)	—
Other income (expense), net	(1)	—	(1)	(1)
Loss before provision (benefit) for income taxes	(8)	(13)	(8)	(15)
Provision (benefit) for income taxes	—	(2)	—	(1)
Net loss	(8)%	(11)%	(8)%	(14)%

Comparison of the Three and Six months ended June 30, 2016 and 2015

Revenues

	Three Months				Six Months Ended
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues
Software subscriptions	$86,067	$64,441	$21,626	34%	$166,045	$124,392	$41,653	33%
Other	5,777	6,250	(473)	(8)%	12,337	11,617	720	6%
Total revenues	$91,844	$70,691	$21,153	30%	$178,382	$136,009	$42,373	31%
Percentage of revenues
Software subscriptions	94%	91%			93%	91%
Other	6	9			7	9
Total	100%	100%			100%	100%

Software subscriptions revenues.  Software subscriptions revenues increased by $21.6 million or 34% and $41.7 million or 33% for the three and six months ended June 30, 2016 as compared to the respective periods of the prior year primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three and six months ended June 30, 2016 as compared to the respective period of the prior year, which generally carry a higher monthly subscription rate versus our other product offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers made a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varies significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures of 32% and 31% for the three and six months ended June 30, 2016 as compared to the respective periods of the prior year, respectively, which include advertising and sales personnel expenditures that helped facilitate the increase in customer acceptance of our products.

Other revenues.  In the six months ended June 30, 2016, we transitioned to a new distribution partner for delivering phones to our customers.  Under the agreement, we are an agent and receive a commission for our services, which primarily includes referring sales to the distribution partner. We completed our transition of direct phone sales to Westcon during the three months ended June 30, 2016.  The transition excludes our carriers’ phone sales from the agency model.  We do not plan to transition the carrier partners to the agency model as the billing relationships to these customers are through the carriers.  Under the agency arrangement, we may have sales in which we provide free or significantly discounted phones to our customers for promotional reasons. As our agency arrangement does not allow for these significant discounts, we will be the seller to these customers and recognize the related revenues and costs from the sale.  We continued to generate revenues from phone sales during the first and second quarters of 2016 from transactions with our carrier partners as they will not be transitioned to the new agency arrangement.

The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones. We have since replaced the “product revenues” line item in our consolidated statements of operations with a line item for “other” revenues, which includes commissions earned on sales of phones from our distribution partner, phone rentals, professional services, and sales of phones not sold under the sales agency agreement. Other revenues decreased by $0.5 million or 8% for the three months ended June 30, 2016 as compared to the respective period of the prior year primarily due to the shift to the new agency model during the second quarter of 2016 and the elimination of the majority of our revenues from the sale of phones.  Other revenues increased by $0.7 million or 6% for the six months ended June 30, 2016 primarily due to an increase in professional service revenue and was partially offset by the shift from the direct sales model to the new agency model.

Cost of Revenues and Gross Margin

	Three Months				Six Months Ended
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues
Software subscriptions	$18,173	$16,505	$1,668	10%	$34,896	$32,419	$2,477	8%
Other	4,191	5,024	(833)	(17)%	9,208	9,657	(449)	(5)%
Total cost of revenues	$22,364	$21,529	$835	4%	$44,104	$42,076	$2,028	5%
Gross margins
Software subscriptions	79%	74%			79%	74%
Other	27%	20%			25%	17%
Gross margin %	76%	70%			75%	69%

Cost of subscriptions revenues.  Cost of subscriptions revenues increased by $1.7 million or 10% for the three months ended June 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $0.7 million, professional fees of $0.4 million, and third party costs to support our new products launched in late 2015 of $0.4 million. The increase in personnel costs was driven by an increase of 20% in headcount and higher share-based compensation expense of $0.3 million.

Cost of subscriptions revenues increased by $2.5 million or 8% for the six months ended June 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $1.4 million, professional fees of $0.8 million, and third party costs to support our new products launched in late 2015 of $0.8 million, which were partially offset by a decrease of $0.6 million in transport costs. The increase in personnel costs was driven by an increase of 27% in headcount and higher share-based compensation expense of $0.5 million.

Cost of other revenues. Cost of other revenues decreased by $0.8 million or 17% for the three months ended June 30, 2016 as compared to the respective period of the prior year.  This was primarily due to a decrease in the cost of product sales of $1.2 million, which was driven primarily by the shift to the new agency model and was partially offset by an increase in the cost of professional services of $0.3 million.  The increase in the cost of professional services was due to increased implementation efforts.

Cost of other revenues decreased by $0.5 million or 5% for the six months ended June 30, 2016 as compared to the respective period of the prior year primarily due to a decrease in the cost of product sales of $1.2 million, which was driven primarily by the shift to the new agency model and was partially offset by an increase in the cost of professional services of $0.5 million.  The increase in the cost of professional services was due to increased implementation efforts.

Gross margin.  Our gross margin was 76% and 75% for the three and six months ended June 30, 2016, respectively, and 70% and 69% for the three and six months ended June 30, 2015, respectively.  The improvement for the three and six months ended June 30, 2016 as compared to the respective periods of the prior year was due to improvements in gross margins for both software subscriptions revenues and other revenues. The improvement in software subscriptions gross margin was primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses, while the improvement in other gross margin was primarily due to the shift in the majority of our phone sales to an agent relationship.

Research and Development

	Three Months				Six Months Ended
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$16,681	$12,297	$4,384	36%	$31,607	$24,137	$7,470	31%
Percentage of total revenues	18%	17%			18%	18%

Research and development expenses increased by $4.4 million or 36% for the three months ended June 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $3.4 million, professional fees of $0.4 million, and overhead costs to support our research and development efforts of $0.4 million. The increase in personnel costs was primarily due to an increase in average headcount of 21% and higher share-based compensation expense of $0.6 million.

Research and development expenses increased by $7.5 million or 31% for the six months ended June 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $6.3 million, and professional fees of $0.8 million. The increases in personnel costs were primarily due to increases in average headcount of 15% and higher share-based compensation expense of $1.1 million.

The increases for the three and six months ended June 30, 2016 in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our cloud-based and mobile applications.  Additionally, we expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.

Sales and Marketing

	Three Months				Six Months Ended
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$45,662	$34,626	$11,036	32%	$87,490	$66,595	$20,895	31%
Percentage of total revenues	50%	49%			49%	49%

Sales and marketing expenses increased by $11.0 million or 32% for the three months ended June 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $7.3 million, indirect channel commissions of $2.1 million, advertising and marketing costs of $0.9 million, professional fees of $0.2 million, and overhead costs to support our marketing efforts of $0.4 million.  The increases in personnel costs were primarily due to increases in average headcount of 22% and higher share-based compensation expense of $0.9 million.

Sales and marketing expenses increased by $20.9 million or 31% for the six months ended June 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $13.1 million, indirect channel commissions of $4.2 million, advertising and marketing costs of $2.0 million, professional fees of $0.4 million, and overhead costs to support our marketing efforts of $0.7 million.  The increases in personnel costs were primarily due to increases in average headcount of 23% and higher share-based compensation expense of $1.2 million.

The increases for the three and six months ended June 30, 2016 in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and United Kingdom markets.  Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, the United Kingdom, and other markets.

General and Administrative

	Three Months				Six Months Ended
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative	$13,441	$11,778	$1,663	14%	$27,465	$22,309	$5,156	23%
Percentage of total revenues	15%	17%			15%	16%

General and administrative expenses increased by $1.7 million or 14% for the three months ended June 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $1.4 million and professional fees of $0.4 million. The increase in personnel costs was primarily due to an increase in average headcount of 23% and higher share-based compensation expense of $0.4 million.

General and administrative expenses increased by $5.2 million or 23% for the six months ended June 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $3.5 million and professional fees of $1.8 million. The increase in personnel costs was primarily due to an increase in average headcount of 18% and higher share-based compensation expense of $1.3 million.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Other Income and Expense, net

	Three Months				Six Months Ended
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest expense	$(193)	$(279)	$86	31%	$(409)	$(682)	$273	40%
Other income (expense), net	(1,217)	238	(1,455)	611%	(1,584)	(318)	(1,266)	(398)%
Other income (expense), net	$(1,410)	$(41)	$(1,369)	(3,339)%	$(1,993)	$(1,000)	$(993)	(99)%

Other expense increased by $1.4 million and $1.0 million for the three and six months ended June 30, 2016 as compared to the respective period of the prior year primarily due to foreign exchange losses driven by the significant decline in the British pound relative to the US dollar.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, we had $147.8 million and $137.6 million, respectively, of cash and cash equivalents. To date, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. We believe that our operations along with existing liquidity sources and available borrowings under our SVB Agreement will satisfy our cash requirements for at least the next 12 months.

Generally, 78% of our billings, including carrier partner billings, are collected through credit card payments, which are received at the beginning of each subscription period and the subscription period for the majority of our customers is monthly.  As we continue to move up market, the number and size of customers with annual or multi-year contracts is increasing and those who opt for annual invoicing is also increasing.  We generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Therefore, a source of our cash provided by operating activities is our deferred revenue, which is included within our condensed consolidated balance sheet as a liability.  Deferred revenue consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of June 30, 2016 and December 31, 2015, we had deferred revenue of $42.1 million and $36.7 million, respectively.

As of June 30, 2016, the carrying value of our debt totaled $16.7 million. The balance consists of $5.9 million in the 2013 Term Loan and $10.8 million under the revolving line of credit, which collectively are payable under the SVB Agreement. As of June 30, 2016, the available borrowing capacity of the revolving line of credit was $4.2 million. We have pledged substantially all of our assets, excluding intellectual property, as collateral to secure its obligations under the SVB Agreement. The SVB Agreement contains customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Agreement, as amended, also contains customary affirmative covenants, as well as financial covenants that require us to (i) maintain minimum cash balances of $10.0 million with SVB, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the SVB Agreement. We were in compliance with all covenants under the SVB Agreement as of June 30, 2016.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, international expansion, research and development, litigation, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash equivalents are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity offerings or through additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional financing sources may not be available on terms favorable to us or at all.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$14,681	$383
Net cash provided by (used in) investing activities	(7,017)	3,364
Net cash provided by financing activities	2,616	3,818
Effect of exchange rate changes on cash and cash equivalents	(77)	42
Net increase in cash and cash equivalents	$10,203	$7,607

Net Cash Provided by Operating Activities

Cash provided by operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software, the amount and timing of customer collections, as well as the amount and timing of disbursements to our vendors.

Net cash provided by operating activities was $14.7 million for the six months ended June 30, 2016, primarily resulting from non-cash adjustments of $23.4 million and an increase of $5.7 million in operating assets and liabilities offset by funding a net loss of $14.4 million.  The $23.4 million increase in cash resulting from non-cash adjustments primarily consisted of $14.2 million in share-based compensation, $7.0 million in depreciation and amortization, and $1.7 million in foreign currency remeasurement loss recognized on certain payables.  The $5.7 million increase in cash resulting from changes in operating assets and liabilities is primarily driven by the timing of cash payments to vendors, cash receipts and prepayments from customers and carriers, and cash remittance to our distribution partner under the agency agreement.

Net cash provided by operating activities for the six months ended June 30, 2016 increased by $14.3 million as compared to the respective period in the prior year primarily due to a reduction in our net loss of $4.4 million, an increase in non-cash adjustments of $7.3 million, and an increase in changes in operating assets and liabilities of $2.5 million.  The increase of $2.5 million increase in cash resulting from changes in operating assets and liabilities is primarily driven by the timing of cash payments to vendors, cash receipts and prepayments from customers and carriers, and cash remittance to our distribution partner under the agency agreement.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of capital expenditures, including costs incurred related to internal-use software, that are necessary to support our increasing customer base and headcount levels in all functions of our business.

Net cash used in investing activities was approximately $7.0 million for the six months ended June 30, 2016 as compared to cash provided of approximately $3.4 million for the six months ended June 30, 2015.  For the six months ended June 30, 2016, cash used in investing activities was primarily due to $6.1 million in purchases of property and equipment and $1.0 million of personnel-related costs associated with the development of internal-use software.

Net cash used in investing activities for the six months ended June 30, 2016 increased by $10.4 million as compared to the respective period in the prior year primarily due to a reduction of $16.4 million in proceeds from the maturity of available-for-sale securities and restricted investments that were received in 2015, partially offset by reductions of $4.7 million in payments made in 2015 for the Glip acquisition and $1.3 million in purchases of property and equipment and personnel-related costs associated with the development of internal-use software.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and borrowings under the SVB Agreement.

Net cash provided by financing activities was approximately $2.6 million for the six months ended June 30, 2016 as compared to approximately $3.8 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, cash provided by financing activities was primarily due to $6.2 million in proceeds from the issuance of shares in connection with our stock plans, including the issuance of shares under our ESPP, partially offset by the repayment of $2.1 million for debt, including capital lease payments of $0.2 million, and the holdback payment of $1.5 million related to the Glip acquisition as discussed at Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net cash provided by financing activities for the six months ended June 30, 2016 decreased by $1.2 million as compared to the respective period in the prior year primarily due to the holdback payment of $1.5 million related to the Glip acquisition and a reduction of $2.3 million in proceeds from the issuance of shares in connection with our stock plans, which were partially offset by reduced debt repayments of $2.5 million driven by an early repayment of debt in March 2015.

Backlog

We have generally signed monthly and annual contracts for our subscriptions. The timing of invoicing to our customers is a negotiated term and thus varies among our subscription contracts. For multiple-year contracts, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice, which constitute backlog. Until such time as these amounts are invoiced, we do not recognize them as revenues, unearned revenues or elsewhere in our condensed consolidated financial statements. Accordingly, we believe that fluctuations in backlog are not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.

Deferred Revenue

Deferred revenue primarily consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As we continue to move up market, the number of customers who opt for multi-year contracts are increasing along with their related contract values.  However, as we generally invoice only one annual subscription period in advance, our deferred revenue balance does not capture the full contract value of such multi-year contracts.  Accordingly, we believe that deferred revenue is not a reliable indicator of future revenues and we do not utilize deferred revenue as a key management metric internally.

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

Off-balance Sheet Arrangements

During the six months ended June 30, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, the U.K., Switzerland, the Netherlands, China, Ireland, and Singapore. Our condensed consolidated statements of operations and statements of cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates, particularly in light of the Brexit vote and other recent political developments. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments.  As of June 30, 2016, a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have had an impact of approximately $2.0 million on our condensed consolidated financial statements.  As of December 31, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $4.6 million on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $147.8 million and $137.6 million as of June 30, 2016 and December 31, 2015, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

As of June 30, 2016 and December 31, 2015, we had approximately $16.7 million and $18.6 million, respectively, in current and long-term debt with variable interest rate components.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of June 30, 2016, we did not have any accrued liabilities recorded for such loss contingencies.

On April 21, 2016, SPS filed a putative class action against us in the United States District Court for the Northern District of California, alleging common law conversion and TCPA violations arising from fax cover sheets used by our customers when sending facsimile transmissions over our system (the “Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, we filed a Petition for Expedited Declaratory Ruling before the FCC, requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under the TCPA at issue in the Lawsuit (the “Petition”).  On July 29, 2016, the FCC issued a Petition of Public Comment on our Petition, with comments due August 29, 2016 and reply comments due September 13, 2016.  On July 8, 2016, we filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on our Petition.  Both motions are pending; and discovery has not commenced.  We intend to vigorously defend ourselves in the Lawsuit. However, litigation is inherently uncertain, and it is too early in this proceeding to predict the outcome of this Lawsuit.  Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

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

We have incurred substantial net losses since our inception, including net losses of $14.4 million for the six months ended June 30, 2016, $32.1 million for fiscal 2015, $48.3 million for fiscal 2014 and $46.1 million for fiscal 2013, and had an accumulated deficit of $224.6 million as of June 30, 2016. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

Although our net losses have decreased in recent quarters, we expect to continue to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenues may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, in particular the SaaS market, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

Although we were incorporated in 1999, we did not formally introduce RingCentral Office, our current flagship product, until 2009. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenues from existing customers as they add users and, in the future, purchase additional functionalities and premium editions;
•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our products and applications through research and development and third party service providers;
•	successfully expand our business to larger customers and internationally;
•	successfully compete in our markets;
•	continue to innovate and expand our offerings;
•	continue our relationship with AT&T, BT, TELUS, and other resellers;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our subscriptions; and
•	hire, integrate, and retain professional and technical talent.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and resellers, expand our existing customers’ user base, and attract new customers;
•	our ability to introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth;
•	our ability to successfully penetrate the market for larger businesses;
•	the mix of annual and multi-year subscriptions at any given time;
•	the timing, cost, and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost, and capital expenditures related to the operation, maintenance and expansion of our business;
•	service outages or information security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenues and appropriately plan our expenses;

•	our ability to realize our deferred tax assets;
•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses, and our ability to successfully manage any such acquisitions; and
•	the impact of worldwide economic, political, industry, and market conditions.

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

The cloud-based business communications industry is competitive, and we expect it to become even more competitive in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Microsoft Corporation and Broadsoft, Inc. and their resellers that generally license their software. In addition, certain of our resellers are also our competitors. For example, AT&T, BT, and TELUS serve as resellers to us but they are also competitors for business communications. All of these companies have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud. For instance, in March 2016, AT&T announced it will host a cloud-based voice and collaboration solution.  We also face competition from other cloud companies such as j2 Global, Inc., 8x8, Inc., Intermedia.net, Inc., Vonage Holdings Corp., Nextiva, Inc., Fuze (formerly Thinking Phone Networks), Jive Communications, Inc., DialPad, Inc., and West Corporation as well as from established communications providers, such as AT&T, Verizon Communications Inc. (Verizon) and Comcast Corporation in the United States, TELUS, and others in Canada, and BT, Vodafone, and others in the U.K., that resell on-premise hardware, software and hosted solutions, and they may develop and/or host their own solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (the parent company of Google Inc.), Yahoo! Inc. (pending acquisition by Verizon, announced in July 2016), and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified product offerings, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of these service providers have in the past and may choose in the future to sacrifice revenues in order to gain market share by offering their services at lower prices or for free. Our competitors may also offer bundled service arrangements offering a more complete service offering, despite the technical merits or advantages of our subscriptions. Competition could force us to decrease our prices, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share. The adverse impact of a shortfall in our revenues may be magnified if we are unable to adjust spending adequately to compensate for such shortfall.

To deliver our subscriptions, we rely on third parties for our network connectivity and co-location facilities, and for certain of the features in our subscriptions.

We currently use the infrastructure of third-party network service providers and, in particular, the services of Level 3 Communications, Inc. and Bandwidth.com, Inc., to deliver our subscriptions over their networks. Our third party network service providers provide access to their Internet protocol, or IP, networks, and public switched telephone networks, or PSTN, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada and the U.K., and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future. We also obtain certain connectivity and network services from our wholly owned subsidiary, RCLEC, Inc., or RCLEC, in certain geographic markets; however RCLEC also uses the infrastructure of third party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We also serve customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland. In addition, RCLEC uses seven third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our subscriptions. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

As part of our current disaster recovery arrangements, our North American infrastructure and all of our North American customers’ data is currently replicated in near real-time at our two data center facilities in the U.S., and our European production environment and all of our U.K. and other European customers’ data is also currently replicated in near real-time at our two European data center facilities. We do not control the operation of these facilities or of RCLEC’s co-location facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to human error or to break-ins, sabotage, acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, human error, or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our subscriptions. Even with the disaster recovery arrangements in place, our subscriptions could be interrupted.

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

In addition, users who access our subscriptions and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G or LTE, to use our subscriptions and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent phone companies, cable companies, and wireless companies. Some of these providers offer products and subscriptions that directly compete with our own offerings, which can potentially give them a competitive advantage. Also, these providers could take measures that degrade, disrupt or increase the cost of user access to third-party services, including our subscriptions, by restricting or prohibiting the use of their infrastructure to support or facilitate third-party services or by charging increased fees to third parties or the users of third-party services, any of which would make our subscriptions less attractive to users, and reduce our revenues.

On March 12, 2015, the FCC released an order reclassifying both wired and wireless broadband Internet access as a telecommunications service, subject to certain provisions of Title II of the Communications Act, including most significantly prohibiting unjust or unreasonable practices or discrimination but not regulating rates. The new rules, which went into effect on June 12, 2015, specifically prohibit broadband providers from blocking access to legal content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, application, services, or non-harmful devices; and engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. A number of companies and trade associations filed legal appeals seeking to overturn the new rules. On June 14, 2016, the United States Court of Appeals for the District of Columbia Circuit (DC Circuit) issued a 2-1 decision upholding the FCC’s order.  On July 29, 2016, a number of telecommunications companies and trade associations asked the full DC Circuit to rehear the case.  We cannot predict whether the new rules will be overturned or vacated by legal action. If so, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

Customer turnover, as well as reductions in the number of users for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our subscriptions, the value proposition of our subscriptions or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. Due to turnover and reductions in the number of users for whom a customer subscribes, we have to acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing expenditures could harm our business and results of operations.

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

Some of our potential customers learn about us through leading search engines, such as Google, Yahoo!, and Bing. While we employ search engine optimization and search engine marketing strategies, our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, or if search engine companies restrict or prohibit us from using their services, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in search costs could materially and adversely affect our customer acquisition efforts and our results of operations.

Most of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn.

Most of our revenues today come from small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new small and medium-sized customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

We face significant risks in our strategy to target medium-sized and larger businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.

Sales to medium-sized and larger businesses continue to grow in both absolute dollars and as a percentage of our total sales. As we continue to target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions generally requires the approval of more technical personnel and management levels within a potential customer’s organization, and therefore, these types of sales require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services, and customization. Our investment in marketing our subscriptions to these potential customers may not be successful, which could significantly and adversely affect our results of operations and our overall ability to grow our customer base. We also have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. Furthermore, many medium-sized and larger businesses that we target for sales may already purchase business communications and solutions from our larger competitors. As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales, support to individual customers, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our limited sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met. Furthermore, as we have limited experience selling to larger businesses, our investment in marketing our subscriptions to these potential customers may not be successful, which could materially and adversely affect our results of operations and our overall ability to grow our customer base.

We rely significantly on a network of resellers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of over 3,000 sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationship with AT&T, BT and TELUS, or if these resellers reduce resources committed to reselling the service, our results of operations may suffer.

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

If we are unable to develop, license, or acquire new services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.

The cloud-based business communications industry is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in this emerging market, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. Currently, we derive a majority of our revenues from subscriptions to RingCentral Office, and we expect this will continue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features, and functionality that enhance or are beyond the voice, fax, and text communications subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions, and may materially and adversely impact our results of operations.

The introduction of new services by competitors or the development of entirely new technologies to replace existing offerings could make our solutions obsolete or adversely affect our business and results of operations. Announcements of future releases and new services and technologies by our competitors or us could cause customers to defer purchases of our existing subscriptions, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design, or marketing that could delay or prevent our development, introduction, or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance, or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services or applications may require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new or enhanced services and applications on a timely and cost-effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition, and results of operations may be materially and adversely affected.

A cyber attack, information security breach or denial of service could delay or interrupt service to our customers, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our production services from interruption or damage from unauthorized entry, computer viruses or other events beyond our control. We have from time to time been subject to communications fraud and cyber attacks by malicious actors, and denial of service, or DoS, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, or data loss. Also, our subscriptions are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown; by maintaining larger volumes of data, RingCentral may become a more attractive target for hackers and other malicious actors. In addition, we use third party vendors which in some cases have access to our data and our customers’ data. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors’ computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems that are caused by or through our or our vendors, customers, employees, business partners, consultants or other Internet users who attempt to invade our or our vendors’ public and private computers, tablets, mobile devices, software, or data or voice networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. We rely on encryption and authentication technology to ensure secure transmission of and access to confidential information, including customer credit card numbers, debit card numbers, direct debit information, and customer communications. Advances in computer capabilities, new discoveries in the field of cryptography, discovery of software bugs, social engineering activities, or other developments may result in a compromise or breach of the technology we use to protect RingCentral and customer data, or of the data itself.

Additionally, third parties have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants, or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information, or CPNI, or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, our customers or customer information, or our information technology systems. In addition, due to the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems, change and evolve frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information, or CPNI, could result in significant liability to us, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

We also maintain sensitive data related to our employees, strategic partners, and customers including intellectual property, proprietary business information and personally identifiable information on our own systems. We employ layered security measures; however, we may face threats across our infrastructure including unauthorized access, security breaches, and other system disruptions.

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

We rely on third parties, including third parties outside the U.S., for some of our software development, quality assurance, operations, and customer support.

We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia, Odessa, Ukraine, and Manila, the Philippines. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these business operations. In addition, the political and military events in the Ukraine over the last few years, including political demonstrations, the annexation of the Crimea region of Ukraine by Russia, the hostile relations between Russia and the Ukraine, and disruptions caused by pro-Russian separatists in the Ukraine, could have an adverse impact on our third-party software development and quality assurance operations in Odessa, Ukraine. Further, the deteriorating relations between the U.S. and Russia and sanctions by the U.S. and the European Union, or EU, against Russia could adversely impact our third-party software development and quality assurance operations in St. Petersburg, Russia.

Our agreements with these third-party contractors are either not terminable by them (other than at the end of the term or upon an uncured breach by us) or require at least 60 days’ prior written notice of termination. If we experience problems with our third-party contractors, the costs charged by our third-party contractors increase or our agreements with our third-party contractors are terminated, we may not be able to develop new solutions, enhance or operate existing solutions, or provide customer support in an alternate manner that is equally or more efficient and cost-effective.

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

We have recently experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide, and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers and resellers, develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures and recruit, train and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.

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

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Furthermore, regardless of their merits, accusations and lawsuits like these may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

We rely, in part, on patent, trademark, copyright, and trade secret law to protect our intellectual property in the U.S. and abroad. We seek to protect our technology, software, documentation and other information under trade secret and copyright law, which afford only limited protection. For example, we typically enter into confidentiality agreements with our employees, consultants, third-party contractors, customers, and vendors in an effort to control access to use and distribution of our technology, software, documentation, and other information. These agreements may not effectively prevent unauthorized use or disclosure of confidential information and may not provide an adequate remedy in the event of such unauthorized use or disclosure, and it may be possible for a third party to legally reverse engineer, copy or otherwise obtain and use our technology without authorization. In addition, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers, or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret.

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 98 issued U.S. patents, which expire between 2026 and 2035. We also have 50 patent applications pending examination in the U.S., and 19 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development and quality assurance activities to third-party contractors located in St. Petersburg, Russia and Odessa, Ukraine. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in Manila, the Philippines, where we have outsourced a significant portion of our customer support function. We cannot assure you that agreements with these third-party contractors or their agreements with their employees and contractors will adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on the public acceptance of our products and applications.

Our future success depends on our ability to significantly increase revenues generated from our cloud-based business communications solutions. The market for cloud-based business communications is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for, and market acceptance of, these applications is uncertain. If the market for cloud-based business communications fails to develop, develops more slowly than we anticipate, or develops in a manner different than we expect, our products could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

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

Due to the fact our subscriptions are complex and we have incorporated a variety of new computer hardware, as well as software that is developed in-house or licensed or acquired from third-party vendors, our subscriptions may have errors or defects that customers identify after they begin using them that could result in unanticipated interruptions of service. Internet-based services frequently contain undetected errors and bugs when first introduced or when new versions or enhancements are released. While the substantial majority of our customers are small and medium-sized businesses, the use of our subscriptions in complicated, large-scale network environments may increase our exposure to undetected errors, failures, or bugs in our subscriptions. Although we test our subscriptions to detect and correct errors and defects before their general release, we have from time to time experienced significant interruptions in our subscriptions as a result of such errors or defects and may experience future interruptions of service if we fail to detect and correct these errors and defects.

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

Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard, or PCI DSS, in the United States and Canada and intend to become PCI DSS-compliant in the U.K. If we fail to maintain compliance with current merchant standards, such as PCI, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and personal identification numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. This usage can result in, among other things, substantial bills to our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and expense that we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our subscriptions are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition, and ability to grow our business.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, distribution of our subscriptions, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures, employee or other theft, and third-party provider failures. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers for our subscriptions or related taxes and administrative fees. Any such errors in our customer billing could harm our reputation and cause us to violate truth in billing laws and regulations. Any errors or disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business.

In the future we intend to implement a billing system or internally develop an enhanced billing system, to replace our current internally developed billing system. We may also implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities, and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

Exposure to U.K. political developments, including the outcome of the U.K. referendum on membership in the EU, could have a material adverse effect on us.

On June 23, 2016, a referendum was held on the U.K.’s membership in the EU the outcome of which was a vote in favor of leaving the EU (commonly referred to as “Brexit”). The Brexit vote creates an uncertain political and economic environment in the United Kingdom and potentially across other EU member states, which may last for a number of months or years.

Article 50 of the Treaty of the EU, or Article 50, allows a member state to decide to withdraw from the EU in accordance with its own constitutional requirements. The formal process for leaving the EU will be triggered only when the U.K. delivers an Article 50 notice to the European Council, although informal negotiations around the terms of any exit may be held before such notice is given. Delivery of the Article 50 notice will start a two-year period for the U.K. to exit from the EU, although this period can be extended with the unanimous agreement of the European Council. Without any such extension (and assuming that the terms of withdrawal have not already been agreed), the U.K.'s membership in the EU would end automatically on the expiration of that two-year period.

The result of the Brexit vote means that the long-term nature of the U.K.'s relationship with the EU is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the U.K. and the EU, which could adversely affect our results, financial condition and prospects.

It is currently expected that the U.K. government will shortly commence negotiations in connection with any exit from the EU and will make a decision regarding the timing for giving an Article 50 notice. There is also considerable uncertainty as to whether, following any Article 50 notice being given, the arrangements for the U.K. to leave the EU will be agreed upon within the two-year period and, if not, whether an extension of that time period would be agreed upon. It is also possible that the EU will pressure the U.K. to exit prior to the end of the two-year period. There is also a risk of the U.K.'s exit from the EU being affected without mutually acceptable terms being agreed and that any terms of such exit could adversely affect our operating results, financial condition and prospects.

The political and economic instability created by the Brexit vote has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the EU, it is possible that there may be adverse practical and/or operational implications on our business.

The Brexit has also created uncertainty with regard to the regulation of data protection in the U.K. In particular, it is unclear whether the U.K. will enact the pending European General Data Protection Regulation (GDPR), or other data protection laws or regulations, and how data transfers to and from the U.K. will be regulated.

Consequently, no assurance can be given as to the overall impact of the Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

Our subscriptions are subject to regulation, and future legislative or regulatory actions could adversely affect our business and expose us to liability in the U.S. and internationally.

Federal Regulation

Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, Federal Universal Service Fund, or USF, contributions, E-911, outage reporting, and other requirements. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.

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

•	rules requiring the reporting of certain services outages; and
•	rules requiring the monitoring and reporting of call quality and call completion rates to rural areas of the United States.

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

International Regulation

As we expand internationally, we may be subject to telecommunications, consumer protection, data protection and other laws and regulations in the foreign countries where we offer our subscriptions. Internationally, we currently offer our subscriptions in Canada and the U.K. We have also launched our new Global Office solution, enabling our multinational customers in the U.S., U.K., and Canada to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, and other laws and regulations in additional countries as we continue to expand our Global Office solution internationally.

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

As a provider of electronic communications services in the U.K., we, through our subsidiary, are subject to regulation in the U.K. by the Office of Communications, or Ofcom. Some of these regulatory obligations include providing access to emergency call services (E999/112) without charge; providing access to operator assistance, directories and directory enquiry services, offering contracts with minimum terms, providing and publishing certain information transparently, providing itemized billing, protecting customer information (including personal data); porting phone numbers upon a valid customer request and implementing a code of practice. We are required to comply with laws and matters relating to, among other things, competition law, distance selling, telecommunications, e-commerce, and consumer protection. We must also comply with various reporting and recordkeeping requirements. The requirement to comply with such laws and any future legal or regulatory changes could adversely affect our business and expose us to liability.

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

There are a number of federal, state, local and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. We expect that with the implementation of our Global Office solution, we may become subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.

Within the EU, strict laws already apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data. The EU model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. With regard to transfers of personal data from our European customers to the U.S., we have taken contractual and other measures designed to ensure adequate protection for the personal data transferred from the EU to the U.S., including, where appropriate, the implementation of Model Clause agreements. Historically, RingCentral had self-certified to the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EU, to the U.S.  However, as a result of the October 6, 2015 EU Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “ECJ Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EU. A new framework was agreed by the EU and U.S. authorities to replace the invalidated Safe Harbor Framework known as “Privacy Shield”. On July 12, 2016, the Privacy Shield was formally adopted by the European Commission.  In light of the ECJ Ruling, it is possible that some of the other adequate protection measures we have adopted to legitimize the transfer of personal data may also be vulnerable to challenge in the same vein as those that were applicable to the Safe Harbor Framework. We anticipate engaging in additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EU to the U.S., and may find it necessary or desirable to make other changes to our personal data handling in light of the ECJ Ruling. These changes may entail, for example, adopting measures to ensure compliance with the Privacy Shield and/or to ensure the other adequate protection measures remain compliant. We may be unsuccessful in establishing compliant means for us to transfer such personal data from the EU or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by European or multinational customers to use our solutions as a result of the ECJ Ruling. We may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EU are legitimized under EU Directive 95/46/EC and applicable member states’ implementations thereof.

Additionally, the text of GDPR has been approved, which strengthens the existing data protection regulations in the EU. The GDPR is set to enter into full force during 2018 and its provisions increasing the maximum level of fines that EU regulators may impose to the greater of €20 million or 4% of worldwide annual turnover. Such fines would be in addition to the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss. In light of the Brexit vote, there is likely to be some overlap between the GDPR coming into force and the United Kingdom leaving the EU.  Once the UK has left the EU, however, it is unclear how data transfers to and from the United Kingdom will be regulated. In order for EU Member States to continue to permit personal data transfers to the United Kingdom following Brexit, the likelihood is that the United Kingdom will (i) continue to abide by the GDPR regardless of its exit from the EU or (ii) implement national legislation which is substantially equivalent to the GDPR or (iii) implement different laws and seek a declaration from the European Commission that the United Kingdom is an “adequate protection jurisdiction”.  As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. Canadian, anti-spam legislation, or CASL, prescribes certain rules regarding the use of electronic messages for commercial purposes that took effect on July 1, 2014. CASL also contains provisions that took effect in January 2015, imposing certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to $10 million and a private right of action, and the CRTC has begun actively enforcing the law and penalization non-compliant organizations. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts, and industry standards may affect our ability to provide all the current features of our products and subscriptions and our customers’ ability to use our products and subscriptions, and could require us to modify the features and functionality of our products and subscriptions. In 2015, Canada’s privacy legislation was amended to implement mandatory data breach notification requirements and fines of up to $100,000 per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. The amendments are not yet in force pending approval of related regulations, which is expected sometime later in 2016. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit, and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share, and disclose data with others through our products and subscriptions. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm our business.

Our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. Our terms of service prohibit the use of our subscriptions to store protected health information, or PHI (a category of information regulated under the US Health Insurance Portability and Accountability Act of 1996, or HIPAA), on a non-temporary basis and impose additional restrictions and conditions with respect to customers’ use of our subscriptions to transmit or receive PHI or to store PHI on a temporary basis. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store PHI, and in such cases they must agree to the activation of our HIPAA conduit settings. In addition, RingCentral may execute Business Associate Agreements, or BAAs, which are HIPAA-defined contracts related to the security of PHI, with HIPAA-regulated customers. Noncompliance with laws and regulations relating to privacy and HIPAA or with contractual obligations under any BAAs may lead to significant fines, penalties, or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our subscriptions, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our subscriptions effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.

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

Our customers may also accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, Russia, Ukraine, India, and Poland may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

Use or delivery of our subscriptions may become subject to new or increased regulatory requirements, taxes, or fees.

The increasing growth and popularity of Internet voice communications heighten the risk that governments will regulate or impose new or increased fees or taxes on Internet voice communications services. To the extent that the use of our subscriptions continues to grow, regulators may be more likely to seek to regulate or impose new or additional taxes, surcharges or fees on our subscriptions. Similarly, advances in technology, such as improvements in locating the geographic origin of Internet voice communications, could cause our subscriptions to become subject to additional regulations, fees or taxes, or could require us to invest in or develop new technologies, which may be costly. In addition, as we continue to expand our user base and offer more subscriptions, we may become subject to new regulations, taxes, surcharges, or fees. Increased regulatory requirements, taxes, surcharges or fees on Internet voice communications services, which could be assessed by governments retroactively or prospectively, would substantially increase our costs, and, as a result, our business would suffer. In addition, the tax status of our subscriptions could subject us to conflicting taxation requirements and complexity with regard to the collection and remittance of applicable taxes. Any such additional taxes could harm our results of operations.

Our emergency and E-911 calling services may expose us to significant liability.

The FCC requires Internet voice communications providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wire-line E-911 network. Under the FCC’s rules, Internet voice communications providers must transmit the caller’s phone number and registered location information to the appropriate public safety answering point, or PSAP, for the caller’s registered location. Our CLEC services are also required by the FCC and state regulators to provide E-911 service to the extent that they provide services to end users.  We are also required to route text messages to 911 to the appropriate PSAP.

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

Customers may in the future attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted, or uncompleted emergency service calls or text messages. The New and Emerging Technologies 911 Improvement Act of 2008 provides that Internet voice communications providers and interconnected text messaging providers have the same protections from liability for the operation of 911 service as traditional wire-line and wireless providers. Limitations on liability for the provision of 911 service are normally governed by state law, but these limitations typically are not absolute. It is also unclear whether the limitations on liability would apply to those customer lines for which we do not provide E-911 service. In the U.K., by law we cannot limit our liability for any death or injury arising out of our negligence, including as a result of emergency service calls that are delayed, misrouted or uncompleted due to our negligence. In Canada, the CRTC does not permit any limitation of liability related to the provision of E-911 services that is due to our gross negligence or where negligence on the part of a service provider results in physical injury, death, or damage to the customer's property or premises. In addition, Canadian provincial consumer protection laws may constrain our ability to limit liability to our non-business customers for any liability caused due to the 911 shortfalls inherent in Internet voice communications services.

We rely on third parties to provide the majority of our customer service and support representatives and to fulfill various aspects of our E-911 service. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed, and we may lose customers.

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. We currently offer support almost exclusively in English. Our third-party providers generally provide customer service and support to our customers without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages.

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

To date, we have not generated significant revenues from outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries, including software development operations in Russia and China, and software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines, and we expect to grow our international presence in the future, including through the expansion of our Global Office solution. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•	our ability to comply with differing and evolving technical and environmental standards, data protection and telecommunications regulations, and certification requirements outside the U.S.;
•	difficulties and costs associated with staffing and managing foreign operations;
•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the need to adapt and localize our subscriptions for specific countries;
•	the need to offer customer care in various native languages;
•	reliance on third parties over which we have limited control, including TELUS, BT, and other international resellers, for marketing and reselling our subscriptions;
•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
•

lower levels of adoption of credit or debit card usage for Internet related purchases by foreign customers and compliance with various foreign regulations related to credit or debit card processing and data protection requirements;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;
•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•	tariffs and other non-tariff barriers, such as quotas and local content rules;
•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and U.K. Bribery Act of 2010;
•	more limited protection for intellectual property rights in some countries;
•	adverse tax consequences;
•

fluctuations in currency exchange rates, particularly in light of the Brexit vote and other recent political developments, which could increase the price of our subscriptions outside of the U.S. when denominated in USD, increase the expenses of our international operations, including expenses related to foreign contractors, and expose us to foreign currency exchange rate risk;

•

fluctuations in currency exchange rates, particularly in light of the Brexit vote and other recent political developments, which could reduce the amount of revenues we generate outside of the U.S. related to customer contracts that are denominated in local currencies of the countries we operate in, currently Canada and the U.K., or which could reduce the expenses incurred in our operations or through our contractors outside the U.S. that are denominated in local currencies, currently the U.K., Russia, China, the Philippines, and Ukraine;

•	exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;
•	restrictions on the transfer of funds;
•	our ability to effectively price our subscriptions in competitive international markets;
•	new and different sources of competition;
•

deterioration of political relations between the U.S. and other countries, particularly Russia, Ukraine, China, and the Philippines; and including the possibility of a breakdown in diplomatic relations between the U.S., the U.K., or the EU and Russia or sanctions implemented by the U.S., the U.K., or the EU against Russia or vice versa, which could have a material adverse effect on our third-party software development operations in Russia; and

•

political or social unrest, economic instability, conflict or war in a specific country or region, such as the events over the last few years in the Ukraine, including political demonstrations, the annexation of the Crimea region of Ukraine by Russia, the hostile relations between Russia and the Ukraine, and disruptions caused by pro-Russian separatists in the Ukraine, which could have an adverse impact on our third-party software development and quality assurance operations there.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business.

We depend largely on the continued services of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.

Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience, and effort of our co-founder, Chairman and Chief Executive Officer, Vladimir Shmunis. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may therefore terminate employment with us at any time with no advance notice. The replacement of any of these senior management personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition, or results of operations.

If we are unable to hire, retain, and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations, such as Charlotte, North Carolina; Boca Raton, Florida; London, England, and Xiamen, China, where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Many of our key personnel are, or will soon be, vested in a substantial amount of shares of common stock, stock options, or restricted stock units. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our Class A common stock. If we are unable to retain our employees, our business, results of operations, and financial condition will be harmed.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our acquisition of Glip, Inc. in 2015.  We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity, and stock price.

Acquisitions and other strategic investments involve significant risks and uncertainties, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;
•	unanticipated costs and liabilities;
•	difficulties in integrating new products and subscriptions, software, businesses, operations, and technology infrastructure in an efficient and effective manner;
•	difficulties in maintaining customer relations;
•	the potential loss of key employees of the acquired businesses;
•	the diversion of the attention of our senior management from the operation of our daily business;
•	the potential adverse effect on our cash position to the extent that we use cash for the purchase price;

•	the potential significant increase of our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;
•	the potential issuance of securities that would dilute our stockholders’ percentage ownership;
•	the potential to incur large and immediate write-offs and restructuring and other related expenses; and
•	the inability to maintain uniform standards, controls, policies, and procedures.

Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition or investment. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins, and expenses.

We may be subject to liabilities on past sales for taxes, surcharges, and fees.

We believe we collect state and local sales tax and use, excise, utility user, and ad valorem taxes, fees, or surcharges in all relevant jurisdictions in which we generate sales, based on our understanding of the applicable laws in those jurisdictions.  Such tax, fees and surcharge laws and rates vary greatly by jurisdiction. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees, and surcharges for sales made over the Internet. Therefore, taxing authorities may challenge our position and may decide to audit our business and operations with respect to such taxes, which could result in increased tax liabilities for us or our customers that could materially and adversely affect our results of operations and our relationships with our customers.

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

We rely on purchased or leased hardware and software licensed from third parties in order to offer our subscriptions. In some cases, we integrate third-party licensed software components into our platform. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our subscriptions until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our subscriptions which could harm our business.

Any difficulties with our new agency model to provide almost all phones purchased by our customers could have a material adverse effect on our business, financial condition, and results of operations.

We recently entered into a sales agency agreement with Westcon Group, Inc., or Westcon, a global distributor of communications devices, to provide directly most of the phones purchased by our customers. Under this agreement, Westcon has begun to provide phones directly to our customers instead of us purchasing phones from third-party vendors and then reselling the phones to our customers. While we are hopeful that the new agency model, which was completed during the second quarter of 2016, will be successful, there may be difficulties with training our sales force, billing, delivery logistics, configuration for use with our services, and compatibility with our customers’ existing telecommunications infrastructure. Any difficulties with the new agency model may delay or prevent our customers from utilizing our solutions, or may require us to explore alternative supply arrangements or configuration solutions at our own expense, all of which could have a material adverse effect on our business, financial condition, and results of operations.

We currently depend on three suppliers and one fulfillment agent to configure and deliver the phones that we sell and depend on Westcon to sell and deliver them directly to our customers, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We rely on Cisco Systems, Inc., Polycom, Inc., and Yealink Network Technology Co., Ltd. to provide phones that we and Westcon offer for sale to our customers that use our subscriptions, and we rely on one fulfillment agent to configure and deliver the phones that we sell directly to our customers. Beginning in the first quarter of 2016, Westcon began to sell and deliver the majority of the phones purchased by our customers, as well as configure them for use with our subscriptions. As a sales agent for Westcon, we have lesser control of the availability, design, function, quality, reliability, customer service, or branding of these phones or configuration services. Although we assist in the marketing and promoting of these phones in connection with our services and provide Westcon with advisory recommendations on the retail pricing of these phones, we have lesser control of either the marketing and promotion or the pricing of these phones or any configuration services. Accordingly, we could be adversely affected if Westcon fails to maintain competitive phones or configuration services, or fails to continue to make them available on attractive terms, or at all.  Furthermore, Polycom recently entered into a definitive agreement to be acquired by a private equity firm, which could have an adverse impact on the supply of phones for sale to our customers.

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

Phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones used by our customers are manufactured by only three third-party providers: Cisco Systems, Polycom, and Yealink Network Technology Co. If any of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. In addition, the proposed acquisition of Polycom by Mitel Networks, one of our competitors, may have an impact on the willingness of Polycom to supply our customers with competitive phones or ensure that the phones they supply our customers will interoperate effectively with our system.  These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be cancelled, which would harm our business, financial condition, and results of operations.

We may require additional capital to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, results of operations, and financial condition may be adversely affected.

We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Any debt financing that we secure in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in our current credit facilities with Silicon Valley Bank or in other credit facilities we may secure in the future may restrict us from being able to conduct our operations in a manner required for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.

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

In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.

The market price of our Class A common stock is likely to be volatile and could decline.

The stock market in general, and the market for SaaS and other technology-related stocks in particular, has been highly volatile. As a result, the market price and trading volume for our Class A common stock has been and may continue to be highly volatile, and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;
•	our quarterly or annual earnings or those of other companies in our industry;
•	conditions that impact demand for our subscriptions;
•	the public’s reaction to our press releases, financial guidance, and other public announcements, and filings with the Securities and Exchange Commission, or SEC;
•	changes in earnings estimates or recommendations by securities or research analysts who track our Class A common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in government and other regulations;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	arrival and departure of key personnel;
•	sales of common stock by us, our investors, or members of our management team; and
•

changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber attack, civil unrest in various parts of the world, acts of war, terrorist attacks, or other catastrophic events.

Any of these factors may result in large and sudden changes in the trading volume and market price of our Class A common stock and may prevent investors from being able to sell their shares at or above the price they paid for their shares of our Class A common stock. Following periods of volatility in the market price of a company’s securities, stockholders often file securities class-action lawsuits against such company. Our involvement in a class-action lawsuit could divert our senior management’s attention and, if adversely determined, could have a material and adverse effect on our business, financial condition, and results of operations.

Our corporate headquarters, one of our data centers and co-location facilities, our third-party customer service and support facilities, and a research and development facility are located near known earthquake fault zones, and the occurrence of an earthquake, tsunami, or other catastrophic disaster could damage our facilities or the facilities of our contractors, which could cause us to curtail our operations.

Our corporate headquarters, one of our data centers and one of our subsidiary’s co-location facilities are located in California, our third-party customer service call centers operated by our contractors are located in the Philippines, and one of our research and development facilities is located on the coast of China. All of these locations are on the Pacific Rim near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes and tsunamis. Additionally, our China facility, our third-party customer service and support facilities in the Philippines, and our CLEC subsidiary’s co-location facility in Florida are located in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber attack, war, political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources, and these costs and demands may become greater especially now that we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Our failure to comply with these laws, regulations, and standards could materially and adversely affect our business and results of operations.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 69% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

Anti-takeover provisions in our restated certificate of incorporation and bylaws and under Delaware corporate law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our Class A common stock.

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

None.

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
10.1

Third Amendment, dated as of May 10, 2016, to Third Amended and Restated Loan and Security Agreement, dated as March 30, 2015, by and among RingCentral, Inc., RCLEC, Inc., RingCentral Florida, LLC, RCVA, Inc. and Silicon Valley Bank

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

RingCentral, Inc.

Date: August 5, 2016	By:	/s/ Clyde Hosein
Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)