Form 10-Q
period 2016-09-30
RingCentral Inc
filed 2016-11-07
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were 60,474,474 shares of Class A Common Stock issued and outstanding and 13,109,918 shares of Class B Common Stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$152,390	$137,588
Accounts receivable, net	23,583	19,163
Inventory	84	2,317
Prepaid expenses and other current assets	16,644	11,978
Total current assets	192,701	171,046
Property and equipment, net	31,139	28,160
Goodwill	9,393	9,393
Acquired intangibles, net	2,500	3,266
Other assets	3,064	2,948
Total assets	$238,797	$214,813
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,701	$5,196
Accrued liabilities	46,368	34,702
Current portion of capital lease obligation	181	269
Current portion of long-term debt	14,528	3,750
Deferred revenue	42,738	36,657
Total current liabilities	108,516	80,574
Long-term debt	1,250	14,840
Sales tax liability	3,527	3,670
Capital lease obligation	—	181
Other long-term liabilities	3,402	5,416
Total liabilities	116,695	104,681

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock	7	7
Additional paid-in capital	351,784	319,792
Accumulated other comprehensive income	2,868	527
Accumulated deficit	(232,557)	(210,194)
Total stockholders' equity	122,102	110,132
Total liabilities and stockholders' equity	$238,797	$214,813

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Software subscriptions	$91,853	$70,321	$257,898	$194,713
Other	4,986	6,459	17,323	18,076
Total revenues	96,839	76,780	275,221	212,789
Cost of revenues
Software subscriptions	19,211	17,084	54,107	49,503
Other	4,244	5,249	13,452	14,906
Total cost of revenues	23,455	22,333	67,559	64,409
Gross profit	73,384	54,447	207,662	148,380
Operating expenses
Research and development	16,490	13,475	48,097	37,612
Sales and marketing	50,306	34,878	137,796	101,473
General and administrative	13,649	11,922	41,114	34,231
Total operating expenses	80,445	60,275	227,007	173,316
Loss from operations	(7,061)	(5,828)	(19,345)	(24,936)
Other income (expense), net
Interest expense	(176)	(245)	(585)	(927)
Other income (expense), net	(696)	(319)	(2,280)	(637)
Other income (expense), net	(872)	(564)	(2,865)	(1,564)
Loss before provision (benefit) for income taxes	(7,933)	(6,392)	(22,210)	(26,500)
Provision (benefit) for income taxes	46	(56)	153	(1,342)
Net loss	$(7,979)	$(6,336)	$(22,363)	$(25,158)
Net loss per common share
Basic and diluted	$(0.11)	$(0.09)	$(0.31)	$(0.36)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	73,285	70,580	72,669	69,614

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(7,979)	$(6,336)	$(22,363)	$(25,158)
Other comprehensive income/(loss)
Foreign currency translation adjustments	665	159	2,341	146
Unrealized loss on available-for-sale securities	—	94	—	190
Comprehensive loss	$(7,314)	$(6,083)	$(20,022)	$(24,822)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(22,363)	$(25,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,749	9,935
Share-based compensation	22,603	15,790
Foreign currency remeasurement loss	2,450	315
Tax benefit from release of valuation allowance	—	(1,411)
Non-cash interest expense and other expenses related to debt	—	156
Net accretion of discount and amortization of premium on available-for-sale securities	—	602
Provision for bad debt	458	152
Deferred income taxes	(4)	5
Others	464	220
Changes in assets and liabilities:
Accounts receivable	(4,878)	(7,688)
Inventory	2,233	(577)
Prepaid expenses and other current assets	(4,667)	(3,907)
Other assets	201	173
Accounts payable	(2,470)	(61)
Accrued liabilities	13,737	4,758
Deferred revenue	6,080	8,700
Other liabilities	(2,157)	204
Net cash provided by operating activities	22,436	2,208
Cash flows from investing activities
Purchases of property and equipment	(9,634)	(11,106)
Capitalized internal-use software	(1,515)	(1,836)
Cash paid in business combination, net of cash acquired	—	(4,670)
Proceeds from the maturity of available-for-sale securities	—	25,760
Proceeds from the maturity of restricted investments	—	100
Net cash provided by (used in) investing activities	(11,149)	8,248
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	8,268	12,040
Taxes paid related to net share settlement of equity awards	(131)	(105)
Payment of holdback from Glip acquisition	(1,500)	—
Repayment of debt	(2,813)	(5,205)
Repayment of capital lease obligations	(269)	(509)
Net cash provided by financing activities	3,555	6,221
Effect of exchange rate changes on cash and cash equivalents	(40)	145
Net increase in cash and cash equivalents	14,802	16,822
Cash and cash equivalents
Beginning of period	137,588	113,182
End of period	$152,390	$130,004
Supplemental disclosure of cash flow data
Cash paid for interest	$568	$1,697
Cash paid for income taxes	$190	$71
Non-cash investing and financing activities
Issuance of common stock for business combination	$—	$3,447
Change in liability for unvested exercised options	$3	$28
Equipment and capitalized internal-use software purchased and unpaid at period end	$2,617	$1,617
Issuance of common stock for achievement of Glip related matters	$1,080	$—
Change in unrealized gain (loss) on available-for-sale securities	$—	$190

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for stock-based compensation related to the accounting for forfeitures, employer tax withholding, excess tax benefits related to awards and cash flow presentations.  The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification in the statement of cash flows.  The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments.  The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize at the transaction date the income tax effects for intra-entity transfers of assets other than inventory.  The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures.

Reclassification

Certain immaterial items previously reported have been reclassified to conform to the current year’s reporting presentation.

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

For the three and nine months ended September 30, 2016 and 2015, the majority of other revenues were product revenues from sales of phones that fell outside the sales agency agreement with Westcon.  Accordingly, to provide a comparison of product revenues and product cost of revenues prior to and subsequent to the change in presentation, product revenues were $2.2 million and $6.0 million for the three months ended September 30, 2016 and 2015, respectively, and $10.0 million and $16.9 million for the nine months ended September 30, 2016 and 2015, respectively.  Product cost of revenues were $3.4 million and $5.1 million for the three months ended September 30, 2016 and 2015, respectively, and $11.6 million and $14.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Cash	$33,045	$18,522
Money market funds	119,345	119,066
Total cash and cash equivalents	$152,390	$137,588

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accounts receivable	$20,811	$15,509
Unbilled accounts receivable	3,177	4,031
Allowance for doubtful accounts	(405)	(377)
Accounts receivable, net	$23,583	$19,163

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer hardware and software	$58,394	$49,774
Internal-use software development costs	9,174	7,432
Furniture and fixtures	4,391	3,610
Leasehold improvements	2,480	2,412
Total property and equipment	74,439	63,228
Less: accumulated depreciation and amortization	(43,300)	(35,068)
Property and equipment, net	$31,139	$28,160

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued compensation and benefits	$14,937	$10,128
Accrued sales, use and telecom related taxes	7,241	5,243
Accrued marketing	6,385	3,930
Other accrued expenses	17,805	15,401
Total accrued liabilities	$46,368	$34,702

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,345	$119,345	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

	Balance at
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,066	$119,066	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

At September 30, 2016 and December 31, 2015, the Company estimated the fair value of its debt using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities. The estimated fair value of the Company’s current and non-current debt obligations was $15.8 million at September 30, 2016, compared to its carrying amount of $15.8 million at that date. The estimated fair value of the Company’s current and non-current debt obligations was $19.0 million at December 31, 2015, compared to its carrying amount of $18.6 million at that date. If the debt was measured at fair value in the condensed consolidated balance sheets, the Company’s current and non-current debt would be classified in Level 2 of the fair value hierarchy.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Business Combinations

On June 4, 2015, the Company acquired Glip, Inc. (Glip), a cloud messaging and collaboration company based in Boca Raton, Florida. Glip is a provider of team messaging services, integrated with project management, group calendars, notes, annotations, and file sharing. The consideration for this acquisition, net of cash acquired and including the fair value of contingent consideration payable in cash upon achievement of certain earn out milestones and the fair value of common stock issuable to the former stockholders of Glip was $11.9 million.  Of this total consideration, $1.5 million of cash was held back by the Company upon closing as security for certain indemnification obligations of such stockholders.  In June 2016, the Company paid the $1.5 million in full.

The initial fair value of the milestone based earn out liability was determined to be $2.3 million using various estimates, including probabilities of achievement and discount rates. During the three months ended September 30, 2016, the Company issued 45,893 shares of the Company’s Class A common stock to settle certain milestones achieved.  Based on the completion of milestones for the quarter ended September 30, 2016 and the estimated probability of completing the remaining milestones, the estimated fair value of the milestones based earn out liability was $1.9 million at September 30, 2016, which is classified as a current liability in the condensed consolidated balance sheets.

Additionally, under the terms of the acquisition, the Company may also pay up to $2.0 million in payments at the end of a two-year period to certain Glip employees, who continue to be employees of the Company, which are accounted for as a post-combination expense. At September 30, 2016, the contingent payment liability was $1.2 million and classified as a current liability in the consolidated balance sheets.

The carrying values of intangible assets are as follows (in thousands):

			September 30, 2016		December 31, 2015
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 years	$840	$555	$285	$240	$600
Developed technology	5 years	3,010	796	2,214	344	2,666
Total acquired intangible assets		$3,850	$1,351	$2,499	$584	$3,266

Amortization expense from acquired intangible assets for the three months ended September 30, 2016 and 2015 was $0.3 million for both periods. Amortization expense from acquired intangible assets for the nine months ended September 30, 2016 and 2015 was $0.8 million and $0.3 million, respectively.  Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the condensed consolidated statements of operations.  At September 30, 2016, the weighted average amortization periods for customer relationship and developed technology approximate 0.7 years and 3.7 years, respectively.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2016 (remaining)	$255
2017	782
2018	602
2019	602
2020	258
Total estimated amortization expense	$2,499

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Debt

As of September 30, 2016, the Company’s debt was comprised of borrowings under the Third Amended and Restated Loan and Security Agreement dated March 30, 2015 (SVB Agreement), as amended, with Silicon Valley Bank (SVB).  Under the SVB Agreement, the Company has one outstanding growth capital term loan (2013 Term Loan) and a revolving line of credit.

The 2013 Term Loan was borrowed on December 31, 2013 with a principal amount of $15.0 million, which is being repaid in 48 equal monthly installments of principal, plus accrued and unpaid interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option.  In May 2016, the terms of the SVB Agreement were amended to reduce the margin on the annual rate of the 2013 Term Loan to either (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a margin of 3.25% or 3.50%, resulting in a current interest rate of 3.75% based on the prime rate option and cash balance maintained with SVB. As of September 30, 2016, the outstanding principal balance of the 2013 Term Loan was $5.0 million, of which $1.3 million is payable subsequent to September 30, 2017 and is classified as a non-current liability in the accompanying condensed consolidated balance sheet.

The revolving line of credit provides for a maximum borrowing of up to $15.0 million in principal amount, subject to limits based on recurring software subscription revenue amounts as defined in the SVB Agreement. The recurring software subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option.  In August 2015, the terms of the SVB Agreement were amended to extend the maturity of the revolving line of credit from August 13, 2015 to August 14, 2017.  In May 2016, the terms of the SVB Agreement were amended to reduce the margin on the annual rate of the revolving line of credit to either the (i) prime rate plus a margin of 0% or 0.25% or (ii) adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a margin of 3.0% to 3.25%, resulting in a current interest rate of 3.50% based on the prime rate option and cash balance maintained with SVB. As of September 30, 2016, the outstanding principal balance and the available borrowing capacity of the line of credit were $10.8 million and $4.2 million, respectively. The outstanding principal balance is classified as a current liability in the condensed consolidated balance sheet as the principal balance is due in August 2017.

The Company has pledged substantially all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB Agreement. The SVB Agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Agreement, as amended, also contains customary affirmative covenants, as well as financial covenants that require the Company to (i) maintain minimum cash balances of $10.0 million, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. In March 2015, the Company adjusted certain financial covenants to expand its ability to invest in certain foreign subsidiaries and property and equipment. The Company was in compliance with all covenants under its credit agreement with SVB as of September 30, 2016.

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

Sales Tax Liability

The Company regularly increases its sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of September 30, 2016 and December 31, 2015, the Company had a long-term sales tax liability of $3.5 million and $3.7 million, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

The Company recorded a current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $4.7 million and $4.4 million as of September 30, 2016 and December 31, 2015, respectively, which is included in accrued liabilities.

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

TCPA Matter

On April 21, 2016, Supply Pro Sorbents, LLC (SPS) filed a putative class action against the Company in the United States District Court for the Northern District of California (Court), alleging common law conversion and violations of the federal Telephone Consumer Protection Act (TCPA) arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over the Company’s system (Lawsuit).  SPS sought statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, the Company filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (FCC), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (Petition).  On July 8, 2016, the Company filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on the Company’s Petition.  On October 7, 2016, the Court granted the Company’s motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed the Company’s motion to dismiss or stay as moot.  SPS filed its amended complaint on October 27, 2016, alleging the same theories and claims. The Company intends to vigorously defend itself and anticipates filing another motion to dismiss and a collateral motion to dismiss or stay the case pending resolution of the FCC Petition.  Litigation is inherently uncertain, however, and it is too early in this proceeding to predict the outcome of this Lawsuit.  Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

As of December 31, 2015, there were no significant ongoing legal matters and the Company did not have any accrued liabilities recorded for such loss contingencies.

Note 9. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenues	$859	$535	$2,324	$1,468
Research and development	1,996	1,351	5,491	3,745
Sales and marketing	3,023	1,797	7,791	5,333
General and administrative	2,511	2,069	6,997	5,244
Total share-based compensation expense	$8,389	$5,752	$22,603	$15,790

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options	$2,382	$2,744	$7,366	$8,357
Employee stock purchase plan rights	527	287	1,375	854
Restricted stock units	5,480	2,721	13,862	6,579
Total share-based compensation expense	$8,389	$5,752	$22,603	$15,790

Equity Incentive Plans

As of September 30, 2016, a total of 8,775,309 shares remained available for grant under the 2013 Equity Incentive Plan (2013 Plan). A summary of option activity under all of the Company’s equity incentive plans at September 30, 2016 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2015	8,048	$10.27	6.2	$107,091
Granted	539	16.46
Exercised	(601)	9.07
Canceled/Forfeited	(236)	15.53
Outstanding at September 30, 2016	7,750	$10.64	5.5	$101,047
Vested and expected to vest as of September 30, 2016	7,379	$10.37	5.5	$98,134
Exercisable as of September 30, 2016	5,389	$8.53	5.4	$81,557

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average grant date fair value per share	$9.22	$7.48	$6.70	$6.76
Total intrinsic value of options exercised	$2,561	$7,135	$6,956	$16,964

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield. The weighted-average assumptions used in the option pricing model in the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected term for employees (in years)	4.7	4.7	4.7	4.8
Expected term for non-employees (in years)	5.8	7.2	6.1	7.1
Risk-free interest rate	1.1%	1.5%	1.1%	1.2%
Expected volatility	46.4%	47.0%	47.2%	48.0%
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2016, there was approximately $12.7 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.2 years.

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

As of September 30, 2016, there was a total of $0.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At September 30, 2016, a total of 2,450,266 shares were available for issuance under the ESPP.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units (RSUs) to employees, directors, and consultants.  RSUs issued under the 2013 Plan generally vest and are released over four years.  A summary of activity of RSUs under the 2013 Plan at September 30, 2016 and changes during the period then ended is presented in the following table:

	Number of	Weighted-
	RSUs	Average	Aggregate
	Outstanding	Grant Date Fair	Intrinsic Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2015	2,288	$16.63	$53,972
Granted	2,597	18.48
Released	(803)	16.59
Canceled/Forfeited	(326)	17.69
Outstanding at September 30, 2016	3,756	$17.82	$89,068

As of September 30, 2016, there was a total of $49.1 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.0 years.

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

Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenues were derived from the U.S. during the three and nine months ended September 30, 2016 and 2015.

Generally, 77% of the Company’s billings, including carrier partner billings, are collected through credit card payments, resulting in a minimal accounts receivable balance.  The Company’s accounts receivable balance primarily consists of receivables due from larger customers and carriers who are billed on invoices at customary payment terms.  As the Company moves up-market and acquires larger customers, the Company expects the accounts receivable balance to increase.  At September 30, 2016 and December 31, 2015, one of the Company’s carriers accounted for 37% and 39% of the Company’s total accounts receivable, respectively.

Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At September 30, 2016 and December 31, 2015, more than 89% of the Company’s consolidated long-lived assets were located in the U.S. with no single country outside of the U. S. representing more than 10% of the Company’s consolidated long-lived assets.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2016, was $46,000 and $153,000, respectively, and consisted primarily of state minimum taxes and foreign income taxes.  For the three and nine months ended September 30, 2015, the Company recorded a benefit for income taxes of $56,000 and $1.3 million, respectively, which was due to partially releasing its valuation allowance.  During June 2015, the Company recorded a deferred tax liability for the book-tax basis difference for the intangibles acquired as part of the Glip acquisition.  As this deferred tax liability provided an additional source of income to support the realizability of the Company’s pre-existing deferred tax asset, the Company released $1.4 million of its valuation allowance in June 2015.

For the three and nine months ended September 30, 2016 and September 30, 2015, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable.  Additionally, the Company realized no benefit for current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of September 30, 2016 and December 31, 2015. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and nine months ended September 30, 2016, there have been no significant changes to the total amount of unrecognized tax benefits.

Note 12. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested shares of common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, stock options related to the non-vested early exercises, and stock related to non-vested restricted stock awards, to the extent they are dilutive. For the three and nine months ended September 30, 2016 and 2015, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator
Net loss	$(7,979)	$(6,336)	$(22,363)	$(25,158)
Denominator
Weighted-average common shares for basic and diluted net loss per share	73,285	70,580	72,669	69,614
Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.31)	$(0.36)

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the weighted-average potential shares that were excluded from the computation of weighted-average common shares in computing the diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Shares of unvested common stock subject to repurchase	—	5	—	5
Shares of common stock issuable under equity incentive awards outstanding	11,990	11,519	11,784	11,598
Potential common shares excluded from diluted net loss per share	11,990	11,524	11,784	11,603

Note 13. Related Party Transactions

In the ordinary course of business, the Company made purchases from Alphabet Inc., the parent company of Google Inc., at which one of the Company’s directors serves as a Vice President of Google, Inc. Total payables to Alphabet at September 30, 2016 and December 31, 2015 were $1.5 million and $2.0 million, respectively. Total expenses incurred from Alphabet were $3.8 million and $9.8 million in the three and nine months ended September 30, 2016, respectively, and $2.8 million and $8.9 million for the three and nine months ended September 30, 2015, respectively.

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

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for the way employees communicate and collaborate in business. We believe that our innovative, cloud-based approach disrupts the large market for business communications and collaboration by providing flexible and cost-effective solutions that support distributed workforces, mobile employees, and the proliferation of smart phones and tablets. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce.

We primarily generate revenues by selling software subscriptions of our RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and RingCentral Glip offerings. RingCentral Office, which offers an integrated communications and collaboration solution, is offered at monthly subscription rates, varying by the specific functionalities and services and the number of users. We recently introduced RingCentral Global Office (Global Office) as an expansion of RingCentral Office. Global Office, offered on a monthly subscription, connects workforces across multiple countries, while reducing complexity and high costs of maintaining multiple, legacy on-premise PBX systems with a single cloud solution. RingCentral Professional is inbound call management for mobile professionals offered at monthly subscription rates that vary based on the desired amount of minutes usage and extensions allotted to the plan. RingCentral Fax is offered at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan. RingCentral Contact Center is a multi-channel hosted contact center solution that integrates with RingCentral Office, offered at a monthly subscription based on three editions with varying features and capabilities.  Recently, RingCentral introduced Rooms and Rooms Connector to bring a cloud web conferencing solution to meeting rooms for a monthly per license add-on fee. We also offer RingCentral Connect Platform, which is an open platform supported by Application Program Interfaces (APIs) and Software Development Kits (SDKs) that allows developers to integrate our solution with leading business applications or to customize within their own business workflows.  RingCentral Glip is a team messaging and collaboration tool that is made available as a feature to all RingCentral Office customers, and as a freemium offering to non-RingCentral users.  Seamlessly integrated with RingCentral Office, RingCentral Glip enables greater work productivity and team engagement, and is among the first team messaging tools to integrate a complete Unified Communication as a Service (UCaaS) suite.  RingCentral CloudConnect is a service that allows enterprises to leverage their dedicated and private connections to exchange data directly with the RingCentral cloud. Customers use their preferred network service provider to connect to the RingCentral cloud through a private data exchange enabling lower latency, greater network reliability and availability, and added security.

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card. However, as the size of RingCentral Office customer accounts grow, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our levels of accounts receivable may increase. We also expect our level of prepayments by larger customers with annual or multi-year contracts to increase and, accordingly, our level of deferred revenue may increase. For the three and nine months ended September 30, 2016 and 2015, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services.

In January 2016, we entered into a sales agency agreement with Westcon Group, Inc. (Westcon), a global distributor of communications devices, to provide the phones purchased by customers. Under this agreement, we are an agent and receive a commission for our services, which primarily include referring sales to Westcon. Westcon provides phones directly to our customers instead of us purchasing phones from third-party vendors and reselling the phones to our customers. We record commission revenues for this arrangement because we are the agent for these sales.  We completed our transition of direct phone sales to Westcon during the three months ended June 30, 2016.  The transition excludes our carriers’ phone sales from the agency model.  We do not plan to transition the carrier partners to the agency model as the billing relationships to these customers are through the carriers.  In addition, we will at times have sales in which we will provide free or significantly discounted phones to our customers for promotional reasons. As our agency arrangement does not allow for these significant discounts, we will be the seller to these customers and recognize the related revenues and costs from the sale.  We expect the shift to the new agency model to result in the reduction of our other revenues and the corresponding cost of other revenues, resulting in improved margins.

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct, inside sales force. Since then, we have continued investing in our direct, inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of over 3,000 sales agents and resellers, including distributors such as Ingram Micro Inc., Tech Data Corporation, and Jenne Inc., as well as carrier partners including AT&T Inc., TELUS Communications Company, and BT Group plc, which we refer to collectively as resellers. We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. In the case of our carrier partners, who resell our product to multiple companies, we consider each reseller to be a single customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of end-users per customer generally correlates closely to the number of employees within a customer account. As of September 30, 2016, we had customers from a range of industries including advertising, financial services, healthcare, legal services, non-profit organizations, real estate, retail, technology, insurance, education, waste management, construction, security services, restaurant, and software. In October of 2013, we launched our United Kingdom (U.K.) operations; however, for the three and nine months ended September 30, 2016 and 2015, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally in the U.K. and beyond.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels and scale internationally.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $296.2 million, $219.9 million, and $160.5 million in fiscal years ended December 31, 2015, 2014 and 2013, respectively, generating year-over-year increases of 35% and 37%, respectively. For the nine months ended September 30, 2016 and 2015, our total revenues were $275.2 million and $212.8 million, respectively, representing a year-over-year increase of 29%.  We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $32.1 million, $48.3 million, and $46.1 million in the fiscal years ended December 31, 2015, 2014 and 2013, respectively.  For the nine months ended September 30, 2016 and 2015, our net loss was $22.4 million and $25.2 million, respectively.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (ARR) is a leading indicator of our anticipated software subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions in effect at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2016 was $32.5 million. As such, our Annualized Exit Monthly Recurring Subscriptions at September 30, 2016 was $389.5 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (Office ARR) in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at September 30, 2016 was $316.8 million.

Net Monthly Subscription Dollar Retention Rate

We believe that our Net Monthly Subscription Dollar Retention Rate provides insight into our ability to retain and grow software subscriptions revenues, as well as our customers’ potential long-term value to us. We believe that our ability to retain our customers and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and we use these trends in order to formulate financial projections and make strategic business decisions. We define our Net Monthly Subscription Dollar Retention Rate as (i) one plus (ii) the quotient of Dollar Net Change divided by Average Dollar Monthly Recurring Subscriptions.

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

Our key business metrics for the five quarterly periods ended September 30, 2016 were as follows (dollars in millions):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$389.5	$364.0	$340.3	$317.4	$297.5
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$316.8	$291.9	$269.3	$247.4	$227.7

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Software subscriptions	$91,853	$70,321	$257,898	$194,713
Other	4,986	6,459	17,323	18,076
Total revenues	96,839	76,780	275,221	212,789
Cost of revenues
Software subscriptions	19,211	17,084	54,107	49,503
Other	4,244	5,249	13,452	14,906
Total cost of revenues	23,455	22,333	67,559	64,409
Gross profit	73,384	54,447	207,662	148,380
Operating expenses
Research and development	16,490	13,475	48,097	37,612
Sales and marketing	50,306	34,878	137,796	101,473
General and administrative	13,649	11,922	41,114	34,231
Total operating expenses	80,445	60,275	227,007	173,316
Loss from operations	(7,061)	(5,828)	(19,345)	(24,936)
Other income (expense), net
Interest expense	(176)	(245)	(585)	(927)
Other income (expense), net	(696)	(319)	(2,280)	(637)
Other income (expense), net	(872)	(564)	(2,865)	(1,564)
Loss before provision (benefit) for income taxes	(7,933)	(6,392)	(22,210)	(26,500)
Provision (benefit) for income taxes	46	(56)	153	(1,342)
Net loss	$(7,979)	$(6,336)	$(22,363)	$(25,158)

Percentage of Total Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Software subscriptions	95%	92%	94%	92%
Other	5	8	6	8
Total revenues	100	100	100	100
Cost of revenues
Software subscriptions	20	22	20	23
Other	4	7	5	7
Total cost of revenues	24	29	25	30
Gross profit	76	71	75	70
Operating expenses
Research and development	17	18	17	18
Sales and marketing	52	45	50	48
General and administrative	14	16	15	16
Total operating expenses	83	79	82	82
Loss from operations	(7)	(8)	(7)	(12)
Other income (expense), net
Interest expense	—	—	—	—
Other income (expense), net	(1)	—	(1)	—
Other income (expense), net	(1)	—	(1)	—
Loss before provision (benefit) for income taxes	(8)	(8)	(8)	(12)
Provision (benefit) for income taxes	—	—	—	(1)
Net loss	(8)%	(8)%	(8)%	(11)%

Comparison of the three and nine months ended September 30, 2016 and 2015

Revenues

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues
Software subscriptions	$91,853	$70,321	$21,532	31%	$257,898	$194,713	$63,185	32%
Other	4,986	6,459	(1,473)	(23)%	17,323	18,076	(753)	(4)%
Total revenues	$96,839	$76,780	$20,059	26%	$275,221	$212,789	$62,432	29%
Percentage of revenues
Software subscriptions	95%	92%			94%	92%
Other	5	8			6	8
Total	100%	100%			100%	100%

Software subscriptions revenues.  Software subscriptions revenues increased by $21.5 million, or 31%, and $63.2 million, or 32%, for the three and nine months ended September 30, 2016, respectively, as compared to the respective periods of the prior year primarily due to the acquisition of new customers and an increase in the number of users within our existing customer base. In addition, our software subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three and nine months ended September 30, 2016 as compared to the respective periods of the prior year, which generally carry a higher monthly subscription rate versus our other product offerings. While the acquisition of new customers and the increase in the number of users within our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers purchased a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varies significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures of 44% and 36% for the three and nine months ended September 30, 2016 as compared to the respective periods of the prior year, respectively, which include advertising and sales personnel expenditures that helped facilitate the increase in customer acceptance of our products.

Other revenues.  In the nine months ended September 30, 2016, we transitioned to a new distribution partner for delivering phones to our customers.  Under the agreement, we are an agent and receive a commission for our services, which primarily consists of referring sales to the distribution partner. We completed our transition of direct phone sales to Westcon during the three months ended June 30, 2016.  The transition excludes our carriers’ phone sales from the agency model.  We do not plan to transition our carrier partners to the agency model as the billing relationships to these customers are through the carriers.  Under the agency arrangement, we may have sales in which we provide free or significantly discounted phones to our customers for promotional reasons. As our agency arrangement does not allow for these significant discounts, we will be the seller to these customers and recognize the related revenues and costs from the sale.  We continued to generate revenues from phone sales during the nine months ended September 30, 2016, from transactions with our carrier partners as they will not be transitioned to the new agency arrangement.

The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones. We have since replaced the “product revenues” line item in our consolidated statements of operations with a line item for “other” revenues, which includes commissions earned on sales of phones from our distribution partner, phone rentals, professional services, and sales of phones not sold under the sales agency agreement. Other revenues decreased by $1.5 million, or 23%, and $0.8 million, or 4%, for the three and nine months ended September 30, 2016, respectively, as compared to the respective periods of the prior year primarily due to the shift to the new agency model during the second quarter of 2016 and the elimination of the majority of our revenues from the sale of phones.

Cost of Revenues and Gross Margin

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues
Software subscriptions	$19,211	$17,084	$2,127	12%	$54,107	$49,503	$4,604	9%
Other	4,244	5,249	(1,005)	(19)%	13,452	14,906	(1,454)	(10)%
Total cost of revenues	$23,455	$22,333	$1,122	5%	$67,559	$64,409	$3,150	5%
Gross margins
Software subscriptions	79%	76%			79%	75%
Other	15%	19%			22%	18%
Gross margin %	76%	71%			75%	70%

Cost of software subscriptions revenues.  Cost of software subscriptions revenues increased by $2.1 million, or 12%, for the three months ended September 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $1.0 million, professional fees of $0.3 million, and third party costs to support our new products launched in late 2015 of $0.5 million. The increase in personnel costs was driven by an increase of 23% in headcount and higher share-based compensation expense of $0.3 million.

Cost of software subscriptions revenues increased by $4.6 million or 9% for the nine months ended September 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $2.4 million, professional fees of $1.2 million, and third party costs to support our new products launched in late 2015 of $1.3 million, which were partially offset by a decrease of $0.5 million in transport costs. The increase in personnel costs was driven by an increase of 34% in headcount and higher share-based compensation expense of $0.8 million.

Cost of other revenues. Cost of other revenues decreased by $1.0 million or 19% for the three months ended September 30, 2016 as compared to the respective period of the prior year.  This was primarily due to a decrease in the cost of product sales of $1.6 million, which was driven primarily by the shift to the new agency model and was partially offset by an increase in the cost of professional services of $0.6 million.  The increase in the cost of professional services was due to an increase in implementation services.

Cost of other revenues decreased by $1.5 million or 10% for the nine months ended September 30, 2016 as compared to the respective period of the prior year primarily due to a decrease in the cost of product sales of $2.7 million, which was driven primarily by the shift to the new agency model and was partially offset by an increase in the cost of professional services of $1.1 million.  The increase in the cost of professional services was due to an increase in implementation services.

Gross margin.  Our gross margin was 76% and 71% for the three months ended September 30, 2016 and 2015, respectively, which was primarily due to an improvement in gross margin for software subscriptions revenues.  The improvement in gross margin for software subscriptions revenues was primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses.  The gross margin for other revenues was 15% and 19% for the three months ended September 30, 2016 and 2015, respectively.  The decrease in gross margin for other revenues was largely due to sales of phones that fell outside of the agency arrangement, primarily as we offer discounts to larger customers as we expand up market.

Our gross margin was 75% and 70% for the nine months ended September 30, 2016 and 2015, respectively, which was primarily due to improvements in gross margins for both software subscriptions revenues and other revenues. The improvement in gross margin for software subscriptions revenues was primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses, while the improvement in gross margin for other revenues was primarily due to the shift in the majority of our phone sales to an agent relationship.

Research and Development

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$16,490	$13,475	$3,015	22%	$48,097	$37,612	$10,485	28%
Percentage of total revenues	17%	18%			17%	18%

Research and development expenses increased by $3.0 million, or 22%, for the three months ended September 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $3.3 million and professional fees of $0.4 million, which were partially offset by a cost recovery of $0.9 million. The increase in personnel costs was primarily due to an increase in average headcount of 20% and higher share-based compensation expense of $0.6 million.

Research and development expenses increased by $10.5 million, or 28%, for the nine months ended September 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $9.6 million, professional fees of $1.3 million, and overhead costs to support our research and development efforts of $0.4 million, which were partially offset by a cost recovery of $0.9 million. The increase in personnel costs was primarily due to an increase in average headcount of 16% and higher share-based compensation expense of $1.7 million.

The increases for the three and nine months ended September 30, 2016 in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our cloud-based and mobile applications.  Additionally, we expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.

Sales and Marketing

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$50,306	$34,878	$15,428	44%	$137,796	$101,473	$36,323	36%
Percentage of total revenues	52%	45%			50%	48%

Sales and marketing expenses increased by $15.4 million, or 44%, for the three months ended September 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $8.6 million, indirect channel commissions of $2.4 million, advertising and marketing costs of $3.5 million, professional fees of $0.2 million, and overhead costs to support our marketing efforts of $0.6 million.  The increase in personnel costs was primarily due to an increase in average headcount of 32% and higher share-based compensation expense of $1.2 million.

Sales and marketing expenses increased by $36.3 million, or 36%, for the nine months ended September 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $21.6 million, indirect channel commissions of $6.6 million, advertising and marketing costs of $5.6 million, professional fees of $0.6 million, and overhead costs to support our marketing efforts of $1.7 million, which also includes higher depreciation.  The increase in personnel costs was primarily due to an increase in average headcount of 28% and higher share-based compensation expense of $2.5 million.

The increases for the three and nine months ended September 30, 2016 in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and U.K. markets.  Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, the U.K., and other markets.

General and Administrative

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative	$13,649	$11,922	$1,727	14%	$41,114	$34,231	$6,883	20%
Percentage of total revenues	14%	16%			15%	16%

General and administrative expenses increased by $1.7 million, or 14%, for the three months ended September 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $1.6 million. The increase in personnel costs was primarily due to an increase in average headcount of 19% and higher share-based compensation expense of $0.4 million.

General and administrative expenses increased by $6.9 million, or 20%, for the nine months ended September 30, 2016 as compared to the respective period of the prior year primarily due to increases in personnel costs of $5.1 million and professional fees of $2.0 million. The increase in personnel costs was primarily due to an increase in average headcount of 10% and higher share-based compensation expense of $1.8 million.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Other Income and Expense, net

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest expense	$(176)	$(245)	$69	28%	$(585)	$(927)	$342	37%
Other income (expense), net	(696)	(319)	(377)	(118)%	(2,280)	(637)	(1,643)	(258)%
Other income (expense), net	$(872)	$(564)	$(308)	(55)%	$(2,865)	$(1,564)	$(1,301)	(83)%

Other expense increased by $0.3 million and $1.3 million for the three and nine months ended September 30, 2016 as compared to the respective periods of the prior year primarily due to foreign exchange losses driven by the significant decline in the British pound relative to the US dollar.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, we had $152.4 million and $137.6 million, respectively, of cash and cash equivalents. Since our initial public offering in 2013 and our follow-on offering in early 2014, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. We believe that our operations along with existing liquidity sources and available borrowings under our SVB Agreement will satisfy our cash requirements for at least the next 12 months.

Generally, 77% of our billings, including carrier partner billings, are collected through credit card payments received at the beginning of each subscription period, which is monthly for the majority of our customers.  As we continue to move up market, the number and size of customers with annual or multi-year contracts is increasing and those who opt for annual invoicing is also increasing.  We generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Therefore, a source of our cash provided by operating activities is our deferred revenue, which is included within our condensed consolidated balance sheet as a liability.  Deferred revenue consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As of September 30, 2016 and December 31, 2015, we had deferred revenue of $42.7 million and $36.7 million, respectively.

As of September 30, 2016, the carrying value of our debt totaled $15.8 million. The balance consists of $5.0 million in the 2013 Term Loan and $10.8 million under the revolving line of credit, which collectively are payable under the SVB Agreement. As of September 30, 2016, the available borrowing capacity of the revolving line of credit was $4.2 million. We have pledged substantially all of our assets, excluding intellectual property, as collateral to secure our obligations under the SVB Agreement. The SVB Agreement contains customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Agreement, as amended, also contains customary affirmative covenants, as well as financial covenants that require us to (i) maintain minimum cash balances of $10.0 million with SVB, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the SVB Agreement. We were in compliance with all covenants under the SVB Agreement as of September 30, 2016.

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$22,436	$2,208
Net cash provided by (used in) investing activities	(11,149)	8,248
Net cash provided by financing activities	3,555	6,221
Effect of exchange rate changes on cash and cash equivalents	(40)	145
Net increase in cash and cash equivalents	$14,802	$16,822

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

Net cash provided by operating activities was $22.4 million for the nine months ended September 30, 2016, primarily resulting from non-cash adjustments of $36.7 million and an increase of $8.1 million in operating assets and liabilities offset by funding a net loss of $22.4 million.  The $36.7 million increase in cash resulting from non-cash adjustments primarily consisted of $22.6 million in share-based compensation, $10.7 million in depreciation and amortization, and $2.5 million in foreign currency remeasurement loss recognized on certain receivables denominated in currencies other than the functional currency.  The $8.1 million increase in cash resulting from changes in operating assets and liabilities was primarily driven by the timing of cash payments to vendors, cash receipts and prepayments from customers and carriers, and cash remittance to our distribution partner under the agency agreement.

Net cash provided by operating activities for the nine months ended September 30, 2016 increased by $20.2 million as compared to the respective period of the prior year primarily due to a reduction in our net loss of $2.8 million, an increase in non-cash adjustments of $11.0 million, and an increase in changes in operating assets and liabilities of $6.4 million.  The $6.4 million increase in cash resulting from changes in operating assets and liabilities was primarily driven by the timing of cash payments to vendors, cash receipts and prepayments from customers and carriers, and cash remittance to our distribution partner under the agency agreement.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of capital expenditures, including costs incurred related to internal-use software, that are necessary to support our increasing customer base and headcount levels in all functions of our business.

Net cash used in investing activities was approximately $11.1 million for the nine months ended September 30, 2016 as compared to cash provided of approximately $8.2 million for the nine months ended September 30, 2015.  For the nine months ended September 30, 2016, cash used in investing activities was primarily due to $9.6 million in purchases of property and equipment and $1.5 million of personnel-related costs associated with the development of internal-use software.

Net cash used in investing activities for the nine months ended September 30, 2016 increased by $19.4 million as compared to the respective period of the prior year primarily due to a reduction of $25.9 million in proceeds from the maturity of available-for-sale securities and restricted investments that were received in 2015, partially offset by reductions of $4.7 million in payments made in 2015 for the Glip acquisition and $1.8 million in purchases of property and equipment and personnel-related costs associated with the development of internal-use software.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and borrowings under the SVB Agreement.

Net cash provided by financing activities was approximately $3.6 million for the nine months ended September 30, 2016 as compared to approximately $6.2 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, cash provided by financing activities was primarily due to $8.3 million in proceeds from the issuance of shares in connection with our stock plans, including the issuance of shares under our ESPP, partially offset by the repayment of $3.1 million for debt, including capital lease payments of $0.3 million, and the holdback payment of $1.5 million related to the Glip acquisition as discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net cash provided by financing activities for the nine months ended September 30, 2016 decreased by $2.7 million as compared to the respective period of the prior year primarily due to the holdback payment of $1.5 million related to the Glip acquisition and a reduction of $3.8 million in proceeds from the issuance of shares in connection with our stock plans, which were partially offset by reduced debt repayments of $2.4 million driven by an early repayment of debt in March 2015.

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

Off-balance Sheet Arrangements

During the nine months ended September 30, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, the U.K., Switzerland, the Netherlands, China, Ireland, and Singapore. Our condensed consolidated statements of operations and statements of cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates, particularly in light of the Brexit vote and other recent political developments. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments.  As of September 30, 2016, a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have had an impact of approximately $2.6 million on our condensed consolidated financial statements.  As of December 31, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $4.6 million on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $152.4 million and $137.6 million as of September 30, 2016 and December 31, 2015, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

As of September 30, 2016 and December 31, 2015, we had approximately $15.8 million and $18.6 million, respectively, in current and long-term debt with variable interest rate components.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of September 30, 2016, we did not have any accrued liabilities recorded for such loss contingencies.

On April 21, 2016, Supply Pro Sorbents, LLC (SPS) filed a putative class action against us in the United States District Court for the Northern District of California (Court), alleging common law conversion and violations of the federal Telephone Consumer Protection Act (TCPA) arising from fax cover sheets used by our customers when sending facsimile transmissions over our system (Lawsuit).  SPS sought statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, we filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (FCC), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (Petition).  On July 8, 2016, we filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on our Petition.  On October 7, 2016, the Court granted our motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed our motion to dismiss or stay as moot.  SPS filed its amended complaint on October 27, 2016, alleging the same theories and claims. We intend to vigorously defend ourselves and anticipate filing another motion to dismiss and a collateral motion to dismiss or stay the case pending resolution of the FCC Petition.  Litigation is inherently uncertain, however, and it is too early in this proceeding to predict the outcome of this Lawsuit.  Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

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

We have incurred substantial net losses since our inception, including net losses of $22.4 million for the nine months ended September 30, 2016, $32.1 million for fiscal 2015, $48.3 million for fiscal 2014 and $46.1 million for fiscal 2013, and had an accumulated deficit of $232.6 million as of September 30, 2016. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal and other expenses.

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

The cloud-based business communications industry is competitive, and we expect it to become even more competitive in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Microsoft Corporation and Broadsoft, Inc. and their resellers that generally license their software. In addition, certain of our resellers are also our competitors. For example, AT&T, BT, and TELUS serve as resellers to us but they are also competitors for business communications. All of these companies have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud. For instance, in March 2016, AT&T announced it will host a cloud-based voice and collaboration solution.  We also face competition from other cloud companies such as j2 Global, Inc., 8x8, Inc., Intermedia.net, Inc., Vonage Holdings Corp., Nextiva, Inc., Fuze (formerly Thinking Phone Networks), Jive Communications, Inc., DialPad, Inc., and West Corporation as well as from established communications providers, such as AT&T, Verizon Communications Inc. (Verizon) and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone, and others in the U.K., that resell on-premise hardware, software and hosted solutions, and they may develop and/or host their own solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (the parent company of Google Inc.), Yahoo! Inc. (pending acquisition by Verizon, announced in July 2016), and Amazon.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

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

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of over 3,000 sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationships with AT&T, BT and TELUS, or if these resellers reduce resources committed to reselling the service, our results of operations may suffer.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 100 issued U.S. patents, which expire between 2026 and 2035. We also have 50 patent applications pending examination in the U.S., and 21 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

On June 23, 2016, a referendum was held on the U.K.’s membership in the EU the outcome of which was a vote in favor of leaving the EU (commonly referred to as “Brexit”). The Brexit vote creates an uncertain political and economic environment in the U.K. and potentially across other EU member states, which may last for a number of months or years.

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

Within the EU, strict laws already apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data. The EU model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. With regard to transfers of personal data from our

European customers to the U.S., we have taken contractual and other measures designed to ensure adequate protection for the personal data transferred from the EU to the U.S., including, where appropriate, the implementation of Model Clause agreements. Historically, RingCentral had self-certified to the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EU, to the U.S.  However, as a result of the October 6, 2015 EU Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “ECJ Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EU. A new framework was agreed by the EU and U.S. authorities to replace the invalidated Safe Harbor Framework known as “Privacy Shield”. On July 12, 2016, the Privacy Shield was formally adopted by the European Commission.  In light of the ECJ Ruling, it is possible that some of the other adequate protection measures we have adopted to legitimize the transfer of personal data may also be vulnerable to challenge in the same vein as those that were applicable to the Safe Harbor Framework. We anticipate engaging in additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EU to the U.S., and may find it necessary or desirable to make other changes to our personal data handling in light of the ECJ Ruling. These changes may entail, for example, adopting additional measures to ensure that the other adequate protection measures remain compliant. We may be unsuccessful in establishing compliant means for us to transfer such personal data from the EU or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by European or multinational customers to use our solutions as a result of the ECJ Ruling. We may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EU are legitimized under EU Directive 95/46/EC and applicable member states’ implementations thereof.

Additionally, the EU General Data Protection Regulation (GDPR) has been implemented and is set to enter into full force during 2018.  The GDPR strengthens the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. In light of the Brexit vote, there is uncertainty regarding the future of data protection legislation in the U.K. There is likely to be some overlap between the GDPR coming into force and the United Kingdom leaving the EU.  Once the UK has left the EU, however, it is unclear how data transfers to and from the United Kingdom will be regulated. In order for EU Member States to continue to permit personal data transfers to the United Kingdom following Brexit, the likelihood is that the United Kingdom will (i) continue to abide by applicable provisions of the GDPR regardless of its exit from the EU or (ii) implement national legislation which is substantially equivalent to the GDPR or (iii) implement different laws and seek a declaration from the European Commission that the United Kingdom is an “adequate protection jurisdiction”.  The UK Government has announced its intention to pass legislation which incorporates all existing EU data protection legislation into UK’s domestic legislation, notwithstanding Brexit, meaning that even after the UK has exited the EU, our applicable entities and operations likely will be bound to comply with the provisions of the GDPR.

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

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our acquisition of Glip in 2015.  We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity, and stock price.

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

The application of other indirect taxes (such as sales and use tax, value added tax, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area.  In February 2016, the U.S. federal government enacted legislation permanently extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet. The application of existing, new, or future laws relating to indirect taxes on e-commerce businesses, whether in the U.S. or internationally, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $172.7 million and $117.0 million, respectively, available to offset future taxable income, due to prior period losses, which, if not utilized, will begin to expire in 2023 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

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

We recently entered into a sales agency agreement with Westcon Group, Inc., or Westcon, a global distributor of communications devices, to provide directly most of the phones purchased by our customers. Under this agreement, Westcon has begun to provide phones directly to our customers instead of us purchasing phones from third-party vendors and then reselling the phones to our customers. While we are hopeful that the new agency model, which was completed during the second quarter of 2016, will continue to be successful, there may be difficulties with training our sales force, billing, delivery logistics, configuration for use with our services, and compatibility with our customers’ existing telecommunications infrastructure. Any difficulties with the new agency model may delay or prevent our customers from utilizing our solutions, or may require us to explore alternative supply arrangements or configuration solutions at our own expense, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 68% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 6, 2016, we issued 45,893 shares of our Class A common stock to the former stockholders of Glip upon the satisfaction of certain milestones achieved in connection with our June 2015 acquisition of Glip.  No underwriters were involved in the foregoing sales of securities.  The issuance of such shares was deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering or Regulation S of the Securities Act.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Supplemental Offer Letter by and between the Company and David Sipes, dated as of August 12, 2016	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

RingCentral, Inc.

Date: November 7, 2016	By:	/s/ Clyde Hosein
Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)