Form 10-K
period 2016-12-31
RingCentral Inc
filed 2017-02-28
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2016, based on the closing price of $19.72 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $1.2 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2017, there were 61,436,671 shares of Class A common stock and 13,089,918 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2017. Such Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2016.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our success in the enterprise market and with our carrier partners;
•	our progress against short term and long term goals;
•	our future financial performance;
•	our anticipated growth, growth strategies, and our ability to effectively manage that growth and effect these strategies;
•	anticipated trends, developments, and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;
•	the impact of competition in our industry and innovation by our competitors;
•	our ability to anticipate and adapt to future changes in our industry;
•	our ability to predict software subscriptions revenues, formulate accurate financial projections, and make strategic business decisions based on our analysis of market trends;
•	our ability to anticipate market needs and develop new and enhanced products and subscriptions to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our customer base;
•	maintaining, expanding, and responding to changes in our relationships with other companies;
•	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
•	our ability to sell, market, and support our products and services;
•	our ability to expand our business to medium-sized and larger customers as well as expanding domestically and internationally;
•	our ability to realize increased purchasing leverage and economies of scale as we expand;
•	the impact of seasonality on our business;
•	the impact of any failure of our solutions or solution innovations;
•	our reliance on our third-party product and service providers;
•	the potential effect on our business of litigation to which we may become a party;
•	our liquidity and working capital requirements;
•	the impact of changes in the regulatory environment;
•	our ability to protect our intellectual property and rely on open source licenses;
•	our expectations regarding the growth and reliability of the internet infrastructure;
•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;
•	our ability to successfully and timely integrate, and realize the benefits of any significant acquisition we may make;
•	our capital expenditure projections;
•	the estimates and estimate methodologies used in preparing our consolidated financial statements;
•	the political environment and stability in the regions in which we or our subcontractors operate;
•	the impact of economic downturns on us and our customers;
•	our ability to defend our systems and our customer information from fraud and cyber attack;

•	our ability to prevent the use of fraudulent payment methods for our products; and
•	our ability to retain key employees and to attract qualified personnel.

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

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions for businesses to support modern communications for their increasingly mobile and distributed workforces. We believe that our innovative, cloud-based approach disrupts the large market for business communications solutions by providing flexible and cost-effective solutions that support distributed workforces, mobile employees and the proliferation of smart phones and tablets. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce.

Traditionally, business communications is comprised of a series of inflexible, expensive, and disparate systems: on-premise hardware based private branch exchanges, or PBX systems, which are still prevalent in businesses today. The emergence of the cloud and the SaaS business model, combined with the proliferation of smart phones and tablets as well as the corresponding new paradigms in user experiences, is enabling a revolution in how people communicate. We believe RingCentral is poised to benefit from this industry shift. RingCentral’s software cloud communications platform is designed from the ground-up, specifically for today’s dispersed and mobile workforce. We unify the way employees communicate through mobile and desktop devices, text messaging, audio, video and web conferencing as well as collaborating on projects with document sharing and team messaging from a single, easy-to-use carrier-grade SaaS platform. Further, through our development of application programming interfaces (API’s), we enable integration of our platform with other cloud solutions to provide many off-the-shelf integrations to help today’s workforce be more productive.

We primarily generate revenues from software subscriptions for our cloud-based services. We focus on acquiring and retaining our customers and increasing their spending with us through adding additional users, upselling current customers to premium subscription editions, and providing additional features and functionality. We market and sell our subscriptions directly, through both our website and inside sales teams, as well as indirectly through a network of over 4,000 sales agents and resellers who are active in selling our solutions and with whom we have direct relationships, including AT&T, which we refer to collectively as resellers.  Our network of resellers includes master agents who manage other sales agents and resellers, resulting in an even larger reseller network.  In addition, TELUS Communications Company, or TELUS, is a reseller of our cloud solutions in Canada and British Telecom, or BT, is a reseller of our cloud solutions in the United Kingdom (U.K.).

Our Solutions

Our cloud-based business communications solutions provide a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones, and allow for communication across multiple modes, including HD voice, video, SMS, messaging and collaboration, conferencing, online meetings, and fax. Our proprietary solutions enable a more productive and dynamic workforce, and are architected using industry standards to meet modern business communications requirements, including workforce mobility, “bring-your-own” communications device environments and multiple communications methods.

Our solutions are delivered using a highly available and scalable infrastructure, and are generally designed for easy self-service activation, provisioning and management with minimal technical expertise or training required. Our solutions scale easily and rapidly, allowing our customers to add new users regardless of where they are located. They are generally affordable, requiring little to no upfront infrastructure hardware costs or ongoing maintenance and upgrade costs commonly associated with on-premise systems and can be integrated with other existing communication systems. RingCentral Office, our flagship offering, is a multi-tenant, multi-location, enterprise-grade communications solution. We also offer RingCentral Professional, primarily an inbound call routing subscription with additional text and fax capabilities targeting smaller deployments; RingCentral Fax, an Internet fax subscription that permits sending and receiving faxes over the Internet; RingCentral Contact Center, an integrated and automated communications solution that improves communications between business and its customers; and RingCentral Glip, a team messaging and collaboration tool that allows teams to share tasks, files, and more.

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

•

Seamless and Intuitive Integration with Other Cloud-Based Applications.    Cloud-based applications are proliferating within businesses of all sizes. Integration of these cloud-based business applications with legacy on-premise systems is typically complex and expensive, which limits the ability of businesses to leverage cloud-based applications. Our platform provides seamless and intuitive integration with multiple popular cloud-based business applications such as Office365, Google Cloud, Salesforce CRM, Oracle, Okta, and Zendesk.

Our Products

We currently offer five products: RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and RingCentral Glip.

RingCentral Office.    RingCentral Office, our flagship product, is a multi-location, multi-user, enterprise-grade communications solution that enables employees to communicate via different channels and on multiple devices. This subscription is designed primarily for businesses that require a communications solution, regardless of location, type of device, expertise, size, or budget. Businesses are able to seamlessly connect users working in multiple office locations on smartphones, tablets, PCs and desk phones. We sell RingCentral Office in three editions: Standard, Premium, and Enterprise. Our Standard Edition of RingCentral Office includes call management, mobile applications, voice, business SMS, team messaging and collaboration, business analytics and reporting, audio, video, web conferencing capabilities, and out-of-the-box integrations with other cloud-based business applications such as Box, Dropbox, Google for Work, Office365, and Outlook. Our Premium and Enterprise Editions include the Standard Edition functionality together with additional software integrations with business applications such as Salesforce CRM, Zendesk, and Desk.com, the ability to create, develop and deploy custom applications using our Application Programming Interfaces (APIs), high-definition voice, more advanced call routing for our larger customers with multiple business units, and automatic call recording. All editions also vary in the number of included toll-free minutes and number of concurrent video and web conference meeting attendees. RingCentral Office customers also have available to them RingCentral Global Office.

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

•

Mobile-Centric Approach.    Our solution includes smartphone and tablet mobile applications that customers can use to set up and manage company, department, and user settings from anywhere. Our applications turn iOS and Android smartphones and tablets into business communication devices. Users can change their personal settings instantly and communicate via voice, text, team messaging and collaboration, HD video and web conferencing, and fax. Personal mobile devices are fully integrated into the customer’s cloud-based communication solution, using the company’s numbers, and displaying one of the company’s caller ID for calls made through our mobile applications.

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

•

Flexible Call Routing.    Our solution includes an auto-attendant to easily customize call routing for the entire company, departments, groups, or individual employees. It includes a robust suite of communication management options, including time of day, caller ID, call queuing, and sophisticated routing rules for complex call handling for the company, departments, groups, and individual employees.

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

•

Cloud-based Business Application Integrations.    Our solution seamlessly integrates with other cloud-based business applications such as Salesforce CRM, Google Cloud, Box, Dropbox, Office365, Oracle, Okta, Desk.com, Zendesk, Jira, and Asana. For example, our integration with Salesforce CRM brings up customer records immediately based on inbound caller IDs, resulting in increased productivity and efficiency. Additionally, users can easily fax documents directly from their cloud-based storage accounts.  We also offer RingCentral Connect Platform, which is an open platform supported by APIs and Software Development Kits (SDKs) that allows developers to integrate our solution with leading business applications or to customize within their own business workflows.

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

•

RingCentral CloudConnect.  RingCentral CloudConnect is a service that allows enterprises to leverage their dedicated and private connections to exchange data directly with the RingCentral cloud.  Customers use their preferred network service provider to connect to the RingCentral cloud through a private data exchange enabling lower latency, greater network reliability and availability, and added security.

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

RingCentral Contact Center.    Our RingCentral Contact Center solution provides a cloud based contact center solution that delivers omni-channel capabilities so businesses can allow customers to engage in the manner they prefer. The solution leverages technology from inContact, Inc., and has a comprehensive feature set that integrates with RingCentral Office. This enables businesses to build customer loyalty and increase productivity by resolving customer issues faster and more effectively.

RingCentral Glip.    Our RingCentral Glip team messaging and collaboration solution allows diverse teams to stay connected through multiple modes of communication through an integration with RingCentral Office. In addition to using Glip for team messaging and communications, teams can share tasks, notes, group calendars, and files. Glip is designed for distributed and mobile teams and offers out-of-the-box integrations with a number of leading cloud business applications such as Asana, Dropbox, Evernote, JIRA, Github, Google, and others.

Our Customers

We have a diverse and growing customer base across a wide range of industries, including advertising, financial services, healthcare, legal services, non-profit organizations, real estate, retail, technology, insurance, education, waste management, construction, security services, restaurant, software, solar, automotive dealership, managed care, and publishing. For the years ended December 31, 2016, 2015, and 2014, AT&T, one of our resellers, accounted for 14%, 13%, and 12% of our total revenues and 13%, 12%, and 11% of our software subscription revenues, respectively. Prior to 2014, we focused our principal efforts on the market for small- and medium-sized businesses, defined by IDC as less than 1,000 employees, in the U.S., Canada, and the U.K. In 2014, we began targeting larger customers through our product development and marketing, and sales and support teams, and in 2015, we began selling to enterprise customers. We believe that there are additional growth opportunities in international markets.

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
•

Indirect Sales.    Our indirect sales channel consists of a network of over 4,000 resellers who are active in selling our solutions and with whom we have direct relationships, including our carrier partners AT&T, TELUS, and BT, which help broaden the adoption of our subscriptions without the need for a large direct field sales force. Our network of resellers includes master agents who manage other sales agents and resellers, resulting in an even larger reseller network.

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

Research and Development

We believe that continued investment in research and development is critical to expanding our leadership position within the cloud-based business communications solutions market. We devote the majority of our research and development resources to software development. Our engineering team has significant experience in various disciplines related to our platform, such as voice, text, team messaging and collaboration, video and fax processing, mobile application development, IP networking and infrastructure, user experience, security, and robust multi-tenant cloud-based system architecture.

Our development methodology, in combination with our SaaS delivery model, allows us to provide new and enhanced capabilities on a regular basis. Based on feedback from our customers and prospects and our review of the broader business communications and SaaS markets, we continuously develop new functionality while maintaining and enhancing our existing solution.

Our research and development expenses were $65.5 million, $52.9 million, and $44.6 million in fiscal years 2016, 2015, and 2014, respectively.

Technology and Operations

Our platform is built on a highly scalable and flexible infrastructure comprised of commercially available hardware and software components. We believe that both hardware and software components of our platform can be replaced, upgraded or added with minimal or no interruption in service. The system is designed to have no single point-of-failure.

We host our products and serve our customers in North America from two third-party U.S. based data center facilities in San Jose, California and Vienna, Virginia, and we host our products and serve our customers in the United Kingdom from two third-party data center facilities in Amsterdam, the Netherlands, and Zurich, Switzerland.  As a part of our global expansion strategy, we use third-party data center facilities in the U.K., Singapore and Australia, and we plan to add third-party data center facilities in Canada, Brazil, and Japan by the end of 2017, to facilitate local media processing in these regions.  Our data centers are designed to host mission-critical computer and communications systems with redundant, fault-tolerant subsystems and compartmentalized security zones. We maintain a security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to our customers’ data. We limit access to on-demand servers and networks at our production and remote backup facilities.

We serve North American customers out of two Points of Presence, known as POPs, one in San Jose, California and the other in Vienna, Virginia. RingCentral subscribers are divided into Parts of Data, or PODs, each comprised of two symmetrical, synchronized units. POPs and PODs are redundant with switchover and failover capabilities between POPs. In addition to the symmetric PODs and POPs, we have also deployed POPs in the U.K., Singapore, and Australia, and we plan to deploy POPs in Canada, Brazil, and Japan by the end of 2017, which serve as an extension of our architecture to help facilitate local media processing for global customers while maintaining core services and data in our POPs in North America and Europe.  This architecture enables us to deliver our subscriptions in a scalable and reliable manner. We can manage our customer growth by adding additional PODs and POPs into our delivery infrastructure as required. We leverage third-party network service providers, including Level 3 Communications, Inc. (pending acquisition by CenturyLink, Inc. announced in October 2016), Bandwidth.com, Inc., Novatel Wireless, Inc. and AT&T Inc., for network connectivity. We also obtain connectivity and network services in certain regions from our subsidiary, RCLEC, Inc.

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

Our intellectual property portfolio includes 106 issued U.S. patents, which expire between 2026 and 2035. We also have 54 patent applications pending for examination in the U.S. and 20 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. In general our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our products and software subscriptions.

Competition

The market for business communications solutions is very large, rapidly evolving, complex, fragmented and defined by changing technology, and customer needs. We expect competition to continue to increase in the future. We believe that the principal competitive factors in our market include:

•	subscription features and capabilities;
•	system reliability, availability, and performance;
•	speed and ease of activation, setup, and configuration;
•	ownership and control of the underlying technology;
•	integration with mobile devices;
•	brand awareness and recognition;
•	simplicity of the pricing model; and
•	total cost of ownership.

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

•

software providers such as Microsoft Corporation (Skype for Business) and Broadsoft, Inc. that generally license their software and may now or in the future also host their solutions through the cloud, and their resellers including major carriers and cable companies;

•

established communications providers that resell on-premise hardware, software and hosted solutions, such as AT&T Inc., Verizon Communications Inc., and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone, and others in the U.K., all of whom have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud;

•

other cloud companies such as 8x8, Inc., Intermedia.net, Inc., Vonage Holdings Corp., Nextiva, Inc., Fuze (formerly Thinking Phone Networks), Jive Communications, Inc., DialPad, Inc., j2 Global, Inc., and West Corporation; and

•	established contact center providers such as Five9, Inc., Aspect Software, Inc., Avaya, Inc., Genesys, Interactive Intelligence, Inc., and NewVoiceMedia.

Employees and Contractors

As of December 31, 2016, we had 1,037 full-time employees, including 262 in research and development, 479 in sales and marketing, 67 in operations, 83 in customer support, and 146 in general and administrative. As of such date, we had 830 employees located in the U.S. and 207 internationally, including 158 in China. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good and we have never experienced any work stoppages.

We also contract with third-party contractors whose employees or subcontractors’ employees perform services for us. We refer to our third-party contractors’ employees and subcontractors’ employees as our contractors. As of December 31, 2016, we had 1,546 of these contractors, including 429 in research and development, 421 in sales and marketing, 86 in operations, 478 in customer support, and 132 in general and administrative. As of such date, we had 63 contractors located in the U.S. and 1,483 internationally, including 937 in the Philippines, 544 in Russia and Ukraine, and 2 in other countries.

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

Geographic Information

For a description of our revenue by geographic location, see Note 13 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

The Company announces material information to the public about the Company, its products and services and other matters through a variety of means, including the Company’s website (www.ringcentral.com), the investor relations section of its website (ir.ringcentral.com), press releases, filings with the Securities and Exchange Commission, and public conference calls, in order to achieve broad, non-exclusionary distribution of information to the public. The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

ITEM 1A.	RISK FACTORS

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have a material adverse effect on us, our business, financial condition, and results of operations could be seriously harmed.

Risks Related to Our Business and Our Industry

We have incurred significant losses and negative cash flows in the past and anticipate continuing to incur losses for at least the foreseeable future, and we may therefore not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of $29.3 million for fiscal 2016, $32.1 million for fiscal 2015, and $48.3 million for fiscal 2014, and had an accumulated deficit of $239.5 million as of December 31, 2016. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.

Although our net losses have decreased in recent years, we expect to continue to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenues may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, in particular the SaaS market, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

Although we were incorporated in 1999, we did not formally introduce RingCentral Office, our current flagship product, until 2009. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenues from existing customers as they add users and, in the future, purchase additional functionalities and premium editions;
•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our products and applications through research and development and third-party service providers;
•	successfully expand our business to larger customers and internationally;
•	successfully compete in our markets;
•	continue to innovate and expand our offerings;
•	continue our relationship with AT&T, BT, TELUS, and other resellers;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our subscriptions; and
•	hire, integrate, and retain professional and technical talent.

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

The cloud-based business communications industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Broadsoft, Inc. and their resellers that license their software. In addition, certain of our resellers are also our competitors.  AT&T, BT, and TELUS, for example, each serve as resellers to us but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution.  In recent months, new subscriptions for our solution by AT&T have declined and could continue to decline or cease altogether in the current fiscal year or future periods. In addition, AT&T may transition some or all of its existing customers from our solution.  We also face competition from other cloud companies such as 8x8, Inc., DialPad, Inc., Fuze (formerly Thinking Phone Networks), Intermedia.net, Inc., j2 Global, Inc., Jive Communications, Inc., Microsoft Corporation (Skype for Business), Nextiva, Inc., Vonage Holdings Corp., and West Corporation as well as from established communications providers, such as AT&T, Verizon Communications Inc., and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone, and others in the U.K., that resell on-premise hardware, software and hosted solutions, and they may develop and/or host their own solutions. We may also face competition from other large Internet companies, such as Alphabet Inc., Amazon.com, Inc., and Oracle, any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.  In addition, in 2016 we began selling a contact center solution.  We face competition with respect to this solution from contact center providers such as Aspect Software, Inc., Avaya, Inc., Five9, Inc., Genesys, Interactive Intelligence, Inc., and NewVoiceMedia.

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

We currently use the infrastructure of third-party network service providers and, in particular, the services of Level 3 Communications, Inc. (pending its acquisition by CenturyLink, Inc. announced in October 2016) and Bandwidth.com, Inc., to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol, or IP, networks, and public switched telephone networks, or PSTN, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada and the U.K., and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future. We also obtain certain connectivity and network services from our wholly owned subsidiary, RCLEC, Inc., or RCLEC, in certain geographic markets; however

RCLEC also uses the infrastructure of third-party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, we rely on Free Conference Call Global, LLC for some conference calling features, Zoom Video Communications for our HD video and web conferencing and screen sharing features, Layered Communications for our texting capabilities, and inContact, Inc. (acquired by NICE, Ltd.) for our contact center capabilities. We do not, and may not in the future, have long-term contracts with certain of these third-party providers, including Zoom Video Communications and Layered Communications. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.

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

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. and we also serve our customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland.  We also use third-party co-location facilities in the U.K., Australia, and Singapore, and we plan to add third-party co-location facilities in Canada, Brazil, and Japan by the end of 2017, to serve our customers in these regions. In addition, RCLEC uses seven third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our services. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

As part of our current disaster recovery arrangements, our North American infrastructure and all of our North American customers’ data is currently replicated in near real-time at our two data center facilities in the U.S., and our European production environment and all of our U.K. and other European customers’ data is also currently replicated in near real-time at our two European data center facilities. We do not control the operation of these facilities or of our other data center facilities or RCLEC’s co-location facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to human error or to break-ins, sabotage, acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, human error, or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our subscriptions. Even with the disaster recovery arrangements in place, our subscriptions could be interrupted.

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

On March 12, 2015, the FCC released an order reclassifying both wired and wireless broadband Internet access as a telecommunications service, subject to certain provisions of Title II of the Communications Act, including most significantly prohibiting unjust or unreasonable practices or discrimination but not regulating rates. The new rules, which went into effect on June 12, 2015, specifically prohibit broadband providers from blocking access to legal content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, application, services, or non-harmful devices; and engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. A number of companies and trade associations filed legal appeals seeking to overturn the new rules. On June 14, 2016, the United States Court of Appeals for the District of Columbia Circuit (DC Circuit) issued a 2-1 decision upholding the FCC’s order.  On July 29, 2016, a number of telecommunications companies and trade associations asked the full DC Circuit to rehear the case.  In addition, the new chairman of the FCC has repeatedly stated his opposition to the reclassification of broadband Internet access as a telecommunications service. We cannot predict whether the new rules will be overturned or vacated by legal action of the court or FCC. If so, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers.  We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions.  Furthermore, while AT&T, BT and TELUS serve as resellers to us, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud.  Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution.  In recent months, new subscriptions for our solution by AT&T have declined and could continue to decline or cease altogether in the current fiscal year or future periods. In addition, AT&T may transition some or all of its existing customers from our solution.  If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationships with AT&T, BT or TELUS, or if these resellers reduce resources committed to reselling the service, our results of operations may suffer.

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

Our operations depend on our ability to protect our production services from interruption or damage from unauthorized entry, computer viruses or other events beyond our control. We have from time to time been subject to communications fraud and cyber-attacks by malicious actors, and denial of service, or DoS, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, or data loss. Also, our subscriptions are web-based, the amount of data we store for our users on our servers has been increasing as our business has grown, we now host services, which includes hosting customer data, both in co-located data centers and public cloud services such as AWS, and our RingCentral Glip product allows users to store files and conversations indefinitely on our service.  As a result of maintaining larger volumes of data and user files and/or as a result of our continued move upmarket and acquisition of larger and more recognized customers, RingCentral may become a more attractive target for hackers and other malicious actors. In addition, we use third-party vendors which in some cases have access to our data and our customers’ data. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors’ computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems that are caused by or through our or our vendors, customers, employees, business partners, consultants or other Internet users who attempt to invade our or our vendors’ public and private computers, tablets, mobile devices, software, data networks, or voice networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. We rely on encryption and authentication technology to ensure secure transmission of and access to confidential information, including customer credit card numbers, debit card numbers, direct debit information, customer communications, and files uploaded by our customers. Advances in computer capabilities, new discoveries in the field of cryptography, discovery of software bugs, social engineering activities, or other developments may result in a compromise or breach of the technology we use to protect RingCentral and customer data, or of the data itself.

Additionally, third parties have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants, or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information, or CPNI, or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, our customers or customer information, or our information technology systems. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems, change and evolve frequently and may not be recognized until launched against a target.  We may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information, or CPNI, could result in significant liability to us, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

We also maintain sensitive data related to our employees, strategic partners, and customers including intellectual property, proprietary business information and personally identifiable information on our own systems. We employ layered security measures; however, we may face threats and security incidents across our infrastructure including unauthorized access, security breaches, and other system disruptions.

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

If we were found to be infringing on the intellectual property rights of any third-party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain subscriptions, prohibited from using certain processes, or required to redesign certain subscriptions, each of which could have a material adverse effect on our business and results of operations.

These and other outcomes may:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;
•	cause us to pay license fees for intellectual property we are deemed to have infringed;
•	cause us to incur costs and devote valuable technical resources to redesigning our subscriptions;
•	cause our cost of revenues to increase;
•	cause us to accelerate expenditures to preserve existing revenues;
•	cause existing or new vendors to require prepayments or letters of credit;
•	materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;
•	cause us to change our business methods or subscriptions;
•	require us to cease certain business operations or offering certain subscriptions or features; and
•	lead to our bankruptcy or liquidation.

Our limited ability to protect our intellectual property rights could materially and adversely affect our business.

We rely, in part, on patent, trademark, copyright, and trade secret law to protect our intellectual property in the U.S. and abroad. We seek to protect our technology, software, documentation and other information under trade secret and copyright law, which afford only limited protection. For example, we typically enter into confidentiality agreements with our employees, consultants, third-party contractors, customers, and vendors in an effort to control access to use and distribution of our technology, software, documentation, and other information. These agreements may not effectively prevent unauthorized use or disclosure of confidential information and may not provide an adequate remedy in the event of such unauthorized use or disclosure, and it may be possible for a third-party to legally reverse engineer, copy or otherwise obtain and use our technology without authorization. In addition, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers, or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret.

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 106 issued U.S. patents, which expire between 2026 and 2035. We also have 54 patent applications pending examination in the U.S., and 20 patent applications pending examination in foreign jurisdictions all of which are related to U.S.

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

Article 50 of the Treaty of the EU, or Article 50, allows a member state to decide to withdraw from the EU in accordance with its own constitutional requirements. The formal process for leaving the EU will be triggered only when the U.K. delivers an Article 50 notice to the European Council, although informal negotiations around the terms of any exit may be held before such notice is given. Delivery of the Article 50 notice will start a period of up to two years for the U.K. to exit from the EU, although this period can be extended with the unanimous agreement of the European Council, (requiring unanimity among all other EU Member States). Without any such extension (and assuming that the terms of withdrawal have not already been agreed), the U.K.'s membership in the EU would end automatically on the expiration of that two-year period.

The result of the Brexit vote means that the long-term nature of the U.K.'s relationship with the EU is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the U.K. and the EU, which could adversely affect our results, financial condition and prospects.

It is currently expected that the U.K. government will shortly commence negotiations in connection with any exit from the EU.  The government has notified its intention to serve an Article 50 notice no later than March 30, 2017. There is also considerable uncertainty as to whether, following any Article 50 notice being given, the arrangements for the U.K. to leave the EU will be agreed upon within the two-year period and, if not, whether an extension of that time period would be agreed upon. It is also possible that the EU will pressure the U.K. to exit prior to the end of the two-year period. There is also a risk of the U.K.'s exit from the EU being affected without mutually acceptable terms being agreed and that any terms of such exit could adversely affect our operating results, financial condition and prospects.

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

Brexit has also created uncertainty with regard to the regulation of data protection in the U.K. In the immediate term, the U.K. will remain bound by the European General Data Protection Regulation (GDPR) following its exit from the EU since the U.K. government has announced its intention to enact a ‘Great Repeal Bill’ which enshrines all EU law into domestic U.K. legislation.  While the U.K. Information Commissioner’s Office has announced that there are no plans to dilute U.K. data protection laws, it is less certain how data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated.

Consequently, no assurance can be given as to the overall impact of the Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

Our business could be negatively impacted by changes in the United States political environment.

The recent presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and could result in changes in, legislation, regulation and government policy at the federal level, as well as the state and local levels. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to existing trade agreements, import and export regulations, tariffs and customs duties, income tax regulations and the federal tax code, public company reporting requirements, and antitrust enforcement. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

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

In addition, the TCPA and FCC rules implementing the TCPA, as amended by the Junk Fax Prevention Act of 2005, prohibit sending unsolicited facsimile advertisements, subject to certain exceptions. The FCC may take enforcement action against persons or entities that send “junk faxes,” and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements apply to those who “send” the advertisements, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes and have failed to take steps to prevent such transmissions also face liability under the FCC’s rules. We take significant steps designed to prevent our systems from being used to send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes.  If any of these were to occur, we could be required to incur significant costs and management’s attention could be diverted.  Further, if we were to be held liable for the use of our service to send unsolicited faxes or to settle any action or proceeding, any judgment, settlement or penalties could cause a material adverse effect on our operations.  We have recently been named as defendants to a class action litigation involving alleged violations of the TCPA brought by SPS. For more information about this lawsuit, see Part I, Item 3 of this Annual Report on Form 10-K entitled “Legal Proceedings.”

Our subscriptions are also subject to a number of other FCC regulations. Among others, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•	requirements to provide E-911 to our customers;
•	contributions to the USF which requires that we pay a percentage of our interstate and international revenues to support certain federal programs;
•	payment of annual FCC regulatory fees based on our interstate and international revenues;
•	rules pertaining to access to our subscriptions by people with disabilities and contributions to the Telecommunications Relay Services fund;
•	rules regarding certain customer proprietary information, which require that we not use such information without customer approval, subject to certain exceptions;
•	rules requiring the reporting of certain services outages; and
•	rules requiring the monitoring and reporting of call quality and call completion rates to rural areas of the United States.

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

Additionally, the EU General Data Protection Regulation (GDPR) has been implemented and is set to enter into full force during 2018.  The GDPR strengthens the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. In light of the Brexit vote, there is uncertainty regarding the future of data protection legislation in the U.K.  There is likely to be some overlap between the GDPR coming into force and the United Kingdom leaving the EU.  The U.K. Government has announced its intention to pass legislation which incorporates all existing EU data protection legislation into U.K.’s domestic legislation, notwithstanding Brexit, meaning that even after the U.K. has exited the EU, our applicable entities and operations likely will be bound to comply with the provisions of the GDPR.  One anticipated consequence of the GDPR coming into force is that the Model Clause agreements that have been approved by the European Commission will need to be updated to reflect the GDPR’s requirements.  This means that we may need to revise our existing arrangements to ensure that personal data transfers from the EEA to the US remain compliant as well as incurring additional compliance costs.

As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. Canadian, anti-spam legislation, or CASL, prescribes certain rules regarding the use of electronic messages for commercial purposes and imposes certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to $10 million and a private right of action, and the

CRTC has begun actively enforcing the law and penalization non-compliant organizations. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts, and industry standards may affect our ability to provide all the current features of our products and subscriptions and our customers’ ability to use our products and subscriptions, and could require us to modify the features and functionality of our products and subscriptions. In 2015, Canada’s privacy legislation was amended to implement mandatory data breach notification requirements and fines of up to $100,000 per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. The amendments will not become in force until such time as related regulations are created and approved, which currently is expected sometime in 2017 or early 2018. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit, and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share, and disclose data with others through our products and subscriptions. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm our business.

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

Customers may in the future attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted, or uncompleted emergency service calls or text messages. The New and Emerging Technologies 911 Improvement Act of 2008 provides that Internet voice communications providers and interconnected text messaging providers have the same protections from liability for the operation of 911 services as traditional wire-line and wireless providers. Limitations on liability for the provision of 911 service are normally governed by state law, but these limitations typically are not absolute. It is also unclear whether the limitations on liability would apply to those customer lines for which we do not provide E-911 service. In the U.K., by law we cannot limit our liability for any death or injury arising out of our negligence, including as a result of emergency service calls that are delayed, misrouted or uncompleted due to our negligence. In Canada, the CRTC does not permit any limitation of liability related to the provision of E-911 services that is due to our gross negligence or where negligence on the part of a service provider results in physical injury, death, or damage to the customer's property or premises. In addition, Canadian provincial consumer protection laws may constrain our ability to limit liability to our non-business customers for any liability caused due to the 911 shortfalls inherent in Internet voice communications services.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of $197.6 million and $137.6 million, respectively, available to offset future taxable income, due to prior period losses, which, if not utilized, will begin to expire in 2023 for federal purposes and have started to expire in 2013 for state purposes. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm, KPMG LLP, is required to and has issued an attestation report as of December 31, 2016. While management concluded internal control over financial reporting was effective as of December 31, 2016, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

Our vendor-supplied phones have lead times of up to 10 to 20 weeks for delivery and are built to forecasts that are necessarily imprecise. It is likely that from time to time we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our subscriptions could result in loss of customers or harm to our ability to attract new customers. Any reduction or interruption in the ability of our vendors to supply our customers with vendor-supplied phones could cause us to lose revenue, damage our customer relationships and harm our reputation in the marketplace. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We currently depend on three suppliers and one fulfillment agent to configure and deliver the phones that we sell and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We rely on Cisco Systems, Inc., Polycom, Inc., and Yealink Network Technology Co., Ltd. to provide phones that we offer for sale to our customers that use our subscriptions, and we rely on Westcon Group, Inc. (Westcon) to configure and deliver the phones that we sell to our customers. Accordingly, we could be adversely affected if our suppliers or Westcon fail to maintain competitive phones or configuration services, or fail to continue to make them available on attractive terms, or at all.

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

We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in credit facilities we may secure in the future may restrict us from being able to conduct our operations in a manner required for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.

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

We also lease offices in Denver, Colorado; Charlotte, North Carolina; Boca Raton, Florida; London, England; Xiamen, China; and Kwun Tong, Hong Kong. In addition, we lease space from third-party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna, Virginia; San Jose, California; Amsterdam, the Netherlands; Zurich, Switzerland; Sydney, Australia; and Singapore. We expect to further expand our facilities and datacenter capacity internationally during the year ending December 31, 2017. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2016, we did not have any accrued liabilities recorded for such loss contingencies.

On April 21, 2016, Supply Pro Sorbents, LLC (SPS) filed a putative class action against us in the United States District Court for the Northern District of California (Court), alleging common law conversion and violations of the federal Telephone Consumer Protection Act (TCPA) arising from fax cover sheets used by our customers when sending facsimile transmissions over our system (Lawsuit).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, we filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (FCC), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (Petition).  The Petition remains pending.  On July 8, 2016, we filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on our Petition.  On October 7, 2016, the Court granted our motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed our motion to dismiss or stay as moot.  SPS filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, we filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  The motions to dismiss and to stay the Lawsuit are fully briefed and under submission to the Court.  Discovery has not yet commenced.  We intend to vigorously defend ourselves in the Lawsuit.  Litigation is inherently uncertain, however, and it is too early in this proceeding to predict the outcome of this Lawsuit.  Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

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

The following table sets forth for the indicated periods the high and low closing sales prices of our Class A common stock as reported by the New York Stock Exchange:

	High	Low
Year ended December 31, 2016:
First quarter	$23.36	$14.38
Second quarter	$20.85	$15.94
Third quarter	$24.14	$19.37
Fourth quarter	$24.15	$19.80
Year ended December 31, 2015:
First quarter	$16.32	$13.50
Second quarter	$19.41	$15.35
Third quarter	$20.70	$16.40
Fourth quarter	$25.47	$17.80

Our Class B common stock is not listed or traded on any stock exchange.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant.

Stockholders

As of February 23, 2017, there were 30 stockholders of record of our Class A common stock and Class B common stock. Because most of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Sales of Unregistered Equity Securities and Use of Proceeds

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

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The graph below compares the cumulative total return on our Class A common stock with that of the Russell 2000 Index and the Nasdaq Computer Index. The period shown commences on September 27, 2013, the first day our Class A common stock was listed on the New York Stock Exchange, and ends on December 31, 2016, the end of our last fiscal year. The graph assumes $100 was invested at the close of market on September 27, 2013 in the Class A common stock of RingCentral, Inc., or on September 30, 2013 in the Russell 2000 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*
Among RingCentral Inc., the Russell 2000 Index
and the NASDAQ Computer Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
RingCentral Inc.
Russell 2000
NASDAQ Computer

*$100 invested on 9/27/13 in stock or 9/30/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Russell Investment Group. All rights reserved.

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

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated Statements of Operations
Revenues
Software subscriptions	$355,850	$271,245	$200,098	$145,995	$105,693
Other	23,874	24,983	19,789	14,510	8,833
Total revenues	379,724	296,228	219,887	160,505	114,526
Cost of revenues
Software subscriptions (1)	73,470	66,354	58,673	47,230	36,215
Other	18,741	20,917	18,100	14,289	8,688
Total cost of revenues	92,211	87,271	76,773	61,519	44,903
Gross profit	287,513	208,957	143,114	98,986	69,623
Operating expenses
Research and development (1)	65,514	52,924	44,582	33,399	24,450
Sales and marketing (1)	192,497	139,851	104,827	72,336	54,566
General and administrative (1)	55,454	47,114	38,910	34,284	24,434
Total operating expenses	313,465	239,889	188,319	140,019	103,450
Loss from operations	(25,952)	(30,932)	(45,205)	(41,033)	(33,827)
Other income (expense), net
Interest expense	(746)	(1,123)	(2,007)	(5,384)	(1,503)
Other income (expense), net	(2,375)	(1,307)	(1,031)	274	32
Other income (expense), net	(3,121)	(2,430)	(3,038)	(5,110)	(1,471)
Loss before provision (benefit) for income taxes	(29,073)	(33,362)	(48,243)	(46,143)	(35,298)
Provision (benefit) for income taxes	236	(1,263)	97	(45)	92
Net loss	$(29,309)	$(32,099)	$(48,340)	$(46,098)	$(35,390)
Net loss per common share
Basic and diluted	$(0.40)	$(0.46)	$(0.72)	$(1.39)	$(1.58)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	72,994	70,069	66,818	33,155	22,353

(1)	Share-based compensation expense is included in our results of operations as follows (in thousands):

	Year ended December 31,
	2016	2015	2014	2013	2012
Cost of revenues	$3,165	$2,054	$1,294	$539	$235
Research and development	7,296	5,387	3,343	1,495	837
Sales and marketing	10,902	7,200	5,260	1,313	651
General and administrative	9,477	7,447	5,619	4,193	1,379
Total share-based compensation expense	$30,840	$22,088	$15,516	$7,540	$3,102

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data (in thousands)
Cash and cash equivalents	$160,355	$137,588	$113,182	$116,378	$37,864
Short-term investments	$—	$—	$28,479	$—	$—
Working capital surplus (deficit)	$89,911	$90,472	$83,513	$75,005	$(484)
Total assets	$252,629	$214,813	$188,337	$145,185	$63,354
Deferred revenue	$45,159	$36,657	$25,586	$16,552	$11,291
Debt and capital lease obligations	$15,021	$19,040	$25,621	$34,821	$21,079
Convertible preferred stock	$—	$—	$—	$—	$74,020
Total stockholders' equity	$130,041	$110,132	$96,505	$63,515	$71

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card. However, as the size of RingCentral Office customer accounts grow, we expect to bill more customers through commercial invoices with customary payment terms and, accordingly, our level of accounts receivable may increase. We also expect our level of prepayments by larger customers with annual or multi-year contracts to increase and, accordingly, our level of deferred revenue may increase. For the years ended December 31, 2016, 2015, and 2014, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.

In January 2016, we entered into a sales agency agreement with Westcon, a global distributor of communications devices, to provide the phones purchased by customers. Under this agreement, we were an agent and received a commission for our services, which primarily included referring sales to Westcon. Westcon provided phones directly to our customers instead of us purchasing phones from third-party vendors and reselling the phones to our customers. We recorded commission revenues for this arrangement because we were the agent for these sales.  During the three months ended June 30, 2016, we completed our transition of direct phone sales to Westcon, which excluded our carriers’ phone sales.  We did not transition the carrier partners to the agency model as the billing relationships to these customers were through the carriers.  In addition, we had sales in which we provided free or significantly discounted phones to our customers for promotional reasons. As our agency arrangement did not allow for these significant discounts, we were the seller to these customers and recognized the related revenues and costs from the sale.  This resulted in a mixed hardware engagement model and administrative burden to manage the two models.  In December 2016, we terminated the Westcon sales agency agreement and entered into a reseller (direct sale) agreement with Westcon. Effective January 1, 2017, we switched from the agency model to the direct sale model whereby we will no longer serve as an agent for referring phone sales to Westcon and will no longer receive commissions for our services.  Under the direct sale model, we will purchase phones directly from Westcon for resale to our customers. Under this model, we will recognize revenues and costs for phone sales as we are the primary obligor for order fulfillment, have latitude in determining pricing, and assume general inventory risk. We expect the shift to the direct sale model to result in increases in our other revenues and the corresponding costs of other revenues, resulting in decreased margin.

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct inside sales force. Since then, we have continued investing in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of over 4,000 sales agents and resellers who are active in selling our solutions and with whom we have direct relationships, including distributors such as Ingram Micro Inc., Tech Data Corporation, and Jenne Inc., as well as carrier partners including AT&T Inc., TELUS Communications Company, and BT Group plc, which we refer to collectively as resellers. Our network of resellers includes master agents who manage other sales agents and resellers, resulting in an even larger reseller network.  We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio, and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. In the case of our carrier partners, who resell our product to multiple companies, we consider each reseller to be a single customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of end-users per customer generally correlates to the number of employees within a customer account. As of December 31, 2016, we had customers from a range of industries, including advertising, financial services, healthcare, legal services, non-profit organizations, real estate, retail, technology, insurance, education, waste management, construction, security services, restaurant, software, solar, automotive dealership, managed care, and publishing. In October of 2013, we launched our United Kingdom (U.K.) operations; however, for the years ended December 31, 2016, 2015, and 2014, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $379.7 million, $296.2 million, and $219.9 million in the years ended December 31, 2016, 2015 and 2014, respectively, generating year-over-year increases of 28% and 35%, respectively.  We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $29.3 million, $32.1 million, and $48.3 million in the years ended December 31, 2016, 2015 and 2014, respectively.

Key Business Metrics

In addition to generally accepted accounting principles, or U.S. GAAP, financial measures such as total revenues, gross margin, and cash flows from operations, we regularly review a number of key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. We discuss revenues and gross margin under “Results of Operations” and cash flow from operations under “Liquidity and Capital Resources.” Other key business metrics are discussed below.

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (ARR) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions in effect at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2016 were $34.5 million. As such, our Annualized Exit Monthly Recurring Subscriptions at December 31, 2016 were $414.4 million compared to $317.4 million at December 31, 2015.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (Office ARR) in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at December 31, 2016 were $341.5 million compared to $247.4 million at December 31, 2015.

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

Our key business metrics for the five quarterly periods ended December 31, 2016 were as follows (dollars in millions):

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$414.4	$389.5	$364.0	$340.3	$317.4
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$341.5	$316.8	$291.9	$269.3	$247.4

Components of Results of Operations

Revenues

Our revenues for the years presented, consisted of software subscriptions and other revenues. Our software subscriptions revenue includes all fees billed in connection with subscriptions to our RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and RingCentral Glip. These fees include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, recurring administrative cost recovery fees, one-time fees, and other recurring fees related to our subscriptions. We provide our subscriptions to our customers pursuant to contractual arrangements that range in duration from one month to three years. We provide our subscriptions to our customers pursuant to either “click through” online agreements for service terms up to one year or written agreements when the arrangement is expected to be one year or longer. We offer our subscriptions based on the functionalities and services selected by a customer, and generally our subscription arrangements automatically renew for additional periods at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.

We generally bill our software subscription fees in advance. We recognize software subscription revenue over the term of the agreement.  Amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet.

During the years presented, we sold our hardware products as a convenience for a total solution to our customers when they subscribe to our services. In January 2016, we entered into a sales agency agreement with Westcon to provide the phones purchased by customers. Under this agreement, we were an agent of Westcon and received a commission for our services, which primarily include referring phone sales to Westcon. Westcon provided phones directly to our customers instead of us purchasing phones from third-party vendors and reselling the phones to customers.  Sales of phones that were provided free or significantly discounted to customers were not part of the agency agreement with Westcon. We recognized revenues and costs from these sales as we were the primary obligor and had latitude in determining pricing.  Additionally, phone sales from our carrier partners were excluded from the agency model.  As a result of the new sales agency model, we replaced the product revenues line in our consolidated statements of operations with a line called “Other revenues”, which includes the commission revenues earned as an agent of Westcon, product revenues from sales of phones not sold under the sales agency agreement with Westcon, phone sales to carrier partners, phone rentals, and professional implementation services. Product revenue is billed at the time the order is received and recognized when the product has been delivered to the customer.

In December 2016, we terminated the Westcon sales agency agreement and entered into a reseller (direct sale) agreement with Westcon, which was effective January 2017.  Under the direct sale model, we will purchase phones directly from Westcon for resale to our customers. Under this model, we will recognize revenues and costs for phone sales as we are the primary obligor for order fulfillment, have latitude in determining pricing, and assume general inventory risk. We expect the shift to the direct sale model to result in increases in our other revenues and the corresponding costs of other revenues, resulting in a decline in margin.

We also generate software subscriptions and product revenues through sales of our subscriptions and products by resellers. When we assume a majority of the business risks associated with the performance of the contractual obligations, we record the revenues on a gross basis and amounts retained by our resellers are recorded as sales and marketing expenses. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the service or products, establish pricing of the arrangement, assume credit and inventory risk, and are the primary obligor in the arrangement. When a reseller assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenue at the net amount remitted to us by the reseller. Revenue from resellers has predominately been recorded on a gross basis for all periods presented.

Cost of Revenues and Gross Margin

Our cost of software subscriptions revenue primarily consists of fees paid to third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place our servers in data centers owned by third parties, depreciation of servers and equipment, along with related utilities and maintenance costs, personnel costs associated with customer care and support of the functionality of our platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology.

We define software subscriptions gross margins as software subscriptions revenue minus the cost of software subscriptions revenue expressed as a percentage of software subscriptions revenue. We expect our software subscriptions gross margin to increase modestly over time, although it may fluctuate from period to period depending on the above factors including seasonality.

Cost of other revenue is comprised primarily of the cost associated with the purchase of phones that fell outside of the agency model, cost of professional services, and allocated costs of facilities and information technology related to the procurement, management, and shipment of phones.

Operating Expenses

We classify our operating expenses as research and development, sales and marketing, and general and administrative expenses.

Our research and development efforts are focused on developing new and expanded features for our products, integrations with distributors and other software platforms, and improvements to our backend architecture. Research and development expenses consist primarily of personnel costs for employees and contractors, including share-based compensation expenses, and allocated costs of facilities and information technology, software tools, and product certification. We expense research and development costs as incurred, except for certain internal-use software development costs that we capitalize. We believe that continued investment in our products is important for our future growth, and we expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2016	2015	2014
Revenues
Software subscriptions	$355,850	$271,245	$200,098
Other	23,874	24,983	19,789
Total revenues	379,724	296,228	219,887
Cost of revenues
Software subscriptions	73,470	66,354	58,673
Other	18,741	20,917	18,100
Total cost of revenues	92,211	87,271	76,773
Gross profit	287,513	208,957	143,114
Operating expenses
Research and development	65,514	52,924	44,582
Sales and marketing	192,497	139,851	104,827
General and administrative	55,454	47,114	38,910
Total operating expenses	313,465	239,889	188,319
Loss from operations	(25,952)	(30,932)	(45,205)
Other income (expense), net
Interest expense	(746)	(1,123)	(2,007)
Other income (expense), net	(2,375)	(1,307)	(1,031)
Other income (expense), net	(3,121)	(2,430)	(3,038)
Loss before provision (benefit) for income taxes	(29,073)	(33,362)	(48,243)
Provision (benefit) for income taxes	236	(1,263)	97
Net loss	$(29,309)	$(32,099)	$(48,340)

Percentage of Total Revenues

	Year ended December 31,
	2016	2015	2014
Revenues
Software subscriptions	94%	92%	91%
Other	6	8	9
Total revenues	100	100	100
Cost of revenues
Software subscriptions	19	22	27
Other	5	7	8
Total cost of revenues	24	29	35
Gross profit	76	71	65
Operating expenses
Research and development	17	18	20
Sales and marketing	51	47	48
General and administrative	15	16	18
Total operating expenses	83	81	86
Loss from operations	(7)	(10)	(21)
Other income (expense), net
Interest expense	(0)	(0)	(1)
Other income (expense), net	(1)	(0)	(0)
Other income (expense), net	(1)	(0)	(1)
Loss before provision (benefit) for income taxes	(8)	(10)	(22)
Provision (benefit) for income taxes	(0)	(0)	(0)
Net loss	(8%)	(10%)	(22%)

Comparison of Fiscal Years Ended December 31, 2016, 2015, and 2014:

Revenues

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Revenues
Software subscriptions	$355,850	$271,245	$84,605	31%	$271,245	$200,098	$71,147	36%
Other	23,874	24,983	(1,109)	(4%)	24,983	19,789	5,194	26%
Total revenues	$379,724	$296,228	$83,496	28%	$296,228	$219,887	$76,341	35%
Percentage of revenues
Software subscriptions	94%	92%			92%	91%
Other	6	8			8	9
Total	100%	100%			100%	100%

Software subscriptions revenue.  Software subscriptions revenue increased by $84.6 million and $71.1 million, or 31% and 36%, from fiscal years 2015 to 2016 and from fiscal years 2014 to 2015, respectively. The increases from fiscal years 2015 to 2016 and from 2014 to 2015 were primarily due to the acquisition of new customers and upsells of additional offerings to our existing customer base. In addition, our software subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the year ended December 31, 2016 as compared to the prior year, which generally carry a higher monthly subscription rate versus our other product offerings. While the acquisition of new customers and upsells of additional offerings to our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers purchased a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varies significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures of 38% and 33% from fiscal years 2015 to 2016 and from fiscal years 2014 to 2015, respectively, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our products.

Other revenues.  In the year ended December 31, 2016, we transitioned to a new distribution partner for delivering phones to our customers and entered into a sales agency agreement.  Under the agreement, we were an agent and received a commission for our services, which primarily consisted of referring sales to the distribution partner. Under the agency arrangement, we had sales in which we provided free or significantly discounted phones to our customers for promotional reasons. As our agency arrangement did not allow for these significant discounts, we were the seller to these customers and recognized the related revenues and costs from the sale.

The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones.  In 2016, we replaced the “product revenues” line item in our consolidated statements of operations with a line item for “other” revenues, which includes commissions earned on sales of phones from our distribution partner, phone rentals, professional services, and sales of phones not sold under the sales agency agreement.

Other revenues decreased by $1.1 million or 4% from fiscal years 2015 to 2016 primarily due to the shift to the new agency model during 2016 and the elimination of the majority of our revenues from the sale of phones.  Other revenues increased by $5.2 million or 26% from fiscal years 2014 to 2015 primarily due to increased phone sales driven by the growth of new customers of RingCentral Office that use physical phones.

In December 2016, we terminated the sales agency agreement and entered into a reseller (direct sale) agreement with the distribution partner. Effective January 1, 2017, we switched from the agency agreement to the reseller agreement whereby we will no longer serve as an agent for referring phone sales to the distribution partner and will no longer receive commissions for our services.  Under the reseller agreement, we will recognize revenues and costs for phone sales as we are the primary obligor for order fulfillment, have latitude in determining pricing, and assume general inventory risk. We expect the shift to the reseller model to result in increases in our other revenues and the corresponding costs of other revenues, resulting in decreased margin.

Cost of Revenues and Gross Margin

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues
Software subscriptions	$73,470	$66,354	$7,116	11%	$66,354	$58,673	$7,681	13%
Other	18,741	20,917	(2,176)	(10%)	20,917	18,100	2,817	16%
Total cost of revenues	$92,211	$87,271	$4,940	6%	$87,271	$76,773	$10,498	14%
Percentage of revenues
Software subscriptions	19%	22%			22%	27%
Other	5%	7%			7%	8%
Gross margins
Software subscriptions	79%	76%			76%	71%
Other	22%	16%			16%	9%
Total gross margin %	76%	71%			71%	65%

Cost of software subscriptions revenues.  Cost of software subscriptions revenues increased by $7.1 million, or 11%, from fiscal years 2015 to 2016 primarily due to increases in personnel costs of $3.3 million, service and professional fees of $1.6 million, and third-party costs to support our new products launched in late 2015 of $1.9 million. The increase in personnel costs was driven by an increase of 25% in average headcount and higher share-based compensation expense of $1.0 million.

Cost of software subscriptions revenue increased by $7.7 million, or 13%, from fiscal years 2014 to 2015 primarily due to increases in personnel costs of $6.0 million and depreciation expense of $0.7 million. The increase in personnel costs was driven by an increase of 16% in average headcount and higher share-based compensation expense of $0.8 million.  The higher depreciation charges reflect increased deployment of hardware to enhance our ability to carry our own telecommunications traffic in certain regional markets.

The increases in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.

Cost of other revenues.  Cost of other revenues decreased by $2.2 million, or 10%, from fiscal years 2015 to 2016.  This was primarily due to a decrease in the cost of product sales of $4.2 million, which was driven primarily by the shift to the new agency model and was partially offset by an increase in the cost of professional services of $1.9 million.  The increase in the cost of professional services was due to an increase in implementation services.

Cost of other revenue increased by $2.8 million, or 16%, from fiscal years 2014 to 2015 primarily due to increased phone sales driven by the growth in of new customers of RingCentral Office that use physical phones.

Gross margin.  Our gross margin was 76%, 71% and 65% for fiscal years 2016, 2015 and 2014, respectively and improved sequentially year over year due to improvements in gross margins for both software subscriptions revenues and other revenues. The sequential improvements in software subscription revenues gross margin were primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses, while the sequential improvements in other revenues gross margin were primarily due to the shift in the majority of our phone sales to an agent relationship.

We expect the sequential improvement to continue in software subscription revenues gross margin as we continue to improve and benefit from economies of scale obtained in our infrastructure.  Additionally, we expect a decrease in other revenues gross margin due to transitioning from the agency model to the direct sale model effective January 2017.

Research and Development

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$65,514	$52,924	$12,590	24%	$52,924	$44,582	$8,342	19%
Percentage of total revenues	17%	18%			18%	20%

Research and development expenses increased by $12.6 million, or 24%, from fiscal years 2015 to 2016 primarily due to increases in personnel costs of $12.4 million and professional fees of $1.3 million, which were partially offset by a cost recovery of $0.9 million. The increase in personnel costs was primarily due to an increase in average headcount of 18% and higher share-based compensation expense of $1.9 million.

Research and development expenses increased by $8.3 million, or 19%, from fiscal years 2014 to 2015 primarily due to increases in personnel costs of $4.1 million, an impairment charge of $1.3 million related to certain internal use software, professional fees of $0.6 million, and amortization expense of $0.4 million related to intangibles acquired as part of the Glip acquisition, and. The increase in personnel costs was primarily due to an increase in average headcount of 17% and higher share-based compensation expense of $2.0 million.

The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our cloud-based and mobile applications.  We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.

Sales and Marketing

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing	$192,497	$139,851	$52,646	38%	$139,851	$104,827	$35,024	33%
Percentage of total revenues	51%	47%			47%	48%

Sales and marketing expenses increased by $52.6 million, or 38%, from fiscal years 2015 to 2016 primarily due to increases in personnel costs of $28.3 million, indirect channel commissions of $8.8 million, advertising and marketing costs of $8.6 million, travel costs of $3.3 million, professional fees of $1.1 million, and overhead costs to support our marketing efforts of $2.5 million.  The increase in personnel costs was primarily due to an increase in average headcount of 27% and higher share-based compensation expense of $3.7 million.

Sales and marketing expenses increased by $35.0 million, or 33%, from fiscal years 2014 to 2015 primarily due to increases in personnel costs of $16.0 million, indirect channel commissions of $6.2 million, advertising and marketing costs of $9.0 million, travel costs of $1.7 million, and overhead costs to support our marketing efforts of $2.4 million. The increase in personnel costs was primarily due to an increase in average headcount of 19% and higher share-based compensation expense of $1.9 million.

The increases in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new customers and establish brand recognition to achieve greater penetration into the North American and U.K. markets.  Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, the U.K., and other markets.

General and Administrative

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative	$55,454	$47,114	$8,340	18%	$47,114	$38,910	$8,204	21%
Percentage of total revenues	15%	16%			16%	18%

General and administrative expenses increased by $8.3 million, or 18%, from fiscal years 2015 to 2016 primarily due to increases in personnel costs of $5.7 million and professional fees of $2.2 million. The increase in personnel costs was primarily due to an increase in average headcount of 9% and higher share-based compensation expense of $2.0 million.

General and administrative expenses increased by $8.2 million, or 21%, from fiscal years 2014 to 2015 primarily due to increases in personnel costs of $4.5 million, professional fees of $1.8 million, and acquisition related costs of $0.8 million from the acquisition of Glip. The increase in personnel costs was primarily due to an increase in average headcount of 12% and higher share-based compensation expense of $1.8 million.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.
Other Income (expense), net

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Interest expense	$(746)	$(1,123)	$377	(34%)	$(1,123)	$(2,007)	$884	(44%)
Other income (expense), net	(2,375)	(1,307)	(1,068)	82%	(1,307)	(1,031)	(276)	27%
Other income (expense), net	$(3,121)	$(2,430)	$(691)	28%	$(2,430)	$(3,038)	$608	(20%)

Other expense increased by $0.7 million, or 28%, from fiscal years 2015 to 2016 primarily due to foreign exchange losses driven by the significant decline in the British pound relative to the US dollar.

Other expense decreased by $0.6 million, or 20%, from fiscal years 2014 to 2015 primarily due to lower interest expense as a result of correspondingly lower balances of debt outstanding. Specifically, at December 31, 2015 and 2014, there was $18.6 million and $24.6 million of total debt outstanding, respectively.

Liquidity and Capital Resources

As of December 31, 2016 and 2015, we had $160.4 million and $137.6 million, respectively, of cash and cash equivalents. Since our initial public offering in 2013 and our follow-on offering in early 2014, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. We believe that our operations along with existing liquidity sources and available borrowings under our SVB Agreement will satisfy our cash requirements for at least the next 12 months.

Generally, 77% of our billings, including carrier partner billings, are collected through credit card payments received at the beginning of each subscription period, which is monthly for the majority of our customers.  As we continue to move up market, the number and size of customers with annual or multi-year contracts is increasing and those who opt for annual invoicing is also increasing.  We generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Therefore, a source of our cash provided by operating activities is our deferred revenue, which is included within our consolidated balance sheet as a liability.  Deferred revenue consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue ratably over the term of agreement.  As of December 31, 2016 and 2015, we had deferred revenue of $45.2 million and $36.7 million, respectively.

As of December 31, 2016, the carrying value of our debt totaled $14.8 million, which was subsequently repaid in full in February 2017 as discussed in Note 17 of the Notes to the Consolidated Financial Statements and Supplementary Data included in Part II, Item 8 of this Annual Report on Form 10-K.  The balance consisted of $4.0 million in the 2013 Term Loan and $10.8 million under the revolving line of credit, which collectively were payable under the SVB Agreement. As of December 31, 2016, the available borrowing capacity of the revolving line of credit was $4.2 million. We had pledged substantially all of our assets, excluding intellectual property, as collateral to secure our obligations under the SVB Agreement. The SVB Agreement contained customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Agreement, as amended, also contained customary affirmative covenants, as well as financial covenants that required us to (i) maintain minimum cash balances of $10.0 million with SVB, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the SVB Agreement. We were in compliance with all covenants under the SVB Agreement as of December 31, 2016.

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Year ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$29,708	$5,086	$(11,430)
Net cash provided by (used in) investing activities	(16,398)	6,366	(46,661)
Net cash provided by financing activities	9,330	12,637	54,787
Effect of exchange rate changes	127	317	108
Net increase (decrease) in cash and cash equivalents	$22,767	$24,406	$(3,196)

Net Cash Provided by (Used in) Operating Activities

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

Net cash provided by operating activities was $29.7 million for the year ended December 31, 2016 primarily resulting from non-cash adjustments of $49.3 million and an increase of $9.7 million in operating assets and liabilities offset by funding a net loss of $29.3 million.  The $49.3 million of non-cash adjustments primarily consisted of $30.8 million in share-based compensation, $14.7 million in depreciation and amortization, $2.6 million in foreign currency remeasurement loss recognized on certain receivables denominated in currencies other than the functional currency, and $0.6 million in bad debt expense.  The $9.7 million increase in cash resulting from changes in operating assets and liabilities was primarily driven by the timing of cash payments to vendors and cash receipts and prepayments from customers and carriers.

Net cash provided by operating activities was $5.1 million for the year ended December 31, 2015 primarily resulting from non-cash adjustments of $37.9 million offset by funding a net loss of $32.1 million and a decrease of $0.7 million in operating assets and liabilities.  The $37.9 million of non-cash adjustments primarily consisted of $22.1 million in share-based compensation, $13.5 million in depreciation and amortization, $0.8 million in foreign currency remeasurement loss recognized on certain receivables denominated in currencies other than the functional currency, and a $1.3 million impairment charge for certain internal use software offset by a $1.4 million non-cash benefit item related to the Glip acquisition.  Due to the Glip acquisition, a deferred tax liability was established for the book-tax basis difference related to acquired intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax asset and as a result, we released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $1.4 million for the year ended December 31, 2015.

Net cash provided by operating activities for the year ended December 31, 2016 increased by $24.6 million as compared to the respective period of the prior year primarily due to a reduction in our net loss of $2.8 million, an increase in non-cash adjustments of $11.4 million, and an increase in changes in operating assets and liabilities of $10.4 million.  The $10.4 million increase in cash resulting from changes in operating assets and liabilities was primarily driven by the timing of cash payments to vendors and cash receipts and prepayments from customers and carriers.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of capital expenditures, including costs incurred related to internal-use software, that are necessary to support our increasing customer base and headcount levels in all functions of our business.  As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities was approximately $16.4 million for the year ended December 31, 2016 primarily due to $14.2 million in purchases of property and equipment and $2.2 million of personnel-related costs associated with the development of internal-use software.

Net cash provided by investing activities was $6.4 million for the year ended December 31, 2015 primarily due to $28.1 million in proceeds from the maturity of available-for-sale short-term investments partially offset by $17.1 million in purchases of property and equipment and capitalized internal-use software and the $4.7 million cash consideration portion paid for the acquisition of Glip.

Net cash used in investing activities for the year ended December 31, 2016 increased by $22.8 million as compared to the respective period of the prior year primarily due to a reduction of $28.2 million in proceeds from the maturity of available-for-sale securities and restricted investments that were received in 2015, partially offset by reductions of $4.7 million in payments made in 2015 for the Glip acquisition and $0.7 million in purchases of property and equipment and personnel-related costs associated with the development of internal-use software.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and borrowings under the SVB Agreement.

Net cash provided by financing activities was approximately $9.3 million for the year ended December 31, 2016 primarily due to $15.1 million in proceeds from the issuance of shares in connection with our stock plans, including the issuance of shares under our ESPP, partially offset by the repayment of $4.0 million for debt, including capital lease payments of $0.3 million, and the holdback payment of $1.5 million related to the Glip acquisition as discussed in Note 6 of the Notes to the Consolidated Financial Statements and Supplementary Data included in Part II, Item 8 of this Annual Report on Form 10-K.

Net cash provided by financing activities was $12.6 million for the year ended December 31, 2015 primarily due to $19.5 million in proceeds from issuance of stock in connection with our stock plans, including the issuance of shares under our ESPP, partially offset by $6.7 million in repayment of debt and capital lease obligations.

Net cash provided by financing activities for the year ended December 31, 2016 decreased by $3.3 million as compared to the respective period of the prior year primarily due to the holdback payment of $1.5 million related to the Glip acquisition and a reduction of $4.4 million in proceeds from the issuance of shares in connection with our stock plans, which were partially offset by reduced debt repayments of $2.4 million driven by an early repayment of debt in March 2015.

Backlog

We have generally signed monthly and annual contracts for our subscriptions. The timing of invoicing to our customers is a negotiated term and thus varies among our subscription contracts. For multiple-year contracts, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice, which constitute backlog. Until such time as these amounts are invoiced, we do not recognize them as revenues, unearned revenues or elsewhere in our consolidated financial statements. Accordingly, we believe that fluctuations in backlog are not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.

Deferred Revenue

Deferred revenue primarily consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As we continue to move up market, the number of customers who opt for multi-year contracts are increasing along with their related contract values.  For customers with multi-year contracts, however, we generally invoice only one annual subscription period in advance.  Therefore, our deferred revenue balance does not capture the full contract value of such multi-year contracts.  Accordingly, we believe that deferred revenue is not a reliable indicator of future revenues and we do not utilize deferred revenue as a key management metric internally.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$7,281	$13,109	$5,582	$—	$25,972
Capital lease obligations, including interest	185	—	—	—	185
Short and long-term debt obligations, including interest	14,875	314	—	—	15,189
Purchase obligations	37,424	4,206	—	—	41,630
Total	$59,765	$17,629	$5,582	$—	$82,976

As of December 31, 2016, the carrying value of our debt totaled $14.8 million, which was subsequently repaid in full in February 2017 as discussed in Note 17 of the Notes to the Consolidated Financial Statements and Supplementary Data included in Part II, Item 8 of this Annual Report on Form 10-K.

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of December 31, 2016. Although open purchase orders are considered enforceable and legally binding, except for our purchase orders with our inventory suppliers, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our purchase orders with our inventory suppliers are non-cancellable. In addition, we have other obligations for goods and services that we enter into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions. The aggregate of these items represents our estimate of purchase obligations.

Silicon Valley Bank Credit Facility

As of December 31, 2016, our debt was comprised of borrowings under the Third Amended and Restated Loan and Security Agreement dated March 30, 2015 (SVB Agreement), as amended, with Silicon Valley Bank (SVB).  Under the SVB Agreement, we had one outstanding growth capital term loan (2013 Term Loan) and a revolving line of credit. In February 2017, we repaid the 2013 Term Loan and revolving line of credit in full and terminated the SVB Agreement.

The 2013 Term Loan was borrowed on December 31, 2013 with a principal amount of $15.0 million, which was repayable in 48 equal monthly installments of principal, plus accrued and unpaid interest. Interest was due monthly and accrued at a floating rate based on our option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. We elected the prime rate option.  In May 2016, the terms of the SVB Agreement were amended to reduce the margin on the annual rate of the 2013 Term Loan to either (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a margin of 3.25% or 3.50%, resulting in an interest rate of 4.00% based on the prime rate option and cash balance maintained with SVB. As of December 31, 2016, the outstanding principal balance of the 2013 Term Loan was $4.0 million, of which $0.3 million was payable subsequent to December 31, 2017 and was classified as a non-current liability in the accompanying consolidated balance sheet.

The revolving line of credit provided for a maximum borrowing of up to $15.0 million in principal amount, subject to limits based on recurring software subscription revenue amounts as defined in the SVB Agreement. The recurring software subscription revenue requirement was not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest was paid monthly and accrued at a floating rate based on our option of an annual rate of either the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. We elected the prime rate option.  In August 2015, the terms of the SVB Agreement were amended to extend the maturity of the revolving line of credit from August 13, 2015 to August 14, 2017.  In May 2016, the terms of the SVB Agreement were amended to reduce the margin on the annual rate of the revolving line of credit to either the (i) prime rate plus a margin of 0% or 0.25% or (ii) adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a margin of 3.0% to 3.25%, resulting in an interest rate of 3.75% based on the prime rate option and cash balance maintained with SVB. As of December 31, 2016, the outstanding principal balance and the available borrowing capacity of the line of credit were $10.8 million and $4.2 million, respectively. The outstanding principal balance was classified as a current liability in the consolidated balance sheet as the principal balance was due in August 2017.

We pledged all of our assets, excluding intellectual property, as collateral to secure our obligations under the SVB agreement. The SVB agreement contained customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement also contained customary affirmative covenants, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $10.0 million or three times our quarterly cash burn rate, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On March 30, 2016, we adjusted certain financial covenant thresholds to expand our ability to invest in certain foreign subsidiaries and property and equipment. We were in compliance with all covenants under our credit agreement with SVB as of December 31, 2016.

Indemnification Obligations

Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2016.

Contingencies

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2016, we did not have any accrued liabilities recorded for such loss contingencies.

On April 21, 2016, Supply Pro Sorbents, LLC (SPS) filed a putative class action against us in the United States District Court for the Northern District of California (Court), alleging common law conversion and violations of the federal Telephone Consumer Protection Act (TCPA) arising from fax cover sheets used by our customers when sending facsimile transmissions over our system (Lawsuit).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, we filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (FCC), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (Petition).  The Petition remains pending.  On July 8, 2016, we filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on our Petition.  On October 7, 2016, the Court granted our motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed our motion to dismiss or stay as moot.  SPS filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, we filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  The motions to dismiss and to stay the Lawsuit are fully briefed and under submission to the Court.  Discovery has not yet commenced.  We intend to vigorously defend ourselves in the Lawsuit.  Litigation is inherently uncertain, however, and it is too early in this proceeding to predict the outcome of this Lawsuit.  Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

Sales Tax Liability

We regularly increase our sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although we are diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of December 31, 2016 and 2015, we recorded a long-term sales tax liability of $3.1 million, and $3.7 million, respectively, based on our best estimate of the probable liability for the loss contingency incurred as of those dates. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as we obtain new information, which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

Employee Agreements

We have signed various employment agreements with executives and key employees pursuant to which if we terminate their employment without cause or if the employee does so for good reason following a change of control of our company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and restricted stock units (RSUs) and continued COBRA coverage. As of December 31, 2016, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.

Off-Balance Sheet Arrangements

Through December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We derive our revenues from two sources:

•

Software subscriptions revenue, which is generated from the sale of subscriptions to our software applications and related services, which have contractual terms typically ranging from one month to three years, and include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, recurring administrative cost recovery fees, one-time fees, and other recurring fees related to our subscriptions; and

•

Other revenue, which is generated from commission revenues earned as an agent of Westcon, product revenues from sales of phones not sold under the sales agency agreement with Westcon, phone sales to carrier partners, phone rentals, and professional implementation services.  Effective January 1, 2017, we switched from the agency model to the direct sale model whereby we will no longer serve as an agent for referring phone sales to Westcon and we will no longer receive commissions for our services.  Under the direct sale model, we will purchase phones directly from Westcon for resale to our customers. Under this model, we will recognize revenues and costs for phone sales as we are the primary obligor for order fulfillment, have latitude in determining pricing, and assume general inventory risk. We expect the shift to the direct sale model to result in increases in our other revenues and the corresponding costs of other revenues, resulting in decreased margin.

We recognize revenues when the following criteria are met:

•	there is persuasive evidence of an arrangement;
•	the subscription service is being provided to the customer or the product has been delivered;
•	the amount of fees to be paid by the customer is fixed or determinable; and
•	collection of the fees is reasonably assured.

Revenue under subscription plans are recognized as follows:

•	fixed plan subscription and administrative cost recovery fees are recognized on a straight-line basis over their contractual subscription term;
•	fees for additional minutes of usage in excess of plan limits are recognized over the estimated usage period in a manner that approximates actual usage; and
•	one-time upfront fees are initially deferred and recognized on a straight-line basis over the estimated average customer life.

Commission revenue is recognized when services have been rendered. Product revenue is billed at the time the order is received and recognized when the phone has been delivered to the customer. Professional service revenue is recognized upon completion of performance.

We frequently enter into arrangements with multiple deliverables that generally include services to be provided under the subscription plan and the sale of products used in connection with our software subscriptions. We allocate the consideration to each deliverable in a multiple-element arrangement based upon its relative selling prices. We determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimated selling price, or BESP, for that deliverable. Consideration allocated to each deliverable, limited to the amount not contingent on future performance, are then recognized as revenue when the basic revenue recognition criteria are met for the respective deliverable.

We determine VSOE of fair value based on historical standalone sales to customers. In determining VSOE, we require that a substantial majority of the selling prices for a product or software fall within a reasonably narrow pricing range of the median selling price. VSOE exists for all of our software subscription plans. We use BESP as the selling price for our product offerings as we are not able to determine VSOE of fair value or TPE from observable pricing data of standalone sales. We estimate BESP for a product by considering company-specific factors such as pricing strategies, direct product and other costs, bundling and discounting practices and contractually stated prices.

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

We recognize revenue, net of any applicable sales taxes.

Capitalized Internal-Use Software Development Costs

We use significant judgment in determining whether certain internal-use software development costs are capitalized or expensed and over what period the amounts capitalized should be amortized to expense. We capitalize internal-use software development costs related to our SaaS applications that are incurred during the application development stage provided that it is probable the project will be successfully completed and such costs will be recovered from future revenues. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life starting when the underlying project is ready for its intended use, generally three to four years. We evaluate the useful lives of these assets on an annual basis and test for impairment when events or changes in circumstances occur that could impact the recoverability of these assets.  We capitalized $2.5 million and $2.1 million, net of impairment, of internal-use software development costs during the fiscal years ended December 31, 2016 and 2015, respectively.  The carrying value of internal-use software development costs, net of amortization, was $4.4 million and $2.6 million at December 31, 2016 and 2015, respectively.

Share-Based Compensation

We measure and recognize compensation expense for all stock options, restricted stock unit awards (RSUs) and purchase rights under our employee stock purchase plan (ESPP) granted to our employees and directors, based on the estimated fair value of the award on the grant date. We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock option awards and purchase rights under our employee stock purchase plan. For RSUs, fair value is based on the adjusted closing price of our Class A common stock on the New York Stock Exchange at the grant date. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award on a straight-line basis. We believe that the fair value of stock options and RSUs granted to non-employees is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options and RSUs granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

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

These assumptions are estimated as follows:

•	Fair Value of Common Stock. We use the daily adjusted closing stock price of our Class A common stock as reported by the New York Stock Exchange.
•

Risk-Free Interest Rate. The risk-free interest rate was based on the yield available on U.S. Treasury zero-coupon issues with a term that approximates the expected term of the option or the purchase rights under our ESPP.

•

Expected Term. The expected term represents the period that option awards are expected to be outstanding. Prior to the fourth quarter of 2014, we did not have sufficient historical information to develop reasonable expectations about future exercise behavior.  Therefore, the expected term for options issued to employees was calculated as the mean of the option vesting period and the contractual term (the Simplified Method) as these options were determined to be “plain-vanilla” as defined under current guidance. Beginning with the fourth quarter of 2014, we began incorporating our historical data, assigning a 25% weighting to our historical data and a 75% weighting to the Simplified Method estimate.  As time progressed and we generated additional historical data, the weighting of our historical data has increased while the weighting of the Simplified Method data has decreased.  Accordingly, in the fourth quarters of 2015 and 2016, our historical data was weighted as 50% and 75%, respectively, while the Simplified Method data was weighted as 50% and 25%, respectively. The expected term for options issued to non-employees is the remaining contractual term.

•

Volatility. The expected stock price volatility of common stock was derived from the historical volatilities of a peer group of similar publicly traded companies over a period that approximates the expected term of the option. Beginning in the fourth quarter of 2014, we began incorporating our historical volatility assigning a 25% weighting to our historical data and a 75% weighting to the historical volatilities of the peer group of similarly publicly traded companies.  As time progressed and we generated additional historical data, the weighting of our historical data has increased while the weighting of the peer group data has decreased.  Accordingly, in the fourth quarters of 2015 and 2016, our historical volatility was weighted as 50% and 75%, respectively, while the peer group data was weighted as 50% and 25%, respectively.

•	Dividend Yield. The expected dividend yield was 0% as we have not declared a cash dividend, nor paid, and do not expect to pay, cash dividends.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year ended December 31,
	2016	2015	2014
Expected term for employees (in years)	4.7	4.8	4.6
Expected term for non-employees (in years)	5.9	7.1	7.0
Expected volatility	47%	48%	48%
Risk-free interest rate	1.12%	1.22%	1.41%
Expected dividend yield	0%	0%	0%
Grant date fair value of employee options	$6.72	$6.78	$6.16

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, the U.K., Switzerland, the Netherlands, China, Ireland, and Singapore. In 2016, we formed wholly owned subsidiaries in Australia, Italy, Japan, Spain, and Brazil. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments.  In 2016, we entered into long-term intercompany loan agreements with our U.K. subsidiary, resulting in the foreign currency transaction gains and losses generated on remeasurement of our intercompany balances with the U.K. subsidiary being reported in other comprehensive income rather than through net loss.  During fiscal 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $4.5 million on our consolidated financial statements. During fiscal 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $4.6 million on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $160.4 million and $137.6 million as of December 31, 2016 and December 31, 2015, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

As of December 31, 2016 and 2015, we had approximately $14.8 million and $18.6 million in current and long-term debt, respectively, with variable interest rate components. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RINGCENTRAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

RingCentral, Inc.:

We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited RingCentral, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RingCentral, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RingCentral, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, RingCentral Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Santa Clara, California

February 27, 2017

RINGCENTRAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share)

	December 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$160,355	$137,588
Accounts receivable, net	30,243	19,163
Inventory	63	2,317
Prepaid expenses and other current assets	15,250	11,978
Total current assets	205,911	171,046
Property and equipment, net	31,994	28,160
Goodwill	9,393	9,393
Acquired intangibles, net	2,244	3,266
Other assets	3,087	2,948
Total assets	$252,629	$214,813
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,810	$5,196
Accrued liabilities	48,322	34,702
Current portion of capital lease obligation	181	269
Current portion of long-term debt	14,528	3,750
Deferred revenue	45,159	36,657
Total current liabilities	116,000	80,574
Long-term debt	312	14,840
Sales tax liability	3,077	3,670
Capital lease obligation	—	181
Other long-term liabilities	3,199	5,416
Total liabilities	122,588	104,681

Commitments and contingencies (Note 8)

Stockholders' equity:
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2016 and 2015; 61,292 and 58,480 shares issued and outstanding at December 31, 2016 and 2015	6	6
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2016 and 2015; 13,091 and 13,483 shares issued and outstanding at December 31, 2016 and 2015	1	1
Additional paid-in capital	366,800	319,792
Accumulated other comprehensive income	2,737	527
Accumulated deficit	(239,503)	(210,194)
Total stockholders' equity	$130,041	$110,132
Total liabilities and stockholders' equity	$252,629	$214,813

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenues
Software subscriptions	$355,850	$271,245	$200,098
Other	23,874	24,983	19,789
Total revenues	379,724	296,228	219,887
Cost of revenues
Software subscriptions	73,470	66,354	58,673
Other	18,741	20,917	18,100
Total cost of revenues	92,211	87,271	76,773
Gross profit	287,513	208,957	143,114
Operating expenses
Research and development	65,514	52,924	44,582
Sales and marketing	192,497	139,851	104,827
General and administrative	55,454	47,114	38,910
Total operating expenses	313,465	239,889	188,319
Loss from operations	(25,952)	(30,932)	(45,205)
Other income (expense), net
Interest expense	(746)	(1,123)	(2,007)
Other income (expense), net	(2,375)	(1,307)	(1,031)
Other income (expense), net	(3,121)	(2,430)	(3,038)
Loss before provision (benefit) for income taxes	(29,073)	(33,362)	(48,243)
Provision (benefit) for income taxes	236	(1,263)	97
Net loss	$(29,309)	$(32,099)	$(48,340)
Net loss per common share
Basic and diluted	$(0.40)	$(0.46)	$(0.72)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	72,994	70,069	66,818

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2016	2015	2014
Net loss	$(29,309)	$(32,099)	$(48,340)
Other comprehensive income/(loss)
Foreign currency translation adjustments, net	2,210	561	276
Unrealized gain (loss) on available-for-sale securities	—	217	(217)
Comprehensive loss	$(27,099)	$(31,321)	$(48,281)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2013	62,244	$6	$193,574	$(310)	$(129,755)	$63,515
Issuance of common stock in connection with Secondary Offering (net of issuance costs of $1,050)	2,792	—	56,117	—	—	56,117
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	3,523	1	9,637	—	—	9,638
Share-based compensation	—	—	15,516	—	—	15,516
Changes in comprehensive loss	—	—	—	59	—	59
Net loss	—	—	—	—	(48,340)	(48,340)
Balance as of December 31, 2014	68,559	$7	$274,844	$(251)	$(178,095)	$96,505
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	3,181	—	19,413	—	—	19,413
Issuance of shares of business acquisition	223	—	3,447	—	—	3,447
Share-based compensation	—	—	22,088	—	—	22,088
Changes in comprehensive loss	—	—	—	778	—	778
Net loss	—	—	—	—	(32,099)	(32,099)
Balance as of December 31, 2015	71,963	$7	$319,792	$527	$(210,194)	$110,132
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	2,374	—	14,849	—	—	14,849
Issuance of common stock for achievement of Glip related matters	46	—	1,080	—	—	1,080
Share-based compensation	—	—	31,079	—	—	31,079
Changes in comprehensive loss	—	—	—	2,210	—	2,210
Net loss	—	—	—	—	(29,309)	(29,309)
Balance as of December 31, 2016	74,383	$7	$366,800	$2,737	$(239,503)	$130,041

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(29,309)	$(32,099)	$(48,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	14,663	13,467	10,378
Share-based compensation	30,840	22,088	15,516
Foreign currency remeasurement loss	2,615	843	648
Tax benefit from release of valuation allowance	—	(1,411)	—
Impairment of fixed assets	—	1,317	—
Non-cash interest and other expense related to debt	—	156	259
Net accretion of discount and amortization of premium on available-for-sale securities	—	616	—
Provision for bad debt	648	411	40
Deferred income tax	(36)	(8)	(35)
Others	583	416	100
Changes in assets and liabilities
Accounts receivable	(11,728)	(11,923)	(4,646)
Inventory	2,254	(606)	401
Prepaid expenses and other current assets	(3,272)	(3,636)	(3,553)
Other assets	76	(422)	(1,660)
Accounts payable	1,516	1,591	(510)
Accrued liabilities	15,165	2,354	9,054
Deferred revenue	8,502	11,071	9,034
Other liabilities	(2,809)	861	1,884
Net cash provided by (used in) operating activities	29,708	5,086	(11,430)
Cash flows from investing activities
Purchases of property and equipment	(14,236)	(14,631)	(17,267)
Capitalized internal-use software	(2,162)	(2,513)	(698)
Cash paid for business combination, net of cash acquired	—	(4,670)	—
Restricted investments	—	100	—
Proceeds from the maturity of available-for-sale securities	—	28,080	—
Purchases of available-for-sale securities	—	—	(28,696)
Net cash provided by (used in) investing activities	(16,398)	6,366	(46,661)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	15,104	19,524	9,487
Payment of holdback from Glip acquisition	(1,500)	—	—
Repayment of debt	(3,750)	(6,142)	(9,909)
Repayment of capital lease obligations	(269)	(594)	(698)
Taxes paid related to net share settlement of equity awards	(255)	(151)	(41)
Net proceeds from public offerings of common stock	—	—	57,167
Payment of offering costs	—	—	(1,219)
Net cash provided by financing activities	9,330	12,637	54,787
Effect of exchange rate changes on cash and cash equivalents	127	317	108
Net increase (decrease) in cash and cash equivalents	22,767	24,406	(3,196)
Cash and cash equivalents
Beginning of period	137,588	113,182	116,378
End of period	$160,355	$137,588	$113,182
Supplemental disclosure of cash flow data
Cash paid for interest	$711	$1,893	$1,267
Cash paid for income taxes	$229	$100	$96
Non-cash investing and financing activities
Issuance of common stock for business combination	$—	$3,447	$—
Change in liability for unvested exercised options	$3	$38	$47
Equipment and capitalized internal-use software purchased and unpaid at period end	$2,152	$719	$1,013
Issuance of common stock for achievement of Glip related matters	$1,080	$—	$—
Change in unrealized gain (loss) on available-for-sale securities	$—	$217	$(217)
Equipment acquired under capital lease	$—	$—	$1,149

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

RingCentral, Inc. (the Company) is a provider of software-as-a-service (SaaS) solutions for business communications and collaboration. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2014.

Public Offerings

On October 2, 2013, the Company completed an initial public offering (IPO) and sold 8,625,000 shares of Class A common stock to the public, including the underwriters’ overallotment option of 1,125,000 shares of Class A common stock and 80,000 shares of Class A common stock sold by selling stockholders, at a price of $13.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190815) (the Initial Registration Statement). The Company received aggregate proceeds of $103.3 million from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3.9 million.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, inventory reserves, goodwill, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results could differ from these estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity and reported in the statements of comprehensive loss. Foreign currency transaction gains and losses are included in net loss for the period.  All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts

For the years ended December 31, 2016 and 2015, a significant portion of revenues were realized from credit card transactions while the remaining revenues generated accounts receivable. The Company determines provisions based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Balance at beginning of year	Provision, net of recoveries	Write-offs	Balance at end of year
Year ended December 31, 2016
Allowance for doubtful accounts	$377	$648	$591	$434
Year ended December 31, 2015
Allowance for doubtful accounts	$125	$411	$159	$377
Year ended December 31, 2014
Allowance for doubtful accounts	$139	$40	$54	$125

Inventory

The Company’s inventory consists primarily of phones held at third parties. Inventory is stated at the lower of cost computed on a first-in, first-out basis, or market value. Inventory write-downs are recorded when the cost of inventory exceeds its net realizable value and establishes a new cost basis for the inventory. On a quarterly and annual basis, the Company analyzes inventory on a part by part basis in comparison to forecasted demand to identify potential excess and obsolescence issues, and adjusts carrying amounts to estimated net realizable value accordingly.

Internal-Use Software Development Costs

The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives.

For the years ended December 31, 2016 and 2015, the Company capitalized $2.5 million and $2.1 million, net of impairment, of internal-use software development costs, respectively. The carrying value of internal-use software development costs was $4.4 million and $2.6 million at December 31, 2016 and 2015, respectively.

Property and Equipment, net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer hardware and software	3 to 5 years
Internal-use software development costs	3 to 4 years
Furniture and fixtures	1 to 5 years
Leasehold improvements	Shorter of the estimated lease term or useful life

The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. Recoverability of these assets or asset groups is measured by comparing the carrying amounts of such assets or asset groups to the future undiscounted cash flows that such assets or asset groups are expected to generate. If this evaluation indicates that the carrying amount of the assets or asset groups is not recoverable, the carrying amount of such assets or asset groups is reduced to its estimated fair value.

Maintenance and repairs are charged to expense as incurred.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to larger direct customers. The Company performs ongoing credit evaluations of its resellers and does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. At December 31, 2016 and 2015, AT&T, one of our resellers, accounted for 30% and 39% of the Company’s total accounts receivable, respectively. For the years ended December 31, 2016, 2015, and 2014, AT&T accounted for 14%, 13%, and 12% of the Company’s total revenues and 13%, 12%, and 11% of the Company’s software subscription revenues, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company contracted a significant portion of its software development efforts from third-party vendors located in Russia and Ukraine. A cessation of services provided by these vendors could result in a disruption to the Company’s research and development efforts.

Revenue Recognition

The Company’s revenues consist primarily of software subscriptions and other revenues. The Company’s software subscriptions revenue includes all fees billed in connection with subscriptions to the Company’s RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and RingCentral Glip products. These software subscription fees include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, recurring administrative cost recovery fees, one-time fees, and other recurring fees related to our subscriptions. The Company provides its subscriptions pursuant to contractual arrangements that range in duration from one month to three years. The Company’s subscription fees are generally billed in advance directly to customer credit cards or via invoices issued to larger customers. The Company’s other revenues consist of commission revenues earned as an agent of Westcon, product revenues from sales of phones not sold under the sales agency agreement with Westcon, phone sales to carrier partners, phone rentals, and professional implementation services.

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

Commission revenue is recognized when services have been rendered. Product revenue is billed at the time the order is received and recognized when the phone has been delivered to the customer. Professional service revenue is recognized upon completion of performance.

The Company enters into arrangements with multiple-elements that generally include services to be provided under the subscription plan and the sale of products used in connection with the Company’s subscriptions. The Company allocates the consideration to each deliverable in a multiple-deliverable arrangement based upon its relative selling prices. The Company determines the selling price using vendor-specific objective evidence (VSOE) for its subscription plans and best estimated selling price (BESP) for its product offerings. Consideration allocated to each deliverable, limited to the amount not contingent on future performance, is then recognized to revenue when the basic revenue recognition criteria are met for the respective deliverable.

The Company determines VSOE based on historical standalone sales to customers. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonably narrow pricing range. VSOE exists for all of the

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Company’s subscription plans. The Company uses BESP as the selling price for its product offerings as the Company is not able to determine VSOE of fair value from standalone sales or third-party evidence of selling price (TPE). The Company estimates BESP for a product by considering company-specific factors such as pricing objectives, direct product and other costs, bundling and discounting practices, and contractually stated prices.

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

The Company’s deliverables sold through its reseller agreements consist of the Company’s software subscriptions and products. Subscriptions sold through resellers are recognized on a straight-line basis over the period the subscriptions are provided to the end customer. Phones sold through resellers are shipped directly to the end customer and are recognized when title transfers to the end customer. Revenue from resellers has predominantly been recorded on a gross basis for all periods presented.

The Company records reductions to revenue for estimated sales returns and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on historical experience, current trends, and expectations regarding future experience.

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

During the year ended December 31, 2014, the Company received one-time up-front payments for implementation services to be performed in connection with its carrier agreements with BT and TELUS. These amounts are being amortized on a straight-line basis over their respective initial contractual terms beginning in 2015. The BT and TELUS arrangements have initial contractual terms of three to five years, which approximates the estimated average customer life of each respective agreement. Accordingly, the portion of these one-time up-front payments that is expected to be earned after December 31, 2017, or $0.4 million, is included as a component of other long-term liabilities in the consolidated balance sheets.

Cost of Revenues

Cost of software subscriptions revenue primarily consists of costs of network capacity purchased from third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place the Company’s servers in data centers owned by third-parties, depreciation of the servers and equipment, along with related utilities and maintenance costs, personnel costs associated with customer care and support of the functionality of the Company’s platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology. Cost of software subscriptions revenue is expensed as incurred.

Cost of other revenue is comprised primarily of the cost associated with purchased phones that fell outside of the agency model, shipping costs, costs of professional services, and allocated costs of facilities and information technology related to the procurement, management and shipment of phones. Cost of other revenue is expensed in the period product is delivered to the customer.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Share-Based Compensation

Share-based compensation expense resulting from options, restricted stock units (RSUs), and employee stock purchase plan (ESPP) rights granted is measured as the grant date fair value of the award and is recognized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period. The Company estimates the fair value of stock options and ESPP rights using the Black-Scholes-Merton option-pricing model. The Company estimates the fair value of RSUs as the closing market value of its Class A Common Stock on the grant date.  Compensation expense for stock options and RSUs granted to non-employees is revalued, or marked to market, as of each reporting date until the stock options and RSUs are vested.  Compensation expense is recognized net of estimated forfeiture activity, which is based on historical forfeiture rates.

Research and Development

Research and development expenses consist primarily of third-party contractor costs, personnel costs, technology license expenses, and depreciation associated with research and development equipment. Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $41.6 million, $34.3 million, and $27.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Commissions

Commissions consist of variable compensation earned by sales personnel and third-party resellers. Sales commissions associated with the acquisition of a new customer contract are recognized as sales and marketing expense at the time the customer has entered into a binding agreement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2016, except for deferred tax assets associated with its subsidiaries in the Netherlands and China, the Company recorded a full valuation allowance against all other net deferred tax assets due to its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.

Segment Information

The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.

Indemnification

Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if its subscriptions infringe upon a third-party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2016 or 2015.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

The Company is currently evaluating the potential changes from adopting the new standard on its financial statements and disclosures. The Company is in the process of implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under the new standard. Based on this evaluation, the Company will adopt the requirements of the new standard in the first quarter of 2018 and anticipates using the modified retrospective transition method.  Additionally, as the Company continues to assess the new standard along with industry trends and internal progress, the Company may adjust its implementation plan accordingly.

Under the new standard, the Company expects to capitalize certain sales commission costs and in some cases recognize revenue earlier for subscription plans with free periods and products sold at discounts. The impact of adopting the new standard on the Company’s total revenues is not expected to be material. However, the Company anticipates the most significant impacts of adopting the new standard primarily relates to the deferral of sales commissions, which previously were expensed as incurred and to the incremental disclosure requirements. Under the new standard, certain commissions will be capitalized and amortized over the expected period of benefit.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. Both capital and operating leases will need to be recognized on the balance sheet.  The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The standard must be adopted using a modified retrospective approach for all leases that existed or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is currently evaluating the timing of adoption and the impact that the standard will have on its consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 using a

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

retrospective adoption method, with early adoption permitted.  The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

During the three months ended June 30, 2016, the Company completed its transition of direct phone sales to Westcon, which excluded carriers’ phone sales.  The Company did not transition the carrier partners to the agency model as the billing relationships to these customers are through the carriers.

The Company’s sales of phones that are provided free or significantly discounted to customers are not part of the sales agency agreement with Westcon. The Company recognizes revenues and costs from these sales as the Company is the primary obligor and has latitude in determining pricing.

In December 2016, the Company terminated the sales agency agreement and entered into a reseller (direct sale) agreement with Westcon. Effective January 1, 2017, the Company will switch from the agency agreement to the reseller agreement whereby the Company will no longer serve as an agent for referring phone sales to Westcon and will no longer receive commissions for its services.  Under the reseller agreement, the Company will purchase phones directly from Westcon for resale to customers. Revenues and costs for sales under the reseller agreement will be recognized as the Company is the primary obligor for order fulfillment, has latitude in determining pricing, and will assume general inventory risk.

Note 3. Change in Presentation

As a result of the new sales agency model, the Company replaced the product revenues line in its consolidated statements of operations with a line called other revenues, which includes the commission revenues earned as an agent of Westcon, product revenues from sales of phones not sold under the sales agency agreement with Westcon, phone sales to carrier partners, phone rentals, and professional implementation services. Correspondingly, the Company replaced the costs of product revenues line in its consolidated statements of operations with a line called costs of other revenues, which includes the costs for the above items.

For the years ended December 31, 2016, 2015 and 2014, the majority of other revenues consisted of product revenues from sales of phones that fell outside the sales agency agreement with Westcon.  Accordingly, to provide a comparison of product revenues and product cost of revenues prior to and subsequent to the change in presentation, product revenues were $13.3 million, $23.3 million, and $19.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Product cost of revenues were $15.8 million, $20.3 million, and $17.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Cash	$40,908	$18,522
Money market funds	119,447	119,066
Total cash and cash equivalents	$160,355	$137,588

Accounts receivable, net consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Accounts receivable	$26,731	$15,509
Unbilled accounts receivable	3,946	4,031
Allowance for doubtful accounts	(434)	(377)
Accounts receivable, net	$30,243	$19,163

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Computer hardware and software	$61,546	$49,774
Internal-use software development costs	9,931	7,432
Furniture and fixtures	4,508	3,610
Leasehold improvements	2,596	2,412
Property and equipment, gross	78,581	63,228
Less: accumulated depreciation and amortization	(46,587)	(35,068)
Property and equipment, net	$31,994	$28,160

Total depreciation and amortization expense related to property and equipment was $13.6 million, $12.9 million, and $10.4 million for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Accrued compensation and benefits	$14,041	$10,128
Accrued sales, use, and telecom related taxes	7,220	5,243
Accrued marketing	5,082	3,930
Other accrued expenses	21,979	15,401
Total accrued liabilities	$48,322	$34,702

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,447	$119,447	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

	Balance at
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,066	$119,066	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

The Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

At December 31, 2016 and 2015, the Company estimated the fair value of its debt using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The estimated fair value of the Company’s current and non-current debt obligations was $14.9 million at December 31, 2016, compared to its carrying amount of $14.8 million at that date. The estimated fair value of the Company’s current and non-current debt obligations was $19.0 million at December 31, 2015, compared to its carrying amount of $18.6 million at that date. If the debt was measured at fair value in the consolidated balance sheets, the Company’s current and non-current debt would be classified in Level 2 of the fair value hierarchy.

Note 6. Business Combinations

In June 2015, the Company acquired Glip, Inc. (Glip), a cloud messaging and collaboration company based in Boca Raton, Florida. Glip is a provider of team messaging services, integrated with project management, group calendars, notes, annotations, and file sharing. The objective of the acquisition was to extend the Company’s platform by adding team messaging and collaboration services such as calendar, project management, and document sharing. The consideration for the acquisition, net of cash acquired, which also included the fair value of contingent consideration payable upon achievement of certain earn out milestones and the fair value of common stock issuable to the sellers, was $11.9 million. Of the consideration, $1.5 million of cash was held back by the Company upon closing as security for certain indemnification obligations of such stockholders.  In June 2016, the Company paid the $1.5 million in full.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The consideration exchanged consisted of the following (in thousands):

Cash, net of cash acquired	$4,670
Common stock issued (223,190 shares)	3,447
Holdback based on standard representations and warranties	1,500
Total initial consideration	9,617
Milestone based earn out	2,289
Total consideration	$11,906

The $3.4 million fair value of the 223,190 unregistered common shares issued as part of the consideration paid for Glip ($3.8 million before a $0.4 million discount due to a 6-month restriction of resale as a result of SEC Rule 144 for issuance of unregistered shares) was determined on the basis of the five day weighted average closing market price of the Company’s common shares preceding the acquisition date.

The initial fair value of the milestone based earn out liability was determined to be $2.3 million using various estimates, including probabilities of success and discount rates.  During the year ended December 31, 2016, the Company issued 45,893 shares of the Company’s Class A common stock to settle certain milestones achieved.  Based on the completion of milestones for the year ended December 31, 2016 and the estimated probability of completing the remaining milestones, the estimated fair value of the milestone based earn out liability is $1.9 million at December 31, 2016 and is classified as a current liability in the consolidated balance sheets as settlement will occur in 2017.  At December 31, 2015, the estimated fair value of the milestone based earn out liability is $2.4 million and is classified as a current and non-current liability in the consolidated balance sheets.

Additionally, under the terms of the acquisition, the Company may also pay up to $2.0 million in payments at the end of a two-year period to certain Glip employees, who continue to be employees of the Company, which are accounted for as a post-combination expense. At December 31, 2016, the contingent payment liability is $1.4 million and is classified as a current liability in the consolidated balance sheets as settlement will occur in 2017.  At December 31, 2015, the contingent payment liability is $0.6 million and is classified as a non-current liability in the consolidated balance sheets.

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

The amount recorded for developed technology represents the estimated fair value of Glip’s cloud messaging and collaboration technology. The amount recorded for customer relationships represents the fair value of the underlying relationships with Glip customers.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The carrying values of intangible assets at December 31, 2016 and 2015 are as follows (in thousands):

			December 31, 2016		December 31, 2015
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 years	$840	$660	$180	$240	$600
Developed technology	5 years	3,010	946	2,064	344	2,666
Total acquired intangible assets		$3,850	$1,606	$2,244	$584	$3,266

Amortization expense from acquired intangible assets for the years ended December 31, 2016 and 2015 was $1.1 million and $0.6 million, respectively. Amortization of developed technology is included in research and development expenses and amortization of customer relationships is included in sales and marketing expenses in the consolidated statements of operations.  As of December 31, 2016, the weighted-average amortization periods for customer relationships and developed technology are approximately 0.4 years and 3.4 years, respectively.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2017	$782
2018	602
2019	602
2020	258
2021	—
Total estimated amortization expense	$2,244

Note 7. Debt

As of December 31, 2016, the Company’s debt was comprised of borrowings under the Third Amended and Restated Loan and Security Agreement dated March 30, 2015 (SVB Agreement), as amended, with Silicon Valley Bank (SVB).  Under the SVB Agreement, the Company has one outstanding growth capital term loan (2013 Term Loan) and a revolving line of credit.

The 2013 Term Loan was borrowed on December 31, 2013 with a principal amount of $15.0 million, which is being repaid in 48 equal monthly installments of principal, plus accrued and unpaid interest. Interest is due monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option.  In May 2016, the terms of the SVB Agreement were amended to reduce the margin on the annual rate of the 2013 Term Loan to either (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a margin of 3.25% or 3.50%, resulting in a current interest rate of 4.00% based on the prime rate option and cash balance maintained with SVB. As of December 31, 2016, the outstanding principal balance of the 2013 Term Loan was $4.0 million, of which $0.3 million is payable subsequent to December 31, 2017 and is classified as a non-current liability in the accompanying consolidated balance sheet.

The revolving line of credit provides for a maximum borrowing of up to $15.0 million in principal amount, subject to limits based on recurring software subscription revenue amounts as defined in the SVB Agreement. The recurring software subscription revenue requirement is not expected to limit the amount of borrowings available under the line of credit. Under the line of credit, interest is paid monthly and accrues at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin being determined based on cash balances maintained with SVB. The Company elected the prime rate option.  In August 2015, the terms of the SVB Agreement were amended to extend the maturity of the revolving line of credit from August 13, 2015 to August 14, 2017.  In May 2016, the terms of the SVB Agreement were amended to reduce the margin on the annual rate of the revolving line of credit to either the (i) prime rate plus a margin of 0% or 0.25% or (ii) adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a margin of 3.0% to 3.25%, resulting in a current interest rate of 3.75% based on the prime rate option and cash balance maintained with SVB. As of December 31, 2016, the outstanding principal balance and the available borrowing capacity of the line of credit were $10.8 million and $4.2 million, respectively. The outstanding principal balance is classified as a current liability in the consolidated balance sheet as the principal balance is due in August 2017.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company has pledged all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB agreement. The SVB agreement contains customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB agreement also contains customary affirmative covenants, including requirements to, among other things, (i) maintain minimum cash balances representing the greater of $10.0 million or three times the Company’s quarterly cash burn rate, as defined in the agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the agreement. On March 30, 2016, the Company adjusted certain financial covenant thresholds to expand its ability to invest in certain foreign subsidiaries and property and equipment. The Company was in compliance with all covenants under its credit agreement with SVB as of December 31, 2016.

As of December 31, 2016, future debt principal payments are scheduled as follows (in thousands):

2017	$14,528
2018	312
Total future repayments of debt	$14,840

Note 8. Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third-party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. As of December 31, 2016, non-cancelable leases expire on various dates between 2017 and 2021 and require the following future minimum lease payments by year (in thousands):

	Capital Leases	Operating Leases
Year ending December 31,
2017	$185	$7,281
2018	—	7,164
2019	—	5,945
2020	—	3,451
2021	—	2,131
Total future minimum lease payments	$185	$25,972
Less: amount representing interest	(4)
Total capital lease obligation	$181

Property and equipment recorded under capital leases consisted of the following (in thousands):

	December 31,
	2016	2015
Property and equipment acquired under capital lease	$3,149	$3,149
Less: accumulated amortization	(2,600)	(2,212)
Property and equipment acquired under capital lease, net	$549	$937

Operating leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes rent expense on a straight-line basis for all operating lease arrangements with the difference between required lease payments and rent expense recorded as deferred rent. Total rent expense was $4.5 million, $4.0 million, and $2.2 million for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Sales Tax Liability

The Company regularly increases its sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of December 31, 2016 and 2015, the Company recorded a long-term sales tax liability of $3.1 million and $3.7 million, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

The Company recorded a current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $6.0 million and $4.4 million as of December 31, 2016 and 2015, respectively, which is included in accrued liabilities in the consolidated balance sheet.

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

TCPA Matter

On April 21, 2016, Supply Pro Sorbents, LLC (SPS) filed a putative class action against the Company in the United States District Court for the Northern District of California (Court), alleging common law conversion and violations of the federal Telephone Consumer Protection Act (TCPA) arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over the Company’s system (Lawsuit).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, the Company filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (FCC), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (Petition).  The Petition remains pending.  On July 8, 2016, the Company filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on the Company’s Petition.  On October 7, 2016, the Court granted the Company’s motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed the Company’s motion to dismiss or stay as moot.  SPS filed its amended complaint on October 27, 2016, alleging the same theories and claims.  On November 21, 2016, the Company filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  The motions to dismiss and to stay the Lawsuit are fully briefed and under submission to the Court.  Discovery has not yet commenced.  The Company intends to vigorously defend itself in the Lawsuit.  Litigation is inherently uncertain, however, and it is too early in this proceeding to predict the outcome of this Lawsuit.  Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

As of December 31, 2015, there were no significant ongoing legal matters and the Company did not have any accrued liabilities recorded for such loss contingencies.

Employee Agreements

The Company has signed various employment agreements with executives and key employees pursuant to which if the Company terminates their employment without cause or if the employee terminates his or her employment for good reason following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and RSUs and continued COBRA coverage. As of December 31, 2016, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 9. Stockholders’ Equity

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

Preferred Stock

The board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B common stock. As of December 31, 2016 and 2015, there were 100,000,000 shares of preferred stock authorized and no shares issued or outstanding.

Class A and Class B Common Stock

The Company has authorized 1,000,000,000 and 250,000,000 shares of Class A common stock and Class B common stock for issuance. Holders of Class A common stock and Class B common stock have identical rights for matters submitted to a vote of the Company’s stockholders. Holders of Class A common stock are entitled to one vote per share of Class A common stock and holders of Class B common stock are entitled to 10 votes per share of Class B common stock. Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters (including the election of directors) except for specific circumstances that would adversely affect the powers, preferences, or rights of a particular class of common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of Class A and Class B common stock share equally, identically and ratably, on a per share basis, with respect to any dividend or distribution of cash, property or shares of the Company’s capital stock. Holders of Class A and Class B common stock also share equally, identically, and ratably in all assets remaining after the payment of any liabilities and liquidation preferences and any accrued or declared but unpaid dividends, if any, with respect to any outstanding preferred stock at the time. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically to Class A common stock upon: (i) the date specified by an affirmative vote or written consent of holders of at least 67% of the outstanding shares of Class B common stock, or (ii) the seven year anniversary of the closing date of the IPO (October 2, 2020).

Shares of Class A common stock reserved for future issuance were as follows (in thousands):

December 31, 2016
Preferred stock	100,000
Class B common stock	13,091
2013 Employee stock purchase plan	2,292
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	10,938
Available for future grants	8,703
135,024

As of December 31, 2016 and 2015, there were 0 and 2,330 shares of common stock outstanding related to the early exercise of non-vested options subject to repurchase at the original exercise price by the Company upon termination of service by an employee.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 10. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Year Ended December, 31
	2016	2015	2014
Cost of revenues	$3,165	$2,054	$1,294
Research and development	7,296	5,387	3,343
Sales and marketing	10,902	7,200	5,260
General and administrative	9,477	7,447	5,619
Total share-based compensation expense	$30,840	$22,088	$15,516

A summary of share-based compensation expense by award type is as follows (in thousands):

	Year Ended December, 31
	2016	2015	2014
Options	$9,626	$11,170	$10,323
Employee stock purchase plan rights	1,737	1,365	1,628
Restricted stock units	19,477	9,553	3,565
Total share-based compensation expense	$30,840	$22,088	$15,516

Equity Incentive Plans

In September 2013, the Board adopted and the Company’s stockholders approved the 2013 Equity Incentive Plan (2013 Plan), which became effective on September 26, 2013.  In connection with the adoption of the 2013 Plan, the Company terminated the 2010 Equity Incentive Plan (2010 Plan), under which stock options had been granted prior to September 26, 2013. The 2010 Plan was established in September 2010, when the 2003 Equity Incentive Plan (2003 Plan) was terminated. After the termination of the 2003 and 2010 Plans, no additional options were granted under these plans; however, options previously granted under these plans will continue to be governed by these plans, and will be exercisable into shares of Class B common stock. In addition, options authorized to be granted under the 2003 and 2010 Plans, including forfeitures of previously granted awards are authorized for grant under the 2013 Plan.

A total of 6,200,000 shares of Class A common stock have been reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A common stock; (ii) 5% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2016, a total of 3,598,122 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. As of December 31, 2016, a total of 8,702,558 shares remain available for grant under the 2013 Plan.

The plans permit the grant of stock options and other share-based awards, such as restricted stock units, to employees, officers, directors, and consultants by the board of directors. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s Class A common stock at the date of grant. Option awards generally vest according to a graded vesting schedule based on four years of continuous service. On January 29, 2014, the board of directors approved an amendment to decrease the contractual term of all equity awards issued from the 2013 Plan from 10 years to 7 years for all awards granted after January 29, 2014. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the option agreement) and early exercise of options prior to vesting (subject to the Company’s repurchase right).

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

A summary of option activity under all of the plans at December 31, 2016 and changes during the periods then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2013	11,156	$5.87	7.7	$139,484
Granted	1,302	15.12
Exercised	(2,673)	1.97
Canceled/Forfeited	(627)	7.19
Outstanding at December 31, 2014	9,158	$8.23	7.2	$61,367
Granted	1,881	16.35
Exercised	(2,323)	6.82
Canceled/Forfeited	(668)	11.42
Outstanding at December 31, 2015	8,048	$10.27	6.2	$107,091
Granted	547	16.53
Exercised	(962)	10.01
Canceled/Forfeited	(249)	15.50
Outstanding at December 31, 2016	7,384	$10.59	5.3	$74,065
Vested and expected to vest as of December 31, 2016	7,083	$10.36	5.3	$72,684
Exercisable as of December 31, 2016	5,359	$8.68	5.1	$63,893

The total intrinsic values of options exercised during the years ended December31, 2016, 2015, and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total intrinsic value of options exercised	$10,718	$28,336	$41,454

Valuation Assumptions

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option-pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield.

Fair Value of Common Stock

The Company uses the daily adjusted closing stock price of its Class A common stock as reported by the New York Stock Exchange.

Expected Term

The expected term represents the period that option awards are expected to be outstanding. Prior to the fourth quarter of 2014, the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior.  Therefore, the expected term for options issued to employees was calculated as the mean of the option vesting period and the contractual term (the Simplified Method) as these options were determined to be “plain-vanilla” as defined under current guidance. Beginning with the fourth quarter of 2014, the Company began incorporating its own historical data, assigning a 25% weighting to the Company’s historical data and a 75% weighting to the Simplified Method estimate.  As time progressed and the Company generated additional historical data, the weighting of the Company’s historical data has increased while the weighting of the Simplified Method data has decreased.  Accordingly, in the fourth quarters of 2015 and 2016, the Company’s historical data was weighted as 50% and 75%, respectively, while the Simplified Method data was weighted as 50% and  25%, respectively. The expected term for options issued to non-employees is the remaining contractual term.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Expected Volatility

The expected stock price volatility of common stock was derived from the historical volatilities of a peer group of similar publicly traded companies over a period that approximates the expected term of the option. Beginning in the fourth quarter of 2014, the Company incorporated its own historical volatility assigning a 25% weighting to the Company’s historical data and a 75% weighting to the historical volatilities of the peer group of similarly publicly traded companies.  As time progressed and the Company generated additional historical data, the weighting of the Company’s historical data has increased while the weighting of the peer group data has decreased.  Accordingly, in the fourth quarters of 2015 and 2016, the Company’s historical volatility was weighted as 50% and 75%, respectively, while the peer group data was weighted as 50% and 25%, respectively.

Risk-Free Interest Rate

The risk-free interest rate was based on the yield available on U.S. Treasury zero-coupon issues with a term that approximates the expected term of the option.

Expected Dividend Yield

The expected dividend yield was 0% as the Company has not declared, nor paid, and does not expect to pay cash dividends.

The weighted-average assumptions used in the option-pricing model and the resulting grant date fair value of stock options granted in the periods presented were as follows:

	Year ended December 31,
	2016	2015	2014
Expected term for employees (in years)	4.7	4.8	4.6
Expected term for non-employees (in years)	5.9	7.1	7.0
Expected volatility	47%	48%	48%
Risk-free interest rate	1.12%	1.22%	1.41%
Expected dividend yield	0%	0%	0%
Grant date fair value of employee options	$6.72	$6.78	$6.16

As of December 31, 2016 and 2015, there was approximately $11.0 million and $19.6 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.0 years and 2.5 years, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of the Company’s Class A common stock at a discounted price, through payroll deductions of up to the lesser of 15% of their eligible compensation or the IRS allowable limit per calendar year. A participant may purchase a maximum of 3,000 shares during an offering period. The offering periods are for a period of six months and generally start on the first trading day on or after May 11th and November 11th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 90% of the fair value of the Company’s common stock at the beginning of the six month offering period and (ii) 90% of the fair value of the Company’s Class A common stock at the end of the six month offering period.

The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2016, a total of 719,624 shares of Class A common stock were added to the ESPP Plan in connection with the annual increase provision. At December 31, 2016, a total of 2,291,580 shares were available for issuance under the ESPP.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The weighted-average assumptions used to value ESPP rights under the Black-Scholes-Merton option-pricing model and the resulting offering grant date fair value of ESPP rights granted in the periods presented were as follows:

	Year ended December 31,
	2016	2015	2014
Expected term (in years)	0.5	0.5	0.5
Expected volatility	41%	42%	50%
Risk-free interest rate	0.50%	0.25%	0.07%
Expected dividend yield	0%	0%	0%
Offering grant date fair value of ESPP rights	$5.29	$5.05	$3.93

As of December 31, 2016 and 2015, there was approximately $0.7 million and $1.1 million of unrecognized share-based compensation expense related to outstanding ESPP rights, which will be recognized on a straight-line basis over the remaining weighted average vesting periods of approximately 0.4 years and 0.4 years, respectively.

Restricted Stock Units

The 2013 Plan provides for the issuance of RSUs to employees and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at December 31, 2016 and changes during the periods then ended is presented in the following table:

	Number of	Weighted-	Aggregate
	RSUs	Average	Intrinsic
	Outstanding	Grant Date Fair	Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2013	68	$17.22	$1,251
Granted	1,915	15.08
Released	(110)	16.82
Canceled/Forfeited	(134)	17.43
Outstanding at December 31, 2014	1,739	$14.87	$25,617
Granted	1,365	18.09
Released	(571)	15.45
Canceled/Forfeited	(245)	15.10
Outstanding at December 31, 2015	2,288	$16.63	$53,972
Granted	2,798	18.65
Released	(1,096)	16.77
Canceled/Forfeited	(436)	17.92
Outstanding at December 31, 2016	3,554	$18.01	$73,261

As of December 31, 2016 and 2015, there was a total of $46.9 million and $35.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.8 years and 3.0 years, respectively.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 11. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Current
Federal	$—	$—	$—
State	63	71	18
Foreign	209	85	114
Total current	272	156	132
Deferred
Federal	$—	$(1,312)	$—
State	—	(99)	—
Foreign	(36)	(8)	(35)
Total deferred	(36)	(1,419)	(35)
Total income tax provision (benefit)	$236	$(1,263)	$97

Net loss before provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
United States	$(27,908)	$(28,870)	$(50,065)
International	(1,165)	(4,492)	1,822
Total net loss before benefit for income taxes	$(29,073)	$(33,362)	$(48,243)

The provision (benefit) for income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Federal tax benefit at statutory rate	$(9,885)	$(11,343)	$(16,403)
State tax, net of federal provision (benefit)	28	(34)	12
Research and development credits	(745)	(667)	(654)
Share-based compensation	960	1,086	1,836
Other permanent differences	600	325	211
Foreign tax rate differential	(225)	(80)	(33)
Net operating losses not recognized	9,503	10,762	15,128
Release of valuation allowance associated with acquisitions	—	(1,312)	—
Total income tax provision (benefit)	$236	$(1,263)	$97

The benefit for income taxes for 2015 relates primarily to the release of a valuation allowance of $1.4 million associated with nondeductible intangible assets recorded as part of the Glip acquisition, partially offset by state minimum income tax and income tax on our earnings in foreign jurisdictions. In connection with the acquisition of Glip, a deferred tax liability was established for the book-to-tax basis differences related to the non-goodwill intangible assets. The net deferred tax liability from this acquisition created an additional source of income to realize deferred tax assets. As the Company continues to maintain a full valuation allowance against its deferred tax assets, this additional source of income resulted in the release of the Company’s previously recorded valuation allowance against deferred assets. Consistent with the applicable guidance, the release of the valuation allowance resulting from the acquisition was recorded in the consolidated financial statements outside of acquisition accounting (i.e., recorded as a tax benefit to the consolidated statements of operations).

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

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Deferred tax assets
Net operating loss and credit carry-forwards	$59,863	$54,858	$45,552
Research and development credits	6,094	4,712	3,497
Sales tax liability	1,131	1,337	1,442
Share-based compensation	7,281	6,694	5,560
Accrued liabilities	6,525	6,090	4,676
Gross deferred tax assets	80,894	73,691	60,727
Valuation allowance	(79,319)	(71,514)	(60,405)
Total deferred tax assets	1,575	2,177	322
Deferred tax liabilities - Acquired intangibles	(803)	(1,164)	—
Deferred tax liabilities - Property and equipment	(606)	(883)	(197)
Net deferred tax assets	$166	$130	$125

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2016, 2015, and 2014, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $18.0 million if and when such deferred tax assets are ultimately realized.

At December 31, 2016, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $197.6 million and $137.6 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carry-forward will begin to expire in 2023 while the state net operating loss carry-forwards began to expire in 2013. The Company also has research credit carry-forwards for federal and California tax purposes of approximately $4.7 million and $5.2 million, respectively, available to reduce future income subject to income taxes. The federal research credit carry-forwards will begin to expire in 2028 and the California research credits carry forward indefinitely. As of December 31, 2015, we had federal and state net operating loss carry-forwards of $170.2 million and $117.0 million, respectively, and federal and state research and development tax credit carry-forwards in the amount of $3.6 million and $4.0 million, respectively. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (IRC Section 382). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. In the event the Company had subsequent changes in ownership, net operating losses and research and development credit carry-overs, which are reserved by the full deferred tax asset valuation allowance, could be limited and may expire unutilized.

The Company believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2016, the Company has provided a valuation allowance against the Company’s U.S. and U.K. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2016, 2015 and 2014 was an increase of $7.8 million, $11.1 million and $16.4 million, respectively.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2016 (in thousands):

Balance as of December 31, 2013	$933
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	465
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	1,217
Balance as of December 31, 2014	$2,615
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	499
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(1,217)
Balance as of December 31, 2015	$1,897
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	538
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior years	25
Balance as of December 31, 2016	$2,460

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

Note 12. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, and stock related to the non-vested early exercised stock options, to the extent dilutive. For the periods presented, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator
Net loss	$(29,309)	$(32,099)	$(48,340)
Denominator
Weighted-average common shares for basic and diluted net loss per share	72,994	70,069	66,818
Basic and diluted net loss per share	$(0.40)	$(0.46)	$(0.72)

The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Year Ended December 31,
	2016	2015	2014
Shares of common stock subject to repurchase	—	2	15
Shares of common stock issuable under equity incentive plans outstanding	11,726	11,475	10,897
Potential common shares excluded from diluted net loss per share	11,726	11,477	10,912

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 13. Geographic Concentrations

Revenues by geographic location are based on the billing address of the customer. More than 90% of the Company’s revenues are from the U.S. for fiscal years ended December 31, 2016, 2015 and 2014. No other individual country exceeded 10% of total revenues for fiscal years ended December 31, 2016, 2015 and 2014. Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At December 31, 2016 and 2015, more than 87% and 86% of the Company’s long-lived assets were located in the U.S., respectively, with no single country outside of the U.S. representing more than 10% of the Company’s consolidated long-lived assets.

Note 14. 401(k) Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The Company did not make any matching contributions to this plan for the years ended December 31, 2016, 2015, and 2014.

Note 15. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the years ended December 31, 2016 and 2015 (in thousands except per share data):

	Quarter ended
	Dec 31, 2016	Sept 30, 2016	June 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015	June 30, 2015	Mar 31, 2015
Consolidated Statements of Operations Data
Revenues	$104,503	$96,839	$91,844	$86,538	$83,439	$76,780	$70,691	$65,318
Gross profit	79,851	73,384	69,480	64,798	60,577	54,447	49,162	44,771
Operating loss	(6,606)	(7,061)	(6,304)	(5,981)	(5,996)	(5,828)	(9,539)	(9,569)
Net loss	(6,946)	(7,979)	(7,771)	(6,613)	(6,941)	(6,336)	(8,211)	(10,611)
Net loss per share, basic and diluted	$(0.09)	$(0.11)	$(0.11)	$(0.09)	$(0.10)	$(0.09)	$(0.12)	$(0.15)

Note 16. Related-Party Transactions

In the ordinary course of business, the Company made purchases from Alphabet Inc., the parent company of Google Inc., at which one of the Company’s directors serves as a Vice President of Google, Inc. Total payables to Alphabet at December 31, 2016 and 2015 were $1.0 million and $2.0 million, respectively. Total expenses incurred from Alphabet in 2016, 2015, and 2014 were $14.2 million, $11.9 million, and $10.1 million, respectively.

Note 17. Subsequent Event

On February 10, 2017, the Company paid off its 2013 Term Loan and revolving line of credit balances of $3.4 million and $10.8 million, respectively to SVB.  Upon repayment, the SVB Agreement was terminated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The following chart sets forth certain information as of December 31, 2016, with respect to our equity compensation plans, specifically our 2003 Equity Incentive Plan, or the 2003 Plan, 2010 Equity Incentive Plan, or the 2010 Plan, 2013 Equity Incentive Plan, or the 2013 Plan, and our 2013 Employee Stock Purchase Plan, or the ESPP. Each of the 2003 Plan, the 2010 Plan, the 2013 Plan and the ESPP has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	11,115,618	$13.12	10,994,138

Equity Compensation Plan Information

(1)

Includes shares reserved for issuance under the 2013 Plan and the ESPP. The number of shares reserved for issuance under the 2013 Plan automatically increases on January 1st of each year by the lesser of (i) 6,200,000 shares, or (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year. During the year ended December 31, 2016, a total of 3,598,122 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. In addition, the number of shares reserved for issuance under the 2013 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 2003 and 2010 Plans that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 2003 and 2010 Plans. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 1,250,000 shares, or (ii) once percent (1%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year. During the year ended December 31, 2016, a total of 719,624 shares of Class A common stock were added to the 2013 ESPP Plan in connection with the annual increase provision.

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

10.7A+

Amendment to Offer Letter by and between the Company and Clyde Hosein, dated July 24, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2015, and incorporated herein by reference)

10.8+

2015 Bonus Plan, Appendix A 2015 H1 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, and incorporated herein by reference).

10.8A+

2015 Bonus Plan, Appendix A 2015 Q3 (filed as Exhibit 10.9A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, and incorporated herein by reference).

10.8B+

2015 Bonus Plan, Appendix A 2015 Q4 (filed as Exhibit 10.9B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, and incorporated herein by reference).

10.9+	2016 Bonus Plan, Appendix A 2016 Q1, Appendix A 2016 Q2, Appendix A 2016 Q3, and Appendix A 2016 Q4

10.10+	2013 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.11+

Employment Letter by and between the Company and Vladimir Shmunis, dated September 13, 2013 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

Exhibit Number	Description

10.12+

Offer Letter by and between the Company and David Sipes, dated June 10, 2008 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, and incorporated herein by reference).

10.12A+

Supplemental Offer Letter by and between the Company and David Sipes, dated as of August 12, 2016 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 7, 2016, and incorporated herein by reference).

10.13

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 27th day of February, 2017.

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

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 27, 2017
Vladimir Shmunis	(Principal Executive Officer)

/s/ Clyde Hosein	Chief Financial Officer	February 27, 2017
Clyde Hosein	(Principal Financial and Accounting Officer)

/s/ Michelle McKenna-Doyle	Director	February 27, 2017
Michelle McKenna-Doyle

/s/ Robert Theis	Director	February 27, 2017
Robert Theis

/s/ Allan Thygesen	Director	February 27, 2017
Allan Thygesen

/s/ R. Neil Williams	Director	February 27, 2017
R. Neil Williams

EXHIBIT

 INDEX

Exhibit Number	Description

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

10.7A+

Amendment to Offer Letter by and between the Company and Clyde Hosein, dated July 24, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2015, and incorporated herein by reference)

10.8+

2015 Bonus Plan, Appendix A 2015 H1(filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, and incorporated herein by reference).

10.8A+

2015 Bonus Plan, Appendix A 2015 Q3 (filed as Exhibit 10.9A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, and incorporated herein by reference).

10.8B+

2015 Bonus Plan, Appendix A 2015 Q4 (filed as Exhibit 10.9B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, and incorporated herein by reference).

10.9+	2016 Bonus Plan, Appendix A 2016 Q1, Appendix A 2016 Q2, Appendix A 2016 Q3, and Appendix A 2016 Q4

10.10+	2013 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.11+

Employment Letter by and between the Company and Vladimir Shmunis, dated September 13, 2013 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.12+

Offer Letter by and between the Company and David Sipes, dated June 10, 2008 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, and incorporated herein by reference).

10.12A+

Supplemental Offer Letter by and between the Company and David Sipes, dated as of August 12, 2016 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 7, 2016, and incorporated herein by reference).

Exhibit Number	Description

10.13

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