Form 10-Q
period 2017-03-31
RingCentral Inc
filed 2017-05-05
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 2, 2017, there were 62,299,595 shares of Class A Common Stock issued and outstanding and 12,866,564 shares of Class B Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our progress against short term and long term goals;
•	our future financial performance;
•	our anticipated growth, growth strategies and our ability to effectively manage that growth and effect these strategies;
•	our success in the enterprise market;
•	our success with our carrier partners;
•	anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;
•	our ability to scale to our desired goals, particularly the implementation of new processes and systems and the addition to our workforce;
•	the impact of competition in our industry and innovation by our competitors;
•	our ability to anticipate and adapt to future changes in our industry;
•	our ability to predict software subscriptions revenues, formulate accurate financial projections, and make strategic business decisions based on our analysis of market trends;
•	our ability to anticipate market needs and develop new and enhanced products and subscriptions to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our customer base;
•	maintaining, expanding and responding to changes in our relationships with other companies;
•	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
•	our ability to sell, market, and support our products and services;
•	our ability to expand our business to medium-sized and larger customers as well as expanding domestically and internationally;
•	our ability to realize increased purchasing leverage and economies of scale as we expand;
•	the impact of seasonality on our business;
•	the impact of any failure of our solutions or solution innovations;
•	our reliance on our third-party product and service providers;
•	the potential effect on our business of litigation to which we may become a party;
•	our liquidity and working capital requirements;
•	the impact of changes in the regulatory environment;
•	our ability to protect our intellectual property and rely on open source licenses;
•	our expectations regarding the growth and reliability of the internet infrastructure;
•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;
•	our ability to successfully and timely integrate, and realize the benefits of any significant acquisition we may make;
•	our capital expenditure projections;

•	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements;
•	the political environment and stability in the regions in which we or our subcontractors operate;
•	the impact of economic downturns on us and our clients;
•	our ability to defend our systems and our customer information from fraud and cyber attack;
•	our ability to prevent the use of fraudulent payment methods for our products;
•	our ability to retain key employees and to attract qualified personnel; and
•	the impact of foreign currencies on our non-U.S. business as we expand our business internationally.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$149,690	$160,355
Accounts receivable, net	31,325	30,243
Prepaid expenses and other current assets	17,351	15,313
Total current assets	198,366	205,911
Property and equipment, net	34,161	31,994
Goodwill	9,393	9,393
Acquired intangibles, net	1,989	2,244
Other assets	3,025	3,087
Total assets	$246,934	$252,629
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,738	$7,810
Accrued liabilities	51,890	48,322
Current portion of capital lease obligation	—	181
Current portion of long-term debt	—	14,528
Deferred revenue	49,368	45,159
Total current liabilities	105,996	116,000
Long-term debt	—	312
Sales tax liability	3,077	3,077
Other long-term liabilities	3,377	3,199
Total liabilities	112,450	122,588

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock	7	7
Additional paid-in capital	378,521	366,800
Accumulated other comprehensive income	2,768	2,737
Accumulated deficit	(246,812)	(239,503)
Total stockholders' equity	134,484	130,041
Total liabilities and stockholders' equity	$246,934	$252,629

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Software subscriptions	$103,687	$79,978
Other	8,104	6,560
Total revenues	111,791	86,538
Cost of revenues
Software subscriptions	20,263	16,723
Other	7,043	5,017
Total cost of revenues	27,306	21,740
Gross profit	84,485	64,798
Operating expenses
Research and development	17,087	14,926
Sales and marketing	58,894	41,828
General and administrative	15,805	14,024
Total operating expenses	91,786	70,778
Loss from operations	(7,301)	(5,980)
Other income (expense), net
Interest expense	(79)	(216)
Other income (expense), net	122	(367)
Other income (expense), net	43	(583)
Loss before income taxes	(7,258)	(6,563)
Provision for income taxes	51	50
Net loss	$(7,309)	$(6,613)
Net loss per common share
Basic and diluted	$(0.10)	$(0.09)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	74,682	72,114

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(7,309)	$(6,613)
Other comprehensive loss
Foreign currency translation adjustments	31	542
Comprehensive loss	$(7,278)	$(6,071)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7,309)	$(6,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,785	3,377
Share-based compensation	8,935	6,737
Foreign currency remeasurement (gain) loss	(44)	448
Provision for bad debt	289	228
Deferred income taxes	(2)	(4)
Other	98	17
Changes in assets and liabilities:
Accounts receivable	(1,371)	(6,689)
Prepaid expenses and other current assets	(2,038)	444
Other assets	45	4
Accounts payable	(2,224)	(2,430)
Accrued liabilities	4,159	6,927
Deferred revenue	4,209	2,375
Other liabilities	178	(12)
Net cash provided by operating activities	8,710	4,809
Cash flows from investing activities
Purchases of property and equipment	(5,155)	(2,023)
Capitalized internal-use software	(1,640)	(439)
Net cash used in investing activities	(6,795)	(2,462)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	2,679	281
Taxes paid related to net share settlement of equity awards	(221)	—
Repayment of debt	(14,840)	(938)
Repayment of capital lease obligations	(181)	(87)
Net cash used in financing activities	(12,563)	(744)
Effect of exchange rate changes on cash and cash equivalents	(17)	(117)
Net (decrease) increase in cash and cash equivalents	(10,665)	1,486
Cash and cash equivalents
Beginning of period	160,355	137,588
End of period	$149,690	$139,074
Supplemental disclosure of cash flow data
Cash paid for interest	$116	$169
Cash paid for income taxes	$83	$123
Non-cash investing and financing activities
Change in liability for unvested exercised options	$—	$3
Equipment and capitalized internal-use software purchased and unpaid at period end	$757	$496
Issuance of common stock for achievement of Glip related matters	$200	$—

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2017. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (SEC).

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, goodwill, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results could differ from these estimates.

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

The Company is currently evaluating the potential changes from adopting the new standard on its financial statements and disclosures. The Company is in the process of implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under the new standard. Based on this evaluation, the Company will adopt the requirements of the new standard in the first quarter of 2018 and anticipates using the modified retrospective transition method.  Additionally, as the Company continues to assess the new standard along with industry trends and internal progress, the Company may adjust its implementation plan and methodology to use the full retrospective method accordingly.

Under the new standard, the Company expects in some cases to recognize revenue earlier for subscription plans with free periods and products sold at discounts. The impact of adopting the new standard on the Company’s total revenues is not expected to be material. The Company anticipates the most significant impact of adopting the new standard primarily relates to the deferral of

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

sales commissions due to capitalization of certain sales commissions, which previously were expensed as incurred and to the incremental disclosure requirements. Under the new standard, certain commissions will be capitalized and amortized over the expected period of benefit.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 using a retrospective adoption method, with early adoption permitted.  The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which modifies the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for stock-based compensation related to the accounting for forfeitures, employer tax withholding, excess tax benefits related to awards and cash flow presentation. The Company adopted the new standard in the first quarter of 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

Reclassification

Certain immaterial items previously reported have been reclassified to conform to the current year’s reporting presentation.

Note 2. Agency Agreement with Westcon Group

In January 2016, the Company entered into a sales agency agreement with Westcon Group, Inc. (Westcon), a global distributor of communications devices, to provide the phones purchased by customers. Under this agreement, the Company was an agent of Westcon and received a commission for its services, which primarily included referring phone sales to Westcon. Westcon provided phones directly to the Company’s customers instead of the Company purchasing phones from third-party vendors and reselling the phones to the Company’s customers. Commission revenues from the arrangement were recorded as the Company was the agent for these sales. The Company completed its transition of direct phone sales to Westcon during the three months ended June 30, 2016, which excluded carriers’ phone sales. The Company did not transition the carrier partners to the agency model as the billing relationships to these customers are through the carriers.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s sales of phones that are provided free or significantly discounted to customers were not part of the sales agency agreement with Westcon. The Company recognizes revenue and costs from these sales as the Company is the primary obligor and has latitude in determining pricing.

In December 2016, the Company terminated the Westcon sales agency agreement and entered into a reseller (direct sale) agreement with Westcon. Effective January 1, 2017, the Company switched from the agency model to the direct sale model whereby the Company will no longer serve as an agent for referring phone sales to Westcon and will no longer receive commissions for its services. Under the reseller agreement, the Company will purchase phones directly from Westcon for resale to its customers and will recognize revenues and costs for phone sales based on the following criteria:

•	The Company is the primary obligor in the arrangement and customer contracts for sales of phones are entered into with the Company;
•	The Company has latitude in determining pricing with customers;
•	The Company assumes the general inventory risk; and
•	The Company has collection risk for phones sold to customers.

Note 3. Other Revenue and Cost of Revenue

For the three months ended March 31, 2017 and 2016, the majority of other revenues consisted of product revenues from sales of phones.  Product revenues were $6.1 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively. Product cost of revenues were $5.9 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively.

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Cash	$40,104	$40,908
Money market funds	109,586	119,447
Total cash and cash equivalents	$149,690	$160,355

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accounts receivable	$25,928	$25,687
Unbilled accounts receivable	5,968	4,990
Allowance for doubtful accounts	(571)	(434)
Accounts receivable, net	$31,325	$30,243

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Prepaid expenses	$12,753	$9,780
Inventory	170	63
Other current assets	4,428	5,470
Total prepaid expenses and other current assets	$17,351	$15,313

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Computer hardware and software	$63,325	$61,546
Internal-use software development costs	11,888	9,931
Furniture and fixtures	5,099	4,508
Leasehold improvements	3,674	2,596
Total property and equipment	83,986	78,581
Less: accumulated depreciation and amortization	(49,825)	(46,587)
Property and equipment, net	$34,161	$31,994

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued compensation and benefits	$15,837	$14,041
Accrued sales, use and telecom related taxes	9,444	7,220
Accrued marketing	6,045	5,082
Other accrued expenses	20,564	21,979
Total accrued liabilities	$51,890	$48,322

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$109,586	$109,586	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

	Balance at
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,447	$119,447	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

On February 10, 2017, the Company paid off its debt in full, which was held by Silicon Valley Bank.

At December 31, 2016, the Company estimated the fair value of its debt using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities. The estimated fair value of the Company’s current and non-current debt obligations was $14.9 million at December 31, 2016, compared to its carrying amount of $14.8 million at that date. If the debt was measured at fair value in the condensed consolidated balance sheets, the Company’s current and non-current debt would be classified in Level 2 of the fair value hierarchy.

Note 6. Business Combinations

In June 2015, the Company acquired Glip, Inc. (Glip), a cloud messaging and collaboration company based in Boca Raton, Florida. Glip is a provider of team messaging services, integrated with project management, group calendars, notes, annotations, and file sharing. The consideration for the acquisition, net of cash acquired, which also included the fair value of contingent consideration payable upon achievement of certain earn out milestones and the fair value of common stock issuable to the sellers, was $11.9 million.  Of this total consideration, $1.5 million of cash was held back by the Company upon closing as security for certain indemnification obligations of such sellers. In June 2016, the Company paid the $1.5 million in full.

The initial fair value of the milestone based earn out liability was determined to be $2.3 million using various estimates, including probabilities of achievement and discount rates.  During the year ended December 31, 2016, the Company issued 45,893 shares of the Company’s Class A common stock to settle certain milestones achieved.  Based on the completion of milestones for the three months ended March 31, 2017 and the estimated probability of completing the remaining milestones, the estimated fair value of the milestones based earn out liability was $1.9 million at March 31, 2017 and December 31, 2016, which is classified as a current liability in the condensed consolidated balance sheets.

Additionally, under the terms of the acquisition, the Company may also pay up to $2.0 million in payments at the end of a two-year period to certain Glip employees, who continue to be employees of the Company, which are accounted for as a post-combination expense. At March 31, 2017 and December 31, 2016, the contingent payment liability was $1.4 million, respectively, and is classified as a current liability in the condensed consolidated balance sheets as settlement will occur in 2017.

The carrying values of intangible assets are as follows (in thousands):

			March 31, 2017		December 31, 2016
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 years	$840	$765	$75	$660	$180
Developed technology	5 years	3,010	1,096	1,914	946	2,064
Total acquired intangible assets		$3,850	$1,861	$1,989	$1,606	$2,244

Amortization expense from acquired intangible assets for the three months ended March 31, 2017 and 2016 was $0.3 million in both periods. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the condensed consolidated statements of operations.  At March 31, 2017, the weighted average amortization periods for customer relationships and developed technology approximate 0.2 years and 3.2 years, respectively.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2017 (remaining)	527
2018	602
2019	602
2020	258
Total estimated amortization expense	$1,989

Note 7. Debt

As of December 31, 2016, the Company’s debt was comprised of borrowings under the Third Amended and Restated Loan and Security Agreement dated March 30, 2015 (SVB Agreement), as amended, with Silicon Valley Bank (SVB).  Under the SVB Agreement, the Company had one outstanding growth capital term loan (2013 Term Loan) and a revolving line of credit. On February 10, 2017, the Company paid off its 2013 Term Loan and revolving line of credit balances of $14.8 million to SVB.  Upon repayment, the SVB Agreement was terminated.

The 2013 Term Loan was borrowed on December 31, 2013 with a principal amount of $15.0 million, which was being repaid in 48 equal monthly installments of principal, plus accrued and unpaid interest. Interest was due monthly and accrued at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.75% or 1.00% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.75% or 4.00%, in each case such margin was determined based on cash balances maintained with SVB. The Company elected the prime rate option.  In May 2016, the terms of the SVB Agreement were amended to reduce the margin on the annual rate of the 2013 Term Loan to either (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a margin of 3.25% or 3.50%, which resulted in an interest rate of 4.00% at December 31, 2016, based on the prime rate option and cash balance maintained with SVB. As of December 31, 2016, the outstanding principal balance of the 2013 Term Loan was $4.0 million, of which $0.3 million was payable subsequent to December 31, 2017 and was classified as a non-current liability in the accompanying condensed consolidated balance sheet.

The revolving line of credit provided for a maximum borrowing of up to $15.0 million in principal amount, subject to limits based on recurring software subscription revenue amounts as defined in the SVB Agreement. The recurring software subscription revenue requirement did not limit the amount of borrowings available under the line of credit. Under the line of credit, interest was paid monthly and accrued at a floating rate based on the Company’s option of an annual rate of either the (i) prime rate plus a margin of 0.25% or 0.50% or (ii) adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 3.25% or 3.50%, in each case such margin was determined based on cash balances maintained with SVB. The Company elected the prime rate option.  In August 2015, the terms of the SVB Agreement were amended to extend the maturity of the revolving line of credit from August 13, 2015 to August 14, 2017.  In May 2016, the terms of the SVB Agreement were amended to reduce the margin on the annual rate of the revolving line of credit to either the (i) prime rate plus a margin of 0% or 0.25% or (ii) adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a margin of 3.00% to 3.25%, resulting in an interest rate of 3.75% at December 31, 2016, based on the prime rate option and cash balance maintained with SVB. As of December 31, 2016, the outstanding principal balance and the available borrowing capacity of the line of credit were $10.8 million and $4.2 million, respectively. The outstanding principal balance was classified as a current liability in the condensed consolidated balance sheet as the principal balance was due in August 2017.

The Company had pledged substantially all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB Agreement. The SVB Agreement contained customary negative covenants that limited the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Agreement, as amended, also contained customary affirmative covenants, as well as financial covenants that required the Company to (i) maintain minimum cash balances of $10.0 million, as defined in the SVB Agreement, and (ii) maintain minimum EBITDA levels, as determined in accordance with the SVB Agreement. In March 2016, the Company adjusted certain financial covenants thresholds to expand its ability to invest in certain foreign subsidiaries and property and equipment. The Company was in compliance with all covenants under its credit agreement with SVB as of December 31, 2016. With the repayment of the debt, the lien on the assets has been removed.

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

Sales Tax Liability

The Company regularly increases its sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in-state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of March 31, 2017 and December 31, 2016, the Company had a long-term sales tax liability of $3.1 million at both period ends, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

The Company recorded a current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $5.8 million and $6.0 million as of March 31, 2017 and December 31, 2016, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets.

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Patent Infringement Matter

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. filed in the U.S. District Court for the Eastern District of Texas two actions against the Company alleging infringement of U.S. Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application.  The Company has not yet been served with the lawsuits.  The plaintiffs seek a declaration that the Company has infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. This litigation is still in its earliest stages and the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter. The Company intends to vigorously defend against this lawsuit.

Note 9. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenues	$757	$653
Research and development	1,859	1,638
Sales and marketing	3,525	2,190
General and administrative	2,794	2,256
Total share-based compensation expense	$8,935	$6,737

A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Options	$2,190	$2,547
Employee stock purchase plan rights	461	550
Restricted stock units	6,284	3,640
Total share-based compensation expense	$8,935	$6,737

Equity Incentive Plans

As of March 31, 2017, a total of 7,557,532 shares remained available for grant under the 2013 Equity Incentive Plan (2013 Plan). A summary of option activity under all of the Company’s equity incentive plans at March 31, 2017 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2016	7,384	$10.59	5.3	$74,065
Granted	23	23.39
Exercised	(317)	8.44
Canceled/Forfeited	(28)	17.54
Outstanding at March 31, 2017	7,062	$10.70	5.0	$124,328
Vested and expected to vest as of March 31, 2017	6,825	$10.50	5.0	$121,468
Exercisable as of March 31, 2017	5,367	$9.06	5.0	$103,276

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended
	March 31,
	2017	2016
Weighted average grant date fair value per share	$8.87	$6.53
Total intrinsic value of options exercised	$5,448	$1,463

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield. The weighted-average assumptions used in the option pricing model in the periods presented were as follows:

	Three Months Ended
	March 31,
	2017	2016
Expected term for employees (in years)	4.4	4.7
Expected term for non-employees (in years)	5.2	6.2
Risk-free interest rate	1.8%	1.1%
Expected volatility	44%	47%
Expected dividend yield	0%	0%

As of March 31, 2017, there was approximately $9.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 1.9 years.

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

As of March 31, 2017, there was a total of $0.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At March 31, 2017, a total of 2,291,580 shares were available for issuance under the ESPP.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units (RSUs) to employees, directors, and consultants.  RSUs issued under the 2013 Plan generally vest over four years.  A summary of activity of RSUs under the 2013 Plan at March 31, 2017 and changes during the period then ended is presented in the following table:

	Number of	Weighted-
	RSUs	Average	Aggregate
	Outstanding	Grant Date Fair	Intrinsic Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2016	3,554	$18.01	$73,261
Granted	1,326	23.67
Released	(301)	17.01
Canceled/Forfeited	(175)	18.80
Outstanding at March 31, 2017	4,404	$19.75	$124,646

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2017, there was a total of $62.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.0 years.

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

Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenues were derived from the U.S. during the three months ended March 31, 2017 and 2016.

Generally, 75% of the Company’s total billings are collected through credit card payments, resulting in a minimal accounts receivable balance.  The Company’s accounts receivable balance of $31.3 million as of March 31, 2017, primarily consists of receivables due from larger customers and carriers who are billed on invoices at customary payment terms.  As the Company moves up-market and acquires larger customers, the Company expects the accounts receivable balance to increase.  At March 31, 2017 and December 31, 2016, one of the Company’s carriers accounted for 28% and 30% of the Company’s total accounts receivable, respectively.

Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At March 31, 2017 and December 31, 2016, more than 87% of the Company’s consolidated long-lived assets were located in the U.S. with no single country outside of the U. S. representing more than 10% of the Company’s consolidated long-lived assets.

Note 11. Income Taxes

The provision for income taxes for the three months ended March 31, 2017 and 2016, was $50,953 and $50,005, respectively, and consisted primarily of state minimum taxes and foreign income taxes. For the three months ended March 31, 2017 and 2016, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable.  Additionally, the Company realized no benefit for current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2017 and December 31, 2016. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three months ended March 31, 2017, there have been no significant changes to the total amount of unrecognized tax benefits.

Note 12. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested shares of common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, and ESPP to the extent they are dilutive. For the three months ended March 31, 2017 and 2016, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator
Net loss	$(7,309)	$(6,613)
Denominator
Weighted-average common shares for basic and diluted net loss per share	74,682	72,114
Basic and diluted net loss per share	$(0.10)	$(0.09)

The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Shares of common stock issuable under equity incentive awards outstanding	11,581	11,379
Potential common shares excluded from diluted net loss per share	11,581	11,379

Note 13. Related Party Transactions

In the ordinary course of business, the Company made purchases from Google Inc. at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at March 31, 2017 and December 31, 2016 were $1.6 million and $1.0 million, respectively. Total expenses incurred from Google Inc. were $4.0 million and $2.9 million in the three months ended March 31, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 28, 2017 under the Securities Act of 1934, as amended (the Securities Act). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

We primarily generate revenues by selling software subscriptions of our RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and RingCentral Glip offerings. RingCentral Office, which offers an integrated communications and collaboration solution, is offered at monthly subscription rates, varying by the specific functionalities and services and the number of users. To support multinational enterprise customers, we introduced RingCentral Global Office (Global Office) as an expansion of RingCentral Office. Global Office, offered on a monthly subscription, connects workforces across multiple countries, while reducing complexity and high costs of maintaining multiple, legacy on-premise PBX systems with a single cloud solution. RingCentral Professional is inbound call management for mobile professionals offered at monthly subscription rates that vary based on the desired amount of minutes usage and extensions allotted to the plan. RingCentral Fax is offered at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan. RingCentral Contact Center is a multi-channel hosted contact center solution that integrates with RingCentral Office, offered at a monthly subscription based on three editions with varying features and capabilities.  RingCentral Glip is a team messaging and collaboration feature made available to all RingCentral Office customers, and as a stand-alone freemium offering to non-RingCentral users. Seamlessly integrated with RingCentral Office, RingCentral Glip enables a collaborative communications experience, which delivers great work productivity and better team efficiency.  RingCentral CloudConnect is a service that allows enterprises to leverage their dedicated and private connections to exchange data directly with the RingCentral cloud. Customers use their preferred network service provider to connect to the RingCentral cloud through a private data exchange enabling lower latency, greater network reliability and availability, and added security. Recently, RingCentral introduced Rooms and Rooms Connector to bring a cloud web conferencing solution to meeting rooms for a monthly per license add-on fee. We also offer RingCentral Connect Platform, which is an open platform supported by Application Program Interfaces (APIs) and Software Development Kits (SDKs) that allows developers to integrate our solution with leading business applications or to customize within their own business workflows.

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees are billed in advance via credit card or through commercial invoices with customary payment terms. We expect to bill more customers through commercial invoices, thus our level of accounts receivable may increase. As we increase the number of larger customers, we expect our level of prepayments for customers with annual or multi-year contracts to increase and, accordingly, our level of deferred revenue may increase. For the three months ended March 31, 2017 and 2016, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.

In January 2016, we entered into a sales agency agreement with Westcon, a global distributor of communications devices, to provide the phones purchased by customers. Under this agreement, we were an agent and received a commission for our services, which primarily included referring sales to Westcon. Westcon provided phones directly to our customers instead of us purchasing phones from third-party vendors and reselling the phones to our customers. We recorded commission revenues for this arrangement because we were the agent for these sales.  During the three months ended June 30, 2016, we completed our transition of direct phone sales to Westcon, which excluded our carriers’ phone sales. In addition, we had sales in which we provided free or significantly discounted phones to our customers for promotional reasons. As our agency arrangement did not allow for these significant discounts, we were the seller to these customers and recognized the related revenues and costs from the sale.  In addition, our carrier partners did not move to the agency model as they wanted to maintain the customer relationship. This resulted in a mixed hardware engagement model and administrative burden to manage the two models.  In December 2016, we terminated the Westcon sales agency agreement and entered into a reseller (direct sale) agreement with Westcon. Effective January 1, 2017, we switched from the agency model to the direct sale model whereby we are no longer serving as an agent for referring phone sales to Westcon and we no longer receive commissions for our services.  Under the direct sale model, we purchase phones directly from Westcon for resale to our customers. Under this model, we recognize revenues and costs for phone sales as we are the primary obligor for order fulfillment, have latitude in determining pricing, and assume general inventory risk. The shift to the direct sale model resulted in increases in our other revenues and the corresponding costs of other revenues, resulting in decreased gross margin.

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct sales force. Since then, we have continued investing in our direct sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of over 4,200 sales agents and resellers who are active in selling our solutions and with whom we have direct relationships, including distributors such as CDW Corporation, Ingram Micro Inc., Tech Data Corporation, and Jenne Inc., as well as carrier partners including AT&T Inc., TELUS Communications Company, and BT Group plc, which we refer to collectively as resellers. Our network of resellers includes master agents who manage other sales agents and resellers, resulting in an even larger reseller network.  We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. In the case of our carrier partners, who resell our product to multiple companies, we consider each reseller to be a single customer. We define a user as one person within a customer who has been granted a subscription license to use our services. As of March 31, 2017, we had customers from a range of industries, including advertising, financial services, healthcare, legal services, non-profit organizations, real estate, retail, technology, insurance, education, waste management, construction, security services, restaurant, software, solar, automotive dealership, managed care, hospitality, and publishing. In October of 2013, we launched our United Kingdom (U.K.) operations; however, for the three months ended March 31, 2017 and 2016, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally. In March 2017, we announced the expansion of RingCentral Office in 13 European countries including Austria, Belgium, Denmark, France, Ireland, Italy, Luxembourg, Netherlands, Portugal, Norway, Spain, Sweden, and Switzerland.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, who have higher life-time value and lower attrition, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $379.7 million, $296.2 million, and $219.9 million in the years ended December 31, 2016, 2015 and 2014, respectively, generating year-over-year increases of 28% and 35%, respectively.  For the three months ended March 31, 2017 and 2016, our total revenues were $111.8 million and $86.5 million, respectively. We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $29.3 million, $32.1 million, and $48.3 million in the years ended December 31, 2016, 2015 and 2014, respectively.  For the three months ended March 31, 2017 and 2016, our net loss was $7.3 million and $6.6 million, respectively.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (ARR) is a leading indicator of our anticipated software subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions contracted at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2017 was $37.6 million. As such, our Annualized Exit Monthly Recurring Subscriptions at March 31, 2017 was $450.8 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (Office ARR) in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at March 31, 2017 was $373.0 million.

Net Monthly Subscription Dollar Retention Rate

We believe that our Net Monthly Subscription Dollar Retention Rate provides insight into our ability to retain and grow software subscriptions revenues, as well as our customers’ potential long-term value to us. We believe that our ability to retain our customers and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and we use these trends to formulate financial projections and make strategic business decisions. We define our Net Monthly Subscription Dollar Retention Rate as (i) one plus (ii) the quotient of Dollar Net Change divided by Average Dollar Monthly Recurring Subscriptions.

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

Our key business metrics for the five quarterly periods ended March 31, 2017 were as follows (dollars in millions):

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$450.8	$414.4	$389.5	$364.0	$340.3
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$373.0	$341.5	$316.8	$291.9	$269.3

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues
Software subscriptions	$103,687	$79,978
Other	8,104	6,560
Total revenues	111,791	86,538
Cost of revenues
Software subscriptions	20,263	16,723
Other	7,043	5,017
Total cost of revenues	27,306	21,740
Gross profit	84,485	64,798
Operating expenses
Research and development	17,087	14,926
Sales and marketing	58,894	41,828
General and administrative	15,805	14,024
Total operating expenses	91,786	70,778
Loss from operations	(7,301)	(5,980)
Other income (expense), net
Interest expense	(79)	(216)
Other income (expense), net	122	(367)
Other income (expense), net	43	(583)
Loss before income taxes	(7,258)	(6,563)
Provision for income taxes	51	50
Net loss	$(7,309)	$(6,613)

Percentage of Total Revenues

	Three Months Ended
	March 31,
	2017	2016
Revenues
Software subscriptions	93%	92%
Other	7	8
Total revenues	100	100
Cost of revenues
Software subscriptions	18	19
Other	6	6
Total cost of revenues	24	25
Gross profit	76	75
Operating expenses
Research and development	15	17
Sales and marketing	53	48
General and administrative	14	16
Total operating expenses	82	81
Loss from operations	(6)	(6)
Other income (expense), net
Interest expense	—	(1)
Other income (expense), net	—	(1)
Other income (expense), net	—	(2)
Loss before income taxes	(6)	(8)
Provision for income taxes	—	—
Net loss	(6)%	(8)%

Comparison of the three months ended March 31, 2017 and 2016

Revenues

	Three Months
	Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Revenues
Software subscriptions	$103,687	$79,978	$23,709	30%
Other	8,104	6,560	1,544	24%
Total revenues	$111,791	$86,538	$25,253	29%
Percentage of revenues
Software subscriptions	93%	92%
Other	7	8
Total	100%	100%

Software subscriptions revenues.  Software subscriptions revenues increased by $23.7 million, or 30%, for the three months ended March 31, 2017 as compared to the respective period of the prior year primarily due to the acquisition of new customers and upsells of additional offerings to our existing customer base. In addition, our software subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three months ended March 31, 2017 as compared to the respective period of the prior year, which generally carry a higher monthly subscription rate versus our other product offerings. While the acquisition of new customers and upsells of additional offerings and seats into our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers purchased a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varies significantly, ranging from one month to a few years. The overall growth in our customer base was primarily due to our investment in sales and marketing personnel, which resulted in our sales and marketing expenditures increasing by 41% for the three months ended March 31, 2017 as compared to the respective period of the prior year, which include advertising and sales personnel expenditures that helped facilitate the increase in customer acceptance of our products.

Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals and professional services. On January 1, 2017, we switched from an agency model to a direct phone sale model under which we are recognizing the full sales price and cost of the product instead of receiving a commission for phone sales.

Other revenues increased by $1.5 million, or 24%, for the three months ended March 31, 2017, as compared to the respective period of the prior year primarily due to the shift to the direct sale model.

Total revenues.  Total revenues were $111.8 million for the first quarter of 2017, up from $86.5 million in the first quarter of 2016, representing 29% growth. Adjusting for the new direct sale model, on a comparable basis, total revenues grew 27% year over year.

Cost of Revenues and Gross Margin

	Three Months
	Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Cost of revenues
Software subscriptions	$20,263	$16,723	$3,540	21%
Other	7,043	5,017	2,026	40%
Total cost of revenues	$27,306	$21,740	$5,566	26%
Gross margins
Software subscriptions	80%	79%
Other	13%	24%
Gross margin %	76%	75%

 Cost of software subscriptions revenues.  Cost of software subscriptions revenues increased by $3.5 million, or 21%, for the three months ended March 31, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $1.1 million, third-party costs to support our products of $0.8 million, overhead costs to support our products of $1.2 million, and professional fees of $0.2 million. The increase in personnel costs was driven by an increase of 14% in average headcount and higher share-based compensation expense of $0.1 million.

The increase in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.

Cost of other revenues. Cost of other revenues increased by $2.0 million or 40% for the three months ended March 31, 2017 as compared to the respective period of the prior year. This was primarily due to increases in the cost of product sales of $1.4 million, which was driven primarily by the shift to the direct phone sale model in 2017, and the cost of professional services of $0.6 million.  The increase in the cost of professional services was due to an increase in revenues for implementation services.

Gross margin.  Our gross margin was 76% and 75% for the three months ended March 31, 2017 and 2016, respectively, which was primarily due to an improvement in gross margin for software subscriptions revenues. The improvement in gross margin for software subscriptions revenues was primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses. The gross margin for other revenues was 13% and 24% for the three months ended March 31, 2017 and 2016, respectively. The decrease in gross margin for other revenues was due primarily to the transition from the agency model to direct sale model for phones. Adjusting for the new direct model, on a comparable basis, gross margin would have been 1.9% higher year over year.

We expect our software subscription revenues gross margin to remain relatively consistent.  We expect a decrease in other revenues gross margin due to transitioning from the agency model to the direct sale model effective January 2017, which resulted in a move from a net to a gross presentation of other revenue and associated costs.

Research and Development

	Three Months
	Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Research and development	$17,087	$14,926	$2,161	14%
Percentage of total revenues	15%	17%

 Research and development expenses increased by $2.2 million, or 14%, for the three months ended March 31, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $1.2 million, cost recovery during the three months ended March 31, 2016 of $0.7 million, professional fees of $0.1 million, and overhead costs to support our research and development efforts of $0.1 million. The increase in personnel cost was primarily due to an increase in average headcount of 24% and higher share-based compensation expense of $0.2 million.

The increases for the three months ended March 31, 2017 in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our cloud-based and mobile applications.  We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.

Sales and Marketing

	Three Months
	Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Sales and marketing	$58,894	$41,828	$17,066	41%
Percentage of total revenues	53%	48%

         Sales and marketing expenses increased by $17.1 million, or 41%, for the three months ended March 31, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $9.2 million, indirect channel commissions of $2.9 million, advertising and marketing costs of $2.5 million, training and travel costs of $1.2 million, and overhead costs to support our marketing efforts of $1.4 million, partially offset by a decrease in professional fees of $0.1 million. The increase in personnel cost was primarily due to an increase in average headcount of 36% and higher share-based compensation expense of $1.3 million.

The increases for the three months ended March 31, 2017 in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new and larger customers and establish brand recognition to achieve greater penetration into the North American and European markets. Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, Europe, and other markets.

General and Administrative

	Three Months
	Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
General and administrative	$15,805	$14,024	$1,781	13%
Percentage of total revenues	14%	16%

        General and administrative expenses increased by $1.8 million, or 13%, for the three months ended March 31, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $2.1 million and outsource center costs of $0.2 million, partially offset by a decrease in professional fees of $0.5 million. The increase in personnel cost was primarily due to an increase in average headcount of 8% and higher share-based compensation expense of $0.5 million.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Other Income and Expense, net

	Three Months
	Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Interest expense	$(79)	$(216)	$137	63%
Other income (expense), net	122	(367)	489	133%
Other income (expense), net	$43	$(583)	$626	107%

        Other income (expense), net increased by $0.6 million for the three months ended March 31, 2017 as compared to the respective period of the prior year primarily due to lower interest expense of $0.1 million due to the repayment of our debt in February 2017, and foreign currency gain in the first quarter of 2017 compared to a foreign exchange loss experienced on the British pound during the prior year comparable period.

Liquidity and Capital Resources

As of March 31, 2017 and December 31, 2016, we had $149.7 million and $160.4 million, respectively, of cash and cash equivalents. Since our initial public offering in 2013 and our follow-on offering in early 2014, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Generally, 75% of our total billings are collected through credit card payments received at the beginning of each subscription period, which is monthly for the majority of our customers.  As we continue to move up market, the number and size of customers with annual or multi-year contracts is increasing and those who opt for annual invoicing is also increasing.  For these customers, we generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Therefore, a source of our cash provided by operating activities is our deferred revenue, which is included within our condensed consolidated balance sheet as a liability.  Deferred revenue consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue ratably over the term of agreement.  As of March 31, 2017 and December 31, 2016, we had deferred revenue of $49.4 million and $45.2 million, respectively.

As of December 31, 2016, the carrying value of our debt totaled $14.8 million, which was paid in full in February 2017 as discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, international expansion, sales and marketing, research and development, litigation, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash equivalents are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity offerings or through additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional financing sources may not be available on terms favorable to us or at all.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	March 31,
	2017	2016
Net cash provided by operating activities	$8,710	$4,809
Net cash used in investing activities	(6,795)	(2,462)
Net cash used in financing activities	(12,563)	(744)
Effect of exchange rate changes on cash and cash equivalents	(17)	(117)
Net increase in cash and cash equivalents	$(10,665)	$1,486

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $8.7 million for the three months ended March 31, 2017. Cash provided by operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software, the amount and timing of customer collections, as well as the amount and timing of disbursements to our vendors.

The increase in operating assets and liabilities of $3.0 million was primarily driven by the timing of cash payments to vendors, and cash receipts and prepayments from customers and carriers. Additionally, net cash provided by operating activities were impacted by $13.1 million of non-cash adjustments, primarily consisting of $8.9 million in share-based compensation, $3.8 million in depreciation and amortization, and $0.3 million of bad debt expense, offset by net loss of $7.3 million.

Net cash provided by operating activities for the three months ended March 31, 2017 increased by $3.9 million as compared to the respective period of the prior year primarily due to an increase in non-cash adjustments of $2.3 million, and an increase in changes in operating assets and liabilities of $2.3 million, offset by an increase in our net loss of $0.7 million.  The $2.3 million increase in cash resulting from changes in operating assets and liabilities was primarily driven by the timing of cash payments to vendors, and cash receipts and prepayments from customers and carriers.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures, including costs incurred related to internal-use software, that are necessary to support our increasing customer base and headcount levels in all functions of our business.

Net cash used in investing activities was approximately $6.8 million for the three months ended March 31, 2017 as compared to approximately $2.5 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, cash used in investing activities was primarily due to $5.2 million in purchases of property and equipment mainly to expand our leased facilities and $1.6 million of personnel-related costs associated with the development of internal-use software.

Net cash used in investing activities for the three months ended March 31, 2017 increased by $4.3 million as compared to the respective period of the prior year primarily due to purchases of property and equipment and costs associated with the development of internal-use software.

Net Cash Used in Financing Activities

Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and borrowings under the SVB Agreement.

Net cash used in financing activities was approximately $12.6 million for the three months ended March 31, 2017 as compared to approximately $0.7 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, cash used by financing activities was primarily due to the repayment of $14.8 million for debt and capital lease payments of $0.2 million, partially offset by $2.7 million in proceeds from the issuance of shares in connection with our stock plans.

Net cash used in financing activities for the three months ended March 31, 2017 increased by $11.8 million as compared to the respective period of the prior year primarily due to the repayment of our debt of approximately $13.9 million partially offset by an increase of $2.4 million in proceeds from the issuance of shares in connection with our stock plans.

Backlog

We have generally signed new customers to contracts that vary in length, from month-to-month to multi-year terms for our subscriptions. The timing of invoicing to our customers is a negotiated term and thus varies among our subscription contracts. Payment terms are generally billed either monthly or on an annual basis. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice, which constitute backlog. Until such time as these amounts are invoiced, we do not recognize them as revenues, unearned revenues or elsewhere in our consolidated financial statements. Given the variability in our contract length, we believe that fluctuations in backlog are not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.

Deferred Revenue

Deferred revenue primarily consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As we continue to move up market, the number of customers who opt for multi-year contracts are increasing along with their related contract values.  For customers with multi-year contracts, we invoice either monthly or each annual subscription period in advance.  Therefore, our deferred revenue balance does not capture the full contract value of such multi-year contracts.  Accordingly, we believe that deferred revenue is not a reliable indicator of future revenues and we do not utilize deferred revenue as a key management metric internally.

Contractual Obligations and Commitments

Except as set forth below and in Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, other than the repayment of debt as described in Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Off-balance Sheet Arrangements

During the three months ended March 31, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our European expansion, we have begun to charge customers in Euro and expect to add additional currencies in the future, however, this impact has not been significant in the first quarter of 2017. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, the U.K., Switzerland, the Netherlands, China, Ireland, Singapore, Australia, Italy, Japan, Spain, and Brazil. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments.  In 2016, we entered into long-term intercompany loan agreements with our U.K. subsidiary, resulting in the foreign currency transaction gains and losses generated on remeasurement of our intercompany balances with the U.K. subsidiary being reported in other comprehensive income rather than through net loss.  For the three months ended March 31, 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $0.5 million on our condensed consolidated financial statements. During fiscal 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $4.5 million on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $149.7 million and $160.4 million as of March 31, 2017 and December 31, 2016, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

As of March 31, 2017, we had no current or long-term debt. Our debt was repaid in full in February 2017. As of December 31, 2016, we had approximately $14.8 million in current and long-term debt. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of March 31, 2017, we did not have any accrued liabilities recorded for such loss contingencies.

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

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. filed in the U.S. District Court for the Eastern District of Texas two actions against us alleging infringement of US Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application.  RingCentral has not yet been served with the lawsuits.  The plaintiffs seek a declaration that RingCentral has infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. This litigation is still in its earliest stages and we are unable to estimate any reasonably possible loss, or range of loss, with respect to this matter. We intend to vigorously defend against this lawsuit.

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

We have incurred substantial net losses since our inception, including net losses of $7.3 million for the fiscal quarter ended March 31, 2017, $29.3 million for fiscal 2016, $32.1 million for fiscal 2015, and $48.3 million for fiscal 2014, and had an accumulated deficit of $246.8 million as of March 31, 2017. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.

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

Although we were incorporated in 1999, we did not formally introduce RingCentral Office, our current flagship product, until 2009. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenues from existing customers as they add users and, in the future, purchase additional functionalities and premium editions;
•	successfully expand our business to larger customers;
•	successfully expand our business internationally;
•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our products and applications through research and development and third-party service providers;
•	successfully compete in our markets;
•	continue to innovate and expand our offerings;
•	continue our relationship with carriers and our other resellers;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our subscriptions;
•	hire, integrate, and retain professional and technical talent; and
•	the impact of foreign currencies on our business as we expand our business internationally.

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

The cloud-based business communications industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent, S.A., Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc., Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as Broadsoft, Inc. and their resellers that license their software. In addition, certain of our resellers are also our competitors.  AT&T, BT, and TELUS, for example, each serve as resellers to us but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution.  In recent months, new subscriptions for our solution by AT&T have declined and could continue to decline or cease altogether in the current fiscal year or future periods. In addition, AT&T may transition some or all of its existing customers from our solution.  We also face competition from other cloud companies such as 8x8, Inc., Amazon.com, Inc., DialPad, Inc., Fuze (formerly Thinking Phone Networks), Intermedia.net, Inc., j2 Global, Inc., Jive Communications, Inc., Microsoft Corporation (Skype for Business), Nextiva, Inc., Vonage Holdings Corp., and West Corporation as well as from established communications providers, such as AT&T, Verizon Communications Inc., and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone, and others in the U.K., that resell on-premise hardware, software and hosted solutions, and they may develop and/or host their own solutions. We may also face competition from other large Internet companies, such as Alphabet Inc., Amazon.com, Inc., and Oracle Corporation, any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.  In addition, in 2016 we began selling a contact center solution.  We face competition with respect to this solution from contact center providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya, Inc., Five9, Inc., Genesys, Interactive Intelligence, Inc., and NewVoiceMedia.

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

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We serve our customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland.  We also use third-party co-location facilities in the U.K., Australia, and Singapore, and we plan to add third-party co-location facilities in Canada, Brazil, and Japan by the end of 2017, to serve our customers in these regions. In addition, RCLEC uses seven third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our services. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

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

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers.  We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions.  Furthermore, while AT&T, BT, and TELUS serve as resellers to us, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud.  Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution.  In recent months, new subscriptions for our solution by AT&T have declined and could continue to decline or cease altogether in the current fiscal year or future periods. In addition, AT&T may transition some or all of its existing customers from our solution.  If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer.  If we are unable to maintain our relationships with AT&T, BT, or TELUS, or if these resellers reduce resources committed to reselling the service, our results of operations may suffer.

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

The cloud-based business communications industry is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in this emerging market, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. Currently, we derive a majority of our revenues from subscriptions to RingCentral Office, and we expect this will continue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features, and functionality that enhance or are beyond the voice, video, team messaging, collaboration, conferencing, contact center, and fax subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions, and may materially and adversely impact our results of operations.

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

Our operations depend on our ability to protect our production services from interruption or damage from unauthorized entry, computer viruses or other events beyond our control. We have from time to time been subject to communications fraud and cyber-attacks by malicious actors, and denial of service, or DoS, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, or data loss. Also, our subscriptions are web-based, the amount of data we store for our users on our servers has been increasing as our business has grown, we now host services, which includes hosting customer data, both in co-located data centers and public cloud services such as Amazon Web Services, and our RingCentral Glip product allows users to store files and conversations indefinitely on our service.  As a result of maintaining larger volumes of data and user files and/or as a result of our continued move upmarket and acquisition of larger and more recognized customers, RingCentral may become a more attractive target for hackers and other malicious actors. In addition, we use third-party vendors which in some cases have access to our data and our customers’ data. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors’ computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems that are caused by or through our or our vendors, customers, employees, business partners, consultants or other Internet users who attempt to invade our or our vendors’ public and private computers, tablets, mobile devices, software, data networks, or voice networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. We rely on encryption and authentication technology to ensure secure transmission of and access to confidential information, including customer credit card numbers, debit card numbers, direct debit information, customer communications, and files uploaded by our customers. Advances in computer capabilities, new discoveries in the field of cryptography, discovery of software bugs, social engineering activities, or other developments may result in a compromise or breach of the technology we use to protect RingCentral and customer data, or of the data itself.

Additionally, third parties have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants, or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information, or CPNI, or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, our customers or customer information, or our information technology systems. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems, change and evolve frequently and may not be recognized until launched against a target.  We may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information could result in significant liability to us, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 110 issued U.S. patents, which expire between 2026 and 2035. We also have 54 patent applications pending examination in the U.S., and 20 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

To date, we have not generated significant revenues from outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries, including software development operations in Russia and China, and software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines, and we expect to grow our international presence in the future, including through the expansion of our Global Office solution and sales of our solutions to customers internationally. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

•

fluctuations in currency exchange rates, particularly in light of the Brexit vote and other recent political developments, which could reduce the amount of revenues we generate outside of the U.S. related to customer contracts that are denominated in local currencies of the countries we operate in, currently predominantly Canada and the U.K., or which could reduce the expenses incurred in our operations or through our contractors outside the U.S. that are denominated in local currencies, currently the U.K., Russia, China, the Philippines, and Ukraine;

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

On June 23, 2016, a referendum was held on the U.K.’s membership in the EU the outcome of which was a vote in favor of leaving the EU (commonly referred to as “Brexit”). The Brexit vote creates an uncertain political, economic, and regulatory environment in the U.K. and potentially across other EU member states, which may last for a number of months or years.

Article 50 of the Treaty of the EU, or Article 50, allows a member state to decide to withdraw from the EU in accordance with its own constitutional requirements. On March 29, 2017, the U.K. government delivered the Article 50 notice to the European Council. This has started a period of up to two years of negotiations for the U.K. to exit from the EU, although this period can be extended with the unanimous agreement of the European Council (requiring unanimity among all other EU Member States). Without any such extension (and assuming that the terms of withdrawal have not already been agreed), the U.K.'s membership in the EU would end automatically on the expiration of that two-year period.

The delivery of the Article 50 notice means that the long-term nature of the U.K.'s relationship with the EU is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the U.K. and the EU, which could adversely affect our results, financial condition and prospects.

It is expected that the U.K. government will shortly commence negotiations in connection with the U.K.’s exit from the EU.  There is also considerable uncertainty as to whether the arrangements for the U.K. to leave the EU will be agreed upon within the two-year period and, if not, whether an extension of that time period would be agreed upon. There is also a risk of the U.K.'s exit from the EU being affected without mutually acceptable terms being agreed and that any terms of such exit could adversely affect our operating results, financial condition and prospects.

The political and economic instability created by the Brexit vote has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding the U.K.’s exit from the EU, it is possible that there may be adverse practical and/or operational implications on our business.

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

Consequently, no assurance can be given as to the overall impact of the Brexit vote and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

Our business could be negatively impacted by changes in the United States political environment.

The 2016 presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and could result in changes in, legislation, regulation, and government policy at the federal level, as well as the state and local levels. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to existing telecommunications laws and regulations, trade agreements, immigration policy, import and export regulations, tariffs and customs duties, income tax regulations and the federal tax code, public company reporting requirements, and antitrust enforcement. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation, and financial condition could be materially and adversely impacted in the future.

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

Additionally, the EU General Data Protection Regulation (GDPR) has been implemented and is set to enter into full force in May 2018.  The GDPR strengthens the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. Following the Brexit vote, the U.K. government invoked Article 50 of the Treaty of Lisbon, thereby triggering the two-year negotiation period for exiting the EU. The U.K. will likely leave the EU on March 29, 2019 and transitional provisions may or may not be put in place to ease the process. While it is impossible to tell exactly how Brexit will impact the regulatory landscape at this point, it may ultimately impact the U.K. business. There is some uncertainty regarding the future of data protection legislation in the U.K. following Brexit.  There is likely to be some overlap between the GDPR coming into force and the United Kingdom leaving the EU.  The U.K. Government has, however, announced its intention to pass legislation which incorporates all existing EU data protection legislation into the U.K.’s domestic legislation, notwithstanding Brexit, meaning that even after the U.K. has exited the EU, our applicable entities and operations likely will be bound to comply with the provisions of the GDPR.  One anticipated consequence of the GDPR coming into force is that the Model Clause agreements that have been approved by the European Commission will need to be updated to reflect the GDPR’s requirements.  This means that we may need to revise our existing arrangements to ensure that personal data transfers from the EEA to the U.S. remain compliant, and we may incur additional compliance costs.

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

In connection with the regulatory requirements that we provide E-911/999/112 to all of our interconnected VoIP customers, we must obtain from each customer, prior to the initiation of or changes to service, the physical locations at which the service will first be used for each VoIP line. For subscriptions that can be utilized from more than one physical location, we must provide customers one or more methods of updating their physical location. Because we are not able to confirm that the service is used at the physical addresses provided by our customers, and because customers may provide an incorrect location or use the subscriptions in locations that differ from the registered location without providing us with the updated information, it is possible that E-911/999/112 calls may get routed to the wrong PSAP. If E-911/999/112 calls are not routed to the correct PSAP, and if the delay results in serious injury or death, we could be sued and the damages substantial. We are evaluating measures to attempt to verify and update the addresses for locations where our subscriptions are used. It is possible that in the future the FCC may require interconnected VoIP providers to automatically update subscriber location information, for purposes of routing 911 calls.

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

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. We currently offer support in English, French, German, and Spanish. Our third-party providers generally provide customer service and support to our customers without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages.

We also contract with third parties to provide emergency services calls in the United States, Canada, the U.K., and other jurisdictions in which we provide access to emergency services dialing, including assistance in routing emergency calls and terminating emergency services calls. Our domestic providers operate a national call center that is available 24 hours a day, seven days a week, to receive certain emergency calls and maintain PSAP databases for the purpose of deploying and operating E-911 services. We rely on providers for similar functions in other jurisdictions in which we provide access to emergency services dialing. On mobile devices, we rely on the underlying cellular or wireless carrier to provide emergency services dialing. Interruptions in service from our vendors could cause failures in our customers’ access to E-911/999/112 services and expose us to liability and damage our reputation.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations, such as Charlotte, North Carolina; Boca Raton, Florida; London, England, and Xiamen, China, where we maintain offices. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

Through our competitive local exchange carrier subsidiary, RCLEC, we have been able to purchase network services directly from ILECs and from other CLECs in certain geographic markets, at lower prices than we pay for such services through third-party network service providers, such as Level 3 Communications, Inc. (pending its acquisition by CenturyLink, Inc. announced in October 2016) and Bandwidth.com, Inc. Using the services of our CLEC subsidiary has also helped us improve our quality of service. However, the ILECs may favor themselves and their affiliates and may not provide network services to us at lower prices than we could obtain through Level 3 Communications, Inc., Bandwidth.com, Inc., other third-party CLECs, or at all. If we are unable to continue to reduce our pricing as a result of obtaining network services through our subsidiary, we may be forced to rely on other third-party network service providers and be unable to effectively lower our cost of service. In addition, if ILECs or other CLECs do not provide us with any access, we will not be able to use our RCLEC subsidiary as intended to improve the quality of our subscriptions or lower the cost of our subscriptions.

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

Our vendor-supplied phones have lead times of up to 10 to 20 weeks for delivery and are built to forecasts that are necessarily imprecise. It is likely that from time to time we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our subscriptions could result in loss of customers or harm to our ability to attract new customers. Any reduction or interruption in the ability of our vendors to supply our customers with vendor-supplied phones could cause us to lose revenue, damage our customer relationships, and harm our reputation in the marketplace. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We currently depend on three suppliers and one fulfillment agent to configure and deliver the phones that we sell and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We rely on Cisco Systems, Inc., Polycom, Inc., and Yealink Network Technology Co., Ltd. to provide phones that we offer for sale to our customers that use our subscriptions, and we rely on Westcon to configure and deliver the phones that we sell to our customers. Accordingly, we could be adversely affected if our suppliers or Westcon fail to maintain competitive phones or configuration services, or fail to continue to make them available on attractive terms, or at all.

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

Phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones used by our customers are manufactured by only three third-party providers: Cisco Systems, Inc., Polycom, Inc., and Yealink Network Technology Co, Ltd. If any of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be cancelled, which would harm our business, financial condition, and results of operations.

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

Our corporate headquarters, one of our data centers and one of our subsidiary’s co-location facilities are located in California, a number of co-location facilities are located in Asia and Australia, our third-party customer service call centers operated by our contractors are located in the Philippines, and one of our research and development facilities is located on the coast of China. All of these locations are on the Pacific Rim near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes and tsunamis. Additionally, our China facility, our third-party customer service and support facilities in the Philippines, and our CLEC subsidiary’s co-location facility in Florida are located in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber attack, war, political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

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

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting generally accepted accounting principles is uncertain. Significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which will supersede nearly all existing revenue recognition guidance. Although the new standard permits early adoption as early as January 1, 2017, the effective date of the new revenue standard is January 1, 2018.  The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We will adopt the new revenue guidance in the first quarter of 2018 and anticipate using the modified retrospective approach. Under the new standard, we expect to capitalize certain sales commission costs and in some cases recognize revenue earlier for subscription plans with free periods and products sold at discounts. The impact of adopting the new standard on our total revenues is not expected to be material. However, we anticipate the most significant impact of adopting the new standard primarily relates to the deferral of sales commissions, which previously were expensed as incurred and to the incremental disclosure requirements. Adoption of this standard will also require changes to our business processes, systems and controls to support the new revenue recognition guidance.  We are in the process of implementing such changes.

We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources, our operating results could be significantly affected.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 67% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

RingCentral, Inc.

Date: May 5, 2017	By:	/s/ Clyde Hosein
Clyde Hosein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)