Form 10-Q
period 2017-06-30
RingCentral Inc
filed 2017-08-07
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 2, 2017, there were 63,899,687 shares of Class A Common Stock issued and outstanding and 12,733,998 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$167,015	$160,355
Accounts receivable, net	33,264	30,243
Prepaid expenses and other current assets	17,936	15,313
Total current assets	218,215	205,911
Property and equipment, net	36,613	31,994
Goodwill	9,393	9,393
Acquired intangibles, net	1,763	2,244
Other assets	2,633	3,087
Total assets	$268,617	$252,629
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,556	$7,810
Accrued liabilities	49,720	48,322
Current portion of capital lease obligation	—	181
Current portion of long-term debt	—	14,528
Deferred revenue	53,367	45,159
Total current liabilities	108,643	116,000
Long-term debt	—	312
Sales tax liability	3,077	3,077
Other long-term liabilities	3,175	3,199
Total liabilities	114,895	122,588

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock	8	7
Additional paid-in capital	404,742	366,800
Accumulated other comprehensive income	2,815	2,737
Accumulated deficit	(253,843)	(239,503)
Total stockholders' equity	153,722	130,041
Total liabilities and stockholders' equity	$268,617	$252,629

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Software subscriptions	$110,413	$86,067	$214,100	$166,045
Other	9,023	5,777	17,127	12,337
Total revenues	119,436	91,844	231,227	178,382
Cost of revenues
Software subscriptions	21,795	18,173	42,058	34,896
Other	7,766	4,191	14,809	9,208
Total cost of revenues	29,561	22,364	56,867	44,104
Gross profit	89,875	69,480	174,360	134,278
Operating expenses
Research and development	18,617	16,681	35,704	31,607
Sales and marketing	60,794	45,662	119,688	87,490
General and administrative	18,007	13,441	33,812	27,465
Total operating expenses	97,418	75,784	189,204	146,562
Loss from operations	(7,543)	(6,304)	(14,844)	(12,284)
Other income (expense), net
Interest expense	(9)	(193)	(88)	(409)
Other income (expense), net	578	(1,217)	700	(1,584)
Other income (expense), net	569	(1,410)	612	(1,993)
Loss before income taxes	(6,974)	(7,714)	(14,232)	(14,277)
Provision for income taxes	57	57	108	107
Net loss	$(7,031)	$(7,771)	$(14,340)	$(14,384)
Net loss per common share
Basic and diluted	$(0.09)	$(0.11)	$(0.19)	$(0.20)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	75,867	72,649	75,278	72,380

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(7,031)	$(7,771)	$(14,340)	$(14,384)
Other comprehensive loss
Foreign currency translation adjustments	47	1,134	78	1,676
Comprehensive loss	$(6,984)	$(6,637)	$(14,262)	$(12,708)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(14,340)	$(14,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,842	6,953
Share-based compensation	19,562	14,214
Foreign currency remeasurement (gain) loss	(463)	1,708
Provision for bad debt	1,003	388
Deferred income taxes	(12)	(4)
Other	113	113
Changes in assets and liabilities:
Accounts receivable	(4,024)	(5,395)
Prepaid expenses and other current assets	(2,623)	(452)
Other assets	501	131
Accounts payable	(1,427)	(3,911)
Accrued liabilities	3,136	11,492
Deferred revenue	8,208	5,448
Other liabilities	(24)	(1,620)
Net cash provided by operating activities	17,452	14,681
Cash flows from investing activities
Purchases of property and equipment	(8,814)	(6,056)
Capitalized internal-use software	(3,488)	(961)
Restricted investments	530	—
Net cash used in investing activities	(11,772)	(7,017)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	17,449	6,168
Payment of holdback from Glip acquisition	—	(1,500)
Taxes paid related to net share settlement of equity awards	(1,118)	—
Repayment of debt	(14,840)	(1,875)
Repayment of capital lease obligations	(181)	(177)
Net cash provided by financing activities	1,310	2,616
Effect of exchange rate changes on cash and cash equivalents	(330)	(77)
Net increase in cash and cash equivalents	6,660	10,203
Cash and cash equivalents
Beginning of period	160,355	137,588
End of period	$167,015	$147,791
Supplemental disclosure of cash flow data
Cash paid for interest	$116	$407
Cash paid for income taxes	$188	$168
Non-cash investing and financing activities
Change in liability for unvested exercised options	$—	$3
Equipment and capitalized internal-use software purchased and unpaid at period end	$1,175	$1,212
Issuance of common stock for achievement of Glip related matters	$1,760	$—

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

RingCentral, Inc. (the “Company”) is a provider of software-as-a-service (“SaaS”) solutions for business communications and collaboration. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

The Company continues to evaluate the potential changes from adopting the new standard on its financial statements and disclosures. The Company is in the process of implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under the new standard. Based on this evaluation, the Company will adopt the requirements of the new standard in the first quarter of 2018 and anticipates using the modified retrospective transition method.  Additionally, as the Company continues to assess the new standard along with industry trends and internal progress, the Company may adjust its implementation plan and methodology to use the full retrospective method accordingly.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Under the new standard, the Company expects in some cases to recognize revenue earlier for subscription plans with free periods and products sold at discounts. The impact of adopting the new standard on the Company’s total revenues is not expected to be material. The Company anticipates the most significant impact of adopting the new standard primarily relates to the deferral of sales commissions due to capitalization of certain sales commissions, which previously were expensed as incurred and to the incremental disclosure requirements. Under the new standard, certain commissions will be capitalized and amortized over the expected period of benefit.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on the types of changes to the terms or conditions of share-based payment awards that would require application of modification accounting under ASC 718, Compensation-Stock Compensation. The standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Reclassification

Certain immaterial items previously reported have been reclassified to conform to the current year’s reporting presentation.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Agency Agreement with Westcon Group

In January 2016, the Company entered into a sales agency agreement with Westcon Group, Inc. (“Westcon”), a global distributor of communications devices, to provide the phones purchased by customers. Under this agreement, the Company was an agent of Westcon and received a commission for its services, which primarily included referring phone sales to Westcon. Westcon provided phones directly to the Company’s customers instead of the Company purchasing phones from third-party vendors and reselling the phones to the Company’s customers. Commission revenues from the arrangement were recorded as the Company was the agent for these sales. The Company completed its transition of direct phone sales to Westcon during the three months ended June 30, 2016, which excluded carriers’ phone sales. The Company did not transition the carrier partners to the agency model as the billing relationships to these customers are through the carriers.

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

Note 3. Other Revenue and Cost of Revenue

For the three and six months ended June 30, 2017 and 2016, the majority of other revenues consisted of product revenues from sales of phones.  Product revenues were $6.1 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively, and $12.2 million and $7.8 million for the six months ended June 30, 2017 and 2016. Product cost of revenues were $6.1 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively, and $12.0 million and $8.2 million for the six months ended June 30, 2017 and 2016, respectively.

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Cash	$57,237	$40,908
Money market funds	109,778	119,447
Total cash and cash equivalents	$167,015	$160,355

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accounts receivable	$29,625	$25,687
Unbilled accounts receivable	4,159	4,990
Allowance for doubtful accounts	(520)	(434)
Accounts receivable, net	$33,264	$30,243

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Prepaid expenses	$12,554	$9,780
Inventory	124	63
Other current assets	5,258	5,470
Total prepaid expenses and other current assets	$17,936	$15,313

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Computer hardware and software	$66,536	$61,546
Internal-use software development costs	13,929	9,931
Furniture and fixtures	5,504	4,508
Leasehold improvements	4,138	2,596
Total property and equipment	90,107	78,581
Less: accumulated depreciation and amortization	(53,494)	(46,587)
Property and equipment, net	$36,613	$31,994

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued compensation and benefits	$14,724	$14,041
Accrued sales, use and telecom related taxes	7,897	7,220
Accrued marketing	4,994	5,082
Other accrued expenses	22,105	21,979
Total accrued liabilities	$49,720	$48,322

The carrying values of intangible assets are as follows (in thousands):

			June 30, 2017		December 31, 2016
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 years	$840	$840	—	$660	$180
Developed technology	5 years	3,010	1,247	1,763	946	2,064
Total acquired intangible assets		$3,850	$2,087	$1,763	$1,606	$2,244

Amortization expense from acquired intangible assets for the three months ended June 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively. Amortization expense from acquired intangible assets was $0.5 million for both the six months ended June 30, 2017 and 2016. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the condensed consolidated statements of operations.  At June 30, 2017, the weighted average amortization period for developed technology was approximately 2.9 years.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2017 (remaining)	301
2018	602
2019	602
2020	258
Total estimated amortization expense	$1,763

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$109,778	$109,778	$—	$—

	Balance at
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,447	$119,447	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

On February 10, 2017, the Company paid off its debt in full, which was held by Silicon Valley Bank.

At December 31, 2016, the Company estimated the fair value of its debt using an expected present value technique, which was based on observable market inputs using interest rates available to companies of similar credit standing for similar terms and remaining maturities. The estimated fair value of the Company’s current and non-current debt obligations was $14.9 million at December 31, 2016, compared to its carrying amount of $14.8 million at that date. If the debt was measured at fair value in the condensed consolidated balance sheets, the Company’s current and non-current debt would have been classified in Level 2 of the fair value hierarchy.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Business Combinations

In June 2015, the Company acquired Glip, Inc. (“Glip”), a cloud messaging and collaboration company based in Boca Raton, Florida. Glip is a provider of team messaging services, integrated with project management, group calendars, notes, annotations, and file sharing. The consideration for the acquisition, net of cash acquired, which also included the fair value of contingent consideration payable upon achievement of certain earn out milestones and the fair value of common stock issuable to the sellers, was $11.9 million.  Of this total consideration, $1.5 million of cash was held back by the Company upon closing as security for certain indemnification obligations of such sellers. In June 2016, the Company paid the $1.5 million in full.

The initial fair value of the milestone based earn out liability was determined to be $2.3 million using various estimates, including probabilities of achievement and discount rates.  During the year ended December 31, 2016, the Company issued 45,893 shares of the Company’s Class A common stock to settle certain milestones achieved.  Based on the completion of milestones for the six months ended June 30, 2017 and the estimated probability of completing the remaining milestones, the estimated fair value of the milestones based earn out liability was $1.9 million at June 30, 2017 and December 31, 2016, which is classified as a current liability in the condensed consolidated balance sheets.

Additionally, under the terms of the acquisition, the Company may also pay up to $2.0 million in payments at the end of a two-year period to certain Glip employees, who continue to be employees of the Company, which are accounted for as a post-combination expense. The Company paid the bonus in full during the three months ended June 30, 2017. At December 31, 2016, the contingent payment liability was $1.4 million and was classified as a current liability in the condensed consolidated balance sheet.

Note 7. Debt

As of December 31, 2016, the Company’s debt was comprised of borrowings under the Third Amended and Restated Loan and Security Agreement dated March 30, 2015 (“SVB Agreement”), as amended, with Silicon Valley Bank (“SVB”).  Under the SVB Agreement, the Company had one outstanding growth capital term loan (“2013 Term Loan”) and a revolving line of credit. On February 10, 2017, the Company paid off its 2013 Term Loan and revolving line of credit balances of $14.8 million to SVB.  Upon repayment, the SVB Agreement was terminated.

The Company had pledged substantially all of its assets, excluding intellectual property, as collateral to secure its obligations under the SVB Agreement. With the repayment of the debt, the lien on the assets has been removed.

Note 8. Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating leases for its U.S. and international locations.  In addition, the Company leases space from third-party datacenter hosting facilities under co-location agreements to support its cloud infrastructure.  The Company leases space for its corporate headquarters in Belmont, California through July 2021.

Sales Tax Liability

The Company regularly increases its sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in-state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of June 30, 2017 and December 31, 2016, the Company had a long-term sales tax liability of $3.1 million at both period ends, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

The Company recorded a current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $7.0 million and $6.0 million as of June 30, 2017 and December 31, 2016, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Legal Matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business.

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies.  The results of complex legal proceedings are difficult to predict and the Company's view of these matters may change in the future as the litigation and events related thereto unfold.  Legal fees are expensed in the period in which they are incurred.

TCPA Matter

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against the Company in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over the Company’s system (“Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, the Company filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, the Company filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on the Company’s Petition.  On October 7, 2016, the Court granted the Company’s motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed the Company’s motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, the Company filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted the Company’s motion to dismiss with prejudice and concurrently dismissed the Company’s motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017.  SPS’s opening brief on appeal must be filed by November 6, 2017, the Company’s opposition brief must be filed by December 5, 2017, and SPS’s optional reply brief must be filed within 21 days of the Company’s opposition brief. It is too early to predict the outcome of this Lawsuit. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

Patent Infringement Matter

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. filed in the U.S. District Court for the Eastern District of Texas two actions against the Company alleging infringement of U.S. Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application.  The plaintiffs seek a declaration that the Company has infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. This litigation is still in its earliest stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenues	$1,038	$812	$1,795	$1,465
Research and development	2,342	1,857	4,201	3,495
Sales and marketing	3,926	2,578	7,451	4,768
General and administrative	3,321	2,230	6,115	4,486
Total share-based compensation expense	$10,627	$7,477	$19,562	$14,214

A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options	$1,953	$2,437	$4,143	$4,984
Employee stock purchase plan rights	518	298	979	848
Restricted stock units	8,156	4,742	14,440	8,382
Total share-based compensation expense	$10,627	$7,477	$19,562	$14,214

Equity Incentive Plans

As of June 30, 2017, a total of 10,944,284 shares remained available for grant under the 2013 Equity Incentive Plan (“2013 Plan”). A summary of option activity under all of the Company’s equity incentive plans at June 30, 2017 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2016	7,384	$10.59	5.3	$74,065
Granted	25	23.99
Exercised	(1,202)	11.44
Canceled/Forfeited	(326)	16.16
Outstanding at June 30, 2017	5,881	$10.17	4.7	$155,271
Vested and expected to vest as of June 30, 2017	5,738	$10.00	4.6	$152,311
Exercisable as of June 30, 2017	4,768	$8.76	4.6	$132,495

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average grant date fair value per share	$10.94	$7.81	$9.08	$6.54
Total intrinsic value of options exercised	$17,815	$2,932	$23,263	$4,395

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield. The weighted-average assumptions used in the option pricing model in the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expected term for employees (in years)	4.4	4.7	4.4	4.7
Expected term for non-employees (in years)	5.0	6.3	5.1	6.2
Risk-free interest rate	1.7%	1.3%	1.8%	1.1%
Expected volatility	43.1%	47.9%	43.7%	47.3%
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2017, there was approximately $6.1 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 1.8 years.

Employee Stock Purchase Plan

The 2013 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Class A common stock at a discounted price, through payroll deductions of up to the lesser of 15% of their eligible compensation or the IRS allowable limit per calendar year. A participant may purchase a maximum of 3,000 shares during an offering period. The offering periods start on the first trading day on or after May 11th and November 11th of each year. At the end of the offering period, the discounted purchase price is set at the lower of: (i) 90% of the fair value of the Company’s Class A common stock at the beginning of the six month offering period and (ii) 90% of the fair value of the Company’s Class A common stock at the end of the six month offering period.

As of June 30, 2017, there was a total of $0.7 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years. At June 30, 2017, a total of 2,853,424 shares were available for issuance under the ESPP.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants.  RSUs issued under the 2013 Plan generally vest over four years.  A summary of activity of RSUs under the 2013 Plan at June 30, 2017 and changes during the period then ended is presented in the following table:

	Number of	Weighted-
	RSUs	Average	Aggregate
	Outstanding	Grant Date Fair	Intrinsic Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2016	3,554	$18.01	$73,261
Granted	2,162	25.89
Released	(832)	19.02
Canceled/Forfeited	(385)	19.82
Outstanding at June 30, 2017	4,499	$21.44	$164,455

As of June 30, 2017, there was a total of $71.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.9 years.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenues were derived from the U.S. during the three and six months ended June 30, 2017 and 2016.

Generally, 74% of the Company’s total billings are collected through credit card payments.  The Company’s accounts receivable balance of $33.3 million as of June 30, 2017 primarily consists of receivables due from larger customers and carriers who are billed on invoices at customary payment terms.  As the Company moves up-market and acquires larger customers, the Company expects the accounts receivable balance to increase.  At June 30, 2017 and December 31, 2016, one of the Company’s carriers accounted for 25% and 30% of the Company’s total accounts receivable, respectively.

Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At June 30, 2017 and December 31, 2016, more than 86% and 87% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. with no single country outside of the U. S. representing more than 10% of the Company’s consolidated long-lived assets.

Note 11. Income Taxes

The provision for income taxes for the three months ended June 30, 2017 and 2016, was $57,000 for both periods and consisted primarily of state minimum taxes and foreign income taxes. The provision for income taxes for the six months ended June 30, 2017 and 2016 was $108,000 and $107,000, respectively. For the three months ended June 30, 2017 and 2016, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable.  Additionally, the Company realized no benefit for current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2017 and December 31, 2016. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and six months ended June 30, 2017, there have been no significant changes to the total amount of unrecognized tax benefits.

Note 12. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested shares of common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, and ESPP to the extent they are dilutive. For the three and six months ended June 30, 2017 and 2016, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator
Net loss	$(7,031)	$(7,771)	$(14,340)	$(14,384)
Denominator
Weighted-average common shares for basic and diluted net loss per share	75,867	72,649	75,278	72,380
Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.19)	$(0.20)

The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Shares of common stock issuable under equity incentive awards outstanding	11,312	11,286	11,447	11,682
Potential common shares excluded from diluted net loss per share	11,312	11,286	11,447	11,682

Note 13. Related Party Transactions

In the ordinary course of business, the Company made purchases from Google Inc. at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at June 30, 2017 and December 31, 2016 were $0.8 million and $1.0 million, respectively. Total expenses incurred from Google Inc. were $3.1 million in both the three months ended June 30, 2017 and 2016. Total expenses incurred from Google Inc. were $7.1 million and $6.0 million in the six months ended June 30, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 28, 2017 under the Securities Act of 1934, as amended (the “Securities Act”). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

We primarily generate revenues by selling software subscriptions of our RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and RingCentral Glip offerings. RingCentral Office, which offers an integrated communications and collaboration solution, is offered at monthly subscription rates, varying by the specific functionalities and services and the number of users. To support multinational enterprise customers, we introduced RingCentral Global Office (“Global Office”) as an expansion of RingCentral Office. Global Office, offered on a monthly subscription, connects workforces across 32 countries, while reducing complexity and high costs of maintaining multiple, legacy on-premise PBX systems with a single cloud solution. RingCentral Professional is inbound call management for mobile professionals offered at monthly subscription rates that vary based on the desired amount of minutes usage and extensions allotted to the plan. RingCentral Fax is offered at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan. RingCentral Contact Center is a multi-channel hosted contact center solution that integrates with RingCentral Office, offered at a monthly subscription based on three editions with varying features and capabilities.  RingCentral Glip is a team messaging and collaboration feature made available to all RingCentral Office customers, and as a stand-alone freemium offering to non-RingCentral users. Seamlessly integrated with RingCentral Office, RingCentral Glip enables a collaborative communications experience, which delivers increased work productivity and better team efficiency.  RingCentral CloudConnect is a service that allows enterprises to leverage their dedicated and private connections to exchange data directly with the RingCentral cloud. Customers use their preferred network service provider to connect to the RingCentral cloud through a private data exchange enabling lower latency, greater network reliability and availability, and added security. Recently, RingCentral introduced Rooms and Rooms Connector to bring a cloud web conferencing solution to meeting rooms for a monthly per license add-on fee. We also recently released Business Multimedia Messaging Service (“MMS”) capabilities enabling customers to send and receive images and multimedia files from their RingCentral business numbers, RingCentral Webinar, which is capable of hosting up to 3,000 attendees and 200 presenters, and RingCentral Live Reports which enables RingCentral Office customers to monitor in real time the service quality delivered to their customers, both for a monthly per license add-on fee. We also offer RingCentral Connect Platform, which is an open platform supported by Application Program Interfaces (“APIs”) and Software Development Kits (“SDKs”) that allows developers to integrate our solution with leading business applications or to customize within their own business workflows.

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees are billed in advance via credit card or through commercial invoices with customary payment terms. We expect to bill more customers through commercial invoices, thus our level of accounts receivable may increase. As we increase the number of larger customers, we expect our level of prepayments for customers with annual or multi-year contracts to increase and, accordingly, our level of deferred revenue may increase. For the three and six months ended June 30, 2017 and 2016, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.

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

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct sales force. Since then, we have continued investing in our direct sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of over 4,400 sales agents and channel partners who are active in selling our solutions and with whom we have direct relationships, including regional and global master agents such as Intelisys Communications, Inc. (acquired by ScanSource, Inc.), Ingram Micro Inc. (acquired by HNA Group), Sandler Partners and AVANT, Inc., national partners such as, CDW Corporation, Carousel Industries, and SHI International Corp., Strategic partners such as Google, as well as carrier partners including AT&T Inc. (“AT&T”), TELUS Communications Company (“TELUS”), and BT Group plc (“BT”), which we refer to collectively as resellers. Our network of resellers includes master agents who manage other sales agents and resellers, resulting in an even larger reseller network.  We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. In the case of our carrier partners, who resell our product to multiple companies, we consider each reseller to be a single customer. We define a user as one person within a customer who has been granted a subscription license to use our services. As of June 30, 2017, we had customers from a range of industries, including advertising, financial services, healthcare, legal services, non-profit organizations, real estate, retail, technology, insurance, education, waste management, construction, security services, restaurant, software, solar, automotive dealership, managed care, hospitality, and publishing. In October of 2013, we launched our United Kingdom (“U.K.”) operations; however, for the three and six months ended June 30, 2017 and 2016, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally. In March 2017, we announced the expansion of RingCentral Office in 13 European countries including Austria, Belgium, Denmark, France, Ireland, Italy, Luxembourg, Netherlands, Portugal, Norway, Spain, Sweden, and Switzerland.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, who have higher life-time value and lower attrition, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $379.7 million, $296.2 million, and $219.9 million in the years ended December 31, 2016, 2015 and 2014, respectively, generating year-over-year increases of 28% and 35%, respectively.  For the six months ended June 30, 2017 and 2016, our total revenues were $231.2 million and $178.4 million, respectively. We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $29.3 million, $32.1 million, and $48.3 million in the years ended December 31, 2016, 2015 and 2014, respectively.  For the six months ended June 30, 2017 and 2016, our net loss was $14.3 million and $14.4 million, respectively.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated software subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions contracted at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2017 was $39.8 million. As such, our Annualized Exit Monthly Recurring Subscriptions at June 30, 2017 was $478.0 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at June 30, 2017 was $398.9 million.

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

Our key business metrics for the five quarterly periods ended June 30, 2017 were as follows (dollars in millions):

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$478.0	$450.8	$414.4	$389.5	$364.0
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$398.9	$373.0	$341.5	$316.8	$291.9

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Software subscriptions	$110,413	$86,067	$214,100	$166,045
Other	9,023	5,777	17,127	12,337
Total revenues	119,436	91,844	231,227	178,382
Cost of revenues
Software subscriptions	21,795	18,173	42,058	34,896
Other	7,766	4,191	14,809	9,208
Total cost of revenues	29,561	22,364	56,867	44,104
Gross profit	89,875	69,480	174,360	134,278
Operating expenses
Research and development	18,617	16,681	35,704	31,607
Sales and marketing	60,794	45,662	119,688	87,490
General and administrative	18,007	13,441	33,812	27,465
Total operating expenses	97,418	75,784	189,204	146,562
Loss from operations	(7,543)	(6,304)	(14,844)	(12,284)
Other income (expense), net
Interest expense	(9)	(193)	(88)	(409)
Other income (expense), net	578	(1,217)	700	(1,584)
Other income (expense), net	569	(1,410)	612	(1,993)
Loss before income taxes	(6,974)	(7,714)	(14,232)	(14,277)
Provision for income taxes	57	57	108	107
Net loss	$(7,031)	$(7,771)	$(14,340)	$(14,384)

Percentage of Total Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Software subscriptions	92%	94%	93%	93%
Other	8	6	7	7
Total revenues	100	100	100	100
Cost of revenues
Software subscriptions	18	20	18	20
Other	7	4	6	5
Total cost of revenues	25	24	24	25
Gross profit	75	76	76	75
Operating expenses
Research and development	16	18	15	18
Sales and marketing	51	50	52	49
General and administrative	15	15	15	15
Total operating expenses	82	83	82	82
Loss from operations	(7)	(7)	(6)	(7)
Other income (expense), net
Interest expense	—	—	—	—
Other income (expense), net	—	(1)	—	(1)
Other income (expense), net	—	(1)	—	(1)
Loss before income taxes	(7)	(8)	(6)	(8)
Provision for income taxes	—	—	—	—
Net loss	(7)%	(8)%	(6)%	(8)%

Comparison of the three and six months ended June 30, 2017 and 2016

Revenues

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues
Software subscriptions	$110,413	$86,067	$24,346	28%	$214,100	$166,045	$48,055	29%
Other	9,023	5,777	3,246	56%	17,127	12,337	4,790	39%
Total revenues	$119,436	$91,844	$27,592	30%	$231,227	$178,382	$52,845	30%
Percentage of revenues
Software subscriptions	92%	94%			93%	93%
Other	8	6			7	7
Total	100%	100%			100%	100%

Software subscriptions revenues.  Software subscriptions revenues increased by $24.3 million, or 28%, and $48.1 million, or 29%, for the three and six months ended June 30, 2017, respectively, as compared to the respective periods of the prior year primarily due to the acquisition of new customers and upsells of additional offerings to our existing customer base. In addition, our software subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three and six months ended June 30, 2017 as compared to the respective periods of the prior year, which generally carry a higher monthly subscription rate versus our other product offerings. While the acquisition of new customers and upsells of additional offerings and seats into our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers purchased a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varies significantly, ranging from one month to a few years. The overall growth in our customer base was primarily due to our investment in sales and marketing personnel, which resulted in our sales and marketing expenditures increasing by 33% and 37% for the three and six months ended June 30, 2017, respectively, as compared to the respective periods of the prior year, which include advertising and sales personnel expenditures that helped facilitate the increase in customer acceptance of our products.

Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals and professional services. On January 1, 2017, we switched from an agency model to a direct phone sale model under which we are recognizing the full sales price and cost of the product instead of receiving a commission for phone sales.

Other revenues increased by $3.2 million, or 56%, and $4.8 million, or 39%, for the three and six months ended June 30, 2017, respectively, as compared to the respective periods of the prior year primarily due to the shift to the direct sale model.

Total revenues.  Total revenues were $119.4 million for the second quarter of 2017, up from $91.8 million in the second quarter of 2016, representing 30% growth. Adjusting for the new direct sale model, on a comparable basis, total revenues grew 27% year over year.

Cost of Revenues and Gross Margin

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues
Software subscriptions	$21,795	$18,173	$3,622	20%	$42,058	$34,896	$7,162	21%
Other	7,766	4,191	3,575	85%	14,809	9,208	5,601	61%
Total cost of revenues	$29,561	$22,364	$7,197	32%	$56,867	$44,104	$12,763	29%
Gross margins
Software subscriptions	80%	79%			80%	79%
Other	14%	27%			14%	25%
Gross margin %	75%	76%			75%	75%

Cost of software subscriptions revenues.  Cost of software subscriptions revenues increased by $3.6 million, or 20%, for the three months ended June 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $1.3 million, third-party costs to support our products of $0.8 million, overhead costs to support our products of $0.9 million, professional fees of $0.3 million, and co-location fees of $0.2 million. The increase in personnel costs was driven by an increase of 16% in average headcount and higher share-based compensation expense of $0.2 million.

Cost of software subscriptions revenues increased by $7.2 million, or 21%, for the six months ended June 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $2.4 million, third-party costs to support our products of $1.6 million, overhead costs to support our products of $2.1 million, professional fees of $0.5 million, and co-location fees of $0.5 million. The increase in personnel costs was driven by an increase of 16% in average headcount and higher share-based compensation expense of $0.3 million.

The increase in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.

Cost of other revenues. Cost of other revenues increased by $3.6 million, or 85%, for the three months ended June 30, 2017 as compared to the respective period of the prior year. This was primarily due to increases in the cost of product sales of $2.5 million, which was driven primarily by the shift to the direct phone sale model in 2017, and the cost of other professional services vendors of $1.0 million.  The increase in the cost of professional services was due to an increase in revenues for implementation services.

Cost of other revenues increased by $5.6 million, or 61%, for the six months ended June 30, 2017 as compared to the respective period of the prior year primarily due to increases in the cost of product sales of $3.9 million, which was driven primarily by the shift to the direct phone sale model in 2017, and the cost of other professional services vendors of $1.6 million.  The increase in the cost of professional services was due to an increase in revenues for implementation services.

Gross margin.  Our gross margin was 75% for both the three and six months periods ended June 30, 2017, and 76% and 75% for the three and six months ended June 30, 2016, respectively. Software subscriptions gross margin improved to 80% in both the three and six months ended June 30, 2017 from 79% in the respective periods in the prior year. The improvement in gross margin for software subscriptions revenues was primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses. The gross margin for other revenues was 14% and 27% for the three months ended June 30, 2017 and 2016, respectively, and 14% and 25% for the six months ended June 30, 2017 and 2016, respectively. The decrease in gross margin for other revenues was due primarily to the transition from the agency model to direct sale model for phones. Adjusting for the new direct model, on a comparable basis, gross margin would have been 1.4% higher year over year.

We expect our software subscription revenues gross margin to remain relatively consistent.  We expect a decrease in other revenues gross margin due to transitioning from the agency model to the direct sale model effective January 2017, which resulted in a move from a net to a gross presentation of other revenue and associated costs.

Research and Development

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$18,617	$16,681	$1,936	12%	$35,704	$31,607	$4,097	13%
Percentage of total revenues	16%	18%			15%	18%

Research and development expenses increased by $1.9 million, or 12%, for the three months ended June 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $1.8 million, overhead costs to support our research and development efforts of $0.1 million, and professional fees of $0.1 million. The increase in personnel cost was primarily due to an increase in average headcount of 23% and higher share-based compensation expense of $0.5 million.

Research and development expenses increased by $4.1 million, or 13%, for the six months ended June 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $3.0 million, overhead costs to support our research and development efforts of $0.8 million, and professional fees of $0.2 million. The increase in personnel cost was primarily due to an increase in average headcount of 23% and higher share-based compensation expense of $0.7 million.

The increases for the three and six months ended June 30, 2017 in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our cloud-based and mobile applications.  We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.

Sales and Marketing

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing	$60,794	$45,662	$15,132	33%	$119,688	$87,490	$32,198	37%
Percentage of total revenues	51%	50%			52%	49%

Sales and marketing expenses increased by $15.1 million, or 33%, for the three months ended June 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $9.6 million, indirect channel commissions of $3.0 million, overhead costs to support our marketing efforts of $1.4 million, professional fees of $0.7 million, and training and travel costs of $0.7 million. The increase in personnel cost was primarily due to an increase in average headcount of 36% and higher share-based compensation expense of $1.3 million.

Sales and marketing expenses increased by $32.2 million, or 37%, for the six months ended June 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $18.8 million, indirect channel commissions of $5.9 million, overhead costs to support our marketing efforts of $2.8 million, advertising and marketing costs of $2.3 million, training and travel costs of $1.9 million, and professional fees of $0.6 million. The increase in personnel cost was primarily due to an increase in average headcount of 33% and higher share-based compensation expense of $2.7 million.

The increases for the three and six months ended June 30, 2017 in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new and larger customers and establish brand recognition to achieve greater penetration into the North American and European markets. Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, Europe, and other markets.

General and Administrative

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General and administrative	$18,007	$13,441	$4,566	34%	$33,812	$27,465	$6,347	23%
Percentage of total revenues	15%	15%			15%	15%

General and administrative expenses increased by $4.6 million, or 34%, for the three months ended June 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $3.3 million, training and travel costs of $0.5 million, and business fees and taxes of $0.2 million. The increase in personnel cost was primarily due to an increase in average headcount of 10% and higher share-based compensation expense of $1.1 million.

General and administrative expenses increased by $6.3 million, or 23%, for the six months ended June 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $5.4 million, training and travel costs of $0.9 million, and business fees and taxes of $0.2 million, partially offset by a decrease in professional fees of $0.6 million and overhead costs of $0.2 million. The increase in personnel cost was primarily due to an increase in average headcount of 11% and higher share-based compensation expense of $1.6 million.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth.

Other Income and Expense, net

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest expense	$(9)	$(193)	$184	95%	$(88)	$(409)	$321	78%
Other income (expense), net	578	(1,217)	1,795	147%	700	(1,584)	2,284	144%
Other income (expense), net	$569	$(1,410)	$1,979	140%	$612	$(1,993)	$2,605	131%

Other income (expense), net increased by $2.0 million and $2.6 million for the three and six months ended June 30, 2017 as compared to the respective periods of the prior year primarily due to lower interest expense due to the repayment of our debt in February 2017, and foreign currency gains driven by the significant increase in the Canadian dollar relative to the US dollar.

Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, we had $167.0 million and $160.4 million, respectively, of cash and cash equivalents. Since our initial public offering in 2013 and our follow-on offering in early 2014, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Generally, 74% of our total billings are collected through credit card payments received at the beginning of each subscription period, which is monthly for the majority of our customers.  As we continue to move up market, the number and size of customers with annual or multi-year contracts is increasing and those who opt for annual invoicing is also increasing.  For these customers, we generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Therefore, a source of our cash provided by operating activities is our deferred revenue, which is included within our condensed consolidated balance sheet as a liability.  Deferred revenue consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue ratably over the term of agreement.  As of June 30, 2017 and December 31, 2016, we had deferred revenue of $53.4 million and $45.2 million, respectively.

As of December 31, 2016, the carrying value of our debt totaled $14.8 million, which was paid in full in February 2017 as discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, international expansion, sales and marketing, research and development, litigation, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash equivalents are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity offerings or through additional debt financing. We may in the future make investments in or acquisitions of businesses or technologies, which could also require us to seek additional equity or debt financing. Additional financing sources may not be available on terms favorable to us or at all.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$17,452	$14,681
Net cash used in investing activities	(11,772)	(7,017)
Net cash provided by financing activities	1,310	2,616
Effect of exchange rate changes on cash and cash equivalents	(330)	(77)
Net increase in cash and cash equivalents	$6,660	$10,203

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $17.5 million for the six months ended June 30, 2017. Cash provided by operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software, the amount and timing of customer collections, as well as the amount and timing of disbursements to our vendors.

Net cash provided by operating activities resulted from source of cash from operating assets and liabilities of $3.7 million, which was primarily driven by cash receipts and prepayments from customers and carriers, offset by the timing of cash payments to vendors. Additionally, net cash provided by operating activities were driven by $28.0 million of non-cash adjustments, primarily consisting of $19.6 million in share-based compensation, $7.8 million in depreciation and amortization, and $1.0 million of bad debt expense, offset by net loss of $14.3 million.

Net cash provided by operating activities for the six months ended June 30, 2017 increased by $2.8 million as compared to the respective period of the prior year primarily due to an increase in non-cash adjustments of $4.7 million, partially offset by the decrease in changes in operating assets and liabilities of $1.9 million. The $1.9 million decrease in cash resulting from changes in operating assets and liabilities was primarily driven by the timing of cash payments to vendors, and cash receipts and prepayments from customers and carriers.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures, including costs incurred related to internal-use software, that are necessary to support our increasing customer base and headcount levels in all functions of our business.

Net cash used in investing activities was approximately $11.8 million for the six months ended June 30, 2017 as compared to approximately $7.0 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, cash used in investing activities was primarily due to $8.8 million in purchases of property and equipment mainly to expand our leased facilities, $3.5 million of personnel-related costs associated with the development of internal-use software, partially offset by $0.5 million of proceeds received from the release of restricted investments.

Net cash used in investing activities for the six months ended June 30, 2017 increased by $4.8 million as compared to the respective period of the prior year primarily due to purchases of property and equipment and costs associated with the development of internal-use software.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and borrowings under the SVB Agreement.

Net cash provided by financing activities was approximately $1.3 million for the six months ended June 30, 2017 as compared to approximately $2.6 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, cash provided by financing activities was primarily due to $17.4 million in proceeds from the issuance of shares in connection with our stock plans, partially offset by repayment of debt of $14.8 million and capital lease payments of $0.2 million.

Net cash provided by financing activities for the six months ended June 30, 2017 decreased by $1.3 million as compared to the respective period of the prior year primarily due to the repayment of our debt of approximately $13.0 million partially offset by an increase of $11.3 million in proceeds from the issuance of shares in connection with our stock plans.

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

Off-balance Sheet Arrangements

During the six months ended June 30, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our European expansion, we have begun to charge customers in Euro and expect to add additional currencies in the future, however, this impact has not been significant in the second quarter of 2017. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, the U.K., Switzerland, the Netherlands, China, Ireland, Singapore, Australia, Italy, Japan, Spain, Brazil, and Hong Kong. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments.  In 2016, we entered into long-term intercompany loan agreements with our U.K. subsidiary, resulting in the foreign currency transaction gains and losses generated on remeasurement of our intercompany balances with the U.K. subsidiary being reported in other comprehensive income rather than through net loss.  For the six months ended June 30, 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $0.5 million on our condensed consolidated financial statements. During fiscal 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $4.5 million on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $167.0 million and $160.4 million as of June 30, 2017 and December 31, 2016, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

As of June 30, 2017, we had no current or long-term debt. Our debt was repaid in full in February 2017. As of December 31, 2016, we had approximately $14.8 million in current and long-term debt. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of June 30, 2017, we did not have any accrued liabilities recorded for such loss contingencies.

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against us in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by our customers when sending facsimile transmissions over our system (“Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, we filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, we filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on our Petition.  On October 7, 2016, the Court granted our motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed our motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, we filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted our motion to dismiss with prejudice and concurrently dismissed our motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017.  SPS’s opening brief on appeal must be filed by November 6, 2017, our opposition brief must be filed by December 5, 2017, and SPS’s optional reply brief must be filed within 21 days of our opposition brief.  It is too early to predict the outcome of this Lawsuit. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. filed in the U.S. District Court for the Eastern District of Texas two actions against us alleging infringement of US Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application.  The plaintiffs seek a declaration that RingCentral has infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. This litigation is still in its earliest stages. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. We intend to vigorously defend against this lawsuit.

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

We have incurred substantial net losses since our inception, including net losses of $14.3 million for the six months ended June 30, 2017, $29.3 million for fiscal 2016, $32.1 million for fiscal 2015, and $48.3 million for fiscal 2014, and had an accumulated deficit of $253.8 million as of June 30, 2017. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.

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

Although we were incorporated in 1999, we did not formally introduce RingCentral Office, our current flagship product, until 2009. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenues from existing customers as they add users and, in the future, purchase additional functionalities and premium editions;
•	successfully expand our business to larger customers;
•	successfully expand our business internationally;
•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our services, products and applications through research and development and third-party service providers;
•	successfully compete in our markets;
•	continue to innovate and expand our offerings;
•	continue our relationship with carriers and our other resellers;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our subscriptions; and
•	hire, integrate, and retain professional and technical talent.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and resellers, expand our existing customers’ user base, and attract new customers;
•	our ability to introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth;
•	our ability to successfully penetrate the market for larger businesses;
•	the mix of annual and multi-year subscriptions at any given time;
•	the timing, cost, and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost, and capital expenditures related to the operation, maintenance and expansion of our business;
•	service outages or information security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenues and appropriately plan our expenses;
•	our ability to realize our deferred tax assets;
•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses, and our ability to successfully manage any such acquisitions;
•	the impact of foreign currencies on our business as we expand our business internationally; and
•	the impact of worldwide economic, political, industry, and market conditions.

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

The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, ShoreTel, Inc. (which recently announced an agreement to be acquired by Mitel Networks Corporation), Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as BroadSoft, Inc. and their resellers that license their software. In addition, certain of our resellers are also our competitors.  AT&T, BT, and TELUS, for example, each serve as resellers to us but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution.  In recent months, new subscriptions for our solution by AT&T have declined and could continue to decline or cease altogether in the current fiscal year or future periods. In addition, AT&T may transition some or all of its existing customers from our solution.  We also face competition from other cloud companies such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., Fuze (formerly Thinking Phone Networks), Intermedia.net, Inc., j2 Global, Inc., Jive Communications, Inc., Microsoft Corporation (Skype for Business and Microsoft Teams), Nextiva, Inc., Slack Technologies, Inc., Vonage Holdings Corp., and West Corporation as well as from established communications providers, such as AT&T, Verizon Communications Inc., and Comcast Corporation in the United States, TELUS and

others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software and hosted solutions, and they may develop and/or host their own solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google), Facebook, Inc., and Oracle Corporation, any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.  In addition, in 2016 we began selling a contact center solution.  We face competition with respect to this solution from contact center providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya, Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., Interactive Intelligence, Inc., and NewVoiceMedia.

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

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We serve our customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland.  We also use third-party co-location facilities in the U.K., Australia, Singapore and Brazil, and we plan to add third-party co-location facilities in Canada and Japan by the end of 2017, to serve our customers in these regions. In addition, RCLEC uses seven third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our services. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

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

On March 12, 2015, the FCC released an order reclassifying both wired and wireless broadband Internet access as a telecommunications service, subject to certain provisions of Title II of the Communications Act, including most significantly prohibiting unjust or unreasonable practices or discrimination but not regulating rates. The new rules, which went into effect on June 12, 2015, specifically prohibit broadband providers from blocking access to legal content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, application, services, or non-harmful devices; and engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. A number of companies and trade associations filed legal appeals seeking to overturn the new rules. On June 14, 2016, the United States Court of Appeals for the District of Columbia Circuit (“DC Circuit”) issued a 2-1 decision upholding the FCC’s order.  On July 29, 2016, a number of telecommunications companies and trade associations asked the full DC Circuit to rehear the case.  In addition, on May 23, 2017, the FCC issued a Notice of Proposed Rulemaking proposing to reclassify broadband Internet access as an information service, subject to limited regulation by the FCC but increased oversight by the Federal Trade Commission. We cannot predict whether the rules adopted in 2015 will be modified, overturned or vacated by legal action of the court or FCC.  If so, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

Our operations depend on our ability to protect our production services from interruption or damage from unauthorized entry, computer viruses or other events beyond our control. We have from time to time been subject to communications fraud and cyber-attacks by malicious actors, and denial of service, or DoS, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, or data loss. Also, our subscriptions are web-based, the amount of data we store for our users on our servers has been increasing as our business has grown, we now host services, which includes hosting customer data, both in co-located data centers and public cloud services such as Amazon Web Services, and our Glip product allows users to store files, tasks, calendar events, and conversations indefinitely on our service.  As a result of maintaining larger volumes of data and user files and/or as a result of our continued move upmarket and acquisition of larger and more recognized customers, we may become a more attractive target for hackers and other malicious actors. In addition, we use third-party vendors which in some cases have access to our data and our customers’ data. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors’ computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems that are caused by or through our or our vendors, customers, employees, business partners, consultants or other Internet users who attempt to invade our or our vendors’ public and private computers, tablets, mobile devices, software, data networks, or voice networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. We rely on encryption and authentication technology to ensure secure transmission of and access to confidential information, including customer credit card numbers, debit card numbers, direct debit information, customer communications, and files uploaded by our customers. Advances in computer capabilities, new discoveries in the field of cryptography, discovery of software bugs, social engineering activities, or other developments may result in a compromise or breach of the technology we use to protect our data and our customer data, or of the data itself.

Additionally, third parties have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants, or customers into disclosing sensitive information, such as user names, provisioning data, customer proprietary network information, or CPNI, or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, our customers or customer information, or our information technology systems. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems, change and evolve frequently and may not be recognized until launched against a target.  We may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information could result in significant liability to us, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

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

It is critical to our business that our employees’, strategic partners’ and customers’ sensitive information remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber attack or other information security incident, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations, or increased cybersecurity protection costs that may have a material adverse effect on our business. In addition, a cybersecurity breach of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above.

Laws, regulations, and enforcement actions relating to security and privacy information continue to evolve. It is possible that, in order to support changes to applicable laws and to support our expansion of sales into new geographies or into new industry segments, we will need to increase or change our cyber security systems and expenditures. Further, it is possible that changes to laws and regulations relating to security and privacy may make it more expensive to operate in certain jurisdictions and may increase the risk of our not being in compliance with such changing laws and regulations.

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

There has been substantial litigation in the areas in which we operate regarding intellectual property rights. For instance, we have recently and in the past been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 110 issued U.S. patents, which expire between 2026 and 2035. We also have 54 patent applications pending examination in the U.S., and 21 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard, or PCI DSS, in the United States, Canada and the U.K. If we fail to maintain compliance with current merchant standards, such as PCI DSS, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and personal identification numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. This usage can result in, among other things, substantial bills to our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and expense that we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our subscriptions are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition, and ability to grow our business.

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

In the future, we intend to implement a billing system or internally develop an enhanced billing system, to replace our current internally developed billing system. We may also implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities, and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

To date, we have not generated significant revenues from outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries, including software development operations in Russia and China, and software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines. We have also recently begun selling our solutions to customers in other countries in the EU and we expect to grow our international presence in the future, including through the expansion of our Global Office solution and sales of our solutions to customers internationally. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

Article 50 of the Treaty of the EU, or Article 50, allows a member state to decide to withdraw from the EU in accordance with its own constitutional requirements. On March 29, 2017, the U.K. government delivered the Article 50 notice to the European Council. This has started a period of up to two years of negotiations for the U.K. to exit from the EU, although this period can be extended with the unanimous agreement of the European Council (requiring unanimity among all other EU Member States). Without any such extension (and assuming that neither the terms of withdrawal nor any transitional arrangements have already been agreed), the U.K.'s membership in the EU would end automatically on the expiration of that two-year period.

The delivery of the Article 50 notice means that the long-term nature of the U.K.'s relationship with the EU is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the U.K. and the EU, which could adversely affect our results, financial condition and prospects.

The U.K. government has commenced negotiations in connection with the U.K.’s exit from the EU.  There is, however, considerable uncertainty as to whether the arrangements for the U.K. to leave the EU will be agreed upon within the two-year period and, if not, whether an extension of that time period would be agreed upon. There is also a risk of the U.K.'s exit from the EU being affected without mutually acceptable terms being agreed and that any terms of such exit could adversely affect our operating results, financial condition and prospects.

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

Brexit has also created uncertainty with regard to the regulation of data protection in the U.K. In the immediate term, the U.K. will remain bound by the European General Data Protection Regulation (“GDPR”) following its exit from the EU since the U.K. government has announced its intention to enact a ‘Repeal Bill’ which enshrines all EU law into domestic U.K. legislation together with a Data Protection Bill that provides for the implementation of the GDPR.  While the U.K. Information Commissioner’s Office has announced that there are no plans to dilute U.K. data protection laws, it is less certain how data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated.

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

State Regulation

States currently do not regulate our Internet voice communications subscriptions, which are considered to be nomadic because they can be used from any broadband connection. However, a small number of states have ruled that non-nomadic Internet voice communications services may or do fall within the definition of “telecommunications services” and therefore those states assert that they have jurisdiction to regulate the service. No states currently require certification for nomadic Internet voice communications service providers. Even if a state does not require Internet voice communications service providers to be certified, a number of states require us to register as a VoIP provider, contribute to state USF, contribute to E-911 and pay other surcharges and annual fees that fund various utility commission programs, while others are actively considering extending their public policy programs to include the subscriptions we provide. We pass USF, E-911 fees and other surcharges through to our customers, which may result in our subscriptions becoming more expensive or require that we absorb these costs. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to Internet voice communications subscriptions like ours.

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

International Regulation

As we expand internationally, we may be subject to telecommunications, consumer protection, data protection and other laws and regulations in the foreign countries where we offer our subscriptions. Internationally, we currently offer our subscriptions in Canada, the U.K., and several European countries. We have also launched our new Global Office solution, enabling our multinational customers in the U.S., U.K., and Canada to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, and other laws and regulations in additional countries as we continue to expand our Global Office solution internationally.

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

As a provider of electronic communications services in the U.K., we, through our subsidiary, are subject to regulation in the U.K. by the Office of Communications, or Ofcom. Some of these regulatory obligations include providing access to emergency call services (“E999/112”) without charge; providing access to operator assistance, directories and directory enquiry services, offering contracts with minimum terms, providing and publishing certain information transparently, providing itemized billing, protecting customer information (including personal data); porting phone numbers upon a valid customer request and implementing a code of practice. We are required to comply with laws and matters relating to, among other things, competition law, distance selling, telecommunications, e-commerce, and consumer protection. We must also comply with various reporting and recordkeeping requirements. The requirement to comply with such laws and any future legal or regulatory changes could adversely affect our business and expose us to liability.

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

We process, store, and use personal information and other data, which subjects us and our customers to a variety of evolving international statutes, governmental regulation, industry standards and self-regulatory schemes, contractual obligations, and other legal obligations related to privacy and data protection, which may increase our costs, decrease adoption and use of our products and subscriptions and expose us to liability.

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

Within the EU, strict laws already apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data. The EU model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. With regard to transfers of personal data from our European customers to the U.S., we have taken contractual and other measures designed to ensure adequate protection for the personal data transferred from the European Economic Area (“EEA”) to the U.S., including, where appropriate, the implementation of Model Clause agreements. Historically, RingCentral had self-certified to the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S.  However, as a result of the October 6, 2015 Court of Justice of the European Union, or CJEU, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “CJEU Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA. A new framework was agreed by the EU and U.S. authorities to replace the invalidated Safe Harbor Framework known as “Privacy Shield”.  On July 12, 2016, the Privacy Shield was formally adopted by the European Commission.  In light of the CJEU Ruling, it is possible that some of the other adequate protection measures we have adopted to legitimize the transfer of personal data may also be vulnerable to challenge in the same vein as those that were applicable to the Safe Harbor Framework. We anticipate engaging in additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EEA to the U.S., and may find it necessary or desirable to make other changes to our personal data handling in light of the CJEU Ruling. These changes may entail, for example, adopting additional measures to ensure that the other adequate protection measures remain compliant. We may be unsuccessful in establishing compliant means for us to transfer such personal data from the EEA or otherwise responding to the CJEU Ruling, and we may experience reluctance or refusal by European or multinational customers to use our solutions as a result of the CJEU Ruling. We may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EU are legitimized under EU Directive 95/46/EC and applicable member states’ implementations thereof.

Additionally, the EU General Data Protection Regulation (“GDPR”) has been implemented and is set to enter into full force in May 2018.  The GDPR strengthens the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. Following the Brexit vote, the U.K. government invoked Article 50 of the Treaty of Lisbon, thereby triggering the two-year negotiation period for exiting the EU. The U.K. will likely leave the EU on March 29, 2019 and transitional provisions may or may not be put in place to ease the process. While it is impossible to tell exactly how Brexit will impact the regulatory landscape at this point, it may ultimately impact the U.K. business. There is some uncertainty regarding the future of data protection legislation in the U.K. following Brexit.  There is likely to be some overlap between the GDPR coming into force and the United Kingdom leaving the EU.  The U.K. Government has, however, announced its intention to pass legislation which incorporates all existing EU data protection legislation into the U.K.’s domestic legislation, notwithstanding Brexit, meaning that even after the U.K. has exited the EU, our applicable entities and operations likely will be bound to comply with the provisions of the GDPR.  One anticipated consequence of the GDPR coming into force is that the Model Clause agreements that have been approved by the European Commission will need to be updated to reflect the GDPR’s requirements.  This means that we may need to revise our existing arrangements to ensure that personal data transfers from the EEA to the U.S. remain compliant, and we may incur additional compliance costs.

The European Commission has also proposed new legislation to enhance privacy protections for users of communications services and to enhance protection for individuals against online tracking technologies.  The proposed legislation, the Regulation on Privacy and Electronic Communications (or e-Privacy Regulation), is currently undergoing legislative scrutiny, and the European Commission intends to achieve its adoption and implementation by May 25, 2018.  It is not yet clear if this timeline is achievable, but, when introduced, the e-Privacy Regulation is expected to impose greater potential liabilities upon communications service providers, including potential fines for the most serious of breaches of the greater of €20 million or 4% of worldwide annual turnover.  New rules introduced by the e-Privacy Regulation are likely to include enhanced consent requirements for communications service providers in order to use communications content and communications metadata to deliver value added services, and these may affect our future business growth in the EU.

As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. Canadian, anti-spam legislation, or CASL, prescribes certain rules regarding the use of electronic messages for commercial purposes and imposes certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to $10 million, and the CRTC has begun actively enforcing the law and penalization non-compliant organizations. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts, and industry standards may affect our ability to provide all the current features of our products and subscriptions and our customers’ ability to use our products and subscriptions, and could require us to modify the features and functionality of our products and subscriptions. In 2015, Canada’s privacy legislation was amended to implement mandatory data breach notification requirements and fines of up to $100,000 per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. The amendments will not become in force until such time as related regulations are created and approved, which currently is expected as early as fall 2017. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit, and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share, and disclose data with others through our products and subscriptions. In June 2017, the Government of Canada announced the suspension of the coming into force of a private right of action that was included under CASL that was originally scheduled to come into force on July 1, 2017.  The Canadian Government’s notice did not indicate if or when the private right of action will come into force in the future.  The Canadian Government notice did state the government’s intention to review CASL in the future but no specific start date for the review was provided nor was the scope of the review detailed. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm our business.

Our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store personal information.

There are numerous federal and state laws governing the privacy and security of personal information. In particular, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Ring Central acts as a "Business Associate" through our relationships with our customers and is thus directly subject to certain provisions of HIPAA.  In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship.

Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA, or with contractual obligations under any Business Associate Agreement may lead to significant fines, civil and criminal penalties, or liabilities. The U.S. Department of Health and Human Services ("HHS") audits the compliance of Business Associates and enforces HIPAA privacy and security standards.  HHS enforcement activity has become more significant over the last few years and HHS has signaled its intent to continue this trend. In addition to HHS, state attorneys general are authorized to bring civil actions seeking either injunctions or damages to the extent violation implicate the privacy of state residents.

We have implemented policies and procedures to assist us to comply with applicable privacy-related laws and regulations and our contractual obligations, but we cannot provide assurance regarding how these regulations will be interpreted as they apply to our operations. Regulation of personal information is evolving and new laws could further impact how we handle personal information or could require us to incur additional compliance costs, either of which could have an adverse impact on our operations.

Further, our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand. Privacy-related concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our subscriptions, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our subscriptions effectively. Even the perception of privacy-related concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which will supersede nearly all existing revenue recognition guidance. Although the new standard permits early adoption as early as January 1, 2017, the effective date of the new revenue standard is January 1, 2018.  The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We will adopt the new revenue guidance in the first quarter of 2018 and anticipate using the modified retrospective approach. We continue to assess the new standard along with industry trends and internal progress and may adjust our implementation plan and methodology to use the full retrospective method. Under the new standard, we expect to capitalize certain sales commission costs and in some cases recognize revenue earlier for subscription plans with free periods and products sold at discounts. The impact of adopting the new standard on our total revenues is not expected to be material. However, we anticipate the most significant impact of adopting the new standard primarily relates to the deferral of sales commissions, which previously were expensed as incurred and to the incremental disclosure requirements. Adoption of this standard will also require changes to our business processes, systems and controls to support the new revenue recognition guidance.  We are in the process of implementing such changes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Commercial Lease Agreement, dated May 17, 2017, by and between the Company and TG Brothers, LLC.	Filed herewith
10.2+	Offer Letter by and between the Company and Mitesh Dhruv, dated March 1, 2012.	Filed herewith
10.3+	Form of Director and Executive Officer Indemnification Agreement.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

+	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RingCentral, Inc.

Date: August 7, 2017	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial and Accounting Officer)