Form 10-Q
period 2017-09-30
RingCentral Inc
filed 2017-11-09
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, there were 64,926,208 shares of Class A Common Stock issued and outstanding and 12,425,998 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$172,306	$160,355
Accounts receivable, net	39,731	30,243
Prepaid expenses and other current assets	22,185	15,313
Total current assets	234,222	205,911
Property and equipment, net	41,638	31,994
Goodwill	9,393	9,393
Acquired intangibles, net	1,612	2,244
Other assets	2,575	3,087
Total assets	$289,440	$252,629
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,956	$7,810
Accrued liabilities	53,668	48,322
Current portion of capital lease obligation	—	181
Current portion of long-term debt	—	14,528
Deferred revenue	57,696	45,159
Total current liabilities	121,320	116,000
Long-term debt	—	312
Sales tax liability	2,767	3,077
Other long-term liabilities	3,409	3,199
Total liabilities	127,496	122,588

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock	8	7
Additional paid-in capital	418,588	366,800
Accumulated other comprehensive income	2,903	2,737
Accumulated deficit	(259,555)	(239,503)
Total stockholders' equity	161,944	130,041
Total liabilities and stockholders' equity	$289,440	$252,629

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Software subscriptions	$119,401	$91,853	$333,501	$257,898
Other	10,363	4,986	27,490	17,323
Total revenues	129,764	96,839	360,991	275,221
Cost of revenues
Software subscriptions	22,912	19,211	64,970	54,107
Other	7,872	4,244	22,681	13,452
Total cost of revenues	30,784	23,455	87,651	67,559
Gross profit	98,980	73,384	273,340	207,662
Operating expenses
Research and development	19,082	16,490	54,786	48,097
Sales and marketing	67,071	50,306	186,759	137,796
General and administrative	19,073	13,649	52,885	41,114
Total operating expenses	105,226	80,445	294,430	227,007
Loss from operations	(6,246)	(7,061)	(21,090)	(19,345)
Other income (expense), net
Interest expense	(6)	(176)	(94)	(585)
Other income (expense), net	613	(696)	1,313	(2,280)
Other income (expense), net	607	(872)	1,219	(2,865)
Loss before income taxes	(5,639)	(7,933)	(19,871)	(22,210)
Provision for income taxes	73	46	181	153
Net loss	$(5,712)	$(7,979)	$(20,052)	$(22,363)
Net loss per common share
Basic and diluted	$(0.07)	$(0.11)	$(0.26)	$(0.31)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	76,915	73,285	75,815	72,669

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(5,712)	$(7,979)	$(20,052)	$(22,363)
Other comprehensive loss
Foreign currency translation adjustments	88	665	166	2,341
Comprehensive loss	$(5,624)	$(7,314)	$(19,886)	$(20,022)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(20,052)	$(22,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,929	10,749
Share-based compensation	30,504	22,603
Foreign currency remeasurement (gain) loss	(700)	2,450
Provision for bad debt	1,508	458
Deferred income taxes	(18)	(4)
Other	123	464
Changes in assets and liabilities:
Accounts receivable	(10,996)	(4,878)
Prepaid expenses and other current assets	(6,872)	(2,434)
Other assets	1,419	201
Accounts payable	2,168	(2,470)
Accrued liabilities	9,426	13,737
Deferred revenue	12,537	6,080
Other liabilities	(100)	(2,157)
Net cash provided by operating activities	30,876	22,436
Cash flows from investing activities
Purchases of property and equipment	(15,886)	(9,634)
Capitalized internal-use software	(5,432)	(1,515)
Restricted investments	530	—
Net cash used in investing activities	(20,788)	(11,149)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	19,685	8,268
Payment of holdback from Glip acquisition	—	(1,500)
Taxes paid related to net share settlement of equity awards	(2,125)	(131)
Repayment of debt	(14,840)	(2,813)
Repayment of capital lease obligations	(181)	(269)
Net cash provided by financing activities	2,539	3,555
Effect of exchange rate changes on cash and cash equivalents	(676)	(40)
Net increase in cash and cash equivalents	11,951	14,802
Cash and cash equivalents
Beginning of period	160,355	137,588
End of period	$172,306	$152,390
Supplemental disclosure of cash flow data
Cash paid for interest	$116	$568
Cash paid for income taxes	$188	$190
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$1,204	$2,617
Issuance of common stock for achievement of Glip related matters	$3,260	$1,080

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB permits companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

The Company continues to evaluate the potential changes from adopting the new standard on its financial statements and disclosures. The Company is in the process of implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under the new standard. Based on this evaluation, the Company will adopt the requirements of the new standard in the first quarter of 2018. The Company currently anticipates adopting the standard using the full retrospective transition method. Additionally, as the Company continues to assess the new standard along with industry trends and internal progress, the Company may adjust its implementation plan and methodology accordingly.

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

Note 3. Other Revenue and Cost of Revenue

For the three and nine months ended September 30, 2017 and 2016, the majority of other revenues consisted of product revenues from sales of phones.  Product revenues were $6.9 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively, and $19.1 million and $10.0 million for the nine months ended September 30, 2017 and 2016. Product cost of revenues were $6.2 million and $3.4 million for the three months ended September 30, 2017 and 2016, respectively, and $18.2 million and $11.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Cash	$62,283	$40,908
Money market funds	110,023	119,447
Total cash and cash equivalents	$172,306	$160,355

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accounts receivable	$36,594	$25,687
Unbilled accounts receivable	3,970	4,990
Allowance for doubtful accounts	(833)	(434)
Accounts receivable, net	$39,731	$30,243

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Prepaid expenses	$14,473	$9,780
Inventory	158	63
Other current assets	7,554	5,470
Total prepaid expenses and other current assets	$22,185	$15,313

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Computer hardware and software	$71,312	$61,546
Internal-use software development costs	16,047	9,931
Furniture and fixtures	5,977	4,508
Leasehold improvements	4,252	2,596
Total property and equipment	97,588	78,581
Less: accumulated depreciation and amortization	(55,950)	(46,587)
Property and equipment, net	$41,638	$31,994

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued compensation and benefits	$18,483	$14,041
Accrued sales, use and telecom related taxes	8,698	7,220
Accrued marketing	7,397	5,082
Other accrued expenses	19,090	21,979
Total accrued liabilities	$53,668	$48,322

The carrying values of intangible assets are as follows (in thousands):

			September 30, 2017		December 31, 2016
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 years	$840	$840	—	$660	$180
Developed technology	5 years	3,010	1,398	1,612	946	2,064
Total acquired intangible assets		$3,850	$2,238	$1,612	$1,606	$2,244

Amortization expense from acquired intangible assets for the three months ended September 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively. Amortization expense from acquired intangible assets for the nine months ended September 30, 2017 and 2016 was $0.6 million and $0.8 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the condensed consolidated statements of operations.  At September 30, 2017, the weighted average amortization period for developed technology was approximately 2.7 years.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2017 (remaining)	150
2018	602
2019	602
2020	258
Total estimated amortization expense	$1,612

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$110,023	$110,023	$—	$—

	Balance at
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,447	$119,447	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

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

The initial fair value of the milestone based earn out liability was determined to be $2.3 million using various estimates, including probabilities of achievement and discount rates.  During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company issued 40,113 shares and 45,893 shares of the Company’s Class A common stock, respectively, to settle certain milestones achieved.  Based on the completion of milestones for the nine months ended September 30, 2017, the estimated fair value of the remaining milestones based earn out liability was $0.5 million and $1.9 million at September 30, 2017 and December 31, 2016, respectively, which is classified as a current liability in the condensed consolidated balance sheets.

Additionally, under the terms of the acquisition, the Company may also pay up to $2.0 million in payments at the end of a two-year period to certain Glip employees, who continue to be employees of the Company, which were accounted for as a post-combination expense. The Company paid the bonus in full during the three months ended June 30, 2017. At December 31, 2016, the contingent payment liability was $1.4 million and was classified as a current liability in the condensed consolidated balance sheet.

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

Note 8. Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating leases for its U.S. and international locations with lease periods expiring through December 2023.  In addition, the Company leases space from third-party datacenter hosting facilities under co-location agreements to support its cloud infrastructure.  The Company leases space for its corporate headquarters in Belmont, California through July 2021.

Sales Tax Liability

The Company regularly increases its sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in-state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of September 30, 2017 and December 31, 2016, the Company had a long-term sales tax liability of $2.8 million and $3.1 million, respectively, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recorded a current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $8.2 million and $6.0 million as of September 30, 2017 and December 31, 2016, respectively, which is included in accrued liabilities in the condensed consolidated balance sheets.

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

TCPA Matter

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against the Company in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over the Company’s system (“Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, the Company filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, the Company filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on the Company’s Petition.  On October 7, 2016, the Court granted the Company’s motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed the Company’s motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, the Company filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted the Company’s motion to dismiss with prejudice and concurrently dismissed the Company’s motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017.  SPS’s opening brief on appeal was due on November 6, 2017; however, SPS filed a request for a 30 day extension which was granted by the Court. SPS’s opening brief on appeal is now due on December 6, 2017. The Company’s opposition brief must be filed by January 5, 2018, and SPS’s optional reply brief must be filed within 21 days of the Company’s opposition brief. It is too early to predict the outcome of this Lawsuit. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

Patent Infringement Matter

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. filed in the U.S. District Court for the Eastern District of Texas two actions against the Company alleging infringement of U.S. Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application.  The plaintiffs seek a declaration that the Company has infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. On October 9, 2017, the Company filed a motion to dismiss or transfer requesting that the case be transferred to the United States District Court for the Northern District of California. In response to the motion, plaintiffs filed a first amended complaint on October 24, 2017. This litigation is still in its earliest stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenues	$1,026	$859	$2,821	$2,324
Research and development	2,598	1,996	6,799	5,491
Sales and marketing	4,105	3,023	11,556	7,791
General and administrative	3,213	2,511	9,328	6,997
Total share-based compensation expense	$10,942	$8,389	$30,504	$22,603

A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options	$1,489	$2,382	$5,632	$7,366
Employee stock purchase plan rights	494	527	1,473	1,375
Restricted stock units	8,959	5,480	23,399	13,862
Total share-based compensation expense	$10,942	$8,389	$30,504	$22,603

Equity Incentive Plans

As of September 30, 2017, a total of 10,639,562 shares remained available for grant under the 2013 Equity Incentive Plan (“2013 Plan”). A summary of option activity under all of the Company’s equity incentive plans at September 30, 2017 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2016	7,384	$10.59	5.3	$74,065
Granted	25	23.99
Exercised	(1,501)	10.66
Canceled/Forfeited	(326)	16.16
Outstanding at September 30, 2017	5,582	$10.31	4.4	$175,619
Vested and expected to vest as of September 30, 2017	5,474	$10.18	4.4	$172,803
Exercisable as of September 30, 2017	4,673	$9.14	4.4	$152,402

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average grant date fair value per share	$-	$9.22	$9.08	$6.70
Total intrinsic value of options exercised	$9,489	$2,561	$32,752	$6,956

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield. No options were granted for the three months ended September 30, 2017. The weighted-average assumptions used in the option pricing model in the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected term for employees (in years)	-	4.7	4.4	4.7
Expected term for non-employees (in years)	4.8	5.8	5.0	6.1
Risk-free interest rate	1.9%	1.1%	1.8%	1.1%
Expected volatility	42.4%	46.4%	43.7%	47.2%
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2017, there was approximately $5.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 1.6 years.

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

As of September 30, 2017, there was a total of $0.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At September 30, 2017, a total of 2,853,424 shares were available for issuance under the ESPP.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants.  RSUs issued under the 2013 Plan generally vest over four years.  A summary of activity of RSUs under the 2013 Plan at September 30, 2017 and changes during the period then ended is presented in the following table:

	Number of	Weighted-
	RSUs	Average	Aggregate
	Outstanding	Grant Date Fair	Intrinsic Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2016	3,554	$18.01	$73,261
Granted	2,544	27.30
Released	(1,255)	19.37
Canceled/Forfeited	(461)	20.46
Outstanding at September 30, 2017	4,382	$22.73	$182,963

As of September 30, 2017, there was a total of $73.9 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.8 years.

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

Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenues were derived from the U.S. during the three and nine months ended September 30, 2017 and 2016.

Generally, over 70% of the Company’s total billings are collected through credit card payments.  The Company’s accounts receivable balance of $39.7 million as of September 30, 2017 primarily consists of receivables due from larger customers and carriers who are billed on invoices at customary payment terms.  As the Company moves up-market and acquires larger customers, the Company expects the accounts receivable balance to increase.  At September 30, 2017 and December 31, 2016, one of the Company’s carriers accounted for 21% and 30% of the Company’s total accounts receivable, respectively.

Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At September 30, 2017 and December 31, 2016, more than 85% and 87% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. with no single country outside of the U. S. representing more than 10% of the Company’s consolidated long-lived assets.

Note 11. Income Taxes

The provision for income taxes for the three months ended September 30, 2017 and 2016, was $73,000 and $46,000, respectively, and consisted primarily of state minimum taxes and foreign income taxes. The provision for income taxes for the nine months ended September 30, 2017 and 2016 was $181,000 and $153,000, respectively. For the three and nine months ended September 30, 2017 and 2016, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable.  Additionally, the Company realized no benefit for current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of September 30, 2017 and December 31, 2016. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and nine months ended September 30, 2017, there have been no significant changes to the total amount of unrecognized tax benefits.

Note 12. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested shares of common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, and ESPP to the extent they are dilutive. For the three and nine months ended September 30, 2017 and 2016, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Net loss	$(5,712)	$(7,979)	$(20,052)	$(22,363)
Denominator
Weighted-average common shares for basic and diluted net loss per share	76,915	73,285	75,815	72,669
Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.26)	$(0.31)

The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Shares of common stock issuable under equity incentive awards outstanding	10,430	11,990	11,108	11,784
Potential common shares excluded from diluted net loss per share	10,430	11,990	11,108	11,784

Note 13. Related Party Transactions

In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at September 30, 2017 and December 31, 2016 were $1.5 million and $1.0 million, respectively. Total expenses incurred from Google Inc. were $3.9 million and $11.0 million in the three and nine months ended September 30, 2017, respectively, and $3.8 million and $9.8 million in the three and nine months ended September 30, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 28, 2017 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

We primarily generate revenues by selling software subscriptions of our RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and RingCentral Glip offerings. RingCentral Office, which offers an integrated communications and collaboration solution, is offered at monthly subscription rates, varying by the specific functionalities and services and the number of users. To support multinational enterprise customers, we introduced RingCentral Global Office (“Global Office”) as an expansion of RingCentral Office. Global Office, offered on a monthly subscription, connects workforces across 35 countries, while reducing complexity and high costs of maintaining multiple, legacy on-premise PBX systems with a single cloud solution. RingCentral Professional is inbound call management for mobile professionals offered at monthly subscription rates that vary based on the desired amount of minutes usage and extensions allotted to the plan. RingCentral Fax is offered at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan. RingCentral Contact Center is a multi-channel hosted contact center solution that integrates with RingCentral Office, offered at a monthly subscription based on three editions with varying features and capabilities.  RingCentral Glip is a team messaging and collaboration solution made available to all RingCentral Office customers, and as a stand-alone freemium offering to non-RingCentral users. Seamlessly integrated with RingCentral Office, RingCentral Glip enables a collaborative communications experience, which delivers increased work productivity and better team efficiency.  RingCentral CloudConnect is a service that allows enterprises to leverage their dedicated and private connections to exchange data directly with the RingCentral cloud. Customers use their preferred network service provider to connect to the RingCentral cloud through a private data exchange enabling lower latency, greater network reliability and availability, and added security. Recently, RingCentral introduced Rooms and Rooms Connector to bring a cloud web conferencing solution to meeting rooms for a monthly per license add-on fee. We also recently released Business Multimedia Messaging Service (“MMS”) capabilities enabling customers to send and receive images and multimedia files from their RingCentral business numbers, RingCentral Webinar, which is capable of hosting up to 3,000 attendees and 200 presenters, and RingCentral Live Reports which enables RingCentral Office customers to monitor in real time the service quality delivered to their customers, both for a monthly per license add-on fee. We also offer RingCentral Connect Platform, which is an open platform supported by Application Program Interfaces (“APIs”) and Software Development Kits (“SDKs”) that allows developers to integrate our solution with leading business applications or to customize within their own business workflows.

Our subscription plans have monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees are billed in advance via credit card or through commercial invoices with customary payment terms. We expect to bill more customers through commercial invoices, thus our level of accounts receivable may increase. As we increase the number of larger customers, we expect our level of prepayments for customers with annual or multi-year contracts to increase and, accordingly, our level of deferred revenue may increase. For the three and nine months ended September 30, 2017 and 2016, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.

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

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct sales force. Since then, we have continued investing in our direct sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of over 4,500 sales agents and channel partners who are active in selling our solutions and with whom we have direct relationships, including regional and global master agents such as Intelisys Communications, Inc. (acquired by ScanSource, Inc.), Ingram Micro Inc. (acquired by HNA Group), Sandler Partners and AVANT, Inc., national partners such as, CDW Corporation, Carousel Industries, and SHI International Corp., strategic partners such as Google, as well as carrier partners including AT&T Inc. (“AT&T”), TELUS Communications Company (“TELUS”), and BT Group plc (“BT”), which we refer to collectively as resellers. Our network of resellers includes master agents who manage other sales agents and resellers, resulting in an even larger reseller network.  We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. In the case of our carrier partners, who resell our product to multiple companies, we consider each reseller to be a single customer. We define a user as one person within a customer who has been granted a subscription license to use our services. As of September 30, 2017, we had customers from a range of industries, including advertising, financial services, healthcare, legal services, non-profit organizations, real estate, retail, technology, insurance, education, waste management, construction, security services, restaurant, software, solar, automotive dealership, managed care, hospitality, and publishing. In October of 2013, we launched our United Kingdom (the “U.K.”) operations; however, for the three and nine months ended September 30, 2017 and 2016, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally. In March 2017, we announced the expansion of RingCentral Office in 13 European countries including Austria, Belgium, Denmark, France, Ireland, Italy, Luxembourg, Netherlands, Portugal, Norway, Spain, Sweden, and Switzerland.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, who have higher life-time value and lower attrition, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $379.7 million, $296.2 million, and $219.9 million in the years ended December 31, 2016, 2015 and 2014, respectively, generating year-over-year increases of 28% and 35%, respectively.  For the nine months ended September 30, 2017 and 2016, our total revenues were $361.0 million and $275.2 million, respectively. We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $29.3 million, $32.1 million, and $48.3 million in the years ended December 31, 2016, 2015 and 2014, respectively.  For the nine months ended September 30, 2017 and 2016, our net loss was $20.1 million and $22.4 million, respectively.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated software subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our Annualized Exit Monthly Recurring Subscriptions equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions contracted at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2017 was $42.8 million. As such, our Annualized Exit Monthly Recurring Subscriptions at September 30, 2017 was $513.7 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our Annualized Exit Monthly Recurring Subscriptions, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our RingCentral Office Annualized Exit Monthly Recurring Subscriptions at September 30, 2017 was $433.7 million.

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

Our key business metrics for the five quarterly periods ended September 30, 2017 were as follows (dollars in millions):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$513.7	$478.0	$450.8	$414.4	$389.5
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$433.7	$398.9	$373.0	$341.5	$316.8

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

Quarterly Operating Expenses Trends

Operating expenses are primarily driven by employee-related expenses and by sales and marketing programs, and have been relatively consistent as a percentage of revenues. We expect this trend to continue as we acquire larger customers.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Software subscriptions	$119,401	$91,853	$333,501	$257,898
Other	10,363	4,986	27,490	17,323
Total revenues	129,764	96,839	360,991	275,221
Cost of revenues
Software subscriptions	22,912	19,211	64,970	54,107
Other	7,872	4,244	22,681	13,452
Total cost of revenues	30,784	23,455	87,651	67,559
Gross profit	98,980	73,384	273,340	207,662
Operating expenses
Research and development	19,082	16,490	54,786	48,097
Sales and marketing	67,071	50,306	186,759	137,796
General and administrative	19,073	13,649	52,885	41,114
Total operating expenses	105,226	80,445	294,430	227,007
Loss from operations	(6,246)	(7,061)	(21,090)	(19,345)
Other income (expense), net
Interest expense	(6)	(176)	(94)	(585)
Other income (expense), net	613	(696)	1,313	(2,280)
Other income (expense), net	607	(872)	1,219	(2,865)
Loss before income taxes	(5,639)	(7,933)	(19,871)	(22,210)
Provision for income taxes	73	46	181	153
Net loss	$(5,712)	$(7,979)	$(20,052)	$(22,363)

Percentage of Total Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Software subscriptions	92%	95%	92%	94%
Other	8	5	8	6
Total revenues	100	100	100	100
Cost of revenues
Software subscriptions	18	20	18	20
Other	6	4	6	5
Total cost of revenues	24	24	24	25
Gross profit	76	76	76	75
Operating expenses
Research and development	15	17	15	17
Sales and marketing	52	52	52	50
General and administrative	15	14	15	15
Total operating expenses	82	83	82	82
Loss from operations	(6)	(7)	(6)	(7)
Other income (expense), net
Interest expense	—	—	—	—
Other income (expense), net	—	(1)	—	(1)
Other income (expense), net	—	(1)	—	(1)
Loss before income taxes	(6)	(8)	(6)	(8)
Provision for income taxes	—	—	—	—
Net loss	(6)%	(8)%	(6)%	(8)%

Comparison of the three and nine months ended September 30, 2017 and 2016

Revenues

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues
Software subscriptions	$119,401	$91,853	$27,548	30%	$333,501	$257,898	$75,603	29%
Other	10,363	4,986	5,377	108%	27,490	17,323	10,167	59%
Total revenues	$129,764	$96,839	$32,925	34%	$360,991	$275,221	$85,770	31%
Percentage of revenues
Software subscriptions	92%	95%			92%	94%
Other	8	5			8	6
Total	100%	100%			100%	100%

Software subscriptions revenues.  Software subscriptions revenues increased by $27.5 million, or 30%, and $75.6 million, or 29%, for the three and nine months ended September 30, 2017, respectively, as compared to the respective periods of the prior year primarily due to the acquisition of new customers and upsells of additional offerings to our existing customer base. Our revenue growth during the three and nine months ended September 30, 2017, was also driven by an increase in sales to our mid-market and enterprise customers as we continue to move up-market, and sales through our channel partners. In addition, our software subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three and nine months ended September 30, 2017 as compared to the respective periods of the prior year, which generally carry a higher monthly subscription rate versus our other product offerings. Our core subscription revenues, excluding subscription revenue from AT&T, was $105.9 million and $79.5 million for the three months ended September 30, 2017 and 2016, respectively or a 33% increase, and $294.2 million and $223.1 million for the nine months ended September 30, 2017 and 2016, respectively, or a 32% increase. Since in recent months new subscriptions for our solution sold by AT&T have declined to an immaterial level, we believe this core subscription revenue information provides a useful indicator of our business performance. While the acquisition of new customers and upsells of additional offerings and seats into our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers purchased a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varies significantly, ranging from one month to a few years. The overall growth in our customer base was primarily due to our continued investment in sales and marketing personnel and lower customer attrition as we move upmarket. Our continued investment in sales and marketing personnel resulted in our sales and marketing expenditures increasing by 33% and 36% for the three and nine months ended September 30, 2017, respectively, as compared to the respective periods of the prior year, which include advertising and sales personnel expenditures that helped facilitate the increase in customer acceptance of our products.

Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals and professional services. On January 1, 2017, we switched from an agency model to a direct sale model under which we are recognizing the full sales price and cost of the product instead of receiving a commission for phone sales.

Other revenues increased by $5.4 million, or 108%, and $10.2 million, or 59%, for the three and nine months ended September 30, 2017, respectively, as compared to the respective periods of the prior year primarily due to the shift to the direct sale model.

Total revenues.  Total revenues were $129.8 million for the third quarter of 2017, up from $96.8 million in the third quarter of 2016, representing 34% growth. Adjusting for the new direct sale model, on a comparable basis, total revenues grew 31% year over year.

Cost of Revenues and Gross Margin

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues
Software subscriptions	$22,912	$19,211	$3,701	19%	$64,970	$54,107	$10,863	20%
Other	7,872	4,244	3,628	85%	22,681	13,452	9,229	69%
Total cost of revenues	$30,784	$23,455	$7,329	31%	$87,651	$67,559	$20,092	30%
Gross margins
Software subscriptions	81%	79%			81%	79%
Other	24%	15%			17%	22%
Gross margin %	76%	76%			76%	75%

Cost of software subscriptions revenues.  Cost of software subscriptions revenues increased by $3.7 million, or 19%, for the three months ended September 30, 2017 as compared to the respective period of the prior year primarily due to third-party costs to support our products of $1.3 million, increases in personnel costs of $1.2 million, overhead costs to support our products of $1.1 million, professional fees of $0.5 million, and co-location fees of $0.3 million, partially offset by a decrease in telecommunication fees of $0.6 million. The increase in personnel costs was driven by an increase of 14% in average headcount and higher share-based compensation expense of $0.2 million.

Cost of software subscriptions revenues increased by $10.9 million, or 20%, for the nine months ended September 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $3.6 million, overhead costs to support our products of $3.3 million, third-party costs to support our products of $2.9 million, professional fees of $1.0 million, and co-location fees of $0.8 million, partially offset by a decrease in telecommunication fees of $0.3 million. The increase in personnel costs was driven by an increase of 13% in average headcount and higher share-based compensation expense of $0.5 million.

The increase in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.

Cost of other revenues. Cost of other revenues increased by $3.6 million, or 85%, for the three months ended September 30, 2017 as compared to the respective period of the prior year. This was primarily due to increases in the cost of product sales of $2.9 million, which was driven primarily by the shift to the direct sale model in 2017, and the cost of other professional services vendors of $0.6 million.  The increase in the cost of professional services was due to an increase in revenues for implementation services.

Cost of other revenues increased by $9.2 million, or 69%, for the nine months ended September 30, 2017 as compared to the respective period of the prior year primarily due to increases in the cost of product sales of $6.8 million, which was driven primarily by the shift to the direct sale model in 2017, and the cost of other professional services vendors of $2.2 million.  The increase in the cost of professional services was due to an increase in revenues for implementation services.

Gross margin.  Our gross margin was 76% for both the three and nine months ended September 30, 2017, and 76% and 75% for the three and nine months ended September 30, 2016, respectively. Software subscriptions gross margin improved to 81% in both the three and nine months ended September 30, 2017 from 79% in the respective periods in the prior year. The improvement in gross margin for software subscriptions revenues was primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses. The gross margin for other revenues was 24% and 15% for the three months ended September 30, 2017 and 2016, respectively. The increase in gross margin for other revenues was driven by higher margins on professional services and improved pricing on hardware product sales. The gross margin for other revenues was 17% and 22% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in gross margin for other revenues was due primarily to the transition from the agency model to direct sale model for phones. Adjusting for the new direct model, on a comparable basis, gross margin would have been 2.2% higher year over year.

We expect our software subscription revenues gross margin to remain relatively consistent.  We expect a decrease in other revenues gross margin due to transitioning from the agency model to the direct sale model effective January 2017, which resulted in a move from a net to a gross presentation of other revenue and associated costs.

Research and Development

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$19,082	$16,490	$2,592	16%	$54,786	$48,097	$6,689	14%
Percentage of total revenues	15%	17%			15%	17%

Research and development expenses increased by $2.6 million, or 16%, for the three months ended September 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $2.0 million and overhead costs to support our research and development efforts of $1.0 million, partially offset by a decrease in professional fees of $0.5 million. The increase in personnel cost was primarily due to an increase in average headcount of 22% and higher share-based compensation expense of $0.6 million.

Research and development expenses increased by $6.7 million, or 14%, for the nine months ended September 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $5.1 million and overhead costs to support our research and development efforts of $1.9 million, partially offset by a decrease in professional fees of $0.3 million. The increase in personnel cost was primarily due to an increase in average headcount of 24% and higher share-based compensation expense of $1.3 million.

The increases for the three and nine months ended September 30, 2017 in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our cloud-based and mobile applications.  We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.

Sales and Marketing

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing	$67,071	$50,306	$16,765	33%	$186,759	$137,796	$48,963	36%
Percentage of total revenues	52%	52%			52%	50%

Sales and marketing expenses increased by $16.8 million, or 33%, for the three months ended September 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $10.8 million, indirect channel commissions of $3.5 million, overhead costs to support our marketing efforts of $1.5 million, professional fees of $0.5 million, training and travel costs of $0.3 million, and advertising and marketing costs of $0.2 million. The increase in personnel cost was primarily due to an increase in average headcount of 31% and higher share-based compensation expense of $1.1 million.

Sales and marketing expenses increased by $49.0 million, or 36%, for the nine months ended September 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $29.6 million, indirect channel commissions of $9.4 million, overhead costs to support our marketing efforts of $4.3 million, advertising and marketing costs of $2.4 million, training and travel costs of $2.2 million, and professional fees of $1.1 million. The increase in personnel cost was primarily due to an increase in average headcount of 31% and higher share-based compensation expense of $3.8 million.

The increases for the three and nine months ended September 30, 2017 in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new and larger customers and establish brand recognition to achieve greater penetration into the North American and European markets. Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, Europe, and other markets.

General and Administrative

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General and administrative	$19,073	$13,649	$5,424	40%	$52,885	$41,114	$11,771	29%
Percentage of total revenues	15%	14%			15%	15%

General and administrative expenses increased by $5.4 million, or 40%, for the three months ended September 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $3.3 million, legal and professional fees of $1.2 million, training and travel costs of $0.6 million, and business fees and taxes of $0.3 million. The increase in personnel cost was primarily due to an increase in average headcount of 27% and higher share-based compensation expense of $0.7 million.

General and administrative expenses increased by $11.8 million, or 29%, for the nine months ended September 30, 2017 as compared to the respective period of the prior year primarily due to increases in personnel costs of $8.6 million, training and travel costs of $1.5 million, professional fees of $0.6 million, and business fees and taxes of $0.5 million, partially offset by a decrease in overhead costs of $0.6 million. The increase in personnel cost was primarily due to an increase in average headcount of 26% and higher share-based compensation expense of $2.3 million.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth.

Other Income and Expense, net

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest expense	$(6)	$(176)	$170	97%	$(94)	$(585)	$491	84%
Other income (expense), net	613	(696)	1,309	188%	1,313	(2,280)	3,593	158%
Other income (expense), net	$607	$(872)	$1,479	170%	$1,219	$(2,865)	$4,084	143%

Other income (expense), net increased by $1.5 million and $4.1 million for the three and nine months ended September 30, 2017 as compared to the respective periods of the prior year, primarily due to lower interest expense due to the repayment of our debt in February 2017 and foreign currency gains driven by the significant increase in the Canadian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2017 and December 31, 2016, we had $172.3 million and $160.4 million, respectively, of cash and cash equivalents. Since our initial public offering in 2013 and our follow-on offering in early 2014, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Generally, over 70% of our total billings are collected through credit card payments received at the beginning of each subscription period, which is monthly for the majority of our customers.  As we continue to move up market, the number and size of customers with annual or multi-year contracts is increasing and those who opt for annual invoicing is also increasing.  For these customers, we generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Therefore, a source of our cash provided by operating activities is our deferred revenue, which is included within our condensed consolidated balance sheet as a liability.  Deferred revenue consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue ratably over the term of agreement.  As of September 30, 2017 and December 31, 2016, we had deferred revenue of $57.7 million and $45.2 million, respectively.

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$30,876	$22,436
Net cash used in investing activities	(20,788)	(11,149)
Net cash provided by financing activities	2,539	3,555
Effect of exchange rate changes on cash and cash equivalents	(676)	(40)
Net increase in cash and cash equivalents	$11,951	$14,802

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $30.9 million for the nine months ended September 30, 2017. Cash provided by operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software, the amount and timing of customer collections, as well as the amount and timing of disbursements to our vendors.

Net cash provided by operating activities resulted from source of cash from operating assets and liabilities (working capital) of $7.6 million, which was primarily driven by cash receipts and prepayments from customers and carriers, offset by the timing of cash payments to vendors. Additionally, net cash provided by operating activities were driven by $43.3 million of non-cash adjustments, primarily consisting of $30.5 million in share-based compensation, $11.9 million in depreciation and amortization, and $1.5 million of bad debt expense, offset by net loss of $20.1 million.

Net cash provided by operating activities for the nine months ended September 30, 2017 increased by $8.4 million as compared to the respective period of the prior year primarily due to an increase in non-cash adjustments of $6.6 million, partially offset by the decrease in changes in operating assets and liabilities of $0.5 million. The $0.5 million decrease in cash resulting from changes in operating assets and liabilities was primarily driven by the timing of cash payments to vendors, and cash receipts and prepayments from customers and carriers.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures, including costs incurred related to internal-use software, that are necessary to support our increasing customer base and headcount levels in all functions of our business.

Net cash used in investing activities was approximately $20.8 million for the nine months ended September 30, 2017 as compared to approximately $11.1 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, cash used in investing activities was primarily due to $15.9 million in purchases of property and equipment mainly to support our business growth and to expand our leased facilities, $5.4 million of personnel-related costs associated with the development of internal-use software, partially offset by $0.5 million of proceeds received from the release of restricted investments.

Net cash used in investing activities for the nine months ended September 30, 2017 increased by $9.6 million as compared to the respective period of the prior year primarily due to purchases of property and equipment and costs associated with the development of internal-use software.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and borrowings under the SVB Agreement.

Net cash provided by financing activities was approximately $2.5 million for the nine months ended September 30, 2017 as compared to approximately $3.6 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, cash provided by financing activities was primarily due to $19.7 million in proceeds from the issuance of shares in connection with our stock plans, partially offset by repayment of debt of $14.8 million and capital lease payments of $0.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2017 decreased by $1.0 million as compared to the respective period of the prior year primarily due to the repayment of our debt of approximately $12.0 million partially offset by an increase of $11.4 million in proceeds from the issuance of shares in connection with our stock plans.

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

Off-balance Sheet Arrangements

During the nine months ended September 30, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our European expansion, we have begun to charge customers in Euro and expect to add additional currencies in the future, however, this impact has not been significant in the third quarter of 2017. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, the U.K., Switzerland, the Netherlands, China, Ireland, Singapore, Australia, Italy, Japan, Spain, Brazil, and Hong Kong. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments.  In 2016, we entered into long-term intercompany loan agreements with our U.K. subsidiary, resulting in the foreign currency transaction gains and losses generated on remeasurement of our intercompany balances with the U.K. subsidiary being reported in other comprehensive income rather than through net loss.  For the nine months ended September 30, 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $1.3 million on our condensed consolidated financial statements. During fiscal 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $4.5 million on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $172.3 million and $160.4 million as of September 30, 2017 and December 31, 2016, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

As of September 30, 2017, we had no current or long-term debt. Our debt was repaid in full in February 2017. As of December 31, 2016, we had approximately $14.8 million in current and long-term debt. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of September 30, 2017, we did not have any significant accrued liabilities recorded for such loss contingencies.

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against us in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by our customers when sending facsimile transmissions over our system (“Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, we filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, we filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on our Petition.  On October 7, 2016, the Court granted our motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed our motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, we filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted our motion to dismiss with prejudice and concurrently dismissed our motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017.  SPS’s opening brief on appeal was due on November 6, 2017; however, SPS filed a request for a 30 day extension which was granted by the Court. SPS’s opening brief on appeal is now due on December 6, 2017. Our opposition brief must be filed by January 5, 2018, and SPS’s optional reply brief must be filed within 21 days of our opposition brief.  It is too early to predict the outcome of this Lawsuit. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. filed in the U.S. District Court for the Eastern District of Texas two actions against us alleging infringement of US Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application.  The plaintiffs seek a declaration that RingCentral has infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. On October 9, 2017, we filed a motion to dismiss or transfer requesting that the case be transferred to the United States District Court for the Northern District of California.  In response to the motion, plaintiffs filed a first amended complaint on October 24, 2017. This litigation is still in its earliest stages. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. We intend to vigorously defend against this lawsuit.

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

We have incurred substantial net losses since our inception, including net losses of $20.1 million for the nine months ended September 30, 2017, $29.3 million for fiscal 2016, $32.1 million for fiscal 2015, and $48.3 million for fiscal 2014, and had an accumulated deficit of $259.6 million as of September 30, 2017. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.

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

The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, Siemens Enterprise Networks, LLC, their resellers and others; as well as companies such as BroadSoft, Inc. (which recently announced an agreement to be acquired by Cisco Systems, Inc.) and their resellers that license their software. In addition, certain of our resellers are also our competitors.  AT&T, BT, and TELUS, for example, each serve as resellers to us but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution, and in recent months, new subscriptions for our solution sold by AT&T have declined to an immaterial level. In addition, AT&T may transition some or all of its existing customers from our solution.  We also face competition from other cloud companies such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., Fuze (formerly Thinking Phone Networks), Intermedia.net, Inc., j2 Global, Inc., Jive Communications, Inc., Microsoft Corporation (Skype for Business and Microsoft Teams), Nextiva, Inc., Slack Technologies, Inc., Vonage Holdings Corp., and West Corporation as well as from established communications providers, such as AT&T, Verizon Communications Inc., and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-

premise hardware, software and hosted solutions, and they may develop and/or host their own solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google), Facebook, Inc., and Oracle Corporation, any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.  In addition, in 2016 we began selling a contact center solution.  We face competition with respect to this solution from contact center providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya, Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., Interactive Intelligence, Inc., and NewVoiceMedia.

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

We currently use the infrastructure of third-party network service providers and, in particular, the services of CenturyLink, Inc. (formerly Level 3 Communications, Inc.) and Bandwidth.com, Inc., to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol, or IP, networks, and public switched telephone networks, or PSTN, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada and the U.K., and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future. We also obtain certain connectivity and network services from our wholly owned subsidiary, RCLEC, Inc., or RCLEC, in certain geographic markets; however RCLEC also uses the infrastructure of third-party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We serve our customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland.  We also use third-party co-location facilities in Canada, the U.K., Australia, Singapore and Brazil, and we plan to add a third-party co-location facility in Japan by the end of 2017, to serve our customers in these regions. In addition, RCLEC uses six third-party co-location facilities to provide us with network services, and we expect RCLEC to use additional third-party co-location facilities in the future. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our services. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

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

On March 12, 2015, the FCC released an order reclassifying both wired and wireless broadband Internet access as a telecommunications service, subject to certain provisions of Title II of the Communications Act, including most significantly prohibiting unjust or unreasonable practices or discrimination but not regulating rates. The new rules, which went into effect on June 12, 2015, specifically prohibit broadband providers from blocking access to legal content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, application, services, or non-harmful devices; and engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. A number of companies and trade associations filed legal appeals seeking to overturn the new rules. On June 14, 2016, the United States Court of Appeals for the District of Columbia Circuit (“DC Circuit”) issued a 2-1 decision upholding the FCC’s order.  On July 29, 2016, a number of telecommunications companies and trade associations asked the full DC Circuit to rehear the case; but that request was denied.  In September 2017, AT&T and a number of communications industry trade associations filed petitions asking the United States Supreme Court to review the DC Circuit order.  In addition, on May 23, 2017, the FCC issued a Notice of Proposed Rulemaking proposing to reclassify broadband Internet access as an information service, subject to limited regulation by the FCC but increased oversight by the Federal Trade Commission. We cannot predict whether the rules adopted in 2015 will be modified, overturned or vacated by legal action of the court or FCC.  If so, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers.  We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions.  Furthermore, while AT&T, BT, and TELUS serve as resellers to us, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud.  Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution, and in recent months, new subscriptions for our solution sold by AT&T have declined to an immaterial level. In addition, AT&T may transition some or all of its existing customers from our solution.  If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer.  If we are unable to maintain our relationships with AT&T, BT, or TELUS, or if these resellers reduce resources committed to reselling the service, our results of operations may suffer.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 127 issued U.S. patents, which expire between 2026 and 2035. We also have 44 patent applications pending examination in the U.S., and 20 patent applications pending examination in foreign jurisdictions all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

Our future success depends on our ability to significantly increase revenues generated from our cloud-based business communications solutions. The market for cloud-based business communications is evolving rapidly and is characterized by rapid development of and changes in the technology and solutions offered. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, these solutions is uncertain. If the market for cloud-based business communications fails to develop, develops more slowly than we anticipate, or develops in a manner different than we expect, our products could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

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

To date, we have not generated significant revenues from outside of the U.S., Canada and the U.K. However, we already have significant operations outside these countries, including software development and information technology operations in Russia and China, and software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines. We have also recently begun selling our solutions to customers in other countries in the EU and we expect to grow our international presence in the future, including through the expansion of our Global Office solution and sales of our solutions to customers internationally. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

International Regulation

As we expand internationally, we may be subject to telecommunications, consumer protection, data protection and other laws and regulations in the foreign countries where we offer our subscriptions. Internationally, we currently offer our subscriptions in Canada, the U.K., and several European countries. We also offer our Global Office solution, enabling our multinational customers in the U.S., U.K., Canada, and other locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, and other laws and regulations in additional countries as we continue to expand our Global Office solution internationally.

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

In preparation for the GDPR, we are taking necessary administrative, contractual and other measures designed to achieve compliance with the GDPR, but we cannot guarantee that these measures will be sufficient or complete when the GDPR goes into effect in May 2018.  If we do not achieve compliance by May 2018, we may be at risk of the penalties described above.  However, the measures we are taking include providing adequate protection for personal data transferred from the European Economic Area (“EEA”) to the U.S. by virtue of our certification under the EU-US and Swiss-US Privacy Shield frameworks, agreed between the United States Department of Commerce and the European Commission and Swill government, respectively.  Further, we also use other measures, including the use of Model Clause data export agreements for our transfers of EU personal data to other non-EEA countries, where necessary.

At present, the EU-US Privacy Shield framework and the use of EU Standard Contractual Clauses (also called the "Model Clauses") to protect data exports between the EEA and U.S. are both subject to ongoing legal challenges.  The EU-US Privacy Shield is subject to two challenges before the courts of the European Union that are expected to be heard in the near future, one by an Irish privacy group and another by a French privacy group. The Model Clauses are also the subject of court proceedings between the Irish Data Protection Commissioner and a private individual, and this case has been referred to the Court of Justice of the European Union.

Any or all of these court proceedings may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient.  Additionally, it is possible that the Privacy Shield may need to be updated by the European Commission and Department of Commerce to take into account the GDPR. Should any of these prove to be the case, we will need to take any necessary and additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EEA to the U.S.  If we are unable to take such measures, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.

Following the Brexit vote, the U.K. government invoked Article 50 of the Treaty of Lisbon, thereby triggering the two-year negotiation period for exiting the EU. The U.K. will likely leave the EU on March 29, 2019 and transitional provisions may or may not be put in place to ease the process. While it is impossible to tell exactly how Brexit will impact the regulatory landscape at this point, it may ultimately impact the U.K. business. There is some uncertainty regarding the future of data protection legislation in the U.K. following Brexit.  There is likely to be some overlap between the GDPR coming into force and the United Kingdom leaving the EU.  The U.K. Government has, however, announced its intention to pass legislation which incorporates all existing EU data protection legislation into the U.K.’s domestic legislation, notwithstanding Brexit, meaning that even after the U.K. has exited the EU, our applicable entities and operations likely will be bound to comply with the provisions of the GDPR.  One anticipated consequence of the GDPR coming into force is that the Model Clause agreements that have been approved by the European Commission will need to be updated to reflect the GDPR’s requirements.  This means that where we rely on these agreements we may need to revise our existing arrangements to ensure that personal data transfers from the EEA to non-EEA territories remain compliant, and we may incur additional compliance costs.

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

Through our competitive local exchange carrier subsidiary, RCLEC, we have been able to purchase network services directly from ILECs and from other CLECs in certain geographic markets, at lower prices than we pay for such services through third-party network service providers, such as CenturyLink, Inc. (formerly Level 3 Communications, Inc.) and Bandwidth.com, Inc. Using the services of our CLEC subsidiary has also helped us improve our quality of service. However, the ILECs may favor themselves and their affiliates and may not provide network services to us at lower prices than we could obtain through CenturyLink, Inc., Bandwidth.com, Inc., other third-party CLECs, or at all. If we are unable to continue to reduce our pricing as a result of obtaining network services through our subsidiary, we may be forced to rely on other third-party network service providers and be unable to effectively lower our cost of service. In addition, if ILECs or other CLECs do not provide us with any access, we will not be able to use our RCLEC subsidiary as intended to improve the quality of our subscriptions or lower the cost of our subscriptions.

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

Our vendor-supplied phones have lead times of up to 10 to 13 weeks for delivery and are built to forecasts that are necessarily imprecise. It is likely that from time to time we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our subscriptions could result in loss of customers or harm to our ability to attract new customers. Any reduction or interruption in the ability of our vendors to supply our customers with vendor-supplied phones could cause us to lose revenue, damage our customer relationships, and harm our reputation in the marketplace. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which will supersede nearly all existing revenue recognition guidance. Although the new standard permits early adoption as early as January 1, 2017, the effective date of the new revenue standard is January 1, 2018.  The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We will adopt the new revenue guidance in the first quarter of 2018. We currently anticipate adopting the standard using the full retrospective approach. We continue to assess the new standard along with industry trends and internal progress and may adjust our implementation plan and methodology. Under the new standard, we expect to capitalize certain sales commission costs and in some cases recognize revenue earlier for subscription plans with free periods and products sold at discounts. The impact of adopting the new standard on our total revenues is not expected to be material. However, we anticipate the most significant impact of adopting the new standard primarily relates to the deferral of sales commissions, which previously were expensed as incurred and to the incremental disclosure requirements. Adoption of this standard will also require changes to our business processes, systems and controls to support the new revenue recognition guidance.  We are in the process of implementing such changes.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 66% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 10, 2017, we issued 40,113 shares of our Class A common stock to the former stockholders of Glip upon the satisfaction of certain milestones achieved in connection with our June 2015 acquisition of Glip. No underwriters were involved in the foregoing sale of securities. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering or Regulation S of the Securities Act.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1+	Offer Letter by and between the Company and Mitesh Dhruv, dated July 28, 2017	Filed herewith
10.2+	Equity Acceleration Policy	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

RingCentral, Inc.

Date: November 9, 2017	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial and Accounting Officer)