Form 10-K
period 2017-12-31
RingCentral Inc
filed 2018-02-26
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2017, based on the closing price of $36.55 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $2.4 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2018, there were 66,472,586 shares of Class A common stock and 12,199,332 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2018. Such Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our progress against short term and long term goals;
•	our future financial performance;
•	our anticipated growth, growth strategies, and our ability to effectively manage that growth and effect these strategies;
•	our success in the enterprise market;
•	anticipated trends, developments, and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;
•	our ability to scale to our desired goals, particularly the implementation of new processes and systems and the addition to our workforce;
•	the impact of competition in our industry and innovation by our competitors;
•	our ability to anticipate and adapt to future changes in our industry;
•	our ability to predict software subscriptions revenues, formulate accurate financial projections, and make strategic business decisions based on our analysis of market trends;
•	our ability to anticipate market needs and develop new and enhanced products and subscriptions to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our customer base;
•	maintaining, expanding, and responding to changes in our relationships with other companies;
•	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
•	our success with our carrier partners;
•	our ability to sell, market, and support our products and services;
•	our ability to expand our business to medium-sized and larger customers as well as expanding domestically and internationally;
•	our ability to realize increased purchasing leverage and economies of scale as we expand;
•	the impact of seasonality on our business;
•	the impact of any failure of our solutions or solution innovations;
•	our reliance on our third-party product and service providers;
•	the potential effect on our business of litigation to which we may become a party;
•	our liquidity and working capital requirements;
•	the impact of changes in the regulatory environment;
•	our ability to protect our intellectual property and rely on open source licenses;
•	our expectations regarding the growth and reliability of the internet infrastructure;
•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses, or technologies;
•	our ability to successfully and timely integrate, and realize the benefits of any significant acquisition we may make;
•	our capital expenditure projections;
•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the political environment and stability in the regions in which we or our subcontractors operate;
•	the impact of economic downturns on us and our customers;
•	our ability to defend our systems and our customer information from fraud and cyber attack;
•	our ability to prevent the use of fraudulent payment methods for our products;
•	our ability to retain key employees and to attract qualified personnel; and
•	the impact of foreign currencies on our non-U.S. business as we expand our business internationally.

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

Overview

We are a leading provider of software-as-a-service (“SaaS”) solutions for the way employees communicate and collaborate in business. We believe that our innovative, cloud-based approach disrupts the large market for business communications and collaboration by providing flexible and cost-effective solutions that support distributed workforces, mobile employees and the proliferation of smart phones and tablets. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling them to be more productive and more responsive to their customers.

The world of business communications has changed dramatically with the introduction of smartphones and tablets. Traditionally, business communications have been comprised of a series of inflexible, expensive, and disparate systems: on-premise hardware based private branch exchanges (“PBX systems”) which primarily support only voice on desktop phones. The rapid growth of mobile communications changed the way businesses interact. Employees connect from anywhere with any device. They use multiple modes of communications including voice, video, text, and messaging. These forms of flexible communications enable employees to be productive in ways on-premise systems do not support. In addition, software applications delivery has evolved into cloud based SaaS solutions. Being location and device independent, cloud based delivery is better suited to address the needs of modern mobile and global enterprise workforces that are hard, if not impossible, for legacy on-premise systems to match.

We believe RingCentral benefits from both the shift to mobile and distributed workforces and the migration of hardware on-premise based communication systems to cloud based software solutions. RingCentral’s software cloud communications platform is designed from the ground-up, specifically for today’s mobile and distributed workforce. We offer a leading collaborative communications suite that unifies the way employees communicate through mobile and desktop devices using audio, video, text messaging, web conferencing, and contact center. In addition, our differentiated open platform Application Programming Interfaces (“APIs”) enable seamless integration with standard and customer software applications, examples of which are available at apps.ringcentral.com. These integrations improve business workflows resulting in higher employee productivity. Our global delivery capabilities support the needs of multi-national enterprises in multiple countries.

We primarily generate revenues from the sale of software subscriptions for our cloud-based services. We focus on acquiring and retaining our customers and increasing their spending with us through adding additional users, upselling current customers to premium subscription editions, and providing additional features and functionality. We market and sell our subscriptions to customers through our direct sales force, indirectly through channel partners and carriers and through both our website and inside sales teams. Our indirect channel partners include regional and global master agents such as Intelisys Communications, Inc. (acquired by ScanSource, Inc.), Ingram Micro Inc. (acquired by HNA Group), Sandler Partners, and AVANT, Inc.; national partners such as CDW Corporation, Carousel Industries, and SHI International Corp.; strategic partners such as Alphabet Inc. (the parent company of Google Inc.); and carrier partners including TELUS Communications Company (“TELUS”) and BT Group plc (“BT”), which we refer to collectively as resellers. Our network of resellers includes master agents who manage other sales agents and resellers, resulting in an even larger reseller network.

“RingCentral” and other of our trademarks appearing in this report are our property. This report also contains trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Our Solutions

Our cloud-based business communications and collaboration solutions provide a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones, and allow for communication across multiple modes, including high-definition (“HD”) voice, video, SMS, messaging and collaboration, conferencing, online meetings, and fax. Our proprietary solutions enable a more productive and dynamic workforce, and are architected using industry standards to meet modern business communications and collaboration requirements, including workforce mobility, “bring-your-own” communications device environments and multiple communications methods.

Our solutions are delivered using a highly available, and rapidly and easily scalable infrastructure, allowing our customers to add new users regardless of where they are located. Our solutions are generally affordable, requiring little to no upfront infrastructure hardware costs or ongoing maintenance and upgrade costs commonly associated with on-premise systems and can be integrated with other existing communication systems. RingCentral Office, our flagship offering, is a multi-tenant, multi-location, enterprise-grade communications and collaboration solution. We also offer RingCentral Professional, primarily an inbound call routing subscription with additional text and fax capabilities targeting smaller deployments; RingCentral Fax, an Internet fax subscription that permits sending and receiving faxes over the Internet; RingCentral Contact Center, an integrated and automated communications solution that improves communications between a business and its customers; RingCentral Glip, a team messaging and collaboration tool that allows teams to share tasks, files, and more; Rooms and Rooms Connector, to bring a cloud video conferencing solution to meeting rooms; RingCentral Webinar, a tool capable of hosting up to 10,000 attendees and 200 presenters; and RingCentral Live Reports, a solution that enables RingCentral Office customers to monitor in real time the service quality delivered to their customers.

We believe that our solutions go beyond the core functionality of existing on-premise communications solutions by providing additional key benefits that address the changing requirements of business to allow business communications using voice, SMS, team messaging, collaboration, fax, and HD video web conferencing. The key benefits of our solutions include:

•

Location Independence.    Our cloud-based solutions are designed to be location independent. We seamlessly connect distributed and mobile users, enabling employees to communicate with a single identity whether working from a central location, a branch office, on the road, or at home.

•

Global.     Our RingCentral Global Office capabilities support multinational enterprise workforces. RingCentral Global Office connects multinational workforces globally, while reducing the complexity and high costs of maintaining multiple, legacy on-premise PBX systems with a single global cloud solution.

•

Device Independence.    Our solutions are designed to work with a broad range of devices, including smartphones, tablets, PCs, and desk phones, enabling businesses to successfully implement a “bring-your-own” communications device strategy.

•

Instant Activation and Easy Account Management.    Our solutions are designed for rapid deployment and ease of management. Our intuitive graphical user interfaces allow administrators and users to set up and manage their business communications system with little or no IT expertise, training, or dedicated staffing.

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

•

Seamless and Intuitive Integration with Other Applications.    Applications are proliferating within businesses of all sizes. Integration of these business applications with legacy on-premise systems is typically complex and expensive, which limits the ability of businesses to leverage cloud-based applications. Our platform provides seamless and intuitive integration with multiple popular cloud-based business applications such as Office365, Google GSuite, Salesforce CRM, Oracle, Okta, Zendesk, and Box, as well as customer lines-of business applications.

Our Products

Our product portfolio includes the following: RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and RingCentral Glip.

RingCentral Office.    RingCentral Office, our flagship product, is a multi-location, multi-user, enterprise-grade communications solution that enables employees to communicate via different channels and on multiple devices. This subscription is designed primarily for businesses that require a communications solution, regardless of location, type of device, expertise, size, or budget. Businesses are able to seamlessly connect users working in multiple office locations on smartphones, tablets, PCs and desk phones. We sell RingCentral Office in four editions: Essentials, Standard, Premium, and Ultimate. Our Essentials Edition is designed for small organizations and includes high definition voice, call management, mobile applications, business SMS and MMS, team messaging and collaboration, audio/video/web conferencing capabilities, and out-of-the-box integrations with other cloud-based business applications such as Box, Dropbox, Google for Work, Office365, and Outlook. Our Standard Edition includes Essentials functionality, together with auto-attendant, fax, and business analytics and reporting. Our Premium and Ultimate Editions include the Standard Edition functionality, together with additional software integrations with business applications such as Salesforce CRM, Zendesk, and Desk.com, the ability to create, develop, and deploy custom applications using our APIs, more advanced call routing for our larger customers with multiple business units, and automatic call recording. All editions also vary in the number of included toll-free minutes and number of concurrent video and web conference meeting attendees. RingCentral Office customers also have available to them RingCentral Global Office.

Key features of RingCentral Office include:

•

Cloud-Based Business Communications Solutions.    We offer multi-user, multi-extension, cloud-based business communications solutions that do not require installation, configuration, management, or maintenance of on-premise hardware and software. Our solutions are instantly activated, and deliver a rich set of functionalities across multiple locations and devices.

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

•

Easy Set-Up and Control.    Our user interfaces have a familiar smartphone touch-screen “look and feel” and provide a consistent user experience across smartphones, tablets, PCs, and desk phones, making it intuitive and easy for our customers to quickly discover and use our solution across devices. Among other capabilities, administrators can specify and modify company, department, user settings, auto-receptionist settings, call-handling, and routing rules, and add, change, and customize users and departments.

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

•

Integrated Voice, Text, HD Video and Web Conferencing, and Fax Communications with One Business Number.    By eliminating the need for multiple business numbers, users are able to easily control how, when, and where they conduct their business communications through routing logic with one number. Employees can stay connected, thus increasing efficiency, productivity, and responsiveness to their customers. Having one business number also enables users to keep personal mobile numbers private. We introduced Rooms and Rooms Connector to bring a cloud web conferencing solution to meeting rooms, support for large meetings up to 500 attendees, and Webinars up to 10,000 attendees for a monthly per license add-on fee.

•

Cloud-based Business Application Integrations.    Our solution seamlessly integrates with other cloud-based business applications such as Salesforce CRM, Google Cloud, Box, Dropbox, Office365, Oracle, Okta, Desk.com, Zendesk, Jira, Asana, and others. For example, our integration with Salesforce CRM brings up customer records immediately based on inbound caller IDs, resulting in increased productivity and efficiency. Additionally, users can easily fax documents directly from their cloud-based storage accounts. We also offer RingCentral Connect Platform, which is an open platform supported by APIs and SDKs that allows developers to integrate our solution with leading business applications or to customize within their own business workflows.

•

RingCentral Global Office.  Our solution includes RingCentral Global Office, a single global Unified Communications as a Service (“UCaaS”) solution designed for multinational enterprises that allows these companies to support distributed offices and employees globally with a single cloud solution. With RingCentral Global Office, multinational enterprises can operate in other countries while also acting as one integrated business, with capabilities including local phone numbers, local caller ID, worldwide extension-to-extension dialing, and included minute bundles for international calling.

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

RingCentral Contact Center.    Our RingCentral Contact Center solution provides a cloud based contact center solution that delivers omni-channel capabilities so businesses can allow customers to engage in the manner they prefer. The solution leverages technology from NICE inContact, Inc., and has a comprehensive feature set that integrates with RingCentral Office. This enables businesses to build customer loyalty and increase productivity by resolving customer issues faster and more effectively.

RingCentral Glip.    Our RingCentral Glip team messaging and collaboration solution allows diverse teams to stay connected through multiple modes of communication through an integration with RingCentral Office. In addition to using RingCentral Glip for team messaging and communications, teams can share tasks, notes, group calendars, and files. RingCentral Glip is designed for distributed and mobile teams and offers out-of-the-box integrations with a number of leading cloud business applications such as Asana, Dropbox, Evernote, Jira, Github, Google, and others.

Our Customers

We have a diverse and growing customer base across a wide range of industries, including financial services, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the years ended December 31, 2017, 2016, and 2015, AT&T, one of our resellers, accounted for 11%, 14%, and 13% of our total revenues and 12%, 13%, and 12% of our software subscription revenues, respectively. In January 2018, we acquired from AT&T, Inc. (“AT&T”) the existing customer base of the RingCentral Office@Hand solution sold by AT&T. The transitioning of these customers to RingCentral Office has commenced and is expected to be completed over the next twelve months. AT&T no longer sells new subscriptions for our solutions.

Prior to 2014, we focused our principal efforts on the market for small- and medium-sized businesses, defined by IDC as less than 1,000 employees, in the U.S., Canada, and the United Kingdom (the “U.K.”). In 2014, we began targeting larger customers through our product development and marketing, and sales and support teams, and in 2015, we began selling to enterprise customers. We continuously expand our product offering globally and believe that there are additional growth opportunities in international markets.

Marketing, Sales and Support

We use a variety of marketing, sales, and support activities to generate and cultivate ongoing customer demand for our subscriptions, acquire new customers, and engage with our existing customers. We sell through both direct and indirect channels. We provide on-boarding implementation support to help our customers set up and configure their newly purchased communications system, as well as ongoing self-service, phone support, online chat support, and training. We also closely track and monitor customer acquisition costs to assess how we are deploying our marketing, sales, and customer support spending.

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
•

Indirect Sales.    Our indirect sales channel consists of a network of sales agents and channel partners who are active in selling our solutions and with whom we have direct relationships, including our carrier partners TELUS and BT, which help broaden the adoption of our subscriptions without the need for a large direct field sales force. Our network of resellers includes master agents who manage other sales agents and resellers, resulting in an even larger reseller network.

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

Our development methodology, in combination with our SaaS delivery model, allows us to provide new and enhanced capabilities on a regular basis. Based on feedback from our customers and prospects and our review of the broader business communications and SaaS markets, we continuously develop new functionality while maintaining and enhancing our existing solution. We typically have multiple releases per year, where we constantly improve our product and introduce new capabilities and features to make our customers’ workforce more productive and to build out the feature set required by larger and global enterprises.

Our research and development expenses were $75.1 million, $65.5 million, and $52.9 million in fiscal years 2017, 2016, and 2015, respectively.

Technology and Operations

Our platform is built on a highly scalable and flexible infrastructure comprised of commercially available hardware and software components. We believe that both hardware and software components of our platform can be replaced, upgraded or added with minimal or no interruption in service. The system is designed to have no single point-of-failure.

We host our products and serve our customers from 17 data centers. In North America we have two third-party U.S. based data center facilities in San Jose, California and Vienna, Virginia, and we host our products and serve our customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland. Our collaboration solution, RingCentral Glip, is hosted by Amazon Web Services, Inc. We also maintain seven additional U.S. based data center facilities for media processing public switched telephone networks (“PSTN”) interconnect. Additionally, we use third-party co-location facilities in the U.K., Singapore, Australia, Canada, Brazil, and Japan to facilitate local media processing in these regions. Our data centers are designed to host mission-critical computer and communications systems with redundant, fault-tolerant subsystems, and compartmentalized security zones. We maintain a security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to our customers’ data. We limit access to on-demand servers and networks at our production and remote backup facilities.

We serve North American customers out of two Points of Presence, known as POPs, one in San Jose, California and the other in Vienna, Virginia. RingCentral subscribers are divided into Parts of Data (“PODs”) each comprised of two symmetrical, synchronized units. POPs and PODs are redundant with switchover and failover capabilities between POPs. In addition to the symmetric PODs and POPs, we have also deployed POPs in the U.K., Singapore, Australia, Brazil, Canada, and Japan, which serve as an extension of our architecture to help facilitate local media processing for global customers while maintaining core services and data in our POPs in North America and Europe. This architecture enables us to deliver our subscriptions in a scalable and reliable manner. We can manage our customer growth by adding additional PODs and POPs into our delivery infrastructure as required. We leverage third-party network service providers, including CenturyLink, Inc., Bandwidth.com, Inc., and AT&T, for network connectivity. We also obtain connectivity and network services in certain regions from our subsidiary, RCLEC, Inc. (“RCLEC”).

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

Our intellectual property portfolio includes 135 issued U.S. utility patents, which expire between 2026 and 2037. We also have 39 patent applications pending examination in the U.S. and 15 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. In general, our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our products and software subscriptions.

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

We face competition from a broad range of providers of business communications solutions. Some of these competitors include:

•

traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, and Siemens Enterprise Networks, LLC, any of which may now or in the future also host their solutions through the cloud;

•

software providers such as Microsoft Corporation (Microsoft Teams (formerly Skype for Business)) and BroadSoft, Inc. (which recently announced an agreement to be acquired by Cisco Systems, Inc.) that generally license their software and may now or in the future also host their solutions through the cloud, and their resellers including major carriers and cable companies;

•

established communications providers that resell on-premise hardware, software, and hosted solutions, such as AT&T, Verizon Communications Inc., and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone, and others in the U.K., all of whom have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud;

•

other cloud companies such as 8x8, Inc., Amazon.com, Inc., DialPad, Inc., Fuze (formerly Thinking Phone Networks), StarBlue (merger of Star2Star and BlueFace), Intermedia.net, Inc., J2 Global, Inc., Jive Communications, Inc. (which recently announced an agreement to be acquired by LogMeIn, Inc.), Microsoft Corporation (Microsoft Teams (formerly Skype for Business)), Nextiva, Inc., Slack Technologies, Inc., Vonage Holdings Corp., and West Corporation;

•

other large internet companies such as Alphabet Inc., Facebook, Inc., Oracle Corporation, and Salesforce.com, Inc., any of which might launch its own cloud-based business communication services or acquire other cloud-based business communications companies in the future; and

•

established contact center providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., Interactive Intelligence, Inc. (acquired by Genesys Telecommunications Laboratories, Inc.), and NewVoiceMedia.

Employees and Contractors

As of December 31, 2017, we had 1,352 full-time employees, including 317 in research and development, 644 in sales and marketing, 195 in operations, and 196 in general and administrative. As of such date, we had 1,081 employees located in the U.S. and 271 internationally, including 195 in China. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good and we have never experienced any work stoppages.

We also contract with third-party contractors whose employees or subcontractors’ employees perform services for us. We refer to our third-party contractors’ employees and subcontractors’ employees as our contractors. As of December 31, 2017, we had 1,946 of these contractors, including 538 in research and development, 545 in sales and marketing, 630 in operations, and 233 in general and administrative. As of such date, we had 56 contractors located in the U.S. and 1,890 internationally, including 1,200 in the Philippines and 690 in Russia and Ukraine.

Regulatory

As a provider of Internet communications services, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund, and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess Internet voice communications services. In addition, we have certified a wholly owned subsidiary as a competitive local exchange carrier in thirty-four states and currently intend to obtain certificates for our subsidiary in additional states. This subsidiary, RCLEC, is subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commissions in states where the subsidiary provides services. Specific regulations vary on a state-by-state basis, but generally include the requirement for our subsidiary to register or seek certification to provide its services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection, and consumer protection requirements.

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

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, ir.ringcentral.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the “SEC”. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at the SEC’s website, www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

The Company announces material information to the public about the Company, its products and services and other matters through a variety of means, including the Company’s website (www.ringcentral.com), the investor relations section of its website (ir.ringcentral.com), press releases, filings with the SEC, and public conference calls, in order to achieve broad, non-exclusionary distribution of information to the public. The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

We have incurred substantial net losses since our inception, including net losses of $26.1 million for fiscal 2017, $29.3 million for fiscal 2016, and $32.1 million for fiscal 2015, and had an accumulated deficit of $265.6 million as of December 31, 2017. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and resellers, expand our existing customers’ user base, and attract new customers;
•	our ability to introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth;
•	our ability to successfully penetrate the market for larger businesses;
•	the mix of annual and multi-year subscriptions at any given time;
•	the timing, cost, and effectiveness of our advertising and marketing efforts;

•	the timing, operating cost, and capital expenditures related to the operation, maintenance and expansion of our business;
•	service outages or information security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenues and appropriately plan our expenses;
•	our ability to realize our deferred tax assets;
•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses, and our ability to successfully manage any such acquisitions;
•	the impact of foreign currencies on our business as we continue to expand our business internationally; and
•	the impact of worldwide economic, political, industry, and market conditions.

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

The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, Siemens Enterprise Networks, LLC, their resellers, and others; as well as companies such as BroadSoft, Inc. (which recently announced an agreement to be acquired by Cisco Systems, Inc.) and their resellers that license their software. In addition, certain of our resellers are also our competitors.  BT and TELUS, for example, each serve as resellers to us but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution, and in 2017, new subscriptions for our solution sold by AT&T declined to an immaterial level. In January 2018, we closed a transaction with AT&T to allow us to transition the existing customer base for RingCentral Office@Hand solution sold by AT&T directly to RingCentral. We are in the early stages of transitioning these AT&T customers to us. If a significant number of these AT&T customers choose to terminate their service rather than transition to us or terminate their service after transitioning to us, our revenues and growth could be significantly and adversely affected. We also face competition from other cloud companies such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., Fuze, StarBlue, Intermedia.net, Inc., j2 Global, Inc., Jive Communications, Inc., Microsoft Corporation (Microsoft Teams (Skype for Business)), Nextiva, Inc., Slack Technologies, Inc., Vonage Holdings Corp., and West Corporation as well as from established communications providers, such as AT&T, Verizon Communications Inc., and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, and they may develop and/or host their own solutions. We may also face competition from other large Internet companies, such as Alphabet Inc., Facebook, Inc., and Oracle Corporation, any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.  In addition, in 2016 we began selling a contact center solution.  We face competition with respect to this solution from contact center providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., Interactive Intelligence, Inc., and NewVoiceMedia.

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

We currently use the infrastructure of third-party network service providers including CenturyLink, Inc. and Bandwidth.com, Inc. in North America, Colt Technology Services and British Telecommunications plc in Europe, and several others throughout the world, to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol (“IP”) networks, and public switched telephone networks (“PSTN”) and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada, the U.K., Asia, Europe, Latin America, and the Middle East, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future. We also obtain certain connectivity and network services from our wholly owned subsidiary, RCLEC, in certain geographic markets; however RCLEC also uses the infrastructure of third-party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, we rely on Free Conference Call Global, LLC for some conference calling features, Zoom Video Communications for our HD video and web conferencing and screen sharing features, Bandwidth.com for our texting capabilities, and NICE inContact, Inc. for our contact center capabilities. We do not, and may not in the future, have long-term contracts with certain of these third-party providers, including Zoom Video Communications and Bandwidth.com. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.

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

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We serve our customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland.  We also use third-party co-location facilities in Canada, the U.K., Australia, Switzerland, Singapore, Brazil, and Japan to serve our customers in these regions. Our collaboration solution, RingCentral Glip, is hosted by Amazon Web Services, Inc. In addition, RCLEC uses third-party co-location facilities to provide us with network services at several locations. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

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

Unlike traditional communications services, our subscriptions depend on our customers’ high-speed broadband access to the Internet, usually provided through a cable or digital subscriber line (“DSL”) connection. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our subscriptions and applications due to capacity constraints and other Internet infrastructure limitations. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, if Internet service providers and other third parties providing Internet services have outages or deteriorations in their quality of service, our customers will not have access to our subscriptions or may experience a decrease in the quality of our subscriptions. Furthermore, as the rate of adoption of new technologies increases, the networks on which our subscriptions and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. Frequent or persistent interruptions could cause current or potential users to believe that our systems or subscriptions are unreliable, leading them to switch to our competitors or to avoid our subscriptions, and could permanently harm our reputation and brands.

In addition, users who access our subscriptions and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G, or LTE, to use our subscriptions and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent phone companies, cable companies, and wireless companies. Some of these providers offer products and subscriptions that directly compete with our own offerings, which can potentially give them a competitive advantage. Also, these providers could take measures that degrade, disrupt or increase the cost of user access to third-party services, including our subscriptions, by restricting or prohibiting the use of their infrastructure to support or facilitate third-party services or by charging increased fees to third parties or the users of third-party services, any of which would make our subscriptions less attractive to users, and reduce our revenues.

On January 4, 2018, the FCC released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act.  The order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments.  The order does require broadband providers to disclose publicly accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband Internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services and entrepreneurs and other small businesses to develop, market, and maintain Internet offerings.  The rules require that such disclosure be made via a publicly available, easily accessible website or through transmittal to the FCC.  The order also shifts regulatory oversight of broadband providers to the Federal Trade Commission, under its authority to prevent unfair or deceptive acts or practices.  The new rules will go into effect after the Office of Management and Budget approves certain information collection requirements under the Paperwork Reduction Act, and notice of such approval is published in the Federal Register.  A number of opponents of the FCC order have filed notices of appeal with federal appellate courts.  In addition, Congress may take action to curtail or modify the FCC’s new broadband rules.  We cannot predict whether the order will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers.  We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions.  Furthermore, while AT&T, BT, and TELUS serve as resellers to us, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud.  Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution and in 2017, new subscriptions for our solution sold by AT&T declined to an immaterial level. In January 2018, we closed a transaction with AT&T to allow us to transition the existing customer base for RingCentral Office@Hand solution sold by AT&T directly to RingCentral. We are in the early stages of transitioning these AT&T customers to us. If a significant number of these AT&T customers choose to terminate their service rather than transition to us or terminate their service after transitioning to us, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in our network in existing markets, or fail to manage, train, or provide appropriate incentives to our existing resellers, or if our resellers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationships with BT or TELUS, or if these resellers reduce resources committed to reselling the service, our results of operations may suffer.

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

Our operations depend on our ability to protect our production services from interruption or damage from unauthorized entry, computer viruses or other events beyond our control. We have from time to time been subject to communications fraud and cyber-attacks by malicious actors, and denial of service (“DoS/DDoS”) and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, or data loss. Also, our subscriptions are web-based. The amount of data we store for our users on our servers has been increasing as our business has grown. We now host services, which includes hosting customer data, both in co-located data centers and public cloud services such as Amazon Web Services, and our RingCentral Glip product allows users to store files, tasks, calendar events, and conversations indefinitely on our service.  We also maintain sensitive data related to our employees, strategic partners, and customers including intellectual property, proprietary business information and personally identifiable information on our own systems and also in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued move up market and acquisition of larger and more recognized customers, we may become more of a target for hackers and other malicious actors. In addition, we use third-party vendors which in some cases have access to our data and our customers’ data. We employ layered security measures, but despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors’ computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems that are caused by or through a security vulnerability in our or our vendors’ infrastructure or network, or our or our vendors’, customers, employees, business partners, consultants or other Internet users who attempt to invade our or our vendors’ public and private computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security vulnerability in our or our vendors’ infrastructure or networks that is successfully targeted, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in remediating security vulnerabilities we could incur increased costs and capital expenditures and utilize employee resources to replace or upgrade vulnerable hardware, such as hardware with chips that are susceptible to the recently announced Meltdown and Spectre vulnerabilities.

Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. We rely on encryption and authentication technology to ensure secure transmission of and access to confidential information, including customer credit card numbers, debit card numbers, direct debit information, customer communications, and files uploaded by our customers. Advances in computer capabilities, new discoveries in the field of cryptography, discovery of software bugs or vulnerabilities, discovery of hardware bugs or vulnerabilities, social engineering activities, or other developments may result in a compromise or breach of the technology we use to protect our data and our customer data, or of the data itself.

Additionally, third parties have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants, or customers into disclosing sensitive information, such as user names, provisioning data, customer proprietary network information (“CPNI”) or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, our customers or customer information, or our information technology systems. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems, change and evolve frequently and may not be recognized until launched against a target.  We may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information could result in significant liability to us, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

It is critical to our business that our employees’, strategic partners’, and customers’ sensitive information remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber attack or other information security incident, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations, or increased cybersecurity protection costs that may have a material adverse effect on our business. In addition, a cybersecurity breach of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above.

Laws, regulations, and enforcement actions relating to security and privacy information continue to evolve. It is possible that, in order to support changes to applicable laws and to support our expansion of sales into new geographic areas or into new industry segments, we will need to increase or change our cyber security systems and expenditures. Further, it is possible that changes to laws and regulations relating to security and privacy may make it more expensive to operate in certain jurisdictions and may increase the risk of our not being in compliance with such changing laws and regulations.

We rely on third parties, including third parties outside the U.S., for some of our software development, quality assurance, operations, and customer support.

We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia, Odessa, Ukraine, and

Manila, the Philippines. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these business operations. In addition, the political and military events in the Ukraine over the last few years, including political demonstrations, the annexation of the Crimea region of Ukraine by Russia, the hostile relations between Russia and the Ukraine, and disruptions caused by pro-Russian separatists in the Ukraine, could have an adverse impact on our third-party software development and quality assurance operations in Odessa, Ukraine. Further, the deteriorating relations between the U.S. and Russia and sanctions by the U.S. and the European Union (“EU”) against Russia could adversely impact our third-party software development and quality assurance operations in St. Petersburg, Russia.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 135 issued U.S. utility patents, which expire between 2026 and 2037. We also have 39 patent applications pending examination in the U.S. and 15 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard, or PCI DSS, in the United States, Canada, and the U.K. If we fail to maintain compliance with current merchant standards, such as PCI DSS, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and personal identification numbers (“PINs”) to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and expense that we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our subscriptions are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition, and ability to grow our business.

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

In the future, we intend to implement a billing system or internally develop an enhanced billing system, to replace and upgrade our current internally developed billing system and enable automation of certain manual billing processes. Our current internally developed billing system requires us to process an increasing number of invoices manually, which could result in billing errors. We may also implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities, and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

To date, we have not generated significant revenues from outside of the U.S., Canada, and the U.K. However, we already have significant operations outside these countries, including software development and information technology operations in Russia and China, software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines. We have also recently begun selling our solutions to customers in other countries in the EU and we expect to grow our international presence in the future, including through the expansion of our Global Office solution and sales of our solutions to customers internationally. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;
•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•	tariffs and other non-tariff barriers, such as quotas and local content rules;
•	our ability to comply with the European General Data Protection Regulation (the “GDPR”) and other data privacy rules and regulations;
•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and U.K. Bribery Act of 2010;
•	more limited protection for intellectual property rights in some countries;
•	adverse tax consequences;
•

fluctuations in currency exchange rates, particularly in light of the Brexit vote and other recent political developments, which could increase the price of our subscriptions outside of the U.S. when denominated in USD, increase the expenses of our international operations, including expenses related to foreign contractors, and expose us to foreign currency exchange rate risk;

•

fluctuations in currency exchange rates, particularly in light of the referendum in favor of the U.K. leaving the EU (commonly referred to as “Brexit”) and other recent political developments, which could reduce the amount of revenues we generate outside of the U.S. related to customer contracts that are denominated in local currencies of the countries we operate in, currently predominantly Canada and the U.K., or which could reduce the expenses incurred in our operations or through our contractors outside the U.S. that are denominated in local currencies, currently the U.K., Russia, China, the Philippines, and Ukraine;

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

On June 23, 2016, a referendum was held on the U.K.’s membership in the EU the outcome of which was a vote in favor of leaving the EU, commonly referred to as Brexit. The Brexit vote creates an uncertain political, economic, and regulatory environment in the U.K. and potentially across other EU member states, which may last for a number of months or years.

Article 50 of the Treaty of the EU (“Article 50”) allows a member state to decide to withdraw from the EU in accordance with its own constitutional requirements. On March 29, 2017, the U.K. government delivered the Article 50 notice to the European Council. This has started a period of up to two years of negotiations for the U.K. to exit from the EU, although this period can be extended with the unanimous agreement of the European Council (requiring unanimity among all other EU Member States). Without any such extension (and assuming that neither the terms of withdrawal nor any transitional arrangements have already been agreed), the U.K.'s membership in the EU would end automatically on the expiration of that two-year period.

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

Brexit has also created uncertainty with regard to the regulation of data protection in the U.K. In the immediate term, the U.K. will remain bound by the European General Data Protection Regulation (the “GDPR”) following its exit from the EU since the U.K. government has announced its intention to enact a ‘Repeal Bill’ which enshrines all existing EU law into domestic U.K. legislation together with a Data Protection Bill that provides for the implementation of the GDPR. While the U.K. Information Commissioner’s Office has announced that there are no plans to dilute U.K. data protection laws, it is less certain how data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated. The EU Commission has announced that the U.K. will become a ‘third country’ once it has exited the EU, notwithstanding the U.K.’s stated intention to transpose all existing EU law into its domestic law.

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

Federal Regulation

Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, Federal Universal Service Fund (“USF”) contributions, E-911, outage reporting, and other requirements. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.

Through RCLEC, we also provide competitive local exchange carrier services, or CLEC services, which are regulated by the FCC as traditional telecommunications services. Our CLEC services depend on certain provisions of the Telecommunications Act of 1996 that require incumbent local exchange carriers (“ILECs”) to provide us facilities and services that are necessary to provide our services. Over the past several years, the FCC has reduced or eliminated a number of regulations governing ILECs’ wholesale offerings. If ILECs were no longer required by law to provide such services to us, or ceased to provide these services at reasonable rates, terms and conditions, our business could be adversely affected and our cost of providing CLEC services could increase. This could have a materially adverse impact on our results of operations and cash flows.

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

Our subscriptions are also subject to a number of other FCC regulations. Among others, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act (“CALEA”), which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•	requirements to provide E-911 to our customers;
•	contributions to the USF which requires that we pay a percentage of our interstate and international revenues to support certain federal programs;
•	payment of annual FCC regulatory fees based on our interstate and international revenues;
•	rules pertaining to access to our subscriptions by people with disabilities and contributions to the Telecommunications Relay Services fund;
•	rules regarding certain customer proprietary information, which require that we not use such information without customer approval, subject to certain exceptions;
•	rules requiring the reporting of certain services outages; and
•	rules requiring the monitoring and reporting of call quality and call completion rates to rural areas of the United States.

If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our service offerings, exit certain markets or raise the price of our subscriptions, any of which could ultimately harm our business and results of operations.

State Regulation

States currently do not regulate our Internet voice communications subscriptions, which are considered to be nomadic because they can be used from any broadband connection. However, a small number of states have ruled that non-nomadic Internet voice communications services may or do fall within the definition of “telecommunications services” and therefore those states assert that they have jurisdiction to regulate the service. No states currently require certification for nomadic Internet voice communications service providers. Even if a state does not require Internet voice communications service providers to be certified, a number of states require us to register as a VoIP provider, contribute to state USF, contribute to E-911, and pay other surcharges and annual fees that fund various utility commission programs, while others are actively considering extending their public policy programs to include the subscriptions we provide. We pass USF, E-911 fees and other surcharges through to our customers, which may result in our subscriptions becoming more expensive or require that we absorb these costs. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to Internet voice communications subscriptions like ours.

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

We are a provider of Internet voice telecommunications subscriptions in Canada. As a provider of Internet voice communications subscriptions, we, directly and through our Canadian subsidiary, are subject to regulation in Canada by the Canadian Radio-television and Telecommunications Commission (“CRTC”). We are registered with the CRTC as a reseller of telecommunications services and have been issued a basic international telecommunications services (“BITS”) license by the CRTC. As an Internet voice communications provider, we are subject to obligations imposed by the CRTC, including providing access to emergency calling services, providing access to operator assistance, directory information services, number portability, providing minimum customer information, charging customers certain regulatory charges and paying contribution charges. As a holder of a BITS license, we also must comply with various annual reporting requirements. We are also subject to Canadian federal privacy and anti-spam laws and provincial consumer protection legislation.

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

In addition, our international operations are potentially subject to country-specific governmental regulation and related actions that may increase our costs or impact our product and service offerings or prevent us from offering or providing our products and subscriptions in certain countries. Certain of our subscriptions may be used by customers located in countries where VoIP and other forms of IP communications may be illegal or require special licensing or in countries on a U.S. embargo list. Even where our products are reportedly illegal or become illegal or where users are located in an embargoed country, users in those countries may be able to continue to use our products and subscriptions in those countries notwithstanding the illegality or embargo. We may be subject to penalties or governmental action if customers continue to use our products and subscriptions in countries where it is illegal to do so, and any such penalties or governmental action may be costly and may harm our business and damage our brand and reputation. We may be required to incur additional expenses to meet applicable international regulatory requirements or be required to discontinue those subscriptions if required by law or if we cannot or will not meet those requirements.

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

There are a number of federal, state, local, and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. We expect that with the implementation of our Global Office solution, we may become subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.

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

Additionally, the GDPR has been implemented and is set to enter into full force in May 2018.  The GDPR strengthens the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR.

In preparation for the GDPR, we are taking necessary administrative, contractual, and other measures designed to achieve compliance with the GDPR, but we cannot guarantee that these measures will be sufficient or complete when the GDPR goes into effect in May 2018.  If we do not achieve compliance by May 2018, we may be at risk of the penalties described above.  However, the measures we are taking include providing adequate protection for personal data transferred from the European Economic Area (“EEA”) and Switzerland to the U.S. by virtue of our certification under the EU-US and Swiss-US Privacy Shield frameworks, agreed between the United States Department of Commerce, the European Commission, and the Swiss government, respectively.  Further, we also use other measures, including EU Standard Contractual Clauses (also called “Model Clauses”) data export agreements, for our transfers of EU personal data to other non-EEA countries, where necessary.

At present, the EU-US Privacy Shield framework and the use of Model Clauses to protect data exports between the EEA and U.S. are both subject to ongoing legal challenges. A case brought by an Irish digital rights group to have the EU-US Privacy Shield declared invalid by the Court of Justice of the EU was dismissed in December 2017, although that dismissal may be subject to a future appeal. A ruling in a similar legal challenge to the EU-US Privacy Shield, brought by a French digital rights group, is still pending. The Model Clauses are also the subject of court proceedings between the Irish Data Protection Commissioner and a private individual, and this case has been referred to the Court of Justice of the European Union.

Any or all of these court proceedings may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient.  Additionally, it is possible that the Privacy Shield may need to be updated by the European Commission and Department of Commerce to take into account the GDPR. Should any of these prove to be the case, we will need to take any necessary and additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EEA to the U.S. and other non-EEA countries.  If we are unable to take such measures, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.

Following the Brexit vote, the U.K. government invoked Article 50 of the Treaty of Lisbon, thereby triggering the two-year negotiation period for exiting the EU. The U.K. will likely leave the EU on March 29, 2019 and transitional provisions may or may not be put in place to ease the process. While it is impossible to tell exactly how Brexit will impact the regulatory landscape at this point, it may ultimately impact our U.K. business. There is some uncertainty regarding the future of data protection legislation in the U.K. following Brexit.  The U.K. Government has recently introduced draft legislation intended to implement the GDPR in the U.K.  This will commit the U.K. to preserving EU standards of data protection in the U.K. on an ongoing basis after Brexit. For that reason, even after the U.K. has exited the EU, our applicable entities and operations likely will be bound to comply with the requirements of the GDPR post-Brexit.  Nevertheless, when the U.K. ceases to be a Member State of the EU, it may no longer be possible to freely transfer personal data between the EU and the U.K.  As such, it may become necessary for us to implement additional data export solution, like the Model Clauses, to enable the continued flow of personal data between our U.K. operations and our EU customers and affiliates.  Implementing these solutions may take time and, if not achieved promptly before or immediately following Brexit, may result in disruption to our business and expose us to potential regulatory fines and civil claims.

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

The European Commission has also proposed new legislation to enhance privacy protections for users of communications services and to enhance protection for individuals against online tracking technologies.  The proposed legislation, the Regulation on Privacy and Electronic Communications (“e-Privacy Regulation”), is currently undergoing legislative scrutiny, and the European Commission intends to achieve its adoption and implementation by May 25, 2018.  It is not yet clear if this timeline is achievable, but, when introduced, the e-Privacy Regulation is expected to impose greater potential liabilities upon communications service providers, including potential fines for the most serious of breaches of the greater of €20 million or 4% of worldwide annual turnover.  New rules introduced by the e-Privacy Regulation are likely to include enhanced consent requirements for communications service providers in order to use communications content and communications metadata to deliver value added services, and these may affect our future business growth in the EU.

As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. Canadian, anti-spam legislation, or CASL, prescribes certain rules regarding the use of electronic messages for commercial purposes and imposes certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to $10 million, and the CRTC has begun actively enforcing the law and penalization non-compliant organizations. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts, and industry standards may affect our ability to provide all the current features of our products and subscriptions and our customers’ ability to use our products and subscriptions, and could require us to modify the features and functionality of our products and subscriptions. In 2015, Canada’s privacy legislation was amended to implement mandatory data breach notification requirements and fines of up to $100,000 per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. Such obligations and restrictions, once in force, may limit our ability to collect, store, process, use, transmit, and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share, and disclose data with others through our products and subscriptions. The amendments will not become in force until such time as related regulations are implemented. Draft regulations to implement the mandatory data breach notification requirements were published for comment by the Government of Canada in September 2017 and the comment period has now expired. No set date as yet has been established by the Government of Canada regarding when the regulations will be final and approved, however, this date is not expected to be earlier than mid-2018. In June 2017, the Government of Canada announced the suspension of the private right of action under CASL that was originally scheduled to come into force on July 1, 2017. During 2017, a committee of the Parliament of Canada completed a public process to review the scope, substance and enforcement of the CASL. Following the review, several recommendations were made to provide for further clarification of certain terms under CASL and for the Government of Canada to reconsider implementing the private of action that was suspended earlier in 2017. No decision has yet been made by the Government of Canada regarding any changes to CASL or the implementation of the private right of action. Compliance with, and other burdens imposed by, current obligations and restrictions as well as those occasioned by future changes could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm our business.

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

There are numerous federal and state laws governing the privacy and security of personal information. In particular, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We act as a "Business Associate" through our relationships with our customers and is thus directly subject to certain provisions of HIPAA.  In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship.

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

The FCC requires Internet voice communications providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wire-line E-911 network. Under the FCC’s rules, Internet voice communications providers must transmit the caller’s phone number and registered location information to the appropriate public safety answering point (“PSAP”) for the caller’s registered location. Our CLEC services are also required by the FCC and state regulators to provide E-911 service to the extent that they provide services to end users.

In Canada, the Canadian Radio-television and Telecommunications Commission (the “CRTC”) has imposed similar requirements related to the provision of E-911 services in all areas of Canada where the wireline incumbent carrier offers such 911 services. The CRTC also mandates certain customer notification requirements pursuant to which new customers are required to be notified of 911 service limitations and to consent to the same before their service with us commences and we are required to provide annual update notifications to our customers of the 911 limitations of our service.

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

We provide E-911/999/112 service in compliance with the Ofcom, the CRTC and the FCC’s rules, as applicable, to substantially all of our customers’ interconnected VoIP lines. In some circumstances, 911/999/112 calls may be routed to a national emergency call center that routes the call to the appropriate PSAP. In addition, certain of our Internet voice communications services that work with mobile devices and are accessed through Wi-Fi networks may not be able to complete 911/999/112 calls. The FCC is considering requiring providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. In Canada, the CRTC requires providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. The adoption of such a requirement in the U.S. could increase our costs and make our service more expensive, which could adversely affect our results of operations. The CRTC in 2017 mandated that all telecommunications service providers, including Internet voice communications providers, are to be in a position to support next generation NG9-1-1 services by June 30, 2020 following changes to be made to the networks of incumbent telephone companies necessary to deliver the NG9-1-1 services. The implementation of the changes necessary to offer NG9-1-1 services may be costly and may make our service less competitive.

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

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our acquisition of Glip, Inc. (“Glip”) in 2015.  We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity, and stock price.

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

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to tax legislation in several countries; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition. As such, we are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of comparable taxing authorities in other country jurisdictions. Changes in tax laws, including the recently enacted U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. We are currently evaluating the Tax Act. The full impact of the Tax Act on us cannot be predicted at this time and may change significantly as regulations, interpretations and rulings relating to the Tax Act are issued and additional changes in U.S. federal and state tax laws may be made in the future. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

As of December 31, 2017, we had federal and state net operating loss carryforwards (“NOLs”) of $276 million and $231 million, respectively, available to offset future taxable income, due to prior period losses, which, if not utilized, will begin to expire in 2023 for federal purposes and will begin to expire in 2021 for state purposes. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm, KPMG LLP, is required to and has issued an attestation report as of December 31, 2017. While management concluded internal control over financial reporting was effective as of December 31, 2017, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

If our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the Securities and Exchange Commission (the “SEC”).

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

Our business could suffer if we cannot obtain or retain direct inward dialing numbers (“DIDs”) are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.

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

The stock market in general, and the market for SaaS and other technology-related stocks in particular, has been highly volatile. As a result, the market price and trading volume for our Class A common stock has been and may continue to be highly volatile, and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;
•	our quarterly or annual earnings or those of other companies in our industry;
•	conditions that impact demand for our subscriptions;
•	the public’s reaction to our press releases, financial guidance, and other public announcements, and filings with the SEC;
•	changes in earnings estimates or recommendations by securities or research analysts who track our Class A common stock;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in government and other regulations;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	arrival and departure of key personnel;
•	sales of common stock by us, our investors, or members of our management team; and
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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which will supersede nearly all existing revenue recognition guidance. Although the new standard permits early adoption as early as January 1, 2017, the effective date of the new revenue standard is January 1, 2018.  The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We will adopt the new revenue guidance in the first quarter of 2018, using the full retrospective transition method. Under the new standard, we expect to capitalize certain sales commission costs and in some cases recognize revenue earlier for subscription plans with free periods and products sold at discounts. The impact of adopting the new standard on our total revenues is not expected to be material. However, we anticipate the most significant impact of adopting the new standard primarily relates to the deferral of sales commissions, which previously were expensed as incurred and to the incremental disclosure requirements. Adoption of this standard will also require changes to our business processes, systems and controls to support the new revenue recognition guidance.

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

Risks Related to Our Class A Common Stock and Our Charter Provisions

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 65% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

Our corporate headquarters is located in Belmont, California, and consists of approximately 100,000 square feet of office space, under a lease that expires in July 2021.

We also lease offices in Denver, Colorado; Charlotte, North Carolina; Boca Raton, Florida; London, England; Xiamen, China; and Kwun Tong, Hong Kong. In addition, we lease space from third-party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna, Virginia; San Jose, California; Amsterdam, the Netherlands; Zurich, Switzerland; Sydney, Australia; and Singapore. We expect to further expand our facilities and datacenter capacity internationally during the year ending December 31, 2018. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2017, we did not have any accrued liabilities recorded for such loss contingencies.

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against us in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by our customers when sending facsimile transmissions over our system (“Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, we filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, we filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on our Petition.  On October 7, 2016, the Court granted our motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed our motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, we filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted our motion to dismiss with prejudice and concurrently dismissed our motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017. SPS’s opening brief on appeal was filed on December 20, 2017, and our opposition brief was filed on February 20, 2018.  SPS’s optional reply brief must be filed by April 12, 2018. It is too early to predict the outcome of this Lawsuit. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named Defendant and alleging that we and other Defendants violated the TCPA and regulations promulgated thereunder by allegedly using an Automated Telephone Dialing System to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others.  Hurley alternatively alleges that we are vicariously liable for the actions of its co-Defendants.  Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims.  We were served with the Second Amended Complaint on January 4, 2018, and its responsive pleading must be filed by March 23, 2018.  It is too early to predict the outcome of this Lawsuit. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. filed in the U.S. District Court for the Eastern District of Texas two actions against us alleging infringement of US Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application. The plaintiffs seek a declaration that we have infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. On October 9, 2017, we filed a motion to dismiss or transfer requesting that the case be transferred to the United States District Court for the Northern District of California.  In response to the motion, plaintiffs filed a first amended complaint on October 24, 2017. We filed a renewed motion to dismiss or transfer on November 15, 2017.  Although briefing on that motion has been completed, the motion has not yet been decided.  On February 5, 2018, Uniloc moved to stay the litigation pending the resolution of certain third-party inter partes review proceedings (“IPRs”) before the United States Patent and Trademark Office. On February 9, 2018, the court stayed the litigation pending resolution of the IPRs without prejudice to or waiver of our motion to dismiss or transfer. This litigation is still in its earliest stages. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. We intend to vigorously defend against this lawsuit.

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

The following table sets forth for the indicated periods the high and low closing sales prices of our Class A common stock as reported by the New York Stock Exchange:

	High	Low
Year ended December 31, 2017:
First quarter	$28.30	$21.25
Second quarter	$38.65	$27.30
Third quarter	$42.65	$34.55
Fourth quarter	$49.65	$40.95
Year ended December 31, 2016:
First quarter	$23.36	$14.38
Second quarter	$20.85	$15.94
Third quarter	$24.14	$19.37
Fourth quarter	$24.15	$19.80

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

Stockholders

As of February 22, 2018, there were 27 stockholders of record of our Class A common stock and Class B common stock. Because most of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Sales of Unregistered Equity Securities and Use of Proceeds

On July 10, 2017 and October 2, 2017, we issued 40,113 and 7,478 shares of our Class A common stock, respectively, to the former stockholders of Glip upon the satisfaction of certain milestones achieved in connection with our June 2015 acquisition of Glip.  No underwriters were involved in the foregoing sales of securities.  The issuance of such shares was deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering or Regulation S of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The graph below compares the cumulative total return on our Class A common stock with that of the Russell 2000 Index and the Nasdaq Computer Index. The period shown commences on September 27, 2013, the first day our Class A common stock was listed on the New York Stock Exchange, and ends on December 31, 2017, the end of our last fiscal year. The graph assumes $100 was invested at the close of market on September 27, 2013 in the Class A common stock of RingCentral, Inc., or on September 30, 2013 in the Russell 2000 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

COMPARISON OF 51 MONTH CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
RingCentral Inc.
Russell 2000
NASDAQ Computer

*$100 invested on 9/27/13 in stock or 9/30/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Russell Investment Group. All rights reserved.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data and the consolidated balance sheets data are derived from our audited consolidated financial statements and should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes included elsewhere in this filing. Our historical results are not necessarily indicative of our results in any future period.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statements of Operations
Revenues
Software subscriptions	$463,163	$355,850	$271,245	$200,098	$145,995
Other	38,363	23,874	24,983	19,789	14,510
Total revenues	501,526	379,724	296,228	219,887	160,505
Cost of revenues
Software subscriptions (1)	89,193	73,470	66,354	58,673	47,230
Other (1)	32,078	18,741	20,917	18,100	14,289
Total cost of revenues	121,271	92,211	87,271	76,773	61,519
Gross profit	380,255	287,513	208,957	143,114	98,986
Operating expenses
Research and development (1)	75,148	65,514	52,924	44,582	33,399
Sales and marketing (1)	260,069	192,497	139,851	104,827	72,336
General and administrative (1)	72,313	55,454	47,114	38,910	34,284
Total operating expenses	407,530	313,465	239,889	188,319	140,019
Loss from operations	(27,275)	(25,952)	(30,932)	(45,205)	(41,033)
Other income (expense), net
Interest expense	(99)	(746)	(1,123)	(2,007)	(5,384)
Other income (expense), net	1,491	(2,375)	(1,307)	(1,031)	274
Other income (expense), net	1,392	(3,121)	(2,430)	(3,038)	(5,110)
Loss before provision (benefit) for income taxes	(25,883)	(29,073)	(33,362)	(48,243)	(46,143)
Provision (benefit) for income taxes	258	236	(1,263)	97	(45)
Net loss	$(26,141)	$(29,309)	$(32,099)	$(48,340)	$(46,098)
Net loss per common share
Basic and diluted	$(0.34)	$(0.40)	$(0.46)	$(0.72)	$(1.39)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	76,281	72,994	70,069	66,818	33,155

(1)	Share-based compensation expense is included in our results of operations as follows (in thousands):

	Year ended December 31,
	2017	2016	2015	2014	2013
Cost of revenues	$3,735	$3,165	$2,054	$1,294	$539
Research and development	9,550	7,296	5,387	3,343	1,495
Sales and marketing	16,015	10,902	7,200	5,260	1,313
General and administrative	12,760	9,477	7,447	5,619	4,193
Total share-based compensation expense	$42,060	$30,840	$22,088	$15,516	$7,540

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data (in thousands)
Cash and cash equivalents	$181,192	$160,355	$137,588	$113,182	$116,378
Short-term investments	$—	$—	$—	$28,479	$—
Working capital surplus	$121,329	$89,911	$90,472	$83,513	$75,005
Total assets	$305,168	$252,629	$214,813	$188,337	$145,185
Deferred revenue	$64,415	$45,159	$36,657	$25,586	$16,552
Debt and capital lease obligations	$—	$15,021	$19,040	$25,621	$34,821
Total stockholders' equity	$172,202	$130,041	$110,132	$96,505	$63,515

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors.”

Overview

We are a leading provider of SaaS solutions for the way employees communicate and collaborate in business. We believe that our innovative, cloud-based approach disrupts the large market for business communications and collaboration by providing flexible and cost-effective solutions that support distributed workforces, mobile employees, and the proliferation of smart phones and tablets. We enable convenient and effective communications for our customers, across all their locations, all their employees, all the time, thus enabling a more productive and dynamic workforce.

We primarily generate revenues by selling software subscriptions of our RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and RingCentral Glip offerings. RingCentral Office, which offers an integrated communications and collaboration solution, is offered at monthly subscription rates, varying by the specific functionalities and services and the number of users. To support multinational enterprise customers, we introduced RingCentral Global Office (“Global Office”) as an expansion of RingCentral Office. Global Office, offered on a monthly subscription, connects workforces across multiple countries, while reducing complexity and high costs of maintaining multiple, legacy on-premise PBX systems with a single cloud solution. RingCentral Professional is inbound call management for mobile professionals offered at monthly subscription rates that vary based on the desired amount of minutes usage and extensions allotted to the plan. RingCentral Fax, which provides Internet fax capabilities that allow businesses to send and receive fax documents without the need of a fax machine, is offered at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan. RingCentral Contact Center is a omni-channel hosted contact center solution that integrates with RingCentral Office, offered at a monthly subscription based on four editions with varying features and capabilities.  RingCentral Glip is a team messaging and collaboration tool that is made available as a feature to all RingCentral Office customers, and as a freemium offering to non-RingCentral users.  Seamlessly integrated with RingCentral Office, RingCentral Glip enables a collaborative communication experience, which delivers increased work productivity and better team efficiency.  RingCentral CloudConnect is a service that allows enterprises to leverage their dedicated and private connections to exchange data directly with the RingCentral cloud. Customers use their preferred network service provider to connect to the RingCentral cloud through a private data exchange enabling lower latency, greater network reliability and availability, and added security.  Rooms and Rooms Connector bring a cloud web conferencing solution to meeting rooms for a monthly per license add-on fee. Business Multimedia Messaging Service (“MMS”) capabilities enable customers to send and receive images and multimedia files from their RingCentral business numbers, RingCentral Webinar, which is capable of hosting up to 10,000 attendees and 200 presenters, and RingCentral Live Reports, which enables RingCentral Office customers to monitor in real time the service quality delivered to their customers, both for a monthly per license add-on fee. We also offer RingCentral Connect Platform, which is an open platform supported by APIs and SDKs that allows developers to integrate our solution with leading business applications or to customize within their own business workflows.

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card or through commercial invoices with customary payment terms. We expect to bill more customers through commercial invoices, thus our level of accounts receivable may increase. As we increase our number of large customers, we expect our level of prepayments from customers with annual or multi-year contracts to increase and, accordingly, our level of deferred revenue may increase. For the years ended December 31, 2017, 2016, and 2015, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.

In January 2016, we entered into a sales agency agreement with Westcon, a global distributor of communications devices, to provide the phones purchased by customers. Under this agreement, we were an agent and received a commission for our services, which primarily included referring sales to Westcon. Westcon provided phones directly to our customers instead of us purchasing phones from third-party vendors and reselling the phones to our customers. We recorded commission revenues for this arrangement because we were the agent for these sales.  During the three months ended June 30, 2016, we completed our transition of direct phone sales to Westcon, which excluded our carriers’ phone sales.  In addition, we had sales in which we provided free or significantly discounted phones to our customers for promotional reasons. As our agency arrangement did not allow for these significant discounts, we were the seller to these customers and recognized the related revenues and costs from the sale.  In addition, our carrier partners did not move to the agency model as they wanted to maintain the customer relationship.  This resulted in a mixed hardware engagement model and administrative burden to manage the two models.  In December 2016, we terminated the Westcon sales agency agreement and entered into a reseller (direct sale) agreement with Westcon. Effective January 1, 2017, we switched from the agency model to the direct phone sales model whereby we will no longer serve as an agent for referring phone sales to Westcon and will no longer receive commissions for our services.  Under the direct phone sales model, we will purchase phones directly from Westcon for resale to our customers. Under this model, we will recognize revenues and costs for phone sales as we are the primary obligor for order fulfillment, have latitude in determining pricing, and assume general inventory risk. The shift to the direct phone sales model resulted in increases in our other revenues and the corresponding cost of other revenues, resulting in decreased gross margin.

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct inside sales force. Since then, we have continued investing in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of sales agents and resellers who are active in selling our solutions and with whom we have direct relationships, including regional and global master agents such as Intelysis Communications, Inc. (acquired by ScanSource, Inc.), Ingram Micro Inc. (acquired by HNA Group), Sandler Partners and AVANT, Inc., National partners such as CDW Corporation, Carousel Industries, and SHI International Corp., strategic partners such as Google, as well as carrier partners including TELUS and BT, which we refer to collectively as resellers. Our network of resellers includes master agents who manage other sales agents and resellers, resulting in an even larger reseller network.  We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio, and billboard advertising. In January 2018, we closed a transaction with AT&T to allow us to transition the existing customer base for RingCentral Office@Hand solution sold by AT&T directly to us and AT&T is no longer selling new subscriptions for our solution. The transition of the customer base is expected to be completed by January 2019.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. In the case of our carrier partners, who resell our product to multiple companies, we consider each reseller to be a single customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of end-users per customer generally correlates to the number of employees within a customer account. As of December 31, 2017, we had customers from a range of industries, including financial services, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the years ended December 31, 2017, 2016, and 2015, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we expand internationally.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $501.5 million, $379.7 million, and $296.2 million in the years ended December 31, 2017, 2016, and 2015, respectively, generating year-over-year increases of 32% and 28%, respectively. We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $26.1 million, $29.3 million, and $32.1 million in the years ended December 31, 2017, 2016, and 2015, respectively.

Key Business Metrics

In addition to generally accepted accounting principles (“U.S. GAAP”) financial measures such as total revenues, gross margin, and cash flows from operations, we regularly review a number of key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. We discuss revenues and gross margin under “Results of Operations” and cash flow from operations under “Liquidity and Capital Resources.” Other key business metrics are discussed below.

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer subscriptions in effect at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2017 were $45.5 million. As such, our ARR at December 31, 2017 were $546.4 million compared to $414.4 million at December 31, 2016.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at December 31, 2017 were $466.2 million compared to $341.5 million at December 31, 2016.

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

Our key business metrics for the five quarterly periods ended December 31, 2017 were as follows (dollars in millions):

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$546.4	$513.7	$478.0	$450.8	$414.4
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$466.2	$433.7	$398.9	$373.0	$341.5

Components of Results of Operations

Revenues

Our revenues for the years presented, consisted of software subscriptions and other revenues. Our software subscriptions revenue includes all fees billed in connection with subscriptions to our RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and RingCentral Glip. These fees include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, recurring administrative cost recovery fees, one-time fees, and other recurring fees related to our subscriptions. We provide our subscriptions to our customers pursuant to contractual arrangements that range in duration typically from one month to three years. We provide our subscriptions to our customers pursuant to either “click through” online agreements for service terms up to one year or written agreements when the arrangement is expected to be one year or longer. We offer our subscriptions based on the functionalities and services selected by a customer, and generally our subscription arrangements automatically renew for additional periods at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.

We generally bill our software subscription fees in advance. We recognize software subscription revenue over the term of the agreement.  Amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet.

In January 2016, we entered into a sales agency agreement with Westcon to provide the phones purchased by customers. Under this agreement, we were an agent of Westcon and received a commission for our services, which primarily included referring phone sales to Westcon. Westcon provided phones directly to our customers instead of us purchasing phones from third-party vendors and reselling the phones to customers.  We recognized commission revenues for this arrangement as we were the agent of these sales.  Sales of phones that were provided free or significantly discounted to customers were excluded from the agency model.  We recognized revenues and costs from these sales as we were the primary obligor and had latitude in determining pricing.  In December 2016, we terminated the Westcon sales agency agreement and entered into a reseller (direct sale) agreement with Westcon.  Effective January 1, 2017, we switched from the agency model to the direct phone sales model whereby we no longer serve as an agent for referring phone sales to Westcon and we no longer receive commissions for our services. Under the direct phone sales model, we recognize revenues and costs for phone sales as we are the primary obligor for order fulfillment, have latitude in establishing pricing, and assume general inventory risk.

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

“Other revenues” includes phone sales to carrier partners, phone rentals, and professional implementation services. Product revenue is billed at the time the order is received and recognized when the product has been delivered to the customer.

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

Cost of other revenue is comprised primarily of the cost associated with the purchase of phones, cost of professional services, and allocated costs of facilities and information technology related to the procurement, management, and shipment of phones.

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

Quarterly Revenue Trends

Our software subscriptions revenue is primarily driven by recurring subscription services. Historically, we have acquired more new customers in the first and third quarters of a fiscal year. However, we have seen this trend becoming increasingly less pronounced as our business has grown, sales of RingCentral Office have accounted for a higher percentage of our total revenues, and as we move up market to target and acquire larger customers.

Quarterly Operating Expenses Trends

Operating expenses are primarily driven by employee-related expenses and by sales and marketing programs, and have been relatively consistent as a percentage of revenues. We expect this trend to continue as we acquire larger customers and expand globally.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2017	2016	2015
Revenues
Software subscriptions	$463,163	$355,850	$271,245
Other	38,363	23,874	24,983
Total revenues	501,526	379,724	296,228
Cost of revenues
Software subscriptions	89,193	73,470	66,354
Other	32,078	18,741	20,917
Total cost of revenues	121,271	92,211	87,271
Gross profit	380,255	287,513	208,957
Operating expenses
Research and development	75,148	65,514	52,924
Sales and marketing	260,069	192,497	139,851
General and administrative	72,313	55,454	47,114
Total operating expenses	407,530	313,465	239,889
Loss from operations	(27,275)	(25,952)	(30,932)
Other income (expense), net
Interest expense	(99)	(746)	(1,123)
Other income (expense), net	1,491	(2,375)	(1,307)
Other income (expense), net	1,392	(3,121)	(2,430)
Loss before provision (benefit) for income taxes	(25,883)	(29,073)	(33,362)
Provision (benefit) for income taxes	258	236	(1,263)
Net loss	$(26,141)	$(29,309)	$(32,099)

Percentage of Total Revenues

	Year ended December 31,
	2017	2016	2015
Revenues
Software subscriptions	92%	94%	92%
Other	8	6	8
Total revenues	100	100	100
Cost of revenues
Software subscriptions	18	19	22
Other	6	5	7
Total cost of revenues	24	24	29
Gross profit	76	76	71
Operating expenses
Research and development	15	17	18
Sales and marketing	52	51	47
General and administrative	14	15	16
Total operating expenses	81	83	81
Loss from operations	(5)	(7)	(10)
Other income (expense), net
Interest expense	(0)	(0)	(0)
Other income (expense), net	0	(1)	(0)
Other income (expense), net	0	(1)	(0)
Loss before provision (benefit) for income taxes	(5)	(8)	(10)
Provision (benefit) for income taxes	0	(0)	(0)
Net loss	(5%)	(8%)	(10%)

Comparison of Fiscal Years Ended December 31, 2017, 2016, and 2015:

Revenues

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Revenues
Software subscriptions	$463,163	$355,850	$107,313	30%	$355,850	$271,245	$84,605	31%
Other	38,363	23,874	14,489	61%	23,874	24,983	(1,109)	(4%)
Total revenues	$501,526	$379,724	$121,802	32%	$379,724	$296,228	$83,496	28%
Percentage of revenues
Software subscriptions	92%	94%			94%	92%
Other	8	6			6	8
Total	100%	100%			100%	100%

Software subscriptions revenue.  Software subscriptions revenue increased by $107.3 million and $84.6 million, or 30% and 31%, from fiscal years 2016 to 2017 and from fiscal years 2015 to 2016, respectively. These year over year increases were primarily due to the acquisition of new customers, upsells of additional offerings to our existing customer base, an increase in sales to our mid-market and enterprise customers as we continue to move up market, and sales through our channel partners. In addition, our software subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the year ended December 31, 2017 as compared to the prior year, which generally carry a higher monthly subscription rate versus our other product offerings. Our core subscription revenues, excluding subscription revenue from AT&T, was $409.7 million, $308.1 million, and $237.6 million for the years ended December 31, 2017, 2016, and 2015, respectively, or a 33% and 30% increase period over period. Since new subscriptions for the RingCentral Office@Hand solution sold by AT&T have declined throughout 2017 to an immaterial level, we believe this core subscription revenues information provides a useful indicator of our business performance. While the acquisition of new customers and upsells of additional offerings to our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers purchased a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varies significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures of 35% in 2017 as compared to 2016 and 38% in 2016 as compared to 2015, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our products.

Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services.

Other revenues increased by $14.5 million, or 61%, from fiscal year 2016 to 2017 primarily due to the shift to the direct phone sales model during 2017 from an agency model and increase in professional services revenue.  Other revenues decreased by $1.1 million or 4% from fiscal years 2015 to 2016 primarily due to the shift to the agency model during 2016 and the elimination of the majority of our revenues from the sale of phones, offset by an increase in professional services revenue.

Total revenues increased by $121.8 million and $83.5 million, or 32% and 28%, from fiscal years 2016 to 2017 and from fiscal years 2015 to 2016, respectively. Adjusting for the direct phone sales model, on a comparable basis, total revenues would have increased by 29% from fiscal year 2016 to 2017.

Cost of Revenues and Gross Margin

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues
Software subscriptions	$89,193	$73,470	$15,723	21%	$73,470	$66,354	$7,116	11%
Other	32,078	18,741	13,337	71%	18,741	20,917	(2,176)	(10%)
Total cost of revenues	$121,271	$92,211	$29,060	32%	$92,211	$87,271	$4,940	6%
Percentage of revenues
Software subscriptions	18%	19%			19%	22%
Other	6%	5%			5%	7%
Gross margins
Software subscriptions	81%	79%			79%	76%
Other	16%	22%			22%	16%
Total gross margin %	76%	76%			76%	71%

Cost of software subscriptions revenues.  Cost of software subscriptions revenues increased by $15.7 million, or 21%, from fiscal year 2016 to 2017 primarily due to increases in personnel costs of $4.6 million, third-party costs to support our products of $4.4 million, overhead costs to support our products of $4.2 million, service and professional fees of $1.5 million, and co-location fees of $1.0 million. The increase in personnel costs was driven by an increase of 15% in average headcount and higher share-based compensation expense of $0.5 million.

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

Cost of other revenues.  Cost of other revenues increased by $13.3 million, or 71%, from fiscal year 2016 to 2017.  This was primarily due to the increase in the cost of product sales of $9.4 million, which was driven primarily by the shift to the direct phone sales model during 2017, cost of professional services of $3.1 million, and personnel costs of $0.6 million. The increase in the cost of professional services was due to an increase in revenues for implementation services.

Cost of other revenues decreased by $2.2 million, or 10%, from fiscal years 2015 to 2016.  This was primarily due to a decrease in the cost of product sales of $4.2 million, which was driven primarily by the shift to the agency model, partially offset by an increase in the cost of professional services of $1.9 million.  The increase in the cost of professional services was due to an increase in revenues for implementation services.

Gross margin.  Our gross margin was 76%, 76%, and 71% for fiscal years 2017, 2016, and 2015, respectively. We expect gross margin to remain fairly consistent in the future.

Software subscription revenues gross margin has been flat or improved in all presented periods primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses.

The gross margin for other revenues decreased from 22% in fiscal year 2016 to 16% in fiscal year 2017. The decrease in gross margin for other revenues was due primarily to the transition from the agency model to direct phone sales model for phones. Adjusting for the direct phone sales model, on a comparable basis, gross margin would have been 1.7% higher year over year. Gross margin for other revenues was 22% in fiscal year 2016 and 16% in fiscal year 2015. The increase in gross margin was driven primarily by the shift to the agency model for the majority of our phone sales.

Research and Development

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$75,148	$65,514	$9,634	15%	$65,514	$52,924	$12,590	24%
Percentage of total revenues	15%	17%			17%	18%

Research and development expenses increased by $9.6 million, or 15%, from fiscal year 2016 to 2017 primarily due to increases in personnel costs of $6.9 million, overhead costs to support our research and development efforts of $2.2 million, and professional fees of $0.4 million. The increase in personnel costs was primarily due to an increase in average headcount of 24% and higher share-based compensation expense of $2.3 million.

Research and development expenses increased by $12.6 million, or 24%, from fiscal year 2015 to 2016 primarily due to increases in personnel costs of $12.4 million and professional fees of $1.3 million, which were partially offset by a cost recovery of $0.9 million. The increase in personnel costs was primarily due to an increase in average headcount of 18% and higher share-based compensation expense of $1.9 million.

The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our cloud-based and mobile applications.  We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.

Sales and Marketing

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$260,069	$192,497	$67,572	35%	$192,497	$139,851	$52,646	38%
Percentage of total revenues	52%	51%			51%	47%

Sales and marketing expenses increased by $67.6 million, or 35%, from fiscal year 2016 to 2017 primarily due to increases in personnel costs of $40.0 million, indirect channel commissions of $14.0 million, overhead costs to support our marketing efforts of $5.8 million, advertising and marketing costs of $3.8 million, training and travel costs of $2.8 million, and professional fees of $1.3 million.  The increase in personnel costs was primarily due to an increase in average headcount of 33% and higher share-based compensation expense of $5.1 million.

Sales and marketing expenses increased by $52.6 million, or 38%, from fiscal year 2015 to 2016 primarily due to increases in personnel costs of $28.3 million, indirect channel commissions of $8.8 million, advertising and marketing costs of $8.6 million, travel costs of $3.3 million, professional fees of $1.1 million, and overhead costs to support our marketing efforts of $2.5 million.  The increase in personnel costs was primarily due to an increase in average headcount of 27% and higher share-based compensation expense of $3.7 million.

The increases in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new customers with a focus on larger customers, and establish brand recognition to achieve greater penetration into the North American and European markets.  Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, Europe, and other markets.

General and Administrative

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative	$72,313	$55,454	$16,859	30%	$55,454	$47,114	$8,340	18%
Percentage of total revenues	14%	15%			15%	16%

General and administrative expenses increased by $16.9 million, or 30%, from fiscal year 2016 to 2017 primarily due to increases in personnel costs of $13.1 million, travel and overhead costs of $1.5 million, and professional fees of $1.4 million. The increase in personnel costs was primarily due to an increase in average headcount of 34% and higher share-based compensation expense of $3.3 million.

General and administrative expenses increased by $8.3 million, or 18%, from fiscal year 2015 to 2016 primarily due to increases in personnel costs of $5.7 million and professional fees of $2.2 million. The increase in personnel costs was primarily due to an increase in average headcount of 9% and higher share-based compensation expense of $2.0 million.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.

Other Income (expense), net

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Interest expense	$(99)	$(746)	$647	87%	$(746)	$(1,123)	$377	34%
Other income (expense), net	1,491	(2,375)	3,866	163%	(2,375)	(1,307)	(1,068)	(82%)
Other income (expense), net	$1,392	$(3,121)	$4,513	145%	$(3,121)	$(2,430)	$(691)	(28%)

Other income (expense), net increased by $4.5 million, or 145%, from fiscal year 2016 to 2017 primarily due to foreign currency gains driven by the significant increase in the Canadian dollar relative to the U.S. dollar and lower interest expense of $0.6 million due to the repayment of our debt in February 2017.

Other expense increased by $0.7 million, or 28%, from fiscal year 2015 to 2016 primarily due to foreign exchange losses driven by the significant decline in the British pound relative to the US dollar.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, we had $181.2 million and $160.4 million, respectively, of cash and cash equivalents. Since our initial public offering in 2013 and our follow-on offering in early 2014, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Generally, 71% of our total billings are collected through credit card payments received at the beginning of each subscription period, which is monthly for the majority of our customers.  As we continue to move up market, the number and size of customers with annual or multi-year contracts is increasing and those who opt for annual invoicing is also increasing.  For these customers, we generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Therefore, a source of our cash provided by operating activities is our deferred revenue, which is included within our consolidated balance sheet as a liability.  Deferred revenue consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue ratably over the term of agreement.  As of December 31, 2017 and 2016, we had deferred revenue of $64.4 million and $45.2 million, respectively.

We had no outstanding debt as of December 31, 2017. As of December 31, 2016, the carrying value of our debt totaled $14.8 million, which was paid in full in February 2017 as discussed in Note 7 of the Notes to the Consolidated Financial Statements and Supplementary Data included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Year ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$41,165	$29,708	$5,086
Net cash (used in) provided by investing activities	(26,387)	(16,398)	6,366
Net cash provided by financing activities	6,783	9,330	12,637
Effect of exchange rate changes	(724)	127	317
Net increase in cash and cash equivalents	$20,837	$22,767	$24,406

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

Net cash provided by operating activities was $41.2 million for the year ended December 31, 2017. Net cash provided by operating activities resulted from source of cash from working capital of $7.9 million, which was primarily driven by cash receipts and prepayments from our customers and carriers, offset by the timing of cash payments to vendors. Additionally, net cash provided by operating activities was driven by non-cash adjustments of $59.4 million, primarily consisting of $42.1 million in share-based compensation, $16.2 million in depreciation and amortization, and $1.7 million of bad debt expense, partially offset by net loss of $26.1 million and $0.7 million in foreign currency remeasurement gain recognized on certain assets and liabilities denominated in currencies other than the functional currency.

Net cash provided by operating activities was $29.7 million for the year ended December 31, 2016, primarily resulting from source of cash from working capital of $9.7 million, and non-cash adjustments of $49.3 million, primarily consisted of $30.8 million in share-based compensation, $14.7 million in depreciation and amortization, $2.6 million in foreign currency remeasurement loss recognized on certain receivables denominated in currencies other than the functional currency, and $0.6 million in bad debt expense, partially offset by net loss of $29.3 million.

Net cash provided by operating activities for the year ended December 31, 2017, increased by $11.5 million as compared to the year ended December 31, 2016 due to a reduction in our net loss of $3.2 million, an increase in non-cash adjustments of $10.1 million, partially offset by a decrease in working capital of $1.8 million. The decrease in cash resulting from changes in operating assets and liabilities was primarily due to timing of cash payments to vendors and cash receipts and prepayments from customers and carriers.

Net Cash (Used in) Provided by Investing Activities

Our primary investing activities have consisted of capital expenditures, including costs incurred related to internal-use software, that are necessary to support our increasing customer base and headcount levels in all functions of our business.  As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities was $26.4 million for the year ended December 31, 2017, primarily due to $19.5 million in purchases of property and equipment and $7.4 million of personnel-related costs associated with the development of internal-use software, partially offset by $0.5 million of proceeds received from the release of restricted investments.

Net cash used in investing activities was $16.4 million for the year ended December 31, 2016, primarily due to $14.2 million in purchases of property and equipment and $2.2 million of personnel-related costs associated with the development of internal-use software.

Net cash used in investing activities for the year ended December 31, 2017 increased by $10.0 million as compared to the year ended December 31, 2016, primarily due to the increase of $5.3 million in purchases of property and equipment and $5.2 million in personnel-related costs associated with the development of internal-use software, partially offset by $0.5 million of proceeds received from the release of restricted investments.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and borrowings under the SVB Agreement.

Net cash provided by financing activities was $6.8 million for the year ended December 31, 2017, primarily due to $25.5 million in proceeds from the issuance of shares in connection with our stock plans, including the issuance of shares under our ESPP, partially offset by the repayment of $14.8 million for debt, tax payments of $3.7 million related to net share settlement of equity awards, and capital lease payments of $0.2 million.

Net cash provided by financing activities was $9.3 million for the year ended December 31, 2016, primarily due to $15.1 million in proceeds from the issuance of shares in connection with our stock plans, including the issuance of shares under our ESPP, partially offset by the repayment of $4.0 million for debt, including capital lease payments of $0.3 million, and the holdback payment of $1.5 million related to the Glip acquisition.

Net cash provided by financing activities for the year ended December 31, 2017, decreased by $2.5 million as compared to the year ended December 31, 2016, primarily due to the repayment of our debt by $11.1 million, which was partially offset by an increase of $10.4 million in proceeds from the issuance of shares in connection with our stock plans.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$11,003	$23,565	$6,324	$—	$40,892
Purchase obligations	69,375	4,607	1,100	—	75,082
Total	$80,378	$28,172	$7,424	$—	$115,974

As of December 31, 2017, we had no current or long-term debt. Our debt was repaid in full in February 2017.

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of December 31, 2017. Although open purchase orders are considered enforceable and legally binding, except for our purchase orders with our inventory suppliers, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our purchase orders with our inventory suppliers are non-cancellable. In addition, we have other obligations for goods and services that we enter into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions. The aggregate of these items represents our estimate of purchase obligations.

Indemnification Obligations

Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2017.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of December 31, 2017, we did not have any accrued liabilities recorded for such loss contingencies.

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against us in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by our customers when sending facsimile transmissions over our system (“Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, we filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, we filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on our Petition.  On October 7, 2016, the Court granted our motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed our motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, we filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted our motion to dismiss with prejudice and concurrently dismissed our motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017. SPS’s opening brief on appeal was filed on December 20, 2017, and our opposition brief was filed on February 20, 2018. SPS’s optional reply brief must be filed by April 12, 2018. It is too early to predict the outcome of this Lawsuit. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named Defendant and alleging that we and other Defendants violated the TCPA and regulations promulgated thereunder by allegedly using an Automated Telephone Dialing System to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others.  Hurley alternatively alleges that we are vicariously liable for the actions of its co-Defendants. Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims.  We were served with the Second Amended Complaint on January 4, 2018, and its responsive pleading must be filed by March 23, 2018.  It is too early to predict the outcome of this Lawsuit. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. filed in the U.S. District Court for the Eastern District of Texas two actions against us alleging infringement of U.S. Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application.  The plaintiffs seek a declaration that we have infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. On October 9, 2017, we filed a motion to dismiss or transfer requesting that the case be transferred to the United States District Court for the Northern District of California. In response to the motion, plaintiffs filed a first amended complaint on October 24, 2017. We filed a renewed motion to dismiss or transfer on November 15, 2017.  Although briefing on that motion has been completed, the motion has not yet been decided. On February 5, 2018, Uniloc moved to stay the litigation pending the resolution of certain third-party inter partes review proceedings (“IPRs”) before the United States Patent and Trademark Office. On February 9, 2018, the court stayed the litigation pending resolution of the IPRs without prejudice to or waiver of our motion to dismiss or transfer. This litigation is still in its earliest stages. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. We intend to vigorously defend against this lawsuit.

Sales Tax Liability

We regularly increase our sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although we are diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of December 31, 2017 and 2016, we recorded a long-term sales tax liability of $2.6 million, and $3.1 million, respectively, based on our best estimate of the probable liability for the loss contingency incurred as of those dates. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as we obtain new information, which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

Employee Agreements

We have signed various employment agreements with executives and key employees pursuant to which if we terminate their employment without cause or if the employee does so for good reason following a change of control of our company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and restricted stock units (“RSUs”) and continued COBRA coverage. As of December 31, 2017, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.

Off-Balance Sheet Arrangements

Through December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We derive our revenues from two sources:

•

Software subscriptions revenue, which is generated from the sale of subscriptions to our software applications and related services, which have contractual terms typically ranging from one month to three years, and include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, recurring administrative cost recovery fees, one-time fees, and other recurring fees related to our subscriptions; and

•

Other revenue, which is generated from product revenues from sales of phones, phone sales to carrier partners, phone rentals, and professional implementation services. In 2016, other revenue also included commissions earned as an agent of Westcon.

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

Product revenue is billed at the time the order is received and recognized when the phone has been delivered to the customer. Professional service revenue is generally recognized upon completion of performance.

We frequently enter into arrangements with multiple deliverables that generally include services to be provided under the subscription plan and the sale of products used in connection with our software subscriptions. We allocate the consideration to each deliverable in a multiple-element arrangement based upon its relative selling prices. We determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimated selling price (“BESP”) for that deliverable. Consideration allocated to each deliverable, limited to the amount not contingent on future performance, are then recognized as revenue when the basic revenue recognition criteria are met for the respective deliverable.

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

We record reductions to revenue for estimated sales returns and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on our historical experience, current trends and our expectations regarding future experience. We monitor the accuracy of our sales reserve estimates by reviewing actual returns and credits and adjust them for our future expectations to determine the adequacy of our current and future reserve needs. If actual future returns and credits differ from past experience, reserve adjustments may be required.

We recognize revenue, net of any applicable sales taxes.

Capitalized Internal-Use Software Development Costs

We use significant judgment in determining whether certain internal-use software development costs are capitalized or expensed and over what period the amounts capitalized should be amortized to expense. We capitalize internal-use software development costs related to our SaaS applications that are incurred during the application development stage provided that it is probable the project will be successfully completed and such costs will be recovered from future revenues. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life starting when the underlying project is ready for its intended use, generally three to four years. We evaluate the useful lives of these assets on an annual basis and test for impairment when events or changes in circumstances occur that could impact the recoverability of these assets.  We capitalized $8.3 million and $2.5 million, net of impairment, of internal-use software development costs during the fiscal years ended December 31, 2017 and 2016, respectively.  The increase year over year is mainly due to investments in our RingCentral product to provide a unified solution spanning communication and collaboration functionalities. The carrying value of internal-use software development costs, net of amortization, was $11.9 million and $4.4 million at December 31, 2017 and 2016, respectively.

The new standard related to revenue recognition will have a material impact on our consolidated financial statements. See Note 1 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 1 to the consolidated financial statements, which is incorporated herein by reference.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our European expansion, we begun to charge customers in Euro and expect to add additional currencies in the future. However, this impact has not been significant in 2017. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, the U.K., Switzerland, the Netherlands, China, Ireland, Singapore, Australia, Italy, Japan, Spain, Brazil, and Hong Kong. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments.  In 2016, we entered into long-term intercompany loan agreements with our U.K. subsidiary, resulting in the foreign currency transaction gains and losses generated on remeasurement of our intercompany balances with the U.K. subsidiary being reported in other comprehensive income rather than through net loss.  During fiscal 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $2.5 million on our consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $181.2 million and $160.4 million as of December 31, 2017 and December 31, 2016, respectively. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

As of December 31, 2017, we had no current or long-term debt, as our debt was repaid in full in February 2017. As of December 31, 2016, we had approximately $14.8 million in current and long-term debt. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RINGCENTRAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RingCentral, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2010

Santa Clara, California

February 26, 2018

RINGCENTRAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share)

	December 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$181,192	$160,355
Accounts receivable, net	45,339	30,243
Prepaid expenses and other current assets	21,512	15,313
Total current assets	248,043	205,911
Property and equipment, net	43,298	31,994
Goodwill	9,393	9,393
Acquired intangibles, net	1,462	2,244
Other assets	2,972	3,087
Total assets	$305,168	$252,629
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,322	$7,810
Accrued liabilities	54,977	48,322
Current portion of capital lease obligation	—	181
Current portion of long-term debt	—	14,528
Deferred revenue	64,415	45,159
Total current liabilities	126,714	116,000
Long-term debt	—	312
Other long-term liabilities	6,252	6,276
Total liabilities	132,966	122,588

Commitments and contingencies (Note 8)

Stockholders' equity:
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2017 and 2016; 65,855 and 61,292 shares issued and outstanding at December 31, 2017 and 2016	7	6
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2017 and 2016; 12,199 and 13,091 shares issued and outstanding at December 31, 2017 and 2016	1	1
Additional paid-in capital	434,840	366,800
Accumulated other comprehensive income	2,998	2,737
Accumulated deficit	(265,644)	(239,503)
Total stockholders' equity	172,202	130,041
Total liabilities and stockholders' equity	$305,168	$252,629

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenues
Software subscriptions	$463,163	$355,850	$271,245
Other	38,363	23,874	24,983
Total revenues	501,526	379,724	296,228
Cost of revenues
Software subscriptions	89,193	73,470	66,354
Other	32,078	18,741	20,917
Total cost of revenues	121,271	92,211	87,271
Gross profit	380,255	287,513	208,957
Operating expenses
Research and development	75,148	65,514	52,924
Sales and marketing	260,069	192,497	139,851
General and administrative	72,313	55,454	47,114
Total operating expenses	407,530	313,465	239,889
Loss from operations	(27,275)	(25,952)	(30,932)
Other income (expense), net
Interest expense	(99)	(746)	(1,123)
Other income (expense), net	1,491	(2,375)	(1,307)
Other income (expense), net	1,392	(3,121)	(2,430)
Loss before provision (benefit) for income taxes	(25,883)	(29,073)	(33,362)
Provision (benefit) for income taxes	258	236	(1,263)
Net loss	$(26,141)	$(29,309)	$(32,099)
Net loss per common share
Basic and diluted	$(0.34)	$(0.40)	$(0.46)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	76,281	72,994	70,069

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2017	2016	2015
Net loss	$(26,141)	$(29,309)	$(32,099)
Other comprehensive income/(loss)
Foreign currency translation adjustments, net	261	2,210	561
Unrealized gain on available-for-sale securities	—	—	217
Comprehensive loss	$(25,880)	$(27,099)	$(31,321)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2014	68,559	$7	$274,844	$(251)	$(178,095)	$96,505
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	3,181	—	19,413	—	—	19,413
Issuance of shares for business acquisition	223	—	3,447	—	—	3,447
Share-based compensation	—	—	22,088	—	—	22,088
Changes in comprehensive loss	—	—	—	778	—	778
Net loss	—	—	—	—	(32,099)	(32,099)
Balance as of December 31, 2015	71,963	$7	$319,792	$527	$(210,194)	$110,132
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	2,374	—	14,849	—	—	14,849
Issuance of common stock for achievement of Glip related matters	46	—	1,080	—	—	1,080
Share-based compensation	—	—	31,079	—	—	31,079
Changes in comprehensive loss	—	—	—	2,210	—	2,210
Net loss	—	—	—	—	(29,309)	(29,309)
Balance as of December 31, 2016	74,383	$7	$366,800	$2,737	$(239,503)	$130,041
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	3,594	1	21,803	—	—	21,804
Issuance of common stock for achievement of Glip related matters	77	—	3,560	—	—	3,560
Share-based compensation	—	—	42,677	—	—	42,677
Changes in comprehensive loss	—	—	—	261	—	261
Net loss	—	—	—	—	(26,141)	(26,141)
Balance as of December 31, 2017	78,054	$8	$434,840	$2,998	$(265,644)	$172,202

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(26,141)	$(29,309)	$(32,099)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	16,214	14,663	13,467
Share-based compensation	42,060	30,840	22,088
Foreign currency remeasurement (gain) loss	(666)	2,615	843
Tax benefit from release of valuation allowance	—	—	(1,411)
Impairment of fixed assets	—	—	1,317
Non-cash interest and other expense related to debt	—	—	156
Net accretion of discount and amortization of premium on available-for-sale securities	—	—	616
Provision for bad debt	1,674	648	411
Deferred income tax	(47)	(36)	(8)
Others	181	583	416
Changes in assets and liabilities
Accounts receivable	(16,770)	(11,728)	(11,923)
Prepaid expenses and other current assets	(6,199)	(1,018)	(4,242)
Other assets	1,533	76	(422)
Accounts payable	176	1,516	1,591
Accrued liabilities	9,918	15,165	2,354
Deferred revenue	19,256	8,502	11,071
Other liabilities	(24)	(2,809)	861
Net cash provided by operating activities	41,165	29,708	5,086
Cash flows from investing activities
Purchases of property and equipment	(19,497)	(14,236)	(14,631)
Capitalized internal-use software	(7,420)	(2,162)	(2,513)
Cash paid for business combination, net of cash acquired	—	—	(4,670)
Restricted investments	530	—	100
Proceeds from the maturity of available-for-sale securities	—	—	28,080
Net cash (used in) provided by investing activities	(26,387)	(16,398)	6,366
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	25,495	15,104	19,524
Payment of holdback from Glip acquisition	—	(1,500)	—
Repayment of debt	(14,840)	(3,750)	(6,142)
Repayment of capital lease obligations	(181)	(269)	(594)
Taxes paid related to net share settlement of equity awards	(3,691)	(255)	(151)
Net cash provided by financing activities	6,783	9,330	12,637
Effect of exchange rate changes on cash and cash equivalents	(724)	127	317
Net increase in cash and cash equivalents	20,837	22,767	24,406
Cash and cash equivalents
Beginning of period	160,355	137,588	113,182
End of period	$181,192	$160,355	$137,588
Supplemental disclosure of cash flow data
Cash paid for interest	$116	$711	$1,893
Cash paid for income taxes	$216	$229	$100
Non-cash investing and financing activities
Issuance of common stock for business combination	$—	$—	$3,447
Change in liability for unvested exercised options	$—	$3	$38
Equipment and capitalized internal-use software purchased and unpaid at period end	$1,699	$2,152	$719
Issuance of common stock for achievement of Glip related matters	$3,560	$1,080	$—
Change in unrealized gain on available-for-sale securities	$—	$—	$217

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the consolidated accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

For the years ended December 31, 2017 and 2016, a significant portion of revenues were realized from credit card transactions while the remaining revenues generated accounts receivable. The portion of revenues billed to customers through invoices with payment terms has increased year over year as we continue to move up market. The Company determines provisions based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Balance at beginning of year	Provision, net of recoveries	Write-offs	Balance at end of year
Year ended December 31, 2017
Allowance for doubtful accounts	$434	$1,674	$1,396	$712
Year ended December 31, 2016
Allowance for doubtful accounts	$377	$648	$591	$434
Year ended December 31, 2015
Allowance for doubtful accounts	$125	$411	$159	$377

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

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

For the years ended December 31, 2017 and 2016, the Company capitalized $8.3 million and $2.5 million, net of impairment, of internal-use software development costs, respectively. The carrying value of internal-use software development costs was $11.9 million and $4.4 million at December 31, 2017 and 2016, respectively.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to larger direct customers. The Company performs ongoing credit evaluations of its resellers and does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. At December 31, 2017 and 2016, AT&T, one of our resellers, accounted for 18% and 30% of the Company’s total accounts receivable, respectively. For the years ended December 31, 2017, 2016, and 2015, AT&T accounted for 11%, 14%, and 13% of the Company’s total revenues and 12%, 13%, and 12% of the Company’s software subscription revenues, respectively. In January 2018, the Company closed a transaction with AT&T to allow it to transition the existing customer base of RingCentral Office@Hand solution, for which AT&T acted as a reseller, directly to the Company, and AT&T is no longer selling new subscriptions for the Company’s service. Refer to Note 17 for further discussion.

During the years ended December 31, 2017, 2016 and 2015, the Company contracted a significant portion of its software development efforts from third-party vendors located in Russia and Ukraine. A cessation of services provided by these vendors could result in a disruption to the Company’s research and development efforts.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Revenue Recognition

The Company’s revenues consist primarily of software subscriptions and other revenues. The Company’s software subscriptions revenue includes all fees billed in connection with subscriptions to the Company’s RingCentral Office, RingCentral Professional, RingCentral Fax, RingCentral Contact Center, and RingCentral Glip products. These software subscription fees include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, recurring administrative cost recovery fees, one-time fees, and other recurring fees related to our subscriptions. The Company provides its subscriptions pursuant to contractual arrangements that typically range in duration from one month to three years. The Company’s subscription fees are generally billed in advance directly to customer credit cards or via invoices issued to larger customers. The Company’s other revenues consist of product revenues from sales of phones, phone sales to carrier partners, phone rentals, and professional implementation services, and commission revenues.

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

Product revenue is billed at the time the order is received and recognized when the phone has been delivered to the customer. Professional service revenue is generally recognized upon completion of performance.

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

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

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

Cost of other revenue is comprised primarily of the cost associated with purchased phones, shipping costs, costs of professional services, and allocated costs of facilities and information technology related to the procurement, management and shipment of phones. Cost of other revenue is expensed in the period product is delivered to the customer.

Share-Based Compensation

Share-based compensation expense resulting from options, restricted stock units (“RSUs”), and employee stock purchase plan (“ESPP”) rights granted is measured as the grant date fair value of the award and is recognized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period. The Company estimates the fair value of stock options and ESPP rights using the Black-Scholes-Merton option-pricing model. The Company estimates the fair value of RSUs as the closing market value of its Class A Common Stock on the grant date.  Compensation expense for stock options and RSUs granted to non-employees is revalued, or marked to market, as of each reporting date until the stock options and RSUs are vested.  Compensation expense is recognized net of estimated forfeiture activity, which is based on historical forfeiture rates.

Research and Development

Research and development expenses consist primarily of third-party contractor costs, personnel costs, technology license expenses, and depreciation associated with research and development equipment. Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $42.4 million, $41.6 million, and $34.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Commissions

Commissions consist of variable compensation earned by sales personnel and third-party resellers. Sales commissions associated with the acquisition of a new customer contract are recognized as sales and marketing expense at the time the customer has entered into a binding agreement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2017, except for deferred tax assets associated with its subsidiaries in the Netherlands and China, the Company recorded a full valuation allowance against all other net deferred tax assets due to its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.

Segment Information

The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.

Indemnification

Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if its subscriptions infringe upon a third-party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions and the Company has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2017 or 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard’s effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB permits companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

The Company evaluated the potential changes from the adoption of the new standard on its financial statements and disclosures, and is in the process of implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under the new standard. Based on this evaluation, the Company will adopt the requirements of the new standard in the first quarter of 2018, using the full retrospective transition method.

Under the new standard, the Company expects in some cases to recognize revenue earlier for subscription plans when the customer receives services for no consideration during the initial months (i.e., initial period is discounted) as a result of elimination of contingent revenue guidance (i.e., under today’s accounting, amounts allocated to delivered items are limited to amounts that are not contingent on the provision of future services) in the new standard. The impact of adopting the new standard on the Company’s total revenues is not significant.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The more significant impact of adoption the new standard primarily relates to the deferral of incremental commission costs of obtaining subscription contracts, which previously were expensed as incurred. Under the new standard, the Company will defer all incremental commission costs to obtain the contract and amortize them over the expected period of benefit, which is estimated to be five years. The amortization cost will be charged to sales and marketing costs on the consolidated statements of operations. The Company expects to add approximately $53.3 million and $33.4 million in deferred costs relating to the capitalized component of sales commission to the balance sheet as of December 31, 2017 and December 31, 2016.

There will not be any significant tax impact to the Company’s consolidated statements of operations and consolidated balance sheet relating to the adoption of the new standard as there will be a full valuation allowance due to the Company’s history of continued losses.

Select consolidated statements of operations line items, which reflect the adoption of the new standard are as follows (in thousands):

	Year ended December 31,
	2017	2016
Revenues
Software subscriptions	465,254	356,562
Other	38,363	23,874
Total revenues	503,617	380,436
Gross profit	382,346	288,225
Operating expenses
Sales and marketing	240,223	180,125
Operating loss	(5,338)	(12,868)
Net loss	(4,204)	(16,225)
Weighted-average number of shares used in computing net loss per share	76,281	72,994
Basic and diluted	$(0.06)	$(0.22)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. Both capital and operating leases will need to be recognized on the balance sheet.  The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The standard must be adopted using a modified retrospective approach for all leases that existed or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company expects to adopt the standard in the first quarter of 2019. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. The Company expects the impact of adoption of the new standard on the Company’s statements of operations not to be material. The Company anticipates the most significant impact of adopting the new standard will primarily be the establishment of a right-of-use asset and a corresponding lease liability in its consolidated balance sheets.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for stock-based compensation related to the accounting for forfeitures, employer tax withholding, excess tax benefits related to awards and cash flow presentations.  The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company adopted this standard in the first quarter of 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. The guidance is effective for annual periods beginning after December 15, 2017, including interim period within those periods, with early adoption permitted in two scenarios as defined in the standard. The Company will adopt this guidance in the first quarter of 2018. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

In December 2016, the Company terminated the Westcon sales agency agreement and entered into a reseller (direct sale) agreement with Westcon. Effective January 1, 2017, the Company switched from the agency model to the direct phone sales model whereby the Company will no longer serve as an agent for referring phone sales to Westcon and will no longer receive commissions for its services. Under the reseller agreement, the Company will purchase phones directly from Westcon for resale to its customers and will recognize revenues and costs for phone sales based on the following criteria:

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

•	The Company is the primary obligor in the arrangement and customer contracts for sales of phones are entered into with the Company;
•	The Company has latitude in determining pricing with customers;
•	The Company assumes the general inventory risk; and
•	The Company has collection risk for phones sold to customers.

Note 3. Other Revenues and Cost of Revenue

Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services. For the years ended December 31, 2017, 2016 and 2015, the majority of other revenues consisted of product revenues from sales of phones.  Product revenues were $26.0 million, $13.3 million, and $23.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Product cost of revenues were $25.0 million, $15.8 million, and $20.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Cash	$70,893	$40,908
Money market funds	110,299	119,447
Total cash and cash equivalents	$181,192	$160,355

Accounts receivable, net consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accounts receivable	$42,243	$25,687
Unbilled accounts receivable	3,808	4,990
Allowance for doubtful accounts	(712)	(434)
Accounts receivable, net	$45,339	$30,243

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Prepaid expenses	$13,690	$9,780
Inventory	198	63
Other current assets	7,624	5,470
Total prepaid expenses and other current assets	$21,512	$15,313

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Computer hardware and software	$74,555	$61,546
Internal-use software development costs	18,217	9,931
Furniture and fixtures	6,293	4,508
Leasehold improvements	4,311	2,596
Property and equipment, gross	103,376	78,581
Less: accumulated depreciation and amortization	(60,078)	(46,587)
Property and equipment, net	$43,298	$31,994

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Total depreciation and amortization expense related to property and equipment was $15.4 million, $13.6 million, and $12.9 million for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued compensation and benefits	$18,578	$14,041
Accrued sales, use, and telecom related taxes	11,828	7,220
Accrued marketing	7,020	5,082
Other accrued expenses	17,551	21,979
Total accrued liabilities	$54,977	$48,322

The carrying values of intangible assets are as follows (in thousands):

			December 31, 2017		December 31, 2016
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 years	$840	$840	$-	$660	$180
Developed technology	5 years	3,010	1,548	1,462	946	2,064
Total acquired intangible assets		$3,850	$2,388	$1,462	$1,606	$2,244

Amortization expense from acquired intangible assets for the years ended December 31, 2017 and 2016 was $0.8 million and $1.1 million, respectively. Amortization of developed technology is included in cost of revenues expenses and amortization of customer relationships is included in sales and marketing expenses in the consolidated statements of operations.  As of December 31, 2017, the weighted-average amortization period for developed technology is approximately 2.4 years.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2018	602
2019	602
2020	258
2021	—
Total estimated amortization expense	$1,462

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

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$110,299	$110,299	$—	$—
Other assets:
Certificates of deposit	$—	$—	$—	$—

	Balance at
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119,447	$119,447	$—	$—
Other assets:
Certificates of deposit	$530	$—	$530	$—

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

The initial fair value of the milestone based earn out liability was determined to be $2.3 million using various estimates, including probabilities of success and discount rates.  All the milestones were completed as of December 31, 2017, and during the year ended December 31, 2017, the Company issued 47,591 shares of the Company’s Class A common stock to settle certain milestones achieved.  At December 31, 2016, the estimated fair value of the milestone based earn out liability was $1.9 million and was classified as a current and non-current liability in the consolidated balance sheets.

Additionally, under the terms of the acquisition, the Company may also pay up to $2.0 million at the end of a two-year period to certain Glip employees, who continued to be employees of the Company. This was accounted for as a post-combination expense. The Company issued shares of the Company’s Class A common stock to settle the $1.8 million payout during the year ended December 31, 2017. As of December 31, 2017, there was no outstanding contingent payment liability for bonus settlement.  At December 31, 2016, the contingent payment liability was $1.4 million and was classified as a current liability in the consolidated balance sheets.

Note 7. Debt

As of December 31, 2016, the Company’s debt was comprised of borrowings under the Third Amended and Restated Loan and Security Agreement dated March 30, 2015 (“SVB Agreement”), as amended, with Silicon Valley Bank (“SVB”).  Under the SVB

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

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

Note 8. Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating leases for its U.S. and international locations and has entered into capital lease arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third-party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. As of December 31, 2017, non-cancelable leases expire on various dates between 2018 and 2023 and require the following future minimum lease payments by year (in thousands):

	Capital Leases	Operating Leases
Year ending December 31,
2018	$—	$11,003
2019	—	9,618
2020	—	8,388
2021	—	5,559
2022	—	3,437
2023	—	2,887
Total future minimum lease payments	$—	$40,892
Less: amount representing interest	—
Total capital lease obligation	$—

Property and equipment recorded under capital leases consisted of the following (in thousands):

	December 31,
	2017	2016
Property and equipment acquired under capital lease	$3,149	$3,149
Less: accumulated amortization	(2,988)	(2,600)
Property and equipment acquired under capital lease, net	$161	$549

Operating leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes rent expense on a straight-line basis for all operating lease arrangements with the difference between required lease payments and rent expense recorded as deferred rent. Total rent expense was $5.5 million, $4.5 million, and $4.0 million for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

Sales Tax Liability

The Company regularly increases its sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of December 31, 2017 and 2016, the Company recorded a long-term sales tax liability of $2.6 million and $3.1 million, respectively, which is included in other long-term liabilities, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The Company recorded a current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $9.0 million and $6.0 million as of December 31, 2017 and 2016, respectively, which is included in accrued liabilities in the consolidated balance sheet.

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

TCPA Matters

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against the Company in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over our system (“Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, the Company filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, the Company filed a motion to dismiss the Lawsuit in its entirety, along with a collateral motion to dismiss or stay the Lawsuit pending a ruling by the FCC on our Petition.  On October 7, 2016, the Court granted the Company’s motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed the Company’s motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, the Company filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted the Company’s motion to dismiss with prejudice and concurrently dismissed the Company’s motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017.  SPS’s opening brief on appeal was due on November 6, 2017; however, SPS filed a request for a 30 day extension which was granted by the Court. SPS’s opening brief on appeal was filed on December 20, 2017, and the Company’s opposition brief was filed on February 20, 2018.  SPS’s optional reply brief must be filed by April 12, 2018. It is too early to predict the outcome of this Lawsuit. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named Defendant and alleging that the Company and other Defendants violated the TCPA and regulations promulgated thereunder by allegedly using an Automated Telephone Dialing System to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others.  Hurley alternatively alleges that the Company is vicariously liable for the actions of its co-Defendants.  Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims.  The Company was served with the Second Amended Complaint on January 4, 2018, and its responsive pleading must be filed by March 23, 2018.  It is too early to predict the outcome of this Lawsuit. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

Patent Infringement Matter

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. filed in the U.S. District Court for the Eastern District of Texas two actions against the Company alleging infringement of U.S. Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application.  The plaintiffs seek a declaration that the Company has infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. On October 9, 2017, the Company filed a motion to dismiss or transfer requesting that the case be transferred to the United States District Court for the Northern District of California. In response to the motion, plaintiffs filed a first amended complaint on October 24, 2017. The Company filed a renewed motion to dismiss or transfer on November 15, 2017.  Although briefing on that motion has been completed,

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

the motion has not yet been decided.  On February 5, 2018, Uniloc moved to stay the litigation pending the resolution of certain third-party inter partes review proceedings (“IPRs”) before the United States Patent and Trademark Office. On February 9, 2018, the court stayed the litigation pending resolution of the IPRs without prejudice to or waiver of the Company’s motion to dismiss or transfer. This litigation is still in its earliest stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

Employee Agreements

The Company has signed various employment agreements with executives and key employees pursuant to which if the Company terminates their employment without cause or if the employee terminates his or her employment for good reason following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and RSUs and continued COBRA coverage. As of December 31, 2017, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.

Note 9. Stockholders’ Equity

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

Preferred Stock

The board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B common stock. As of December 31, 2017 and 2016, there were 100,000,000 shares of preferred stock authorized and no shares issued or outstanding.

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

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Shares of Class A common stock reserved for future issuance were as follows (in thousands):

December 31, 2017
Preferred stock	100,000
Class B common stock	12,199
2013 Employee stock purchase plan	2,720
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	9,567
Available for future grants	10,391
134,877

Note 10. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Year Ended December, 31
	2017	2016	2015
Cost of revenues	$3,735	$3,165	$2,054
Research and development	9,550	7,296	5,387
Sales and marketing	16,015	10,902	7,200
General and administrative	12,760	9,477	7,447
Total share-based compensation expense	$42,060	$30,840	$22,088

A summary of share-based compensation expense by award type is as follows (in thousands):

	Year Ended December, 31
	2017	2016	2015
Options	$6,803	$9,626	$11,170
Employee stock purchase plan rights	2,177	1,737	1,365
Restricted stock units	33,080	19,477	9,553
Total share-based compensation expense	$42,060	$30,840	$22,088

Equity Incentive Plans

In September 2013, the Board adopted and the Company’s stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on September 26, 2013.  In connection with the adoption of the 2013 Plan, the Company terminated the 2010 Equity Incentive Plan (“2010 Plan”), under which stock options had been granted prior to September 26, 2013. The 2010 Plan was established in September 2010, when the 2003 Equity Incentive Plan (“2003 Plan”) was terminated. After the termination of the 2003 and 2010 Plans, no additional options were granted under these plans; however, options previously granted under these plans will continue to be governed by these plans, and will be exercisable into shares of Class B common stock. In addition, options authorized to be granted under the 2003 and 2010 Plans, including forfeitures of previously granted awards are authorized for grant under the 2013 Plan.

A total of 6,200,000 shares of Class A common stock have been reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A common stock; (ii) 5% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2017, a total of 3,719,091 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. As of December 31, 2017, a total of 10,390,944 shares remain available for grant under the 2013 Plan.

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

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

the contractual term of all equity awards issued from the 2013 Plan from 10 years to 7 years for all awards granted after January 29, 2014. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the option agreement) and early exercise of options prior to vesting (subject to the Company’s repurchase right).

A summary of option activity under all of the plans at December 31, 2017 and changes during the periods then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2014	9,158	$8.23	7.2	$61,367
Granted	1,881	16.35
Exercised	(2,323)	6.82
Canceled/Forfeited	(668)	11.42
Outstanding at December 31, 2015	8,048	$10.27	6.2	$107,091
Granted	547	16.53
Exercised	(962)	10.01
Canceled/Forfeited	(249)	15.50
Outstanding at December 31, 2016	7,384	$10.59	5.3	$74,065
Granted	25	23.99
Exercised	(1,722)	10.39
Canceled/Forfeited	(401)	16.04
Outstanding at December 31, 2017	5,286	$10.30	4.2	$201,480
Vested and expected to vest as of December 31, 2017	5,210	$10.21	4.2	$199,000
Exercisable as of December 31, 2017	4,609	$9.41	4.1	$179,743

The total intrinsic values of options exercised during the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total intrinsic value of options exercised	$41,184	$10,718	$28,336

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

Expected Term

The expected term represents the period that option awards are expected to be outstanding. Prior to the fourth quarter of 2014, the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior.  Therefore, the expected term for options issued to employees was calculated as the mean of the option vesting period and the contractual term (the “Simplified Method”) as these options were determined to be “plain-vanilla” as defined under current guidance. Beginning with the fourth quarter of 2014, the Company began incorporating its own historical data, assigning a 25% weighting to the Company’s historical data and a 75% weighting to the Simplified Method estimate.  As time progressed and the Company generated additional historical data, the weighting of the Company’s historical data has increased while the weighting of the Simplified Method data has decreased.  Accordingly, in the fourth quarters of 2016 and 2017, the Company’s historical data was weighted as 75% and

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

100%, respectively, while the Simplified Method data was weighted as 25% and  0%, respectively. The expected term for options issued to non-employees is the remaining contractual term.

Expected Volatility

The expected stock price volatility of common stock was derived from the historical volatilities of a peer group of similar publicly traded companies over a period that approximates the expected term of the option. Beginning in the fourth quarter of 2014, the Company incorporated its own historical volatility assigning a 25% weighting to the Company’s historical data and a 75% weighting to the historical volatilities of the peer group of similarly publicly traded companies.  As time progressed and the Company generated additional historical data, the weighting of the Company’s historical data has increased while the weighting of the peer group data has decreased.  Accordingly, in the fourth quarters of 2016 and 2017, the Company’s historical volatility was weighted as 75% and 100%, respectively, while the peer group data was weighted as 25% and 0%, respectively.

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

The weighted-average assumptions used in the option-pricing model and the resulting grant date fair value of stock options granted in the periods presented were as follows:

	Year ended December 31,
	2017	2016	2015
Expected term for employees (in years)	4.4	4.7	4.8
Expected term for non-employees (in years)	4.6	5.9	7.1
Expected volatility	44%	47%	48%
Risk-free interest rate	1.78%	1.12%	1.22%
Expected dividend yield	0%	0%	0%
Grant date fair value of employee options	$9.08	$6.72	$6.78

As of December 31, 2017 and 2016, there was approximately $3.8 million and $11.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.4 years and 2.0 years, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discounted price, through payroll deductions of up to the lesser of 15% of their eligible compensation or the IRS allowable limit per calendar year. A participant may purchase a maximum of 3,000 shares during an offering period. The offering periods are for a period of six months and generally start on the first trading day on or after May 11th and November 11th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 90% of the fair value of the Company’s common stock at the beginning of the six month offering period and (ii) 90% of the fair value of the Company’s Class A common stock at the end of the six month offering period.

The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2017, a total of 743,818 shares of Class A common stock were added to the ESPP Plan in connection with the annual increase provision. At December 31, 2017, a total of 2,719,701 shares were available for issuance under the ESPP.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The weighted-average assumptions used to value ESPP rights under the Black-Scholes-Merton option-pricing model and the resulting offering grant date fair value of ESPP rights granted in the periods presented were as follows:

	Year ended December 31,
	2017	2016	2015
Expected term (in years)	0.5	0.5	0.5
Expected volatility	34%	41%	42%
Risk-free interest rate	1.20%	0.50%	0.25%
Expected dividend yield	0%	0%	0%
Offering grant date fair value of ESPP rights	$9.52	$5.29	$5.05

As of December 31, 2017 and 2016, there was approximately $1.1 million and $0.7 million of unrecognized share-based compensation expense related to outstanding ESPP rights, which will be recognized on a straight-line basis over the remaining weighted average vesting periods of approximately 0.4 years, respectively.

Restricted Stock Units

The 2013 Plan provides for the issuance of RSUs to employees and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at December 31, 2017 and changes during the periods then ended is presented in the following table:

	Number of	Weighted-	Aggregate
	RSUs	Average	Intrinsic
	Outstanding	Grant Date Fair	Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2014	1,739	$14.87	$25,617
Granted	1,365	18.09
Released	(571)	15.45
Canceled/Forfeited	(245)	15.10
Outstanding at December 31, 2015	2,288	$16.63	$53,972
Granted	2,798	18.65
Released	(1,096)	16.77
Canceled/Forfeited	(436)	17.92
Outstanding at December 31, 2016	3,554	$18.01	$73,261
Granted	3,005	30.20
Released	(1,680)	19.54
Canceled/Forfeited	(598)	20.91
Outstanding at December 31, 2017	4,281	$25.51	$207,197

As of December 31, 2017 and 2016, there was a total of $79.1 million and $46.9 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.7 years and 2.8 years, respectively.

Note 11. Income Taxes

Net loss before provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$(27,820)	$(27,908)	$(28,870)
International	1,937	(1,165)	(4,492)
Total net loss before provision (benefit) for income taxes	$(25,883)	$(29,073)	$(33,362)

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Current
Federal	$—	$—	$—
State	49	63	71
Foreign	256	209	85
Total current	305	272	156
Deferred
Federal	$—	$—	$(1,312)
State	—	—	(99)
Foreign	(47)	(36)	(8)
Total deferred	(47)	(36)	(1,419)
Total income tax provision (benefit)	$258	$236	$(1,263)

The provision (benefit) for income tax differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Federal tax benefit at statutory rate	$(8,800)	$(9,885)	$(11,343)
State tax, net of federal provision (benefit)	32	28	(34)
Research and development credits	(707)	(745)	(667)
Share-based compensation	(18,154)	960	1,086
Other permanent differences	814	600	325
Change in US federal Tax Rate	40,377	—	—
Foreign tax rate differential	(445)	(225)	(80)
Net operating (gains) losses not recognized	(12,859)	9,503	10,762
Release of valuation allowance associated with acquisitions	—	—	(1,312)
Total income tax provision (benefit)	$258	$236	$(1,263)

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

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Deferred tax assets
Net operating loss and credit carry-forwards	$73,016	$59,863	$54,858
Research and development credits	8,027	6,094	4,712
Sales tax liability	627	1,131	1,337
Share-based compensation	4,955	7,281	6,694
Accrued liabilities	4,881	6,525	6,090
Gross deferred tax assets	91,506	80,894	73,691
Valuation allowance	(89,235)	(79,319)	(71,514)
Total deferred tax assets	2,271	1,575	2,177
Deferred tax liabilities - Acquired intangibles	(344)	(803)	(1,164)
Deferred tax liabilities - Property and equipment	(1,714)	(606)	(883)
Net deferred tax assets	$213	$166	$130

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was approximately $38 million with a corresponding and fully offsetting adjustment to our valuation allowance for the year ended December 31, 2017. The Company does not expect a material impact related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  Because the Company is still in the process of analyzing certain provisions of the Act, in accordance with SAB 118, the Company has determined that the adjustment to its deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017.  The Tax Act creates a new requirement that certain income (i.e., “GILTI”) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or its business, the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act.  Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

On January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The adoption of that standard did not have an impact on the Company’s consolidated balance sheet, results of operations, cash flows or statement of stockholders’ equity because the Company has a full valuation allowance on our deferred tax assets.   Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, the Company’s deferred tax assets would have increased by $18.0 million.

At December 31, 2017, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $276.3 million and $230.8 million, respectively, available to reduce future income subject to income taxes. The federal

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

net operating loss carry-forward will begin to expire in 2023 while the state net operating loss carry-forwards will begin to expire in 2021. The Company also has research credit carry-forwards for federal and California tax purposes of approximately $5.6 million and $6.4 million, respectively, available to reduce future income subject to income taxes. The federal research credit carry-forwards will begin to expire in 2028 and the California research credits carry forward indefinitely. As of December 31, 2016, the Company had federal and state net operating loss carry-forwards of $197.6 million and $137.6 million, respectively, and federal and state research and development tax credit carry-forwards in the amount of $4.7 million and $5.2 million, respectively. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions.

The Company believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2017, the Company has provided a valuation allowance against the Company’s U.S. and U.K. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2017, 2016 and 2015 was an increase of $9.9 million, $7.8 million and $11.1 million, respectively.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Undistributed earnings of foreign subsidiaries are immaterial for all periods presented.

The Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2017 (in thousands):

Balance as of December 31, 2014	$2,615
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	499
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(1,217)
Balance as of December 31, 2015	$1,897
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	538
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	25
Balance as of December 31, 2016	$2,460
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	547
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior years	(3)
Balance as of December 31, 2017	$3,004

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

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 12. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, and ESPP, to the extent dilutive. For the periods presented, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator
Net loss	$(26,141)	$(29,309)	$(32,099)
Denominator
Weighted-average common shares for basic and diluted net loss per share	76,281	72,994	70,069
Basic and diluted net loss per share	$(0.34)	$(0.40)	$(0.46)

The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2017	2016	2015
Shares of common stock subject to repurchase	—	—	2
Shares of common stock issuable under equity incentive plans outstanding	10,806	11,726	11,475
Potential common shares excluded from diluted net loss per share	10,806	11,726	11,477

Note 13. Geographic Concentrations

Revenues by geographic location are based on the billing address of the customer. More than 90% of the Company’s revenues are from the U.S. for fiscal years ended December 31, 2017, 2016 and 2015. No other individual country exceeded 10% of total revenues for fiscal years ended December 31, 2017, 2016 and 2015. Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At December 31, 2017 and 2016, more than 85% and 87% of the Company’s long-lived assets were located in the U.S., respectively, with no single country outside of the U.S. representing 10% or more of the Company’s consolidated long-lived assets.

Note 14. 401(k) Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Substantially all of the U.S. employees are eligible to make contributions to the 401(k) plan. On July 1, 2017, the Company implemented a 401(k) employer match, based on the amount of the employees’ contributions subject to certain limitations. Employer contributions were $1.1 million in 2017. There were no employer contributions to this plan for the years ended December 31, 2016 and 2015.

RINGCENTRAL, INC.

Notes to Consolidated Financial Statements

Note 15. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the years ended December 31, 2017 and 2016 (in thousands except per share data):

	Quarter ended
	Dec 31, 2017	Sept 30, 2017	June 30, 2017	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016	June 30, 2016	Mar 31, 2016
Consolidated Statements of Operations Data
Revenues	$140,535	$129,764	$119,436	$111,791	$104,503	$96,839	$91,844	$86,538
Gross profit	106,915	98,980	89,875	84,485	79,851	73,384	69,480	64,798
Operating loss	(6,185)	(6,246)	(7,543)	(7,301)	(6,606)	(7,061)	(6,304)	(5,981)
Net loss	(6,089)	(5,712)	(7,031)	(7,309)	(6,946)	(7,979)	(7,771)	(6,613)
Net loss per share, basic and diluted	$(0.08)	$(0.07)	$(0.09)	$(0.10)	$(0.09)	$(0.11)	$(0.11)	$(0.09)

Note 16. Related-Party Transactions

In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at December 31, 2017 and 2016 were $1.1 million and $1.0 million, respectively. Total expenses incurred from Google Inc. in 2017, 2016, and 2015 were $15.4 million, $14.2 million, and $11.9 million, respectively.

Note 17. Subsequent Event

On January 16, 2018, the Company closed a transaction with AT&T to allow the Company to transition the existing customer base for RingCentral Office@Hand solution, for which AT&T acted as a reseller, directly to the Company, for a total purchase consideration of up to $26 million. The transition of the customer base is expected to be completed over a period of one year from the close of the transaction. The Company has also entered into a transition services agreement for a period of one year to transition these customers. The transaction will be accounted for as an asset acquisition and the Company expects to allocate majority of the purchase consideration to customer relationship intangible asset.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following chart sets forth certain information as of December 31, 2017, with respect to our equity compensation plans, specifically our 2003 Equity Incentive Plan (the “2003 Plan”), 2010 Equity Incentive Plan (the “2010 Plan”), 2013 Equity Incentive Plan (the “2013 Plan”), and our 2013 Employee Stock Purchase Plan (the “ESPP”). Each of the 2003 Plan, the 2010 Plan, the 2013 Plan and the ESPP has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	9,698,079	$17.43	13,110,645

Equity Compensation Plan Information

(1)

Includes shares reserved for issuance under the 2013 Plan and the ESPP. The number of shares reserved for issuance under the 2013 Plan automatically increases on January 1st of each year by the lesser of (i) 6,200,000 shares, or (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year. During the year ended December 31, 2017, a total of 3,719,091 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. In addition, the number of shares reserved for issuance under the 2013 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 2003 and 2010 Plans that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 2003 and 2010 Plans. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 1,250,000 shares, or (ii) once percent (1%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year. During the year ended December 31, 2017, a total of 743,818 shares of Class A common stock were added to the 2013 ESPP Plan in connection with the annual increase provision.

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

10.4+	2013 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.5+

Equity Acceleration Policy (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017, and incorporated herein by reference).

10.6+

Form of Director and Executive Officer Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

10.7+

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

10.10+

Offer Letter by and between the Company and Mitesh Dhruv, dated March 1, 2012 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

10.11+

Offer Letter by and between the Company and Mitesh Dhruv, dated July 28, 2017 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017, and incorporated herein by reference).

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

10.14+

Offer Letter by and between the Company and Clyde Hosein, dated August 7, 2013 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

Exhibit Number	Description
10.14A+

Amendment to Offer Letter by and between the Company and Clyde Hosein, dated July 24, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2015, and incorporated herein by reference).

10.15+

2016 Bonus Plan, Appendix A 2016 Q1, Appendix A 2016 Q2, Appendix A 2016 Q3, and Appendix A 2016 Q4 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017, and incorporated herein by reference).

10.16+	2017 Bonus Plan, Appendix A 2017 H1, Appendix B 2017 H2.

10.17

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

10.18

Commercial Lease Agreement, dated May 17, 2017, by and between the Company and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 26th day of February, 2018.

RINGCENTRAL, INC.

/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vladimir Shmunis and Mitesh Dhruv, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 26, 2018
Vladimir Shmunis	(Principal Executive Officer)

/s/ Mitesh Dhruv	Chief Financial Officer	February 26, 2018
Mitesh Dhruv	(Principal Financial and Accounting Officer)

/s/ Michelle McKenna	Director	February 26, 2018
Michelle McKenna

/s/ Robert Theis	Director	February 26, 2018
Robert Theis

/s/ Allan Thygesen	Director	February 26, 2018
Allan Thygesen

/s/ R. Neil Williams	Director	February 26, 2018
R. Neil Williams
/s/ Kenneth A. Goldman	Director	February 26, 2018
Kenneth A. Goldman