Form 10-Q
period 2018-03-31
RingCentral Inc
filed 2018-05-10
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, there were 66,807,773 shares of Class A Common Stock issued and outstanding and 11,904,332 shares of Class B Common Stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our progress against short term and long-term goals;
•	our future financial performance;
•	our anticipated growth, growth strategies and our ability to effectively manage that growth and effect these strategies;
•	our success in the enterprise market;
•	anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;
•	our ability to scale to our desired goals, particularly the implementation of new processes and systems and the addition to our workforce;
•	the impact of competition in our industry and innovation by our competitors;
•	our ability to anticipate and adapt to future changes in our industry;
•	our ability to predict software subscriptions revenues, formulate accurate financial projections, and make strategic business decisions based on our analysis of market trends;
•	our ability to anticipate market needs and develop new and enhanced products and subscriptions to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our customer base;
•	maintaining, expanding and responding to changes in our relationships with other companies;
•	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
•	our success with our carrier partners;
•	our ability to sell, market, and support our products and services;
•	our ability to expand our business to medium-sized and larger customers as well as expanding domestically and internationally;
•	our ability to realize increased purchasing leverage and economies of scale as we expand;
•	the impact of seasonality on our business;
•	the impact of any failure of our solutions or solution innovations;
•	our reliance on our third-party product and service providers;
•	the potential effect on our business of litigation to which we may become a party;
•	our liquidity and working capital requirements;
•	the impact of changes in the regulatory environment;
•	our ability to protect our intellectual property and rely on open source licenses;
•	our expectations regarding the growth and reliability of the internet infrastructure;
•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;
•	our ability to successfully and timely integrate, and realize the benefits of any significant acquisition we may make;
•	our capital expenditure projections;

•	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements;
•	the political environment and stability in the regions in which we or our subcontractors operate;
•	the impact of economic downturns on us and our customers;
•	our ability to defend our systems and our customer information from fraud and cyber attack;
•	our ability to prevent the use of fraudulent payment methods for our products;
•	our ability to retain key employees and to attract qualified personnel; and
•	the impact of foreign currencies on our non-U.S. business as we expand our business internationally.

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

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ significantly from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$554,963	$181,192
Accounts receivable, net	55,379	46,690
Deferred sales commission costs	16,649	15,424
Prepaid expenses and other current assets	24,118	21,512
Total current assets	651,109	264,818
Property and equipment, net	50,131	43,298
Deferred sales commission costs, noncurrent	40,140	37,871
Goodwill	9,393	9,393
Acquired intangibles, net	22,377	1,462
Other assets	2,328	2,972
Total assets	$775,478	$359,814
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,256	$7,322
Accrued liabilities	64,562	54,977
Current portion of capital lease obligation	1,252	—
Deferred revenue	68,037	62,917
Total current liabilities	138,107	125,216
Convertible senior notes, net	352,004	—
Capital lease obligation	3,261	—
Other long-term liabilities	6,240	6,252
Total liabilities	499,612	131,468

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock	8	8
Additional paid-in capital	484,854	434,840
Accumulated other comprehensive income	3,220	2,998
Accumulated deficit	(212,216)	(209,500)
Total stockholders' equity	275,866	228,346
Total liabilities and stockholders' equity	$775,478	$359,814
* See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
		*As Adjusted
Revenues
Software subscriptions	$136,960	$104,130
Other	13,383	8,104
Total revenues	150,343	112,234
Cost of revenues
Software subscriptions	24,526	20,263
Other	11,148	7,043
Total cost of revenues	35,674	27,306
Gross profit	114,669	84,928
Operating expenses
Research and development	22,651	17,087
Sales and marketing	71,920	54,265
General and administrative	21,449	15,805
Total operating expenses	116,020	87,157
Loss from operations	(1,351)	(2,229)
Other income (expense), net
Interest expense	(1,411)	(79)
Other income, net	73	122
Other income (expense), net	(1,338)	43
Loss before income taxes	(2,689)	(2,186)
Provision for income taxes	27	51
Net loss	$(2,716)	$(2,237)
Net loss per common share
Basic and diluted	$(0.03)	$(0.03)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	78,341	74,682
* See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2018	2017
		*As Adjusted
Net loss	$(2,716)	$(2,237)
Other comprehensive loss
Foreign currency translation adjustments	222	31
Comprehensive loss	$(2,494)	$(2,206)
* See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(2,716)	$(2,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,542	3,785
Share-based compensation	13,267	8,935
Amortization of deferred sales commission costs	3,984	2,597
Amortization of debt discount and issuance costs	1,370	—
Foreign currency remeasurement (gain) loss	267	(44)
Provision for bad debt	554	289
Deferred income taxes	(6)	(2)
Other	206	98
Changes in assets and liabilities:
Accounts receivable	(9,243)	(1,594)
Deferred sales commission costs	(7,478)	(7,226)
Prepaid expenses and other current assets	(2,270)	(2,038)
Other assets	337	45
Accounts payable	(2,816)	(2,224)
Accrued liabilities	6,079	4,159
Deferred revenue	5,120	3,989
Other liabilities	(12)	178
Net cash provided by operating activities	12,185	8,710
Cash flows from investing activities
Purchases of property and equipment	(4,587)	(5,155)
Capitalized internal-use software	(2,759)	(1,640)
Cash paid for acquisition of intangible assets	(18,470)	—
Net cash used in investing activities	(25,816)	(6,795)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	449,457	—
Payments for capped call transactions and costs	(49,910)	—
Repurchase of common stock	(15,000)	—
Proceeds from issuance of stock in connection with stock plans	3,688	2,679
Taxes paid related to net share settlement of equity awards	(1,014)	(221)
Repayment of debt	—	(14,840)
Repayment of capital lease obligations	—	(181)
Net cash provided by (used in) financing activities	387,221	(12,563)
Effect of exchange rate changes	181	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	373,771	(10,665)
Cash, cash equivalents and restricted cash
Beginning of period	181,192	160,355
End of period	$554,963	$149,690
Supplemental disclosure of cash flow data
Cash paid for interest	$—	$116
Cash paid for income taxes, net of refunds	$44	$83
Non-cash investing and financing activities
Equipment acquired under capital lease	$4,513	—
Contingent consideration not paid relating to asset acquisition	$3,848	—
Equipment and capitalized internal-use software purchased and unpaid at period end	$1,108	$757
Issuance of common stock for achievement of Glip related matters	$—	$200
* See Note 2 for a summary of adjustments.

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2018. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), issued by the Financial Accounting Standards Board (“FASB”), as discussed in Note 2. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as “Topic 606” or the “new standard.”  All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with the new standard.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred sales commission costs, goodwill, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results could differ from these estimates.

Changes in Significant Accounting Policies

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting Topic 606, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Revenue Recognition

The Company derives its revenues primarily from software subscriptions, sale of products, and professional services. Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

•	identification of the contract or the contracts, with a customer;
•	identification of the performance obligations in the contract;

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognizes revenues as follows:

Software subscriptions revenue

Software subscriptions revenue is generated from the sale of subscriptions to the Company’s software applications and related services, which have contractual terms typically ranging from one month to five years, and include recurring fixed plan subscription fees and variable usage-based fees for usage in excess of plan limits.

Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the services over the contractual period. The Company transfers control evenly over the contractual period by providing stand-ready service. Accordingly, the fixed consideration related to subscription is generally recognized over time on a straight-line basis over the contract term beginning on the date the Company’s service is made available to the customer. The Company may offer its customer services for no consideration during the initial months. Such discounts are recognized ratably over the term of the contract.

Fees for additional minutes of usage in excess of plan limits are deemed to be variable consideration that meet the allocation exception for variable consideration as they are specific to the month that the usage occurs.

The Company’s subscription contracts typically allow the customers to terminate their services within the first 30 or 60 days and receive a refund for any amounts paid. After the termination period ends, the contract is non-cancellable and the customer is obligated to pay for the remaining term of the contract. Accordingly, the Company considers the non-cancellable term of the contract to begin after the expiration of the termination period.

The Company has service-level agreements with customers warranting defined levels of uptime reliability and performance and these customers can get credits or refunds if the Company fails to meet those levels. If the services do not meet certain criteria, fees are subject to adjustment or refund representing a form of variable consideration.

The Company records reductions to revenue for estimated sales returns and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on the Company’s historical experience, current trends and the Company’s expectations regarding future experience. The Company monitors the accuracy of its sales reserve estimates by reviewing actual returns and credits and adjusts them for its future expectations to determine the adequacy of its current and future reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required.

Other revenue

Other revenue is generated from product revenues from sales of phones and professional implementation services.

Product revenue is recognized when the products have been delivered to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.

The Company offers professional services that support implementation and deployment of its subscription services.  Professional services do not result in significant customization of the product and are generally short-term in duration. The majority of our professional services contracts are on a fixed price basis and revenue is recognized over time as services are performed.

Deferred sales commission costs

The Company capitalizes sales commission expenses and associated payroll taxes paid to internal sales personnel, value added resellers and channel partners that are incremental to obtaining customer contracts. These costs are deferred and then amortized over the expected period of benefit, which is estimated to be five years. The Company has determined the period of benefit taking into consideration the expected subscription term and expected renewals of its customer contracts, the duration of its relationships with its customers, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statement of operations.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended
	March 31,
	2018	2017
Primary geographical markets
North America	95.9%	97.1%
Others	4.1	2.9
Total revenues	100.0%	100.0%

The Company derived approximately 86.1% and 82.9% of subscription revenues from RingCentral Office product for the three months ended March 31, 2018 and 2017, respectively.

Deferred revenue

During the first quarter of 2018 the Company recognized revenue of $33.7 million that was included in the corresponding deferred revenue balance at the beginning of the period.

Remaining performance obligations

The typical subscription term ranges from one month to five years. Contract revenue as of March 31, 2018, that has not yet been recognized was $424 million. This excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue of $269 million over the next 12 months and $155 million thereafter.

Share-Based Compensation

Share-based compensation expense resulting from options, restricted stock units (“RSUs”), performance-based awards, and employee stock purchase plan (“ESPP”) rights granted is measured as the grant date fair value of the award and is recognized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period. The Company estimates the fair value of stock options, ESPP rights, and performance based awards using the Black-Scholes-Merton option-pricing model. The Company estimates the fair value of RSUs as the closing market value of its Class A Common Stock on the grant date.  For awards with performance-based and service-based conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions. The effect of a change in the estimated number of performance based awards expected to be earned is recognized in the period those estimates are revised. Compensation expense for stock options and RSUs granted to non-employees is revalued, or marked to market, as of each reporting date until the stock options and RSUs are vested.  Compensation expense is recognized net of estimated forfeiture activity, which is based on historical forfeiture rates.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. Both capital and operating leases will need to be recognized on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The standard must be adopted using a modified retrospective approach for all leases that existed or are entered into after the beginning of the earliest comparative period in the financial statements. The Company will adopt the standard in the first quarter of 2019. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. The Company expects the impact of adoption of the new standard on the Company’s statements of operations not to be material. The Company anticipates the most significant impact of adopting the new standard will primarily be the establishment of a right-of-use asset and a corresponding lease liability in its consolidated balance sheets.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In February 2018, the FASB issues ASU 2018-03, Technical Corrections and Improvements to Financial Statements – Overall (Sub Topic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which makes minor changes to ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Liabilities, issued by the FASB in January 2016. The amendment is applicable for all public business entities, but those with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. The Company is evaluating the impact of implementing this amendment on its financial statements or disclosures.

Note 2. Impact of Recent Accounting Pronouncements

On January 1, 2018, the Company adopted Topic 606 utilizing the full retrospective method of transition. The Company adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of Topic 606.

Select condensed consolidated balance sheet line items, which reflect the adoption of the new ASU are as follows (in thousands):

	December 31, 2017
	As Reported	Adoption of Topic 606	As Adjusted
Assets
Accounts receivable, net	$45,339	$1,351	$46,690
Deferred sales commission costs	—	15,424	15,424
Deferred sales commission costs, noncurrent	—	37,871	37,871
Liabilities
Deferred revenue	64,415	(1,498)	62,917
Stockholders' equity	$172,202	$56,144	$228,346

The following table reflects the effect of adoption of Topic 606 on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	As Reported	Adoption of Topic 606	As Adjusted
Revenues
Software subscriptions	$103,687	$443	$104,130
Other	8,104	—	8,104
Total revenues	111,791	443	112,234
Gross profit	84,485	443	84,928
Operating expenses
Sales and marketing	58,894	(4,629)	54,265
Operating loss	(7,301)	5,072	(2,229)
Net loss	$(7,309)	$5,072	$(2,237)
Basic and diluted Net loss per Common Share	$(0.10)	$0.07	$(0.03)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	74,682	—	74,682

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table reflects the effect of adoption of Topic 606 on the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	As Reported	Adoption of Topic 606	As Adjusted
Cash flows from operating activities
Net loss	$(7,309)	$5,072	$(2,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred sales commission costs	—	2,597	2,597
Changes in operating assets and liabilities:
Accounts receivable	(1,371)	(223)	(1,594)
Deferred sales commission costs	—	(7,226)	(7,226)
Deferred revenue	4,209	(220)	3,989
Net cash provided by operating activities	8,710	—	8,710

Note 3. Other Revenue and Cost of Revenue

Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services. For the three months ended March 31, 2018 and 2017, the majority of other revenues consisted of product revenues from sales of phones.  Product revenues were $8.0 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively. Product cost of revenues were $7.2 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively.

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Cash	$44,133	$70,893
Money market funds	510,830	110,299
Total cash and cash equivalents	$554,963	$181,192

The Company has an immaterial restricted cash balance as of March 31, 2018 and December 31, 2017, included in the cash balance above.

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
		As Adjusted
Accounts receivable	$48,227	$42,243
Unbilled accounts receivable	8,189	5,159
Allowance for doubtful accounts	(1,037)	(712)
Accounts receivable, net	$55,379	$46,690

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid expenses	$17,076	$13,690
Inventory	229	198
Other current assets	6,813	7,624
Total prepaid expenses and other current assets	$24,118	$21,512

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Computer hardware and software	$80,626	$74,555
Internal-use software development costs	20,867	18,217
Furniture and fixtures	6,314	6,293
Leasehold improvements	5,249	4,311
Total property and equipment	113,056	103,376
Less: accumulated depreciation and amortization	(62,925)	(60,078)
Property and equipment, net	$50,131	$43,298

Depreciation and amortization expense was $4.5 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively.

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued compensation and benefits	$16,401	$18,578
Accrued sales, use and telecom related taxes	13,366	11,828
Accrued marketing	9,943	7,020
Other accrued expenses	24,852	17,551
Total accrued liabilities	$64,562	$54,977

The carrying values of intangible assets are as follows (in thousands):

		March 31, 2018			December 31, 2017
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 to 5 years	$22,822	$1,756	$21,066	$840	$840	$-
Developed technology	5 years	3,010	1,699	1,311	3,010	1,548	1,462
Total acquired intangible assets		$25,832	$3,455	$22,377	$3,850	$2,388	$1,462

During the three months ended March 31, 2018, the Company acquired $22.0 million of customer relationships. See Note 6.

Amortization expense from acquired intangible assets for the three months ended March 31, 2018 and 2017 was $1.1 million and $0.3 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the condensed consolidated statements of operations.  At March 31, 2018, the weighted average amortization period for customer relationships and developed technology was approximately 4.8 years and 2.2 years, respectively.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2018 (remaining)	$3,749
2019	4,998
2020	4,654
2021	4,396
2022 onwards	4,580
Total estimated amortization expense	$22,377

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Sales Commission Costs

Deferred sales commission costs, which relate to sales commission costs capitalized for incremental cost of obtaining customer contracts, were $56.8 million and $53.3 million as of March 31, 2018 and December 31, 2017, respectively. Amortization expense for the deferred sales commission costs for the three months ended March 31, 2018 and 2017 were $4.0 million and $2.6 million, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$510,830	$510,830	$—	$—

	Balance at
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$110,299	$110,299	$—	$—

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

As of March 31, 2018, the fair value of the 0% convertible senior notes due 2023 (the “Notes”) (described in Note 7 below) was approximately $463.8 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

Note 6. Customer Base Acquisition

On January 16, 2018, the Company acquired from AT&T, Inc. (“AT&T”) the existing customer base of the RingCentral Office@Hand solution, for which AT&T acted as a reseller, for a total purchase consideration of up to $26.0 million. The purchase price consisted of a $20.0 million cash payment upon closing of the transaction and up to $6.0 million in earn-out payments based on achievement of certain milestones. The transition of the customer base is expected to be completed over a period of one year from the close of the transaction. The Company has entered into a Transition Services Agreement (“TSA”) for a period of one year for the transition of these customers.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The total purchase consideration was estimated to be $24.1 million upon the close of the transaction, consisting of $20.2 million cash payments, including transaction costs, and $3.8 million earn-out consideration. The transaction is accounted for as an asset acquisition.

The value of the total consideration was allocated between the customer relationship intangible asset and the TSA services based on their relative fair value. As of March 31, 2018, the amount allocated to the customer relationship intangible asset was approximately $22.0 million and will be amortized over the expected useful life of five years. The value allocated to the TSA was $2.1 million and will be amortized over a period of one year which is the period in which customers will be transitioned.

The following table summarizes the fair value of assets acquired as of the date of acquisition (in thousands):

	Fair Value	Estimated Useful Life
Customer relationships	$21,982	5 years
Transition Services Agreement	2,082	1 year
Net assets acquired	$24,064

Note 7. Convertible Senior Notes

In March 2018, the Company issued $400.0 million aggregate principal amount of 0% convertible senior notes due 2023 in a private placement and an additional $60.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers. The Notes do not bear regular interest, and the principal amount of the Notes does not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture relating to the issuance of Notes (the “Indenture”) or if the Notes are not freely tradeable as required by the indenture. The Notes will mature on March 15, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $449.5 million.

Each $1,000 principal amount of the Notes is initially convertible into 12.2782 shares of the Company’s Class A common stock par value $0.0001 (“Class A Common Stock”), which is equivalent to an initial conversion price of approximately $81.45 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or a redemption period, each as defined in the Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period.

Prior to the close of business on the business day immediately preceding December 15, 2022, the Notes will be convertible only under the following circumstances:

(1) during any calendar quarter commencing after June 30, 2018, and only during such calendar quarter, if the last reported sale price of the Class A Common Stock for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price on each applicable trading day;

(2) during the five business days period after any five consecutive trading days period in which, for each trading day of that period, the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate on each such trading day;

(3) upon the Company’s notice that it is redeeming any or all of the Notes, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

(4) upon the occurrence of specified corporate events.

On or after December 15, 2022, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or a portion of their Notes regardless of the foregoing conditions.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at the Company’s election.  It is the Company’s current intent to settle the principal amount of the Notes with cash.

During the three months ended March 31, 2018, the conditions allowing holders of the Notes to convert were not met.

The Company may redeem the Notes, at its option, on or after September 20, 2020, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within not more than three trading days preceding the date on which the Company provides written notice of redemption. No sinking fund is provided for the Notes. Upon the occurrence of a fundamental change (as defined in the Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

The Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.

The foregoing description is qualified in its entirety by reference to the text of the Indenture and the Form of 0% Convertible Senior Notes due 2023, which are attached as Exhibits 4.1 and 4.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $101.1 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense at an effective interest rate over the contractual terms of the Notes.

In accounting for the transaction costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were $8.2 million were recorded as additional debt discount and will be amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the liability component of the Notes was as follows (in thousands):

March 31,
2018
Principal	$460,000
Unamortized discount	(99,859)
Unamortized issuance cost	(8,137)
Net carrying amount	$352,004

The net carrying amount of the equity component of the Notes was as follows (in thousands):

March 31,
2018
Proceeds allocated to the conversion option (debt discount)	$101,141
Issuance cost	(2,318)
Net carrying amount	$98,823

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the interest expense recognized related to the Notes (in thousands):

March 31,
2018
Contractual interest expense	$-
Amortization of debt discount	1,282
Amortization of debt issuance costs	88
Total interest expense related to the Notes	$1,370

In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $81.45 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $119.035 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.6 million shares of Class A Common Stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls settle in components with the last component expiring on March 13, 2023. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law; insolvency filings; and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $49.9 million incurred to purchase the Capped Call transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

Concurrently with the issuance of the Notes, the Company’s board of directors approved the repurchase of an aggregate of 239,425, or $15.0 million of, shares of the Company’s outstanding Class A Common Stock in privately negotiated transactions at a price of $62.65 per share, which was equal to the closing price per share of the Company’s Class A Common Stock on March 1, 2018, the date of the pricing of the offering of the Notes. The share repurchase was recorded as a reduction of additional paid-in capital on the consolidated balance sheet.

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

Sales Tax Liability

The Company regularly increases its sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in-state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of March 31, 2018 and December 31, 2017, the Company recorded a long-term sales tax liability of $2.3 million and $2.6 million, respectively, which is included in other long-term liabilities, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

The Company recorded a current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $9.8 million and $9.0 million as of March 31, 2018 and December 31, 2017, respectively, which is included in accrued liabilities in the condensed consolidated balance sheet.

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

TCPA Matters

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against the Company in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over the Company’s system (“SPS Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, the Company filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the SPS Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, the Company filed a motion to dismiss the SPS Lawsuit in its entirety, along with a collateral motion to dismiss or stay the SPS Lawsuit pending a ruling by the FCC on the Company’s Petition.  On October 7, 2016, the Court granted the Company’s motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed the Company’s motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, the Company filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted the Company’s motion to dismiss with prejudice and concurrently dismissed the Company’s motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017. SPS’s opening brief on appeal was filed on December 20, 2017, and the Company’s opposition brief was filed on February 20, 2018. SPS filed its reply brief on April 12, 2018. Oral argument in the appeal has not yet been scheduled. It is too early to predict the outcome of the SPS Lawsuit. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the TCPA and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others.  Hurley alternatively alleges that the Company is vicariously liable for the actions of its co-defendants.  Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims.  The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. The motion is currently pending before the court. It is too early to predict the outcome of this lawsuit. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

Patent Infringement Matter

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. (together, “Uniloc”) filed in the U.S. District Court for the Eastern District of Texas two actions against the Company alleging infringement of U.S. Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application.  The plaintiffs seek a declaration that the Company has infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. On October 9, 2017, the Company filed a motion to dismiss or transfer requesting that the case be transferred to the United States District Court for the Northern District of California. In response to the motion, plaintiffs filed a first amended complaint on October 24, 2017. The Company filed a renewed motion to dismiss or transfer on November 15, 2017.  Although briefing on that motion has been completed, the motion has not yet been decided.  On February 5, 2018, Uniloc moved to stay the litigation pending the resolution of

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

certain third-party inter partes review proceedings (“IPRs”) before the United States Patent and Trademark Office. On February 9, 2018, the court stayed the litigation pending resolution of the IPRs without prejudice to or waiver of the Company’s motion to dismiss or transfer. This litigation is still in its earliest stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

Note 9. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenues	$1,010	$757
Research and development	3,094	1,859
Sales and marketing	5,041	3,525
General and administrative	4,122	2,794
Total share-based compensation expense	$13,267	$8,935

A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Options	$1,128	$2,190
Employee stock purchase plan rights	735	461
Restricted stock units	11,404	6,284
Total share-based compensation expense	$13,267	$8,935

Equity Incentive Plans

As of March 31, 2018, a total of 14,271,990 shares remained available for grant under the 2013 Equity Incentive Plan (“2013 Plan”). A summary of option activity under all of the Company’s equity incentive plans at March 31, 2018 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2017	5,286	$10.30	4.2	$201,480
Granted	—	—
Exercised	(387)	9.52
Canceled/Forfeited	(6)	24.21
Outstanding at March 31, 2018	4,893	$10.35	3.9	$260,183
Vested and expected to vest as of March 31, 2018	4,841	$10.28	3.9	$257,637
Exercisable as of March 31, 2018	4,366	$9.62	3.9	$235,212

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended
	March 31,
	2018	2017
Weighted average grant date fair value per share	$—	$8.87
Total intrinsic value of options exercised	$19,962	$5,448

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield. No options were granted for the three months ended March 31, 2018. The weighted-average assumptions used in the option pricing model in the periods presented were as follows:

	Three Months Ended
	March 31,
	2018	2017
Expected term for employees (in years)	—	4.4
Expected term for non-employees (in years)	3.5	5.2
Risk-free interest rate	2.4%	1.8%
Expected volatility	41.6%	44.0%
Expected dividend yield	0%	0%

As of March 31, 2018, there was approximately $3.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 1.2 years.

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

As of March 31, 2018, there was a total of $0.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At March 31, 2018, a total of 3,500,243 shares were available for issuance under the ESPP.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants.  RSUs issued under the 2013 Plan generally vest over four years.  A summary of activity of RSUs under the 2013 Plan at March 31, 2018 and changes during the period then ended is presented in the following table:

	Number of	Weighted-
	RSUs	Average	Aggregate
	Outstanding	Grant Date Fair	Intrinsic Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2017	4,281	$25.51	$207,197
Granted	141	62.95
Released	(429)	21.27
Canceled/Forfeited	(113)	25.83
Outstanding at March 31, 2018	3,880	$27.32	$246,356

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2018, there was a total of $76.7 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.6 years.

Bonus Plan

In December 2017, the Board adopted the Selective 2018 Key Employee Equity Bonus Plan (“KEEB Plan”), which became effective on January 1, 2018. The KEEB Plan allows the recipients to earn fully vested shares of the Company’s common stock upon the achievement of quarterly service and performance conditions. Although no RSUs were issued under the KEEB Plan as of March 31, 2018 as the service period has not yet been completed, the Company recognized an estimated $1.5 million of expense on a straight-line basis during the three months ended March 31, 2018, based on a total requisite service period of approximately 0.4 years.

The unrecognized share-based compensation expense was approximately $0.8 million, which will be recognized over the remaining service period of 0.1 year. The shares issued under this plan will be issued from the Company’s 2013 Plan shares available for issuance.

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

Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenues were derived from the U.S. during the three months ended March 31, 2018 and March 31, 2017.

Generally, over 69% of the Company’s total billings are collected through credit card payments.  The Company’s accounts receivable balance of $55.4 million as of March 31, 2018 primarily consists of receivables due from larger customers and carriers who are billed on invoices at customary payment terms.  As the Company moves up-market and acquires larger customers, the Company expects the accounts receivable balance to increase.  At March 31, 2018 and December 31, 2017, one of the Company’s carriers accounted for 20% and 17% of the Company’s total accounts receivable, respectively.

Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At March 31, 2018 and December 31, 2017, more than 90% and 85% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. with no single country outside of the U. S. representing more than 10% of the Company’s consolidated long-lived assets.

Note 11. Income Taxes

The provision for income taxes for the three months ended March 31, 2018 and 2017, was $27,000 and $51,000, respectively, and consisted primarily of state minimum taxes and foreign income taxes. For the three months ended March 31, 2018 and 2017, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable.  Additionally, the Company realized no benefit for current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2018 and December 31, 2017. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three months ended March 31, 2018, there have been no significant changes to the total amount of unrecognized tax benefits.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, and ESPP, to the extent dilutive. For the three months ended March 31, 2018 and 2017, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
		As Adjusted
Numerator
Net loss	$(2,716)	$(2,237)
Denominator
Weighted-average common shares for basic and diluted net loss per share	78,341	74,682
Basic and diluted net loss per share	$(0.03)	$(0.03)

The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Shares of common stock issuable under equity incentive awards outstanding	9,328	11,581
Potential common shares excluded from diluted net loss per share	9,328	11,581

Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $81.45 per share for the Notes.

Note 13. Related Party Transactions

In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at March 31, 2018 and December 31, 2017 were $2.3 million and $1.1 million, respectively. Total expenses incurred from Google Inc. were $5.1 million and $4.0 million in the three months ended March 31, 2018 and 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 26, 2018 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” included under Part II, Item 1A below.

Overview

We are a leading provider of software-as-a-service (“SaaS”) solutions that enables businesses to communicate, collaborate, and connect. We believe that our innovative, cloud-based approach disrupts the large market for business communications and collaboration by providing flexible and cost-effective solutions that support distributed workforces, mobile employees, and the proliferation of smart phones and tablets. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and more responsive to their customers.

Our cloud-based business communications and collaboration solutions are designed to be easy to use, providing a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly, configured and managed easily. Through our platform, we enable third-party developers and customers to integrate our solution with leading business applications or customize our solution to suit their own business workflows.

RingCentral has a portfolio of cloud-based offerings that are subscription based, made available at different monthly rates, varying by the specific functionalities, services, and number of users.  We primarily generate revenues from the sale of software subscriptions to our offerings, which include the following:

RingCentral Office. Our flagship solution, RingCentral Office, provides a unified experience for communication and collaboration across multiple modes, including high-definition (“HD”) voice, video, SMS, messaging and collaboration, conferencing, online meetings, and fax. Offered globally, customers can extend RingCentral Office to support their multinational workforce in many countries around the world.

RingCentral Contact Center. RingCentral Contact Center is a collaborative contact center solution that is omni-channel and integrates with RingCentral Office and RingCentral Glip, and is offered at a monthly subscription based on four editions with varying features and capabilities. It enables businesses to transform the way they engage their customers across all channels while effectively maximizing agent availability.

RingCentral Glip. RingCentral Glip is a team messaging and collaboration solution that is made available as a feature to all RingCentral Office customers, and as a freemium offering to non-RingCentral users. It combines cloud communications with collaboration to make it easier to get teamwork done.

RingCentral Meetings. RingCentral Meetings is a collaborative meetings solution that offers web meetings, video conferencing, and screen sharing integrated with team messaging. Available stand-alone, this solution can be upgraded to the full cloud communications capabilities of RingCentral Office.

RingCentral Rooms. RingCentral Rooms extends the capabilities of RingCentral Meetings by delivering a cloud video conferencing solution that works for any sized conference room, using off-the-shelf equipment.

RingCentral Webinar. RingCentral Webinar is for large-scale virtual meetings. It can host multiple attendees and presenters, and makes it easy to deliver web-based events or training to any desktop, tablet or smartphone.

RingCentral Live Reports. RingCentral Live Reports is an add-on for RingCentral Office customers to gather real-time information needed to maximize the performance with dashboards that contain information on agent performance and overall customer experience.

RingCentral Professional. RingCentral Professional is a cloud based virtual telephone service offering designed for professionals who are on the go. It provides inbound call answering and management services, and includes inbound local, long-distance, and toll-free minutes.

RingCentral Fax. RingCentral Fax provides online fax capabilities that allow businesses to send and receive fax documents without the need for a fax machine. RingCentral Fax is made available to all RingCentral Office customers or as a stand-alone offering at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan.

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card or through commercial invoices with customary payment terms. We expect to bill more customers through commercial invoices, thus our level of accounts receivable may increase. As we increase our number of large customers, we expect our level of prepayments from customers with annual or multi-year contracts to increase and, accordingly, our level of deferred revenue may increase. For the three months ended March 31, 2018 and 2017, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct inside sales force. Since then, we have continued investing in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of sales agents and resellers who are active in selling our solutions and with whom we have direct relationships, including regional and global master agents such as Intelysis Communications, Inc. (acquired by ScanSource, Inc.), Ingram Micro Inc. (acquired by HNA Group), Sandler Partners and AVANT, Inc.; national partners such as CDW Corporation, Carousel Industries, and SHI International Corp.; strategic partners such as Google; and carrier partners including TELUS Communications Company (“TELUS”), and BT Group plc (“BT”), which we refer to collectively as resellers. Our network of resellers includes master agents who manage other sales agents and resellers, resulting in an even larger reseller network.  We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. In the case of our carrier partners, who resell our product to multiple companies, we consider each reseller to be a single customer. We define a user as one person within a customer who has been granted a subscription license to use our services, such that the number of end-users per customer generally correlates to the number of employees within a customer account. As of March 31, 2018, we had customers from a range of industries, including financial services, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the three months ended March 31, 2018 and 2017, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.

In January 2018, we closed a transaction with AT&T, Inc. (“AT&T”) to allow us to transition the existing customer base for RingCentral Office@Hand solution sold by AT&T directly to us and AT&T is no longer selling new subscriptions for our solution. We are in the early stages of transitioning these AT&T customers to RingCentral. The transition of this customer base is expected to be completed by January 2019.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $503.6 million and $380.4 million in the years ended December 31, 2017 and 2016, respectively, generating year-over-year increase of 32%. For the three months ended March 31, 2018 and 2017, our total revenues were $150.3 million and $112.2 million, respectively, representing year-over-year increase of 34.1%. We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $4.2 million and $16.2 million in the years ended December 31, 2017 and 2016, respectively. Our net loss was $2.7 and $2.2 million for the three months ended March 31, 2018 and 2017, respectively.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method as discussed in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q. All amounts and disclosures set forth in this Form 10-Q reflect these changes.

Key Business Metrics

In addition to United States generally accepted accounting principles (“U.S. GAAP”) and financial measures such as total revenues, gross margin and cash flows from operations, we regularly review a number of key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. We discuss revenues and gross margin under “Results of Operations” and cash flow from operations under “Liquidity and Capital Resources” below. Other key business metrics are discussed below.

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated software subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges contracted at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2018 was $49.1 million. As such, our ARR at March 31, 2018 was $589.0 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at March 31, 2018 was $509.2 million.

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

Our key business metrics for the five quarterly periods ended March 31, 2018 were as follows (dollars in millions):

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$589.0	$546.4	$513.7	$478.0	$450.8
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$509.2	$466.2	$433.7	$398.9	$373.0

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended
	March 31,
	2018	2017
		*As Adjusted
Revenues
Software subscriptions	$136,960	$104,130
Other	13,383	8,104
Total revenues	150,343	112,234
Cost of revenues
Software subscriptions	24,526	20,263
Other	11,148	7,043
Total cost of revenues	35,674	27,306
Gross profit	114,669	84,928
Operating expenses
Research and development	22,651	17,087
Sales and marketing	71,920	54,265
General and administrative	21,449	15,805
Total operating expenses	116,020	87,157
Loss from operations	(1,351)	(2,229)
Other income (expense), net
Interest expense	(1,411)	(79)
Other income, net	73	122
Other income (expense), net	(1,338)	43
Loss before income taxes	(2,689)	(2,186)
Provision for income taxes	27	51
Net loss	$(2,716)	$(2,237)

Percentage of Total Revenues

	Three Months Ended
	March 31,
	2018	2017
		*As Adjusted
Revenues
Software subscriptions	91%	93%
Other	9	7
Total revenues	100	100
Cost of revenues
Software subscriptions	16	18
Other	8	6
Total cost of revenues	24	24
Gross profit	76	76
Operating expenses
Research and development	15	15
Sales and marketing	48	48
General and administrative	14	15
Total operating expenses	77	78
Loss from operations	(1)	(2)
Other income (expense), net
Interest expense	(1)	—
Other income, net	—	—
Other income (expense), net	(1)	—
Loss before income taxes	(2)	(2)
Provision for income taxes	—	—
Net loss	(2)%	(2)%

Comparison of the three months ended March 31, 2018 and 2017

Revenues

	Three Months
	Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
		*As Adjusted
Revenues
Software subscriptions	$136,960	$104,130	$32,830	32%
Other	13,383	8,104	5,279	65%
Total revenues	$150,343	$112,234	$38,109	34%
Percentage of revenues
Software subscriptions	91%	93%
Other	9	7
Total	100%	100%

Software subscriptions revenue.  Software subscriptions revenue increased by $32.8 million, or 32%, for the three months ended March 31, 2018 as compared to the respective period of the prior year primarily due to the acquisition of new customers and upsells of additional offerings to our existing customer base. Our revenue growth during the three months ended March 31, 2018, was also driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market, and sales through our channel partners. In addition, our software subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three months ended March 31, 2018 as compared to the respective period of the prior year, which generally carry a higher monthly subscription rate versus our other product offerings.

While the acquisition of new customers and upsells of additional offerings to our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers purchased a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varies significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures increasing by 33% for the three months ended March 31, 2018 as compared to the respective period of the prior year, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our products.

Our core subscription revenues, excluding subscription revenue from AT&T, was $124.6 million and $91.2 million for the three months ended March 31, 2018 and 2017, respectively or a 37% increase. Since new subscriptions for the RingCentral Office@Hand solution sold by AT&T have declined throughout 2017 to an immaterial level, we believe this core subscription revenues information provides a useful indicator of our business performance.

Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals and professional services.

Other revenues increased by $5.3 million, or 65%, for the three months ended March 31, 2018, as compared to the respective period of the prior year primarily due to the increase in product sales and professional services revenue.

Total revenues.  Total revenues were $150.3 million for the first quarter of 2018, up from $112.2 million in the first quarter of 2017, representing 34% growth.

Cost of Revenues and Gross Margin

	Three Months
	Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Cost of revenues
Software subscriptions	$24,526	$20,263	$4,263	21%
Other	11,148	7,043	4,105	58%
Total cost of revenues	$35,674	$27,306	$8,368	31%
Gross margins
Software subscriptions	82%	81%
Other	17%	13%
Gross margin %	76%	76%

Cost of software subscriptions revenues. Cost of software subscriptions revenues increased by $4.3 million, or 21%, for the three months ended March 31, 2018 as compared to the respective period of the prior year. Primary drivers of the increase were increases in third-party costs to support our products of $1.9 million, personnel costs of $1.2 million, and overhead costs to support our products of $0.9 million. The increase in personnel costs was driven by headcount growth and higher share-based compensation expense of $0.2 million.

The increase in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.

Cost of other revenues. Cost of other revenues increased by $4.1 million, or 58%, for the three months ended March 31, 2018 as compared to the respective period of the prior year. This was primarily due to the increase in the cost of product sales of $2.1 million, personnel costs of $0.9 million, and professional services of $0.8 million. The increase in the cost of professional services was due to an increase in revenues for implementation services.

Gross margin.  Our gross margin was 76% for both the three months ended March 31, 2018 and 2017. We expect gross margin to remain fairly consistent in the future.

Software subscription revenues gross margin improved to 82% in the three months ended March 31, 2018 from 81% in the respective period in the prior year primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses.

The gross margin for other revenues improved to 17% in the three months ended March 31, 2018 from 13% in the respective period in the prior year. The increase in gross margin for other revenues was primarily due to improved procurement savings for phones.

Research and Development

	Three Months
	Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Research and development	$22,651	$17,087	$5,564	33%
Percentage of total revenues	15%	15%

Research and development expenses increased by $5.6 million, or 33%, for the three months ended March 31, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $4.6 million, overhead costs to support our research and development efforts of $0.8 million, and professional fees of $0.2 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $1.2 million.

The increases for the three months ended March 31, 2018 in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our cloud-based and mobile applications.  We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.

Sales and Marketing

	Three Months
	Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
		*As Adjusted
Sales and marketing	$71,920	$54,265	$17,655	33%
Percentage of total revenues	48%	48%

Sales and marketing expenses increased by $17.7 million, or 33%, for the three months ended March 31, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $9.5 million, advertising and marketing costs of $3.3 million, overhead costs to support our marketing efforts of $2.3 million, amortization of deferred sales commission costs of $1.4 million, indirect channel commissions of $0.5 million, and professional fees of $0.7 million. The increase in personnel cost was primarily due to headcount growth and higher share-based compensation expense of $1.5 million.

The increases for the three months ended March 31, 2018 in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new customers with a focus on larger customers and establish brand recognition to achieve greater penetration into the North American and European markets. Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, Europe, and other markets.

General and Administrative

	Three Months
	Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
General and administrative	$21,449	$15,805	$5,644	36%
Percentage of total revenues	14%	15%

General and administrative expenses increased by $5.6 million, or 36%, for the three months ended March 31, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $3.7 million, overhead costs of $0.7 million, business fees of $0.6 million, and legal and professional fees of $0.6 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $1.3 million.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth.

Other Income and Expense, net

	Three Months
	Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Interest expense	$(1,411)	$(79)	$(1,332)	Nm
Other income, net	73	122	(49)	40%
Other income (expense), net	$(1,338)	$43	$(1,381)	Nm

Nm – Not meaningful

Other income (expense), net decreased by $1.4 million for the three months ended March 31, 2018 as compared to the respective period of the prior year, primarily due to amortization of debt discount and issuance costs of our Notes and foreign currency gains driven by the significant decrease in the Canadian dollar relative to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, we had $555.0 million and $181.2 million, respectively, of cash and cash equivalents. Since our initial public offering in 2013 and our follow-on offering in early 2014, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of convertible notes. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Generally, over 69% of our total billings are collected through credit card payments received at the beginning of each subscription period, which is monthly for the majority of our customers.  As we continue to move up market, the number and size of customers with annual or multi-year contracts is increasing and those who opt for annual invoicing is also increasing.  For these customers, we generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Therefore, a source of our cash provided by operating activities is our deferred revenue, which is included within our condensed consolidated balance sheet as a liability.  Deferred revenue consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue ratably over the term of agreement. As of March 31, 2018 and December 31, 2017, we had deferred revenue of $68.0 million and $62.9 million, respectively.

In March 2018, we issued $460.0 million aggregate principal of 0% convertible senior notes due 2023 (the “Notes”) in a private placement. As of March 31, 2018, the carrying value of our debt totaled $352.0 million relating to the Notes. The Notes contain customary financial covenants. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in compliance with all covenants under the Notes as of March 31, 2018.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, international expansion, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash equivalents are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity offerings or through additional debt financing. We may in the future make investments in or acquisitions of businesses or technologies, which could also require us to seek additional equity or debt financing. Additional financing sources may not be available on terms favorable to us or at all.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash provided by operating activities	$12,185	$8,710
Net cash used in investing activities	(25,816)	(6,795)
Net cash provided by (used in) financing activities	387,221	(12,563)
Effect of exchange rate changes on cash and cash equivalents	181	(17)
Net increase (decrease) in cash and cash equivalents	$373,771	$(10,665)

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

Net cash provided by operating activities was $12.2 million for the three months ended March 31, 2018. Net cash provided by operating activities resulted from net loss of $2.7 million adjusted for non-cash items of $25.2 million, primarily consisting of $13.3 million of share-based compensation, $5.5 million of depreciation and amortization, $4.0 million of amortization of deferred sales commission costs, $1.4 million of amortization of debt discount and issuance costs, and $0.6 million of bad debt expense, offset by use of cash for working capital of $10.3 million, which was primarily driven by the timing cash receipts and prepayments from customers and carriers and the timing of cash payments to vendors, and deferred sales commission costs of $7.5 million.

Net cash provided by operating activities for the three months ended March 31, 2018 increased by $3.5 million as compared to the respective period of the prior year primarily due to an increase in non-cash adjustments of $9.5 million and an increase in our net loss of $0.5 million, partially offset by an increase in cash used for working capital of $5.6 million. The decrease in cash provided by operating activities due to changes in working capital was primarily due to timing of cash payments to vendors and cash receipts and prepayments from customers and carriers.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures, including costs incurred related to internal-use software, that are necessary to support our increasing customer base and headcount levels in all functions of our business, and the acquisition of the existing customer base of RingCentral Office@Hand solution from AT&T. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities was approximately $25.8 million for the three months ended March 31, 2018, primarily due to $18.5 million paid for the acquisition of the existing customer base for the RingCentral Office@Hand solution from AT&T, $4.6 million in purchases of property and equipment mainly to support our business growth and to expand our leased facilities, and $2.8 million of personnel-related costs associated with the development of internal-use software.

Net cash used in investing activities for the three months ended March 31, 2018 increased by $19.0 million as compared to the respective period of the prior year primarily due to the customer base acquisition, purchases of property and equipment and costs associated with the development of internal-use software.

Net Cash Provided by (Used in) Financing Activities

Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and issuance of the Notes.

Net cash provided by financing activities was approximately $387.2 million for the three months ended March 31, 2018, primarily due to $449.5 million in proceeds from the issuance of the Notes, net of issuance costs, and $3.7 million in proceeds from the issuance of shares in connection with our stock plans, partially offset by payments of capped call transactions and costs of $49.9 million and repurchase of common stock of $15.0 million.

Net cash provided by financing activities for the three months ended March 31, 2018 increased by $399.8 million as compared to the respective period of the prior year primarily due to the proceeds from the issuance of the Notes, net of issuance costs of $449.5 million partially offset by payments of capped call transactions and costs of $49.9 million, repurchase of common stock of $15.0 million and an increase of $1.0 million in proceeds from the issuance of shares in connection with our stock plans. The increase was also driven by the repayment of debt in the three months ended March 31, 2017.

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

Deferred Revenue

Deferred revenue primarily consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As we continue to move up market, the number of customers who opt for multi-year contracts are increasing along with their related contract values. For customers with multi-year contracts, however, we generally invoice only once annual subscription period in advance. Therefore, our deferred revenue balance does not capture the full contract value of such multi-year contracts. Accordingly, we believe that deferred revenue is not a reliable indicator of future revenues and we do not utilize deferred revenue as a key management metric internally.

Contractual Obligations and Commitments

Except as set forth below and in Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Off-balance Sheet Arrangements

During the three months ended March 31, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international expansion, we charge customers in British Pounds, European Union (“EU”) Euro, and Australian dollars and expect to add additional currencies in the future. However, this impact has not been significant in the first quarter of 2018. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, the U.K., Switzerland, the Netherlands, China, Ireland, Singapore, Australia, Italy, Japan, Spain, Brazil, and Hong Kong. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments.   For the three months ended March 31, 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $1.3 million on our condensed consolidated financial statements.

Interest Rate Sensitivity

As of March 31, 2018, we had cash and cash equivalents of $555.0 million that were primarily in cash or money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2018, the effect of a hypothetical 10% increase or decrease in overall interest rates would not materially impact our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest dates.

In March 2018, we issued $460M million aggregate principal amount of 0.0% convertible senior notes due 2023. The Notes have zero percent fixed annual interest rates and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There was no other change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has significantly affected, or is reasonably likely to significantly affect, our internal control over financial reporting.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of March 31, 2018, we did not have any accrued liabilities recorded for such loss contingencies.

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against us in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by our customers when sending facsimile transmissions over our system (“SPS Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, we filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the SPS Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, we filed a motion to dismiss the SPS Lawsuit in its entirety, along with a collateral motion to dismiss or stay the SPS Lawsuit pending a ruling by the FCC on our Petition.  On October 7, 2016, the Court granted our motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed our motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, we filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted our motion to dismiss with prejudice and concurrently dismissed our motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017. SPS’s opening brief on appeal was filed on December 20, 2017, and our opposition brief was filed on February 20, 2018. SPS filed its reply brief on April 12, 2018. Oral argument in the appeal has not yet been scheduled. It is too early to predict the outcome of the SPS Lawsuit. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding us as a named defendant and alleging that we and other defendants violated the TCPA and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others.  Hurley alternatively alleges that we are vicariously liable for the actions of its co-defendants.  Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims.  We were served with the second amended complaint on January 4, 2018. On March 23, 2018, we filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and we filed our reply brief on April13, 2018. The motion is currently pending before the court. It is too early to predict the outcome of this lawsuit. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. (together “Uniloc”) filed in the U.S. District Court for the Eastern District of Texas two actions against us alleging infringement of US Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application. The plaintiffs seek a declaration that we have infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. On October 9, 2017, we filed a motion to dismiss or transfer requesting that the case be transferred to the United States District Court for the Northern District of California.  In response to the motion, plaintiffs filed a first amended complaint on October 24, 2017. We filed a renewed motion to dismiss or transfer on November 15, 2017.  Although briefing on that motion has been completed, the motion has not yet been decided.  On February 5, 2018, Uniloc moved to stay the litigation pending the resolution of certain third-party inter partes review proceedings (“IPRs”) before the United States Patent and Trademark Office. On February 9, 2018, the court stayed the litigation pending resolution of the IPRs without prejudice to or waiver of our motion to dismiss or transfer. This litigation is still in its earliest stages. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. We intend to vigorously defend against this lawsuit.

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

We have incurred substantial net losses since our inception, including net losses of $2.7 million for the three months ended March 31, 2018, $4.2 million for fiscal 2017, $2.2 million for the three months ended March 31, 2017, and had an accumulated deficit of $212.2 million as of March 31, 2018. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.

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

The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, Siemens Enterprise Networks, LLC, their resellers, and others; as well as companies such as BroadSoft, Inc. (which was acquired by Cisco Systems, Inc. in February 2018) and their resellers that license their software. Mitel Networks recently announced that it will become a privately held company so that it will have additional flexibility to focus on transitioning their business to cloud solutions. They could accelerate their development and sales for such solutions and become more competitive. In addition, certain of our resellers are also our competitors.  BT and TELUS, for example, each serve as resellers to us but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution, and in 2017, new subscriptions for our solution sold by AT&T declined to an immaterial level. In January 2018, we closed a transaction with AT&T to allow us to transition the existing customer base for RingCentral Office@Hand solution sold by AT&T directly to RingCentral. We are in the early stages of transitioning these AT&T customers to us. If a significant number of these AT&T customers choose to terminate their service rather than transition to us or terminate their service after transitioning to us, our revenues and growth could be significantly and adversely affected. We also face competition from other cloud companies such as 8x8, Inc., Amazon.com, Inc.(with its Connect and Chime products), Dialpad, Inc., Fuze, StarBlue, Intermedia.net, Inc., j2 Global, Inc., Jive Communications, Inc., Microsoft Corporation (Microsoft Teams (Skype for Business)), Nextiva, Inc., Slack Technologies, Inc., Vonage Holdings Corp., and West Corporation as well as from established communications providers, such as AT&T, Verizon Communications Inc., and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, and they may develop and/or host their own solutions. We may also face competition from other large Internet companies, such as Alphabet Inc., Facebook, Inc., and Oracle Corporation, any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio, Nexmo and Slack, on which customers can build diverse solutions by integrating cloud communications into business applications. These vendors leverage free, and usage and user based paid services that over time could result in disincentives for customers to switch to RingCentral. In order to compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal and value. Efforts to compete with these application marketplaces may increase our cost of revenue and lower our operating margins. In addition, in 2016 we began selling a contact center solution.  We face competition with respect to this solution from contact center providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., Interactive Intelligence, Inc., and NewVoiceMedia.

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

We currently use the infrastructure of third-party network service providers, including CenturyLink, Inc. and Bandwidth.com, Inc. in North America, Colt Technology Services and British Telecommunications plc in Europe, and several others throughout the world, to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol (“IP”) networks and public switched telephone networks (“PSTN”), and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada, the U.K., Asia, Europe, Latin America, and the Middle East, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future. We also obtain certain connectivity and network services from our wholly owned subsidiary, RCLEC, in certain geographic markets; however, RCLEC also uses the infrastructure of third-party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

We currently serve our North American customers from two data center hosting facilities located in northern California and northern Virginia, where we lease space from Equinix, Inc. We serve our customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland.  We also use third-party co-location facilities in Canada, the U.K., Australia, Switzerland, Singapore, Brazil, and Japan to serve our customers in these regions. Our collaboration solution, RingCentral Glip, is hosted by Amazon Web Services, Inc. (“AWS”), and our contact center solution is hosted by NICE inContact’s third party data center facilities and AWS. In addition, RCLEC uses third-party co-location facilities to provide us with network services at several locations. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

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

On January 4, 2018, the FCC released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. The order does require broadband providers to disclose publicly accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband Internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services and entrepreneurs and other small businesses to develop, market, and maintain Internet offerings. The rules require that such disclosure be made via a publicly available, easily accessible website or through transmittal to the FCC. The order also shifts regulatory oversight of broadband providers to the Federal Trade Commission, under its authority to prevent unfair or deceptive acts or practices. The new rules will go into effect after the Office of Management and Budget approves certain information collection requirements under the Paperwork Reduction Act, and notice of such approval is published in the Federal Register. A number of opponents of the FCC order have filed notices of appeal with federal appellate courts. In addition, Congress may take action to curtail or modify the FCC’s new broadband rules. Moreover, a number of states are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

A cyber attack, information security breach or denial of service event could delay or interrupt service to our customers, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our production services from interruption or damage from unauthorized entry, computer malware or other events beyond our control. We have from time to time been subject to communications fraud and cyber-attacks by malicious actors, and denial of service (“DoS/DDoS”) and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach or data loss. Also, our subscriptions are web-based. The amount of data we store for our users on our servers has been increasing as our business has grown. We now host services, which includes hosting customer data, both in co-located data centers and public cloud services such as Amazon Web Services, and our RingCentral Glip product allows users to store files, tasks, calendar events, and conversations indefinitely on our service.  We also maintain sensitive data related to our employees, strategic partners, and customers including intellectual property, proprietary business information and personally identifiable information (also called personal data) on our own systems and also in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer segments and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states and other malicious actors. In addition, we use third-party vendors which in some cases have access to our data and our customers’ data. We employ layered security measures, but despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors’ computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network or business practices, or our or our vendors’, customers, employees, business partners, consultants or other Internet users who attempt to invade our or our vendors’ public and private computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security weakness or vulnerability in our or our vendors’ infrastructure, networks or business practices that is successfully targeted, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in strengthening our security controls or in remediating security vulnerabilities we could incur increased costs and capital expenditures and utilize employee resources to implement such measures, including potential replacements or upgrades of vulnerable hardware, such as hardware with chips that are susceptible to the recently announced Meltdown and Spectre vulnerabilities.

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

Additionally, third parties have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants, or customers into disclosing sensitive information, such as user names, provisioning data, customer proprietary network information (“CPNI”) or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, our customers or customer information, or our information technology systems. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems, change and evolve frequently and may not be recognized until launched against a target, may be new and previously unknown or little-known, or may not be detected or understood until well after such actions are conducted. We may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information could result in significant liability to us, loss of our intellectual property, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

It is critical to our business that our employees’, strategic partners’, and customers’ sensitive information remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber attack or other information security incident, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations, or increased cybersecurity protection costs that may have a material adverse effect on our business. In addition, a cybersecurity breach of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above. A cybersecurity breach of our partners’ systems can result in similar actual or perceived impacts.

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

There has been substantial litigation in the areas in which we operate regarding intellectual property rights. For instance, we have recently and in the past been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify our customers and resellers for expenses and liability resulting from claimed intellectual property infringement by our products. From time to time, we have received requests for indemnification in connection with allegations of intellectual property infringement and we may choose, or be required to, assume the defense and/or reimburse our customers and/or resellers for their expenses, settlement and/or liability. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we, or our customers and/or resellers, infringe their intellectual property rights.

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Furthermore, regardless of their merits, accusations and lawsuits like these, whether against us or our customers and resellers, may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

If we, or any of our products, were found to be infringing on the intellectual property rights of any third-party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain subscriptions, prohibited from using certain processes, or required to redesign certain subscriptions, each of which could have a material adverse effect on our business and results of operations.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 142 issued U.S. utility patents, which expire between 2026 and 2037. We also have 38 patent applications pending examination in the U.S. and 17 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard (“PCI DSS”) in the United States, Canada, and the U.K. If we fail to maintain compliance with current merchant standards, such as PCI DSS, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and personal identification numbers (“PINs”) to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and expense that we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our subscriptions are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition, and ability to grow our business.

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

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;
•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•	changes in diplomatic and trade relationships, including tariffs and other non-tariff barriers, such as quotas and local content rules;

•

tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs proposed in March 2018 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain;

•

U.S. government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, reexportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;

•	our ability to comply with the European General Data Protection Regulation (the “GDPR”) and other data privacy rules and regulations;
•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and U.K. Bribery Act of 2010;
•	more limited protection for intellectual property rights in some countries;
•	adverse tax consequences;
•

fluctuations in currency exchange rates, particularly in light of the referendum in favor of the U.K. leaving the EU (commonly referred to as “Brexit”) vote and other recent political developments, which could increase the price of our subscriptions outside of the U.S. when denominated in USD, increase the expenses of our international operations, including expenses related to foreign contractors, and expose us to foreign currency exchange rate risk;

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
•

deterioration of political relations between the U.S. and other countries, particularly Russia, Ukraine, China, and the Philippines; and including the possibility of a breakdown in diplomatic relations between the U.S., the U.K., or the EU and Russia or sanctions implemented by the U.S., the U.K., or the EU against Russia or vice versa, which could have a material adverse effect on our third-party software development operations in Russia and our development operations in China; and

•

political or social unrest, economic instability, conflict or war in a specific country or region, such as the events over the last few years in the Ukraine, including political demonstrations, the annexation of the Crimea region of Ukraine by Russia, the hostile relations between Russia and the Ukraine, and disruptions caused by pro-Russian separatists in the Ukraine, which could have an adverse impact on our third-party software development and quality assurance operations there.

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

Brexit has also created uncertainty with regard to the regulation of data protection in the U.K. In the immediate term, the U.K. will remain bound by the European General Data Protection Regulation (the “GDPR”) following its exit from the EU since the U.K. government has announced its intention to enact a ‘Repeal Bill’ which enshrines all existing EU law into domestic U.K. legislation together with a Data Protection Bill that provides for the implementation of the GDPR. While the U.K. Information Commissioner’s Office has announced that there are no plans to dilute U.K. data protection laws, it is less certain how data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated. The EU Commission has announced that the U.K. will become a “third country” once it has exited the EU, notwithstanding the U.K.’s stated intention to transpose all existing EU law into its domestic law.

Consequently, no assurance can be given as to the overall impact of the Brexit vote and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

Our business could be negatively impacted by changes in the United States political environment.

The 2016 presidential election in the United States has resulted in significant uncertainty with respect to, and has and could further result in changes in, legislation, regulation, and government policy at the federal level, as well as the state and local levels, and the 2018 congressional elections may result in further significant uncertainty and changes. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to existing telecommunications laws and regulations, trade agreements, immigration policy, import and export regulations, tariffs and customs duties, income tax regulations and the federal tax code, public company reporting requirements, and antitrust enforcement. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

Our subscriptions are subject to regulation, and future legislative or regulatory actions could adversely affect our business and expose us to liability in the U.S. and internationally.

Federal Regulation

Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, Federal Universal Service Fund (“USF”) contributions, Enhanced 911 (“E-911”), outage reporting, and other requirements. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.

Through RCLEC, we also provide competitive local exchange carrier services (“CLEC services”) which are regulated by the FCC as traditional telecommunications services. Our CLEC services depend on certain provisions of the Telecommunications Act of 1996 that require incumbent local exchange carriers (“ILECs”) to provide us facilities and services that are necessary to provide our services. Over the past several years, the FCC has reduced or eliminated a number of regulations governing ILECs’ wholesale offerings. If ILECs were no longer required by law to provide such services to us, or ceased to provide these services at reasonable rates, terms and conditions, our business could be adversely affected and our cost of providing CLEC services could increase. This could have a materially adverse impact on our results of operations and cash flows.

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

Our subscriptions are also subject to a number of other FCC regulations. Among others, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act (“CALEA”), which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•	requirements to provide E-911 to our customers;
•	contributions to the USF which requires that we pay a percentage of our interstate and international revenues to support certain federal programs;
•	payment of annual FCC regulatory fees based on our interstate and international revenues;
•	rules pertaining to access to our subscriptions by people with disabilities and contributions to the Telecommunications Relay Services fund;
•	rules regarding certain customer proprietary information, which require that we not use such information without customer approval, subject to certain exceptions;
•	rules requiring the reporting of certain services outages; and
•	rules requiring the monitoring of call quality and call completion rates to rural areas of the United States.

If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our service offerings, exit certain markets or raise the price of our subscriptions, any of which could ultimately harm our business and results of operations.

State Regulation

States currently do not regulate our Internet voice communications subscriptions, which are considered to be nomadic because they can be used from any broadband connection. However, a small number of states have ruled that non-nomadic Internet voice communications services may or do fall within the definition of “telecommunications services” and therefore those states assert that they have jurisdiction to regulate the service. No states currently require certification for nomadic Internet voice communications service providers. Even if a state does not require Internet voice communications service providers to be certified, a number of states require us to register as a Voice over Internet Protocol (“VoIP”) provider, contribute to state USF, contribute to E-911, and pay other surcharges and annual fees that fund various utility commission programs, while others are actively considering extending their public policy programs to include the subscriptions we provide. We pass USF, E-911 fees, and other surcharges through to our customers, which may result in our subscriptions becoming more expensive or require that we absorb these costs. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to Internet voice communications subscriptions like ours.

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

Both we and our CLEC subsidiary are also subject to state consumer protection laws, as well as U.S. state or municipal sales, use, excise, gross receipts, utility user and ad valorem taxes, fees, or surcharges.

International Regulation

As we expand internationally, we may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws, regulations, taxes, and fees in the foreign countries where we offer our subscriptions. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations. Internationally, we currently offer our subscriptions in Canada, the U.K., Australia, and several European countries. We also offer our Global Office solution, enabling our multinational customers in the U.S., U.K., Canada, and other locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, and other laws and regulations in additional countries as we continue to expand our Global Office solution internationally.

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

As a provider of electronic communications services in the U.K., we, through our subsidiary, are subject to regulation in the U.K. by the Office of Communications (“Ofcom”). Some of these regulatory obligations include providing access to emergency call services (“E999/112”) without charge; providing access to operator assistance, directories and directory enquiry services; offering contracts with minimum terms; providing and publishing certain information transparently; providing itemized billing; protecting customer information (including personal data); porting phone numbers upon a valid customer request; and implementing a code of practice. We are required to comply with laws and matters relating to, among other things, competition law, distance selling, telecommunications, e-commerce, and consumer protection. We must also comply with various reporting and recordkeeping requirements. The requirement to comply with such laws and any future legal or regulatory changes could adversely affect our business and expose us to liability.

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

We process, store, and use personal information and other data, which subjects us and our customers to a variety of evolving international statutes, governmental regulation, industry standards and self-regulatory schemes, contractual obligations, and other legal obligations related to privacy and data protection, which may increase our costs, decrease adoption and use of our products and subscriptions, and expose us to liability.

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

In preparation for the GDPR, we are taking necessary administrative, contractual, and other measures designed to achieve compliance with the GDPR, but we cannot guarantee that these measures will be sufficient or complete when the GDPR goes into effect in May 2018.  If we do not achieve compliance by May 2018, we may be at risk of the penalties described above.  However, the measures we are taking include providing adequate protection for personal data transferred from the European Economic Area (“EEA”) and Switzerland to the U.S. by virtue of our certification under the EU-US and Swiss-US Privacy Shield frameworks, agreed between the United States Department of Commerce, the European Commission, and the Swiss government, respectively.  Further, we also use other measures, including EU Standard Contractual Clauses (“Model Clauses”) data export agreements, for our transfers of EU personal data to other non-EEA countries, where necessary.

At present, the EU-US Privacy Shield framework and the use of Model Clauses to protect data exports between the EEA and U.S. are both subject to ongoing legal challenges. A case brought by an Irish digital rights group to have the EU-US Privacy Shield declared invalid by the Court of Justice of the EU was dismissed in December 2017, although that dismissal may be subject to a future appeal. A ruling in a similar legal challenge to the EU-US Privacy Shield, brought by a French digital rights group, is still pending. The Model Clauses are also the subject of court proceedings between the Irish Data Protection Commissioner and a private individual, and this case has been referred to the Court of Justice of the EU.

Any or all of these court proceedings may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient.  Additionally, it is possible that the EU-US Privacy Shield may need to be updated by the European Commission and Department of Commerce to take into account the GDPR. Should any of these prove to be the case, we will need to take any necessary and additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EEA to the U.S. and other non-EEA countries.  If we are unable to take such measures, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.

Following the Brexit vote, the U.K. government invoked Article 50 of the Treaty of Lisbon, thereby triggering the two-year negotiation period for exiting the EU. The U.K. will likely leave the EU on March 29, 2019 and transitional provisions may or may not be put in place to ease the process. While it is impossible to tell exactly how Brexit will impact the regulatory landscape at this point, it may ultimately impact our U.K. business. There is some uncertainty regarding the future of data protection legislation in the U.K. following Brexit.  The U.K. Government has recently introduced draft legislation intended to implement the GDPR in the U.K.  This would commit the U.K. to preserving EU standards of data protection in the U.K. on an ongoing basis after Brexit. For that reason, even after the U.K. has exited the EU, our applicable entities and operations likely will be bound to comply with the requirements of the GDPR.  Nevertheless, when the U.K. ceases to be a member state of the EU, it may no longer be possible to freely transfer personal data between the EU and the U.K.  As such, it may become necessary for us to implement additional data export solution, like the Model Clauses, to enable the continued flow of personal data between our U.K. operations and our EU customers and affiliates.  Implementing these solutions may take time and, if not achieved promptly before or immediately following Brexit, may result in disruption to our business and expose us to potential regulatory fines and civil claims.

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

The European Commission has also proposed new legislation to enhance privacy protections for users of communications services and to enhance protection for individuals against online tracking technologies.  The proposed legislation, the Regulation on Privacy and Electronic Communications (the “e-Privacy Regulation”), is currently undergoing legislative scrutiny, and the European Commission intends to achieve its adoption and implementation by May 25, 2018.  It is not yet clear if this timeline is achievable, but, when introduced, the e-Privacy Regulation is expected to impose greater potential liabilities upon communications service providers, including potential fines for the most serious of breaches of the greater of €20 million or 4% of worldwide annual turnover.  New rules introduced by the e-Privacy Regulation are likely to include enhanced consent requirements for communications service providers in order to use communications content and communications metadata to deliver value added services, and these may affect our future business growth in the EU.

As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU model. Canadian, anti-spam legislation (“CASL”) prescribes certain rules regarding the use of electronic messages for commercial purposes and imposes certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to CAD 10 million, and the Canadian Radio-television and Telecommunications Commission (the “CRTC”) has begun actively enforcing the law and penalization non-compliant organizations. Similarly, in Australia, the sending of commercial electronic messages without prior consent is prohibited under Australia’s Spam Act 2005 (Cth), as are various activities around the development, sale and use of software-harvested contact lists.  Violations of this legislation are subject to penalties of up to AUD 2.1 million for repeat infringers, and the regulator, the Australian Communications and Media Authority (ACMA), is active in monitoring market behavior and prosecuting infringements. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts, and industry standards may affect our ability to provide all the current features of our products and subscriptions and our customers’ ability to use our products and subscriptions, and could require us to modify the features and functionality of our products and subscriptions.

In 2015, Canada’s privacy legislation was amended to implement mandatory data breach notification requirements and fines of up to CAD 100,000 per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. Such obligations and restrictions, once in force, may limit our ability to collect, store, process, use, transmit, and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share, and disclose data with others through our products and subscriptions. The amendments will not become in force until such time as related regulations are implemented. Draft regulations to implement the mandatory data breach notification requirements were published for comment by the government of Canada in September 2017 and the comment period has now expired. No set date as yet has been established by the government of Canada regarding when the regulations will be final and approved, however, this date is not expected to be earlier than mid-2018. In June 2017, the government of Canada announced the suspension of the private right of action under CASL that was originally scheduled to come into force on July 1, 2017. During 2017, a committee of the Parliament of Canada completed a public process to review the scope, substance and enforcement of the CASL. Following the review, several recommendations were made to provide for further clarification of certain terms under CASL and for the government of Canada to reconsider implementing the private of action that was suspended earlier in 2017. No decision has yet been made by the government of Canada regarding any changes to CASL or the implementation of the private right of action. Compliance with, and other burdens imposed by, current obligations and restrictions as well as those occasioned by future changes could increase the cost of our operations.

Similarly, Australia’s Privacy Act 1988 (Cth) was amended in February 2018 to introduce mandatory data breach notification requirements providing that where personal information is lost or is subject to unauthorized access or disclosure, and that would be likely to lead to serious harm, then affected individuals and the Information Commissioner must be notified within 30 days. A failure to notify can result in an enforceable undertaking and penalties of up to AUD 2.1 million.

More generally, data privacy is an area of increasing public awareness and concern in Australia.  In 2014, the Privacy Act was amended to introduce the 13 Australian Privacy Principles that govern the collection, storage, use and disclosure of personal information, and set out restrictions about the use of personal information for direct marketing and disclosure of personal information of Australians overseas.  Under these principles, the acts of an overseas recipient of personal information are taken to be the acts of the party in Australia who disclosed the information. Non-compliance with these principles are subject to penalties of up to AUD 2.1 million.

Failure to comply with obligations and restrictions related to data privacy and security in any jurisdiction in which we operate could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm our business.

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

There are numerous federal and state laws governing the privacy and security of personal information. In particular, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We act as a “Business Associate” through our relationships with our customers and is thus directly subject to certain provisions of HIPAA.  In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship.

Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA, or with contractual obligations under any Business Associate agreement may lead to significant fines, civil and criminal penalties, or liabilities. The U.S. Department of Health and Human Services (“HHS”) audits the compliance of Business Associates and enforces HIPAA privacy and security standards.  HHS enforcement activity has become more significant over the last few years and HHS has signaled its intent to continue this trend. In addition to HHS, state attorneys general are authorized to bring civil actions seeking either injunctions or damages to the extent violation implicate the privacy of state residents.

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

The increasing growth and popularity of Internet voice communications heighten the risk that governments will regulate or impose new or increased fees or taxes on Internet voice communications services. To the extent that the use of our subscriptions continues to grow and our userbase continues to expand, regulators may be more likely to seek to regulate or impose new or additional taxes, surcharges or fees on our subscriptions. Similarly, advances in technology, such as improvements in locating the geographic origin of Internet voice communications, could cause our subscriptions to become subject to additional regulations, fees or taxes, or could require us to invest in or develop new technologies, which may be costly. Increased regulatory requirements, taxes, surcharges or fees on Internet voice communications services, which could be assessed by governments retroactively or prospectively, would substantially increase our costs, and, as a result, our business would suffer. In addition, the tax status of our subscriptions could subject us to conflicting taxation requirements and complexity with regard to the collection and remittance of applicable taxes. Any such additional taxes could harm our results of operations.

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

In Canada, the CRTC has imposed similar requirements related to the provision of E-911 services in all areas of Canada where the wireline incumbent carrier offers such 911 services. The CRTC also mandates certain customer notification requirements pursuant to which new customers are required to be notified of 911 service limitations and to consent to the same before their service with us commences and we are required to provide annual update notifications to our customers of the 911 limitations of our service.

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

We provide E-911/999/112 service in compliance with the Ofcom, the CRTC and the FCC’s rules, as applicable, to substantially all of our customers’ interconnected VoIP lines. In some circumstances, 911/999/112 calls may be routed to a national emergency call center that routes the call to the appropriate PSAP. In addition, certain of our Internet voice communications services that work with mobile devices and are accessed through Wi-Fi networks may not be able to complete 911/999/112 calls. The FCC is considering requiring providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. In Canada, the CRTC requires providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. The adoption of such a requirement in the U.S. could increase our costs and make our service more expensive, which could adversely affect our results of operations. In 2017, the CRTC mandated that all telecommunications service providers, including Internet voice communications providers, are to be in a position to support next generation Next Generation 911 (“NG9-1-1”) services by June 30, 2020 following changes to be made to the networks of incumbent telephone companies necessary to deliver the NG9-1-1 services. The implementation of the changes necessary to offer NG9-1-1 services may be costly and may make our service less competitive.

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

Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to tax legislation in several countries; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations, and financial condition. As such, we are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, including the recently enacted U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. We are currently evaluating the Tax Act. The full impact of the Tax Act on us cannot be predicted at this time and may change significantly as regulations, interpretations, and rulings relating to the Tax Act are issued and additional changes in U.S. federal and state tax laws may be made in the future. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

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

We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. Transferring numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our subscriptions must maintain both our subscription and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on third-party carriers to transfer these numbers, a process that we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires Internet voice communications providers, which are companies like us that provide subscriptions similar to traditional phone companies, including the ability to make calls to and receive calls from the public phone network, to comply with specified number porting timeframes when customers leave our subscription for the services of another provider. In Canada, the CRTC has imposed a similar number portability requirement on subscription providers like us. Similarly in the U.K., Ofcom requires providers of electronic communications services, like us, to provide number portability as soon as practicable and on reasonable terms. If we or our third-party carriers are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties, including, in the U.K., compensation payable to our customers. Additionally, in the U.S., both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

Our business could suffer if we cannot obtain or retain direct inward dialing numbers are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.

Our future success depends on our ability to procure large quantities of local and toll-free direct inward dialing numbers (“DIDs”) in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications carriers that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire DIDs for our operations would make our subscriptions less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud-based business communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs.

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

Our vendor-supplied phones have lead times of up to 10 to 13 weeks for delivery to our fulfillment agents and are built to forecasts that are necessarily imprecise. It is likely that from time to time we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our subscriptions could result in loss of customers or harm to our ability to attract new customers. Any reduction or interruption in the ability of our vendors to supply our customers with vendor-supplied phones could cause us to lose revenue, damage our customer relationships and harm our reputation in the marketplace. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We currently depend on three phone device suppliers and two fulfillment agents to configure and deliver the phones that we sell and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We rely on Cisco Systems, Inc., Polycom, Inc., and Yealink Network Technology Co., Ltd. to provide phones that we offer for sale to our customers that use our subscriptions, and we rely on Westcon and ABP Tech to configure and deliver the phones that we sell to our customers. Accordingly, we could be adversely affected if our suppliers or Westcon and ABP Tech fail to maintain competitive phones or configuration services, or fail to continue to make them available on attractive terms, or at all.

If Westcon and ABP Tech are unable to deliver phones of acceptable quality, or if there is a reduction or interruption in Westcon’s and ABP Tech’s ability to supply the phones in a timely manner, our ability to bring services to market, the reliability of our subscriptions and our relationships with customers or our overall reputation in the marketplace could suffer, which could cause us to lose revenue. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents.

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
•

changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber attack, changes in diplomatic or trade relationships, civil unrest in various parts of the world, acts of war, terrorist attacks, or other catastrophic events.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which superseded nearly all prior revenue recognition guidance effective as of January 1, 2018. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We adopted the new revenue guidance as of January 1, 2018, utilizing the full retrospective transition method. Under the new standard, we capitalize certain sales commission costs and in some cases recognize revenue earlier for subscription plans with free periods and products sold at discounts. The impact of adopting the new standard on our total revenues has not been material. However, the most significant impact of adopting the new standard primarily related to the deferral of sales commissions, which previously were expensed as incurred and to the incremental disclosure requirements. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, trade and other receivables, and deferred commissions.

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

Risks Related to Our Class A Common Stock, Our Convertible Senior Notes due 2023 and Our Charter Provisions

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 64% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

We may not have the ability to raise funds necessary to settle conversions of the convertible senior notes due 2023 in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of our 0% convertible senior notes due 2023 (the “Notes”) will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest, if any, as set forth in the indenture governing the Notes.  In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted, as set forth in the indenture governing the Notes. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted or at their maturity.

In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversions of Notes or at their maturity as required by the indenture governing the Notes would constitute a default under such indenture. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture governing the Notes could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness.

The capped call transactions in connection with the pricing of the Notes may affect the value of the Notes and our Class A common stock.

In connection with the pricing of the Notes, we entered into capped call transactions with the counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution as a result of conversion of the notes.

In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock concurrently with or shortly after the pricing of the Notes, including with certain investors in the Notes.

In addition, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions at any time prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions). This activity could also cause or prevent an increase or a decrease in the market price of our Class A common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or the shares of our Class A common stock.  In addition, we do not make any representation that these transactions will not be discontinued without notice.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information with respect to repurchases of our Class A common stock made during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased	Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2018	—	—	—	—
February 1 – February 28, 2018	—	—	—	—
March 1 – March 31, 2018	239,425	$62.65	—	—
Total	239,425		—
(1)	In connection with the offering of the Notes, we purchased 239,425 shares of our Class A common stock in privately negotiated transactions.
(2)	The price paid per share of $62.65 was equal to the closing price per share of our Class A common stock on March 1, 2018, the date of the pricing of the offering of the Notes.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
4.1	Indenture, dated March 5, 2018, between RingCentral, Inc. and U.S. Bank National Association.	Form 8-K	4.1	March 6, 2018

10.1	Form of 0% Convertible Senior Note due 2023 (included in Exhibit 4.1).	Form 8-K	10.1	March 6, 2018

10.2	Form of Capped Call Confirmation.	Form 8-K	10.2	March 6, 2018

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

RingCentral, Inc.

Date: May 9, 2018	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial and Accounting Officer)