Form 10-Q
period 2018-06-30
RingCentral Inc
filed 2018-08-07
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, there were 67,837,098 shares of Class A Common Stock issued and outstanding and 11,779,332 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$567,280	$181,192
Accounts receivable, net	67,015	46,690
Deferred sales commission costs	19,140	15,424
Prepaid expenses and other current assets	24,643	21,512
Total current assets	678,078	264,818
Property and equipment, net	55,076	43,298
Deferred sales commission costs, noncurrent	47,085	37,871
Goodwill	9,393	9,393
Acquired intangibles, net	21,128	1,462
Other assets	2,569	2,972
Total assets	$813,329	$359,814
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,366	$7,322
Accrued liabilities	76,382	54,977
Current portion of capital lease obligation	943	—
Deferred revenue	73,240	62,917
Total current liabilities	156,931	125,216
Convertible senior notes, net	356,788	—
Capital lease obligation	2,829	—
Other long-term liabilities	5,757	6,252
Total liabilities	522,305	131,468

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock	8	8
Additional paid-in capital	508,728	434,840
Accumulated other comprehensive income	2,795	2,998
Accumulated deficit	(220,507)	(209,500)
Total stockholders' equity	291,024	228,346
Total liabilities and stockholders' equity	$813,329	$359,814
* See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues
Software subscriptions	$145,959	$110,896	$282,919	$215,026
Other	14,873	9,023	28,256	17,127
Total revenues	160,832	119,919	311,175	232,153
Cost of revenues
Software subscriptions	26,716	21,795	51,242	42,058
Other	11,350	7,766	22,498	14,809
Total cost of revenues	38,066	29,561	73,740	56,867
Gross profit	122,766	90,358	237,435	175,286
Operating expenses
Research and development	24,814	18,617	47,465	35,704
Sales and marketing	79,023	56,361	150,943	110,626
General and administrative	23,583	18,007	45,032	33,812
Total operating expenses	127,420	92,985	243,440	180,142
Loss from operations	(4,654)	(2,627)	(6,005)	(4,856)
Other income (expense), net
Interest expense	(4,836)	(9)	(6,247)	(88)
Other income, net	1,338	578	1,411	700
Other income (expense), net	(3,498)	569	(4,836)	612
Loss before income taxes	(8,152)	(2,058)	(10,841)	(4,244)
Provision for income taxes	139	57	166	108
Net loss	$(8,291)	$(2,115)	$(11,007)	$(4,352)
Net loss per common share
Basic and diluted	$(0.10)	$(0.03)	$(0.14)	$(0.06)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	79,089	75,867	78,717	75,278
* See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net loss	$(8,291)	$(2,115)	$(11,007)	$(4,352)
Other comprehensive loss
Foreign currency translation adjustments	(425)	47	(203)	78
Comprehensive loss	$(8,716)	$(2,068)	$(11,210)	$(4,274)
* See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(11,007)	$(4,352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,476	7,842
Share-based compensation	30,864	19,562
Amortization of deferred sales commission costs	8,673	5,543
Amortization of debt discount and issuance costs	6,154	—
Foreign currency remeasurement (gain) loss	778	(463)
Provision for bad debt	1,137	1,003
Deferred income taxes	11	(12)
Other	210	113
Changes in assets and liabilities:
Accounts receivable	(21,462)	(4,711)
Deferred sales commission costs	(21,603)	(14,605)
Prepaid expenses and other current assets	(2,795)	(2,623)
Other assets	(626)	501
Accounts payable	(499)	(1,427)
Accrued liabilities	17,736	3,136
Deferred revenue	10,323	7,969
Other liabilities	(495)	(24)
Net cash provided by operating activities	28,875	17,452
Cash flows from investing activities
Purchases of property and equipment	(11,856)	(8,814)
Capitalized internal-use software	(5,367)	(3,488)
Cash paid for acquisition of intangible assets	(18,470)	—
Restricted investment	—	530
Net cash used in investing activities	(35,693)	(11,772)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	449,457	—
Payments for capped call transactions and costs	(49,910)	—
Repurchase of common stock	(15,000)	—
Proceeds from issuance of stock in connection with stock plans	11,729	17,449
Taxes paid related to net share settlement of equity awards	(2,986)	(1,118)
Repayment of debt	—	(14,840)
Repayment of capital lease obligations	(741)	(181)
Net cash provided by financing activities	392,549	1,310
Effect of exchange rate changes	357	(330)
Net increase in cash, cash equivalents and restricted cash	386,088	6,660
Cash, cash equivalents and restricted cash
Beginning of period	181,192	160,355
End of period	$567,280	$167,015
Supplemental disclosure of cash flow data
Cash paid for interest	$40	$116
Cash paid for income taxes, net of refunds	$239	$188
Non-cash investing and financing activities
Equipment acquired under capital lease	$4,513	$—
Contingent consideration not paid relating to asset acquisition	$3,848	$—
Equipment and capitalized internal-use software purchased and unpaid at period end	$1,075	$1,175
Issuance of common stock for achievement of Glip related matters	$—	$1,760
* See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

RingCentral, Inc. (the “Company”) is a provider of software-as-a-service (“SaaS”) solutions that enables businesses to communicate, collaborate and connect. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.

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

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), issued by the Financial Accounting Standards Board (“FASB”), as discussed in Note 2. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as “Topic 606” or the “new standard.”  All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been adjusted to comply with the new standard.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, allowance for doubtful accounts, deferred sales commission costs, goodwill, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results could differ from these estimates.

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

The Company determines revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognizes revenues as follows:

Software subscriptions revenue

Software subscriptions revenue is generated from the sale of subscriptions to the Company’s software applications and related services. These arrangements have contractual terms typically ranging from one month to five years, and include recurring fixed plan subscription fees and variable usage-based fees for usage in excess of plan limits.

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

Deferred sales commission costs

The Company capitalizes sales commission expenses and associated payroll taxes paid to internal sales personnel and resellers, who sell our solutions. The resellers are selling agents for the Company and earn sales commissions which are directly tied to the value of the contracts that the Company enters with the end-user customers. These sales commissions are incremental costs the Company incurs to obtain contracts with its end-user customers. The Company pays sales commissions on initial contracts and contracts for increased purchases with existing customers (expansion contracts). The Company does not pay sales commissions for contract renewals.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

These sales commission costs are deferred and then amortized over the expected period of benefit, which is estimated to be five years. The Company has determined the period of benefit taking into consideration the expected subscription term and expected renewal periods of its customer contracts, the duration of its relationships with its customers considering historical and expected customer retention, technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statement of operations.

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Primary geographical markets
North America	96.0%	97.1%	96.0%	97.2%
Others	4.0	2.9	4.0	2.8
Total revenues	100.0%	100.0%	100.0%	100.0%

The Company derived approximately 87.7% and 86.9% of subscription revenues from RingCentral Office product for the three and six months ended June 30, 2018, respectively. Subscription revenues from RingCentral Office product were 83.2% and 83.1% for the three and six months ended June 30, 2017, respectively.

Deferred revenue

During the three and six months ended June 30, 2018, the Company recognized revenue of $14.1 million and $47.8 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period.

Remaining performance obligations

The typical subscription term ranges from one month to five years. Contract revenue as of June 30, 2018 that has not yet been recognized was $495 million. This excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue of $303 million over the next 12 months and $192 million thereafter.

Share-Based Compensation

Share-based compensation expense resulting from options, restricted stock units (“RSUs”), performance-based awards, and employee stock purchase plan (“ESPP”) rights granted is measured as the grant date fair value of the award and is recognized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period. The Company estimates the fair value of stock options, ESPP rights, and performance-based awards using the Black-Scholes-Merton option-pricing model. The Company estimates the fair value of RSUs as the closing market value of its Class A Common Stock on the grant date.  For awards with performance-based and service-based conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions. The effect of a change in the estimated number of performance-based awards expected to be earned is recognized in the period those estimates are revised. Compensation expense for stock options and RSUs granted to non-employees is revalued, or marked to market, as of each reporting date until the stock options and RSUs are vested.  Compensation expense is recognized net of estimated forfeiture activity, which is based on historical forfeiture rates.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. Both capital and operating leases will need to be recognized on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The standard must be adopted using a modified retrospective approach for all leases that existed or are entered into after the beginning of the earliest comparative period in the financial statements. The Company will adopt the standard in the first quarter of 2019. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. The Company expects the impact of adoption of the new standard on the

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Company’s consolidated statements of operations not to be material. The Company anticipates the most significant impact of adopting the new standard will primarily be the establishment of a right-of-use asset and a corresponding lease liability in its consolidated balance sheets.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include and simplify financial reporting for share-based payments issued to nonemployees. This amendment is applicable to all public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of implementing this amendment on its financial statements or disclosures.

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table reflects the effect of adoption of Topic 606 on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted	As Reported	Adoption of Topic 606	As Adjusted
Revenues
Software subscriptions	$110,413	$483	$110,896	$214,100	$926	$215,026
Other	9,023	—	9,023	17,127	—	17,127
Total revenues	119,436	483	119,919	231,227	926	232,153
Gross profit	89,875	483	90,358	174,360	926	175,286
Operating expenses
Sales and marketing	60,794	(4,433)	56,361	119,688	(9,062)	110,626
Operating loss	(7,543)	4,916	(2,627)	(14,844)	9,988	(4,856)
Net loss	$(7,031)	$4,916	$(2,115)	$(14,340)	$9,988	$(4,352)
Basic and diluted Net loss per Common Share	$(0.09)	$0.06	$(0.03)	$(0.19)	$0.13	$(0.06)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	75,867	—	75,867	75,278	—	75,278

The following table reflects the effect of adoption of Topic 606 on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2017 (in thousands):

	Six Months Ended June 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted
Cash flows from operating activities
Net loss	$(14,340)	$9,988	$(4,352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred sales commission costs	—	5,543	5,543
Changes in operating assets and liabilities:
Accounts receivable	(4,024)	(687)	(4,711)
Deferred sales commission costs	—	(14,605)	(14,605)
Deferred revenue	8,208	(239)	7,969
Net cash provided by operating activities	17,452	—	17,452

Note 3. Other Revenue and Cost of Revenue

Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services. For the three and six months ended June 30, 2018 and 2017, the majority of other revenues consisted of product revenues from sales of phones.  Product revenues were $8.8 million and $6.1 million for the three months ended June 30, 2018 and 2017, respectively, and $16.8 million and $12.2 million for the six months ended June 30, 2018 and 2017, respectively. Product cost of revenues were $7.2 million and $6.1 million for the three months ended June 30, 2018 and 2017, respectively, and $14.3 million and $12.0 million for the six months ended June 30, 2018 and 2017, respectively.

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Cash	$54,372	$70,893
Money market funds	512,908	110,299
Total cash and cash equivalents	$567,280	$181,192

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has an immaterial restricted cash balance as of June 30, 2018 and December 31, 2017, included in the cash balance above.

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
		*As Adjusted
Accounts receivable	$63,854	$42,243
Unbilled accounts receivable	4,676	5,159
Allowance for doubtful accounts	(1,515)	(712)
Accounts receivable, net	$67,015	$46,690

*    See Note 2 for a summary of adjustments.

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid expenses	$14,344	$13,690
Inventory	251	198
Other current assets	10,048	7,624
Total prepaid expenses and other current assets	$24,643	$21,512

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Computer hardware and software	$86,811	$74,555
Internal-use software development costs	23,651	18,217
Furniture and fixtures	5,499	6,293
Leasehold improvements	6,061	4,311
Total property and equipment	122,022	103,376
Less: accumulated depreciation and amortization	(66,946)	(60,078)
Property and equipment, net	$55,076	$43,298

Depreciation and amortization expense was $4.7 million and $9.1 million for the three and six months ended June 30, 2018, respectively, and was $3.8 million and $7.3 million for the three and six months ended June 30, 2017, respectively.

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued compensation and benefits	$17,397	$18,578
Accrued sales, use and telecom related taxes	16,092	11,828
Accrued marketing	12,049	7,020
Other accrued expenses	30,844	17,551
Total accrued liabilities	$76,382	$54,977

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values of intangible assets are as follows (in thousands):

		June 30, 2018			December 31, 2017
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 to 5 years	$22,822	$2,855	$19,967	$840	$840	$-
Developed technology	5 years	3,010	1,849	1,161	3,010	1,548	1,462
Total acquired intangible assets		$25,832	$4,704	$21,128	$3,850	$2,388	$1,462

During the six months ended June 30, 2018, the Company acquired $22.0 million of customer relationships. See Note 6.

Amortization expense from acquired intangible assets for the three months ended June 30, 2018 and 2017 was $1.2 million and $0.2 million, respectively, and was $2.3 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the condensed consolidated statements of operations.  At June 30, 2018, the weighted average amortization period for customer relationships and developed technology was approximately 4.5 years and 1.9 years, respectively.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2018 (remaining)	$2,500
2019	4,998
2020	4,654
2021	4,396
2022 onwards	4,580
Total estimated amortization expense	$21,128

Deferred Sales Commission Costs

Deferred sales commission costs, which relate to sales commission costs capitalized for incremental cost of obtaining customer contracts, were $66.2 million and $53.3 million as of June 30, 2018 and December 31, 2017, respectively. Amortization expense for the deferred sales commission costs for the three months ended June 30, 2018 and 2017 were $4.7 million and $2.9 million, respectively, and was $8.7 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
Level 2:

Other inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3:

Unobservable inputs that are supported by little or no market activity and that are based on management’s assumptions, including fair value measurements determined by using pricing models, discounted cash flow methodologies or similar techniques.

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$512,908	$512,908	$—	$—

	Balance at
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$110,299	$110,299	$—	$—

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

As of June 30, 2018, the fair value of the 0% convertible senior notes due 2023 (the “Notes”) (described in Note 7 below) was approximately $492.2 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

Note 6. Customer Base Acquisition

On January 16, 2018, the Company acquired from AT&T, Inc. (“AT&T”) the existing customer base of the RingCentral Office@Hand solution, which was previously sold by AT&T, for a total purchase consideration of up to $26.0 million. The purchase price consisted of a $20.0 million cash payment upon closing of the transaction and up to $6.0 million in earn-out payments based on achievement of certain milestones. The transition of the customer base is expected to be completed over a period of one year from the close of the transaction. The Company has entered into a Transition Services Agreement (“TSA”) for a period of one year for the transition of these customers.

The total purchase consideration was estimated to be approximately $24.0 million upon the close of the transaction, consisting of $20.2 million cash payments, including transaction costs, and $3.8 million earn-out consideration. The transaction is accounted for as an asset acquisition.

The value of the total consideration was allocated between the customer relationship intangible asset and the TSA services based on their relative fair value. As of June 30, 2018, the amount allocated to the customer relationship intangible asset was approximately $22.0 million and will be amortized over the expected useful life of five years. The value allocated to the TSA was approximately $2.0 million and will be amortized over a period of one year which is the period in which customers will be transitioned.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

During the three and six months ended June 30, 2018, the conditions allowing holders of the Notes to convert were not met.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In accounting for the transaction costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were $8.2 million were recorded as additional debt discount to be amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the liability component of the Notes was as follows (in thousands):

June 30,
2018
Principal	$460,000
Unamortized discount	(95,385)
Unamortized issuance cost	(7,827)
Net carrying amount	$356,788

The net carrying amount of the equity component of the Notes was as follows (in thousands):

Proceeds allocated to the conversion option (debt discount)	$101,141
Issuance cost	(2,318)
Net carrying amount	$98,823

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$-	$-	$-	$-
Amortization of debt discount	4,474	-	5,756	-
Amortization of debt issuance costs	310	-	398	-
Total interest expense related to the Notes	$4,784	$-	$6,154	$-

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Sales Tax Liability

The Company regularly increases its sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in-state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of June 30, 2018 and December 31, 2017, the Company recorded a long-term sales tax liability of $1.9 million and $2.6 million, respectively, which is included in other long-term liabilities, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

The Company recorded a current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $11.0 million and $9.0 million as of June 30, 2018 and December 31, 2017, respectively, which is included in accrued liabilities in the condensed consolidated balance sheet.

Legal Matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

Note 9. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenues	$1,301	$1,038	$2,311	$1,795
Research and development	3,906	2,342	7,000	4,201
Sales and marketing	7,189	3,926	12,230	7,451
General and administrative	5,201	3,321	9,323	6,115
Total share-based compensation expense	$17,597	$10,627	$30,864	$19,562

A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options	$836	$1,953	$1,964	$4,143
Employee stock purchase plan rights	747	518	1,482	979
Restricted stock units	16,014	8,156	27,418	14,440
Total share-based compensation expense	$17,597	$10,627	$30,864	$19,562

Equity Incentive Plans

As of June 30, 2018, a total of 13,198,712 shares remained available for grant under the 2013 Equity Incentive Plan (“2013 Plan”). A summary of option activity under all of the Company’s equity incentive plans at June 30, 2018 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2017	5,286	$10.30	4.2	$201,480
Granted	—	—
Exercised	(685)	8.83
Canceled/Forfeited	(7)	23.97
Outstanding at June 30, 2018	4,594	$10.50	3.8	$275,079
Vested and expected to vest as of June, 2018	4,560	$10.45	3.8	$273,126
Exercisable as of June 30, 2018	4,190	$9.92	3.7	$253,154

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

No options were granted for the three and six months ended June 30, 2018. The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average grant date fair value per share	$—	$10.94	$—	$9.08
Total intrinsic value of options exercised	$19,259	$17,815	$39,221	$23,263

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield.  The weighted-average assumptions used in the option pricing model in the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected term for employees (in years)	—	4.4	—	4.4
Expected term for non-employees (in years)	3.0	5.0	3.3	5.1
Risk-free interest rate	2.6%	1.7%	2.5%	1.8%
Expected volatility	41.9%	43.1%	41.8%	43.7%
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2018, there was approximately $2.4 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 1.0 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discounted price, through payroll deductions of up to the lesser of 15% of their eligible compensation or the IRS allowable limit per calendar year. A participant may purchase a maximum of 3,000 shares during an offering period. The offering periods are for a period of six months and generally start on the first trading day on or after May 13th and November 13th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 90% of the fair value of the Company’s Class A common stock at the beginning of the six month offering period and (ii) 90% of the fair value of the Company’s Class A common stock at the end of the six month offering period.

As of June 30, 2018, there was a total of $1.1 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years. At June 30, 2018, a total of 3,370,444 shares were available for issuance under the ESPP.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants.  RSUs issued under the 2013 Plan generally vest over four years.  A summary of activity of RSUs under the 2013 Plan at June 30, 2018 and changes during the period then ended is presented in the following table:

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Number of	Weighted-
	RSUs	Average	Aggregate
	Outstanding	Grant Date Fair	Intrinsic Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2017	4,281	$25.51	$207,197
Granted	1,375	64.05
Released	(1,002)	27.36
Canceled/Forfeited	(270)	33.36
Outstanding at June 30, 2018	4,384	$36.69	$308,403

As of June 30, 2018, there was a total of $118.1 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.7 years.

Bonus Plan

In December 2017, the Board adopted the Selective 2018 Key Employee Equity Bonus Plan (“KEEB Plan”), which became effective on January 1, 2018. The KEEB Plan allows the recipients to earn fully vested shares of the Company’s common stock upon the achievement of quarterly service and performance conditions. During the quarter ended June 30, 2018, 43,264 RSUs were issued under the KEEB Plan. The Company recognized an estimated $2.4 million and $3.9 million of expense on a straight-line basis during the three and six months ended June 30, 2018, respectively, based on a total requisite service period of approximately 0.4 years.

The unrecognized share-based compensation expense was approximately $0.9 million, which will be recognized over the remaining service period of 0.1 year. The shares issued under this plan will be issued from the Company’s 2013 Plan shares available for issuance.

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

Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenues were derived from the U.S. for each of the three and six months ended June 30, 2018, and 2017.

Generally, over 72% of the Company’s total billings are collected through credit card payments.  The Company’s accounts receivable balance of $67.0 million as of June 30, 2018 primarily consists of receivables due from larger customers and carriers who are billed on invoices at customary payment terms.  As the Company moves up-market and acquires larger customers, the Company expects the accounts receivable balance to increase.  At June 30, 2018 and December 31, 2017, one of the Company’s carriers accounted for 19% and 17% of the Company’s total accounts receivable, respectively.

Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At June 30, 2018 and December 31, 2017, more than 90% and 85% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. with no single country outside of the U. S. representing more than 10% of the Company’s consolidated long-lived assets.

Note 11. Income Taxes

The provision for income taxes for the three months ended June 30, 2018 and 2017, was $139,000 and $57,000, respectively, and was $166,000 and $108,000 for the six months ended June 30, 2018 and 2017, respectively, consisted primarily of state minimum taxes and foreign income taxes. For the three and six months ended June 30, 2018 and 2017, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable.  Additionally, the Company realized no benefit for current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2018 and December 31, 2017. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and six months ended June 30, 2018, there have been no significant changes to the total amount of unrecognized tax benefits.

Note 12. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, and ESPP, to the extent dilutive. For the three and six months ended June 30, 2018 and 2017, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Numerator
Net loss	$(8,291)	$(2,115)	$(11,007)	$(4,352)
Denominator
Weighted-average common shares for basic and diluted net loss per share	79,089	75,867	78,717	75,278
Basic and diluted net loss per share	$(0.10)	$(0.03)	$(0.14)	$(0.06)

*    See Note 2 for a summary of adjustments.

The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Shares of common stock issuable under equity incentive awards outstanding	9,478	11,312	9,403	11,447
Potential common shares excluded from diluted net loss per share	9,478	11,312	9,403	11,447

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Related Party Transactions

In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at June 30, 2018 and December 31, 2017 were $1.9 million and $1.1 million, respectively. Total expenses incurred from Google Inc. were $4.4 million and $9.5 million in the three and six months ended June 30, 2018, respectively, and $3.1 million and $7.1 million for the three and six months ended June 30, 2017, respectively.

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

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card or through commercial invoices with customary payment terms. We expect to bill more customers through commercial invoices, thus our level of accounts receivable may increase. As we increase our number of large customers, our level of prepayments from customers with annual or multi-year contracts may increase and, accordingly, our level of deferred revenue may increase. For each of the three and six months ended June 30, 2018 and 2017, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.

We make significant upfront investments to acquire customers. Until 2010, we acquired most of our customer subscriptions through direct transactions on our website driven by online marketing channels. Beginning in 2010, in connection with our introduction of RingCentral Office, we established a direct inside sales force. Since then, we have continued investing in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of resellers who sell our solutions, including regional and global master agents such as Intelysis Communications, Inc. (acquired by ScanSource, Inc.), Ingram Micro Inc. (acquired by HNA Group), Sandler Partners and AVANT, Inc.; and national partners such as CDW Corporation, Carousel Industries, and SHI International Corp. We also sell our solutions through carriers including TELUS Communications Company (“TELUS”) and BT Group plc (“BT”), We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. As of June 30, 2018, we had customers from a range of industries, including financial services, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the three and six months ended June 30, 2018 and 2017, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.

In January 2018, we closed a transaction with AT&T, Inc. (“AT&T”) to allow us to transition the existing customer base for RingCentral Office@Hand solution sold by AT&T directly to us and AT&T is no longer selling new subscriptions for our solution. We are in the process of transitioning these AT&T customers to RingCentral. The transition of this customer base is expected to be completed by January 2019.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $503.6 million and $380.4 million in the years ended December 31, 2017 and 2016, respectively, generating year-over-year increase of 32%. For the six months ended June 30, 2018 and 2017, our total revenues were $311.2 million and $232.2 million, respectively, representing year-over-year increase of 34.0%. We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $4.2 million and $16.2 million in the years ended December 31, 2017 and 2016, respectively. Our net loss was $11.0 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated software subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges contracted at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2018 was $52.5 million. As such, our ARR at June 30, 2018 was $629.6 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at June 30, 2018 was $548.0 million.

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

Our key business metrics for the five quarterly periods ended June 30, 2018 were as follows (dollars in millions):

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$629.6	$589.0	$546.4	$513.7	$478.0
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$548.0	$509.2	$466.2	$433.7	$398.9

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues
Software subscriptions	$145,959	$110,896	$282,919	$215,026
Other	14,873	9,023	28,256	17,127
Total revenues	160,832	119,919	311,175	232,153
Cost of revenues
Software subscriptions	26,716	21,795	51,242	42,058
Other	11,350	7,766	22,498	14,809
Total cost of revenues	38,066	29,561	73,740	56,867
Gross profit	122,766	90,358	237,435	175,286
Operating expenses
Research and development	24,814	18,617	47,465	35,704
Sales and marketing	79,023	56,361	150,943	110,626
General and administrative	23,583	18,007	45,032	33,812
Total operating expenses	127,420	92,985	243,440	180,142
Loss from operations	(4,654)	(2,627)	(6,005)	(4,856)
Other income (expense), net
Interest expense	(4,836)	(9)	(6,247)	(88)
Other income, net	1,338	578	1,411	700
Other income (expense), net	(3,498)	569	(4,836)	612
Loss before income taxes	(8,152)	(2,058)	(10,841)	(4,244)
Provision for income taxes	139	57	166	108
Net loss	$(8,291)	$(2,115)	$(11,007)	$(4,352)

Percentage of Total Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues
Software subscriptions	91%	92%	91%	93%
Other	9	8	9	7
Total revenues	100	100	100	100
Cost of revenues
Software subscriptions	17	18	17	18
Other	7	7	7	6
Total cost of revenues	24	25	24	24
Gross profit	76	75	76	76
Operating expenses
Research and development	15	16	15	15
Sales and marketing	49	46	49	48
General and administrative	15	15	14	15
Total operating expenses	79	77	78	78
Loss from operations	(3)	(2)	(2)	(2)
Other income (expense), net
Interest expense	(3)	—	(2)	—
Other income, net	1	—	—	—
Other income (expense), net	(2)	—	(2)	—
Loss before income taxes	(5)	(2)	(4)	(2)
Provision for income taxes	—	—	—	—
Net loss	(5)%	(2)%	(4)%	(2)%

Comparison of the three and six months ended June 30, 2018 and 2017

Revenues

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
		*As Adjusted				*As Adjusted
Revenues
Software subscriptions	$145,959	$110,896	$35,063	32%	$282,919	$215,026	$67,893	32%
Other	14,873	9,023	5,850	65%	28,256	17,127	11,129	65%
Total revenues	$160,832	$119,919	$40,913	34%	$311,175	$232,153	$79,022	34%
Percentage of revenues
Software subscriptions	91%	92%			91%	93%
Other	9	8			9	7
Total	100%	100%			100%	100%

Software subscriptions revenue.  Software subscriptions revenue increased by $35.1 million, or 32%, and $67.9 million, or 32%, for the three and six months ended June 30, 2018, respectively, as compared to the respective periods of the prior year primarily due to the acquisition of new customers and upsells of additional offerings to our existing customer base. Our revenue growth during the three and six months ended June 30, 2018, was also driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market, and sales through our channel partners. In addition, our software subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three and six months ended June 30, 2018 as compared to the respective periods of the prior year, which generally carry a higher monthly subscription rate versus our other product offerings.

While the acquisition of new customers and upsells of additional offerings to our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers purchased a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varies significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures increasing by 40% and 36% for the three and six months ended June 30, 2018, respectively, as compared to the respective periods of the prior year, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our products.

Our core subscription revenues, excluding subscription revenue from AT&T, was $134.2 million and $98.0 million for the three months ended June 30, 2018 and 2017, respectively, or a 37% increase. Core subscription revenues, excluding subscription revenue from AT&T for the six months ended June 30, 2018 and 2017, was $258.8 million and $189.2 million, respectively, or a 37% increase. Since new subscriptions for the RingCentral Office@Hand solution sold by AT&T have declined throughout 2017 to an immaterial level, we believe this core subscription revenues information provides a useful indicator of our business performance.

Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals and professional services.

Other revenues increased by $5.8 million, or 65%, and $11.1 million, or 65%, for the three and six months ended June 30, 2018, respectively, as compared to the respective periods of the prior year primarily due to the increase in product sales and professional services revenue.

Total revenues.  Total revenues were $160.8 million for the second quarter of 2018, up from $119.9 million in the second quarter of 2017. Total revenue for the six months ended June 30, 2018 were $311.2 million, up from $232.2 million in the corresponding period of the prior year, or 34% growth for both the three and six months periods.

Cost of Revenues and Gross Margin

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenues
Software subscriptions	$26,716	$21,795	$4,921	23%	$51,242	$42,058	$9,184	22%
Other	11,350	7,766	3,584	46%	22,498	14,809	7,689	52%
Total cost of revenues	$38,066	$29,561	$8,505	29%	$73,740	$56,867	$16,873	30%
Gross margins		*As Adjusted				*As Adjusted
Software subscriptions	82%	80%			82%	80%
Other	24%	14%			20%	14%
Gross margin %	76%	75%			76%	76%

Cost of software subscriptions revenues. Cost of software subscriptions revenues increased by $4.9 million, or 23%, for the three months ended June 30, 2018 as compared to the respective period of the prior year. Primary drivers of the increase were increases in third-party costs to support our products of $2.0 million, headcount and personnel related costs of $1.5 million, and overhead costs to support our products of $0.6 million.

Cost of software subscriptions revenues increased by $9.2 million, or 22%, for the six months ended June 30, 2018 as compared to the respective period of the prior year. Primary drivers of the increase were increases in third-party costs to support our products of $3.9 million, headcount and personnel related costs of $2.7 million, and overhead costs to support our products of $1.6 million.

The increase in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.

Cost of other revenues. Cost of other revenues increased by $3.6 million, or 46%, for the three months ended June 30, 2018 as compared to the respective period of the prior year. This was primarily due to the increase in the cost of product sales of $1.6 million, personnel costs of $1.1 million, and professional services of $0.6 million. The increase in the cost of professional services was due to an increase in revenues for implementation services.

Cost of other revenues increased by $7.7 million, or 52%, for the six months ended June 30, 2018 as compared to the respective period of the prior year. This was primarily due to the increase in the cost of product sales of $3.7 million, personnel costs of $2.0 million, and professional services of $1.5 million. The increase in the cost of professional services was due to an increase in revenues for implementation services.

Gross margin.  Our gross margin was 76% and 75% for the three months ended June 30, 2018 and 2017, respectively, and was 76% for both the six months ended June 30, 2018 and 2017. We expect gross margin to remain fairly consistent in the future.

Software subscription revenues gross margin improved to 82% from 80% in both the three and six months ended June 30, 2018, as compared to the respective periods in the prior year, primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses. We expect our software subscription revenues gross margin to remain relatively consistent.

The gross margin for other revenues improved to 24% from 14%, and to 20% from 14%, in the three and six months ended June 30, 2018, respectively, compared to the respective periods in the prior year. The increase in gross margin for other revenues was primarily due to improved procurement savings for phones.

Research and Development

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$24,814	$18,617	$6,197	33%	$47,465	$35,704	$11,761	33%
Percentage of total revenues	15%	16%			15%	15%

Research and development expenses increased by $6.2 million, or 33%, for the three months ended June 30, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $4.7 million, overhead costs to support our research and development efforts of $1.0 million, and professional fees of $0.3 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $1.6 million.

Research and development expenses increased by $11.8 million, or 33%, for the six months ended June 30, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $9.3 million, overhead costs to support our research and development efforts of $1.7 million, and professional fees of $0.5 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $2.8 million.

The increases for the three and six months ended June 30, 2018 in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our cloud-based and mobile applications.  We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.

Sales and Marketing

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
		*As Adjusted				*As Adjusted
Sales and marketing	$79,023	$56,361	$22,662	40%	$150,943	$110,626	$40,317	36%
Percentage of total revenues	49%	46%			49%	48%

Sales and marketing expenses increased by $22.7 million, or 40%, for the three months ended June 30, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $12.5 million, advertising and marketing costs of $6.2 million, overhead costs to support our marketing efforts of $2.0 million, and amortization of deferred sales commission costs of $1.7 million. The increase in personnel cost was primarily due to headcount growth and higher share-based compensation expense of $3.3 million.

Sales and marketing expenses increased by $40.3 million, or 36%, for the six months ended June 30, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $21.8 million, advertising and marketing costs of

$9.5 million, overhead costs to support our marketing efforts of $4.3 million, amortization of deferred sales commission costs of $3.1 million, professional fees of $1.0 million, and travel costs of $0.7 million. The increase in personnel cost was primarily due to headcount growth and higher share-based compensation expense of $4.8 million.

The increases for the three and six months ended June 30, 2018 in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new customers with a focus on larger customers and establish brand recognition to achieve greater penetration into the North American and European markets. Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, Europe, and other markets.

General and Administrative

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$23,583	$18,007	$5,576	31%	$45,032	$33,812	$11,220	33%
Percentage of total revenues	15%	15%			14%	15%

General and administrative expenses increased by $5.6 million, or 31%, for the three months ended June 30, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $4.7 million, overhead costs of $0.7 million, and legal and professional fees of $0.2 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $1.9 million.

General and administrative expenses increased by $11.2 million, or 33%, for the six months ended June 30, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $8.3 million, overhead costs of $1.4 million, and legal and professional fees of $1.3 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $3.2 million.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth.

Other Income (Expense), net

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$(4,836)	$(9)	$(4,827)	Nm	$(6,247)	$(88)	$(6,159)	Nm
Other income, net	1,338	578	760	(131)%	1,411	700	711	(102)%
Other income (expense), net	$(3,498)	$569	$(4,067)	Nm	$(4,836)	$612	$(5,448)	Nm

Nm – Not meaningful

Other income (expense), net decreased by $4.1 million for the three months ended June 30, 2018 as compared to the respective period of the prior year, and by $5.4 million for the six months ended June 30, 2018, primarily due to an increase in interest expense resulting from the amortization of debt discount and issuance costs of our Notes. This was offset by an increase in interest income on the proceeds from the issuance of our Notes and foreign currency losses.

Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, we had $567.3 million and $181.2 million, respectively, of cash and cash equivalents. Since our initial public offering in 2013 and our follow-on offering in early 2014, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of convertible notes. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Generally, over 72% of our total billings are collected through credit card payments received at the beginning of each subscription period, which is monthly for the majority of our customers.  As we continue to move up market, the number and size of customers with annual or multi-year contracts is increasing and those who opt for annual invoicing is also increasing.  For these customers, we generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Therefore, a source of our cash provided by operating activities is our deferred revenue, which is included within our condensed consolidated balance sheet as a liability.  Deferred revenue consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue ratably over the term of agreement. As of June 30, 2018 and December 31, 2017, we had deferred revenue of $73.2 million and $62.9 million, respectively.

In March 2018, we issued $460.0 million aggregate principal of 0% convertible senior notes due 2023 (the “Notes”) in a private placement. As of June 30, 2018, the carrying value of our debt totaled $356.8 million relating to the Notes. The Notes contain customary financial covenants. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in compliance with all covenants under the Notes as of June 30, 2018.

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash provided by operating activities	$28,875	$17,452
Net cash used in investing activities	(35,693)	(11,772)
Net cash provided by financing activities	392,549	1,310
Effect of exchange rate changes on cash and cash equivalents	357	(330)
Net increase in cash and cash equivalents	$386,088	$6,660

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

Net cash provided by operating activities was $28.9 million for the six months ended June 30, 2018. Net cash provided by operating activities resulted from net loss of $11.0 million adjusted for non-cash items of $59.3 million, primarily consisting of $30.9 million of share-based compensation, $11.5 million of depreciation and amortization, $8.7 million of amortization of deferred sales commission costs, $6.2 million of amortization of debt discount and issuance costs, and $1.1 million of bad debt expense, offset by use of cash for working capital of $19.4 million, which was primarily driven by deferred sales commission costs of $21.6 million and the timing cash receipts and prepayments from customers and carriers and the timing of cash payments to vendors.

Net cash provided by operating activities for the six months ended June 30, 2018 increased by $11.4 million as compared to the respective period of the prior year. This increase was due to an increase in non-cash adjustments of $25.7 million, primarily due to higher share-based compensation and amortization of debt discount. This increase was partially offset by an increase in net loss of $6.7 million and higher cash used for working capital of $7.6 million, which was due to timing of cash payments to vendors and receipt and prepayments from customers and carriers.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures, including costs incurred related to internal-use software, that are necessary to support our increasing customer base and headcount levels in all functions of our business, and the acquisition of the existing customer base of RingCentral Office@Hand solution from AT&T for $18.5 million. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used was in investing activities for the six months ended June 30, 2018, was $35.7 million compare to $11.8 million in the respective period last year, or $23.9 million higher. The increase was primarily due to $18.5 million paid for the acquisition of the existing customer base for the RingCentral Office@Hand solution from AT&T, and $3.0 million in purchases of property and equipment mainly to support our business growth.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and issuance of the Notes.

Net cash provided by financing activities was approximately $392.5 million for the six months ended June 30, 2018, primarily driven by $449.5 million in proceeds from the issuance of the Notes, net of issuance costs, and $11.7 million in proceeds from the issuance of shares in connection with our stock plans; partially offset by payments of capped call transactions and costs of $49.9 million and repurchase of common stock of $15.0 million.

Net cash provided by financing activities for the six months ended June 30, 2018 increased by $391.2 million as compared to the respective period of the prior year primarily due to the proceeds from the issuance of the Notes, net of issuance costs of $449.5 million partially offset by payments of capped call transactions and costs in connection with the issuance of the Notes of $49.9 million, repurchase of common stock of $15.0 million, and a decrease of $5.7 million in proceeds from the issuance of shares in connection with our stock plans. The increase was also driven by prior year’s use of $14.8 million of cash for the repayment of debt.

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

Contingencies

There has been and may be in the future, substantial litigation in the areas in which we operate regarding intellectual property rights, including third parties claiming patent infringement. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a significant impact on our results of operations, financial position, and cash flows.

Off-balance Sheet Arrangements

During the six months ended June 30, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

Our functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, therefore, our net revenue is not currently subject to significant foreign currency risk. As part of our international expansion, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian dollars and Australian dollars and expect to add additional currencies in the future. However, this impact has not been significant in the first half of 2018. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, the United Kingdom., Switzerland, the Netherlands, China, Ireland, Singapore, Australia, Italy, Japan, Spain, Brazil, and Hong Kong. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments.   For the three and six months ended June 30, 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $1.6 million and $2.5 million, respectively, on our condensed consolidated financial statements.

Interest Rate Sensitivity

As of June 30, 2018, we had cash and cash equivalents of $567.3 million that were primarily in cash or money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended June 30, 2018, the effect of a hypothetical 10% increase or decrease in overall interest rates would not materially impact our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest dates.

In March 2018, we issued $460 million aggregate principal amount of 0.0% convertible senior notes due 2023. The Notes have zero percent fixed annual interest rates and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of June 30, 2018, we did not have any accrued liabilities recorded for such loss contingencies.

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

On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding us as a named defendant and alleging that we and other defendants violated the TCPA and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others.  Hurley alternatively alleges that we are vicariously liable for the actions of its co-defendants.  Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims.  We were served with the second amended complaint on January 4, 2018. On March 23, 2018, we filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and we filed our reply brief on April 13, 2018. The motion is currently pending before the court. It is too early to predict the outcome of this lawsuit. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

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

We have incurred substantial net losses since our inception, including net losses of $8.3 million and $11.0 million for the three and six months ended June 30, 2018, respectively, and $4.2 million for the year ended December 31, 2017, and had an accumulated deficit of $220.5 million as of June 30, 2018. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.

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

Our rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.

We have grown rapidly since 2009, when we introduced RingCentral Office, our current flagship product. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenues from existing customers as they add users and, in the future, purchase additional functionalities and premium editions;
•	successfully expand our business to larger customers;
•	successfully expand our business internationally;
•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our services, products and applications through research and development and third-party service providers;
•	deliver our onsite support and professional services engagements effectively to ensure our customers’ systems are successfully deployed;

•	successfully compete in our markets;
•	continue to innovate and expand our offerings;
•	continue our relationship with carriers and our other resellers;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our subscriptions; and
•	hire, integrate, and retain professional and technical talent.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers, resellers, and carriers, and expand our existing customers’ user base, and attract new customers;
•	our ability to introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth;
•	our ability to successfully penetrate the market for larger businesses;
•	the mix of annual and multi-year subscriptions at any given time;
•	the timing, cost, and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost, and capital expenditures related to the operation, maintenance and expansion of our business;
•	service outages or information security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenues and appropriately plan our expenses;
•	our ability to realize our deferred tax assets;
•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses, and our ability to successfully manage any such acquisitions;
•	the impact of foreign currencies on our business as we continue to expand our business internationally; and
•	the impact of worldwide economic, political, industry, and market conditions.

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

The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent

Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others; as well as companies such as BroadSoft, Inc. (which was acquired by Cisco Systems, Inc. in February 2018) and their resellers that license their software. Mitel Networks recently announced that it will become a privately held company so that it will have additional flexibility to focus on transitioning their business to cloud solutions. They could accelerate their development and sales for such solutions and become more competitive. In addition, certain of our carriers are also our competitors.  BT and TELUS, for example, each sell our solutions but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution, and in 2017, new subscriptions for our solution sold by AT&T declined to an immaterial level. In January 2018, we closed a transaction with AT&T to allow us to transition the existing customer base for RingCentral Office@Hand solution sold by AT&T directly to RingCentral. We are in the process of transitioning these AT&T customers to us. If a significant number of these AT&T customers choose to terminate their service rather than transition to us or terminate their service after transitioning to us, our revenues and growth could be significantly and adversely affected. We also face competition from other cloud companies such as 8x8, Inc., Amazon.com, Inc.(with its Connect and Chime products), Dialpad, Inc., Fuze, StarBlue, Intermedia.net, Inc., j2 Global, Inc., Jive Communications, Inc., Microsoft Corporation (Microsoft Teams (Skype for Business)), Nextiva, Inc., Slack Technologies, Inc., Vonage Holdings Corp., and West Corporation as well as from established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, and they may develop and/or host their own solutions. We may also face competition from other large Internet companies, such as Alphabet Inc., Facebook, Inc., and Oracle Corporation, any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio, Nexmo and Slack, on which customers can build diverse solutions by integrating cloud communications into business applications. These vendors leverage free, and usage and user based paid services that over time could result in disincentives for customers to switch to RingCentral. In order to compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal and value. Efforts to compete with these application marketplaces may increase our cost of revenue and lower our operating margins. In addition, in 2016 we began selling a contact center solution.  We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., NewVoiceMedia, and Salesforce.com, Inc.

Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified product offerings, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of these service providers have in the past and may choose in the future to sacrifice revenues in order to gain market share by offering their services at lower prices or for free, or offering alternative pricing models, such as “freemium” pricing, in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer. Our competitors may also offer bundled service arrangements offering a more complete service offering, despite the technical merits or advantages of our subscriptions. Competition could force us to decrease our prices, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share. The adverse impact of a shortfall in our revenues may be magnified if we are unable to adjust spending adequately to compensate for such shortfall.

To deliver our subscriptions, we rely on third parties for our network connectivity and co-location facilities, and for certain of the features in our subscriptions.

We currently use the infrastructure of third-party network service providers, including CenturyLink, Inc., Bandwidth.com, Inc., Inteliquent, Inc. and Verizon Communications, Inc. in North America, Iristel Inc. and Comwave Networks Inc. in Canada, Colt Technology Services and British Telecommunications plc in Europe, and several others throughout the world, to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol (“IP”) networks and public switched telephone networks (“PSTN”), and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada, the U.K., Asia, Europe, Latin America, and the Middle East, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future. We also obtain certain connectivity and network services from our wholly owned subsidiary, RCLEC, in certain geographic markets; however, RCLEC also uses the infrastructure of third-party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

Finally, if problems occur with any of these third-party network or service providers, it may cause errors or poor call quality in our subscriptions, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor call quality in our subscriptions, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our subscriptions, termination of our relationships and agreements with our resellers, carriers, or liability for failure to meet service level agreements, and may seriously harm our business and results of operations.

Interruptions or delays in service from our third-party data center hosting facilities and co-location facilities could impair the delivery of our subscriptions, require us to issue credits or pay penalties and harm our business.

We currently serve our North American customers from three data center hosting facilities located in northern California, northern Virginia, and Chicago, Illinois, where we lease space from Equinix, Inc. We serve our customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland.  We also use third-party co-location facilities in Canada, the U.K., Australia, Switzerland, Singapore, Brazil, and Japan to serve our customers in these regions. Our collaboration solution, RingCentral Glip, is hosted by Amazon Web Services, Inc. (“AWS”), and our contact center solution is hosted by NICE inContact’s third party data center facilities and AWS. In addition, RCLEC uses third-party co-location facilities to provide us with network services at several locations. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

As part of our current disaster recovery arrangements, our North American infrastructure and all of our North American customers’ data is currently replicated in near real-time at two of our data center facilities in the U.S., and our European production environment and all of our U.K. and other European customers’ data is also currently replicated in near real-time at our two European data center facilities. We do not control the operation of these facilities or of our other data center facilities or RCLEC’s co-location facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to human error or to break-ins, sabotage, acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, human error, or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our subscriptions. Even with the disaster recovery arrangements in place, our subscriptions could be interrupted.

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

On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. The order does require broadband providers to disclose publicly accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband Internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services and entrepreneurs and other small businesses to develop, market, and maintain Internet offerings. The rules require that such disclosure be made via a publicly available, easily accessible website or through transmittal to the FCC. The order also shifts regulatory oversight of broadband providers to the Federal Trade Commission, under its authority to prevent unfair or deceptive acts or practices. The new rules went into effect on June 11, 2018. A number of opponents of the FCC order have filed notices of appeal with federal appellate courts. In addition, Congress may take action to curtail or modify the FCC’s new broadband rules. Moreover, a number of states are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

Sales to medium-sized and larger businesses continue to grow in both absolute dollars and as a percentage of our total sales. As we continue to target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions generally requires the approval of more technical personnel and management levels within a potential customer’s organization, and therefore, these types of sales require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services, and customization, and may require highly skilled sales and support personnel. Our investment in marketing our subscriptions to these potential customers may not be successful, which could significantly and adversely affect our results of operations and our overall ability to grow our customer base. We also have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. Furthermore, many medium-sized and larger businesses that we target for sales may already purchase business communications and solutions from our larger competitors. As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales, support to individual customers, and invest in hiring and retaining highly skilled personnel, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our limited sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met. Furthermore, as we have limited experience selling to larger businesses, our investment in marketing our subscriptions to these potential customers may not be successful, which could materially and adversely affect our results of operations and our overall ability to grow our customer base.

We rely significantly on our indirect sales channel to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers.  We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions.  Furthermore, while AT&T, BT, and TELUS also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud.  Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, in August 2016, AT&T announced its launch of a competing hosted business communications solution and in 2017, new subscriptions for our solution sold by AT&T declined to an immaterial level. In January 2018, we closed a transaction with AT&T to allow us to transition the existing customer base for RingCentral Office@Hand solution sold by AT&T directly to RingCentral. We are in the process of transitioning these AT&T customers to us. If a significant number of these AT&T customers choose to terminate their service rather than transition to us or terminate their service after transitioning to us, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and carriers, fail to develop relationships with new resellers and carriers in new markets or expand the number of resellers and carriers in our network in existing markets, or fail to manage, train, or provide appropriate incentives to our existing resellers and carriers, or if our resellers and carriers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationships with BT or TELUS, or if these carriers reduce resources committed to reselling the service, our results of operations may suffer.

Recruiting and retaining qualified resellers and carriers in our network and training them in our technology and subscription offerings requires significant time and resources. To develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investment in systems and training. Many resellers and carriers may not be willing to invest the time and resources required to train their staff to effectively market our subscriptions.

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

Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, and carriers develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly as we continue to expand internationally, would add complexity to our organization and require effective communication and coordination throughout our organization. Additionally, our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.

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

We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia, Odessa, Ukraine, and Manila, the Philippines. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these business operations. In addition, the political and military events in the Ukraine over the last few years, including political demonstrations, the annexation of the Crimea region of Ukraine by Russia, the hostile relations between Russia and the Ukraine, and disruptions caused by pro-Russian separatists in the Ukraine, could have an adverse impact on our third-party software development and quality assurance operations in Odessa, Ukraine. Further, the poor relations between the U.S. and Russia and sanctions by the U.S. and the European Union (“EU”) against Russia could adversely impact our third-party software development and quality assurance operations in St. Petersburg, Russia.

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

There has been substantial litigation in the areas in which we operate regarding intellectual property rights. For instance, we have recently and in the past been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify our customers, resellers, and carriers for expenses and liability resulting from claimed intellectual property infringement by our products. From time to time, we have received requests for indemnification in connection with allegations of intellectual property infringement and we may choose, or be required to, assume the defense and/or reimburse our customers and/or resellers and carriers for their expenses, settlement and/or liability. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we, or our customers and/or resellers, and carriers, infringe their intellectual property rights.

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Furthermore, regardless of their merits, accusations and lawsuits like these, whether against us or our customers, resellers, and carriers, may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 146 issued U.S. utility patents, which expire between 2026 and 2037. We also have 42 patent applications pending examination in the U.S. and 16 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

Any defects in, or unavailability of, our or third-party software or hardware that cause interruptions of our subscriptions could, among other things:

•	cause a reduction in revenues or delay in market acceptance of our subscriptions;
•	require us to pay penalties or issue credits or refunds to our customers, resellers, or carriers, or expose us to claims for damages;
•	cause us to lose existing customers and make it more difficult to attract new customers;

•	divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation;
•	increase our technical support costs; and
•	harm our reputation and brand.

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

To date, we have not generated significant revenues from outside of the U.S., Canada, and the U.K. However, we already have significant operations outside these countries, including software development and information technology operations in Russia and China, software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines. We have also recently begun selling our solutions to customers in other countries in the EU and in Australia, and we expect to grow our international presence in the future, including through the expansion of our Global Office solution and sales of our solutions to customers internationally. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
•

tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the EU, and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remain uncertain;

•

U.S. government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, reexportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;

•	our ability to comply with the European General Data Protection Regulation (the “GDPR”) and other data privacy and data protection laws, rules and regulations;
•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and U.K. Bribery Act of 2010;
•	more limited protection for intellectual property rights in some countries;
•	adverse tax consequences;
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

•

political or social unrest, economic instability, conflict or war in a specific country or region, such as the events over the last few years in the Ukraine, including political demonstrations, the annexation of the Crimea region of Ukraine by

Russia, the hostile relations between Russia and the Ukraine, and disruptions caused by pro-Russian separatists in the Ukraine, which could have an adverse impact on our third-party software development and quality assurance operations there, and

•	deterioration of political relations between the U.S. and Canada, the U.K. and the EU, which could have a material adverse effect on our sales and operations in these countries.

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

Article 50 of the Treaty of the EU (“Article 50”) allows a member state to decide to withdraw from the EU in accordance with its own constitutional requirements. On March 29, 2017, the U.K. government delivered the Article 50 notice to the European Council. This has started a period of up to two years of negotiations for the U.K. to exit from the EU, although this period can be extended with the unanimous agreement of the European Council (requiring unanimity among all other EU Member States). Without any such extension (and assuming that neither the terms of withdrawal nor any transitional arrangements have already been agreed), the U.K.'s membership in the EU would end automatically on the expiration of that two-year period. Following expiration of that two-year period, there will be a transition period until December 31, 2020 to allow businesses to prepare for the moment when the new post-Brexit rules between the U.K. and the EU begin. During the transition period, the U.K. will be able to strike its own trade deals, although they will not be able to come into force until January 1, 2021.

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

International Regulation

As we expand internationally, we may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws, regulations, taxes, and fees in the foreign countries where we offer our subscriptions. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations. Internationally, we currently offer our subscriptions in Canada, the U.K., Australia, and several European countries. We also offer our Global Office solution, enabling our multinational customers in the U.S., U.K., Canada, and other locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws and regulations in additional countries as we continue to expand our Global Office solution internationally.

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

As a provider of electronic communications services in the U.K., we, through our subsidiary, are subject to regulation in the U.K. by the Office of Communications (“Ofcom”). Some of these regulatory obligations include providing access to emergency call services (“E999/112”) without charge; providing access to operator assistance, directories and directory enquiry services; responding to warrants and orders for interception and other forms of surveillance; providing access to standard caller line identification facilities without charge; offering contracts with minimum terms; providing and publishing certain information transparently; providing itemized billing; protecting customer information (including personal data); porting phone numbers upon a valid customer request; and implementing a code of practice. We are required to comply with laws and matters relating to, among other things, competition law, distance selling, telecommunications, e-commerce, and consumer protection. We must also comply with various reporting and recordkeeping requirements. The requirement to comply with such laws and any future legal or regulatory changes could adversely affect our business and expose us to liability.

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

In the course of providing its service, RingCentral collects, stores, and processes many types of data, including personal data. Moreover, our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store personal information.

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

Strict laws including the GDPR, apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data, collected in or exported from the EU. The EU model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities.

The GDPR, which came into force in May 2018, strengthened the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR.

We have taken administrative, contractual, and other measures designed to achieve compliance with the GDPR. The measures we have taken include providing adequate protection for personal data transferred from the European Economic Area (“EEA”) and Switzerland to the U.S. by virtue of our certification under the EU-US and Swiss-US Privacy Shield frameworks, agreed between the United States Department of Commerce, the European Commission, and the Swiss government, respectively.  Further, we also use other measures, including EU Standard Contractual Clauses (“Model Clauses”) data export agreements, for our transfers of EU personal data to other non-EEA countries, where necessary. However, we cannot guarantee that these measures will operate free from error. Nor can we guarantee that EU enforcement bodies will find RingCentral operations in complete compliance, particularly in light of significant industry uncertainty about how EU regulators will interpret the GDPR. If we are found in non-compliance with the GDPR, we may be at risk of the penalties described above.

At present, the EU-US Privacy Shield framework and the use of Model Clauses to protect data exports between the EEA and U.S. are both subject to ongoing legal challenges. A case brought by an Irish digital rights group to have the EU-US Privacy Shield declared invalid by the Court of Justice of the EU was dismissed in December 2017, although that dismissal may be subject to a future appeal. A ruling in a similar legal challenge to the EU-US Privacy Shield, brought by a French digital rights group, is still pending. Additionally, the European Parliament has issued a non-binding resolution, recommending that the European Commission suspend the Privacy Shield program absent certain U.S. reforms before September 2018. The Model Clauses are also the subject of court proceedings between the Irish Data Protection Commissioner and a private individual, and this case has been referred to the Court of Justice of the EU.

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

Following the Brexit vote, the U.K. government invoked Article 50 of the Treaty of Lisbon, thereby triggering the two-year negotiation period for exiting the EU. The U.K. will likely leave the EU on March 29, 2019 and transitional provisions may or may not be put in place to ease the process. While it is impossible to tell exactly how Brexit will impact the regulatory landscape at this point, it may ultimately impact our U.K. business. There is some uncertainty regarding the future of data protection legislation in the U.K. following Brexit.  The U.K. Government has enacted legislation intended to implement the GDPR in the U.K, which commits the U.K. to preserving EU standards of data protection in the U.K. on an ongoing basis after Brexit. For that reason, even after the U.K. has exited the EU, our applicable entities and operations likely will be bound to comply with the requirements of the GDPR.  Nevertheless, when the U.K. ceases to be a member state of the EU, it may no longer be possible to freely transfer personal data between the EU and the U.K. As such, it may become necessary for us to implement additional data export solutions, like the Model Clauses, to enable the continued flow of personal data between our U.K. operations and our EU customers and affiliates.  Implementing these solutions may take time and, if not achieved promptly before or immediately following Brexit, may result in disruption to our business and expose us to potential regulatory fines and civil claims.

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

The European Commission has also proposed new legislation to enhance privacy protections for users of communications services and to enhance protection for individuals against online tracking technologies.  The proposed legislation, the Regulation on Privacy and Electronic Communications (the “e-Privacy Regulation”), is currently undergoing legislative scrutiny, and the European Commission intends to achieve its adoption and implementation in 2019.  It is not yet clear if this timeline is achievable, but, when introduced, the e-Privacy Regulation is expected to impose greater potential liabilities upon communications service providers, including potential fines for the most serious of breaches of the greater of €20 million or 4% of worldwide annual turnover.  New rules introduced by the e-Privacy Regulation are likely to include enhanced consent requirements for communications service providers in order to use communications content and communications metadata to deliver value added services, as well as restrict the use of data related to corporations and other non-natural persons. These restrictions, if adopted, may affect our future business growth in the EU.

Other foreign jurisdictions also have currently in-effect privacy and data protection laws and regulations that may impact our growth and costs. For example, Canadian anti-spam legislation (“CASL”) prescribes certain rules regarding the use of electronic messages for commercial purposes and imposes certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to CAD 10 million, and the Canadian Radio-television and Telecommunications Commission (the “CRTC”) has begun actively enforcing the law and penalization non-compliant organizations. In June 2017, the government of Canada announced the suspension of the private right of action under CASL that was originally scheduled to come into force on July 1, 2017. During 2017, a committee of the Parliament of Canada completed a public process to review the scope, substance and enforcement of the CASL. Following the review, several recommendations were made to provide for further clarification of certain terms under CASL and for the government of Canada to reconsider implementing the private right of action that was suspended earlier in 2017. No decision has yet been made by the government of Canada regarding any changes to

CASL or the implementation of the private right of action. Compliance with, and other burdens imposed by, current obligations and restrictions as well as those occasioned by future changes could increase the cost of our operations.

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

In 2015, Canada’s privacy legislation was amended to implement mandatory data breach notification requirements and fines of up to CAD 100,000 per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. Such obligations and restrictions, once in force on November 1, 2018, may limit our ability to collect, store, process, use, transmit, and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share, and disclose data with others through our products and subscriptions.

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

More generally, data privacy is an area of increasing public awareness and concern in Australia.  In 2014, the Privacy Act was amended to introduce the 13 Australian Privacy Principles that govern the collection, storage, use and disclosure of personal information, and set out restrictions about the use of personal information for direct marketing and disclosure of personal information of Australians overseas.  Under these principles, the acts of an overseas recipient of personal information are taken to be the acts of the party in Australia who disclosed the information. Non-compliance with these principles is subject to penalties of up to AUD 2.1 million.

In the United States, there are numerous federal and state laws governing the privacy and security of personal information. In particular, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical, and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information by certain institutions. We act as a “Business Associate” through our relationships with certain customers and are thus directly subject to certain provisions of HIPAA.  In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship. Additionally, we are subject to FCC regulations imposing obligations related to our use and disclosure of certain data related our interconnected VoIP service. If we experience a data security incident, we may be required by state law or FCC regulations to notify our customers and/or law enforcement. We may also be subject to Federal Trade Commission (“FTC”) enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices.

Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA, or with contractual obligations under any Business Associate agreement may lead to significant fines, civil and criminal penalties, or liabilities. The U.S. Department of Health and Human Services (“HHS”) audits the compliance of Business Associates and enforces HIPAA privacy and security standards.  HHS enforcement activity has become more significant over the last few years and HHS has signaled its intent to continue this trend. Violation of the FCC’s privacy rules can result in large monetary forfeitures and injunctive relief. The FTC has broad authority to seek monetary redress for affected consumers and injunctive relief. In addition to federal regulators, state attorneys general (and, in some states, individual residents) are authorized to bring civil actions seeking either injunctions or damages to the extent violations implicate the privacy of state residents. Class action lawsuits are common in the event of a data breach affecting financial or other forms of sensitive information.

Additionally, California recently enacted the California Consumer Privacy Act (“CCPA”), which is sweeping legislation with some similarities to the GDPR. It is scheduled to come into effect on January 1, 2020. If CCPA is not amended before the implementation date, we will be required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General would be able to seek substantial monetary penalties and injunctive relief in the event of our non-

compliance with the CCPA after its effective date. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches.

As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state, or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU or California models.

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

We have implemented policies and procedures to assist us in complying with applicable privacy-related laws and regulations and our contractual obligations, and will develop new policies and procedures as new legal obligations arise. However, we cannot provide assurance regarding how these regulations will be interpreted as they apply to our operations. Regulation of personal information is evolving and new laws could further impact how we handle personal information or could require us to incur additional compliance costs, either of which could have an adverse impact on our operations.

Further, our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations, and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand. Privacy-related concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our subscriptions, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our subscriptions effectively. Even the perception of privacy-related concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.

Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, Russia, Ukraine, India, and Poland may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

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

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. We currently offer support in English, French, German, and Spanish. Our third-party providers generally provide customer service and support to our customers without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages. We also use third parties to deliver onsite professional services to our customers in deploying our solutions.  If these vendors do not deliver timely and high quality services to our customers, our reputation could be damaged and we could lose customers.  In addition, third party professional services vendors may not be available when needed, which would adversely impact our ability to deliver on our customer commitments.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 63% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	First Amendment to Lease, dated May 7, 2018, by and between the Registrant and TG Brothers, LLC	Filed herewith

10.2+	Amended and Restated Employee Stock Purchase Plan	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

+	Indicates a management or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RingCentral, Inc.

Date: August 7, 2018	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial and Accounting Officer)