Form 10-Q
period 2018-09-30
RingCentral Inc
filed 2018-11-08
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 2, 2018, there were 68,578,598 shares of Class A Common Stock issued and outstanding and 11,754,332 shares of Class B Common Stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our progress against short-term and long-term goals;
•	our future financial performance;
•	our anticipated growth, growth strategies and our ability to effectively manage that growth and effect these strategies;
•	our success in the enterprise market;
•	anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;
•	our ability to scale to our desired goals, particularly the implementation of new processes and systems and the addition to our workforce;
•	the impact of competition in our industry and innovation by our competitors;
•	our ability to anticipate and adapt to future changes in our industry;
•	our ability to predict software subscriptions revenues, formulate accurate financial projections, and make strategic business decisions based on our analysis of market trends;
•	our ability to anticipate market needs and develop new and enhanced products and subscriptions to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our customer base;
•	maintaining, expanding and responding to changes in our relationships with other companies;
•	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
•	our success with our carrier partners;
•	our ability to sell, market, and support our products and services;
•	our ability to expand our business to medium-sized and larger customers as well as expanding domestically and internationally;
•	our ability to realize increased purchasing leverage and economies of scale as we expand;
•	the impact of seasonality on our business;
•	the impact of any failure of our solutions or solution innovations;
•	our reliance on our third-party product and service providers;
•	the potential effect on our business of litigation to which we may become a party;
•	our liquidity and working capital requirements;
•	the impact of changes in the regulatory environment;
•	our ability to protect our intellectual property and rely on open source licenses;
•	our expectations regarding the growth and reliability of the internet infrastructure;
•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;
•	our ability to successfully and timely integrate, and realize the benefits of any significant acquisition we may make;
•	our capital expenditure projections;

•	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements;
•	the political environment and stability in the regions in which we or our subcontractors operate;
•	the impact of economic downturns on us and our customers;
•	our ability to defend our systems and our customer information from fraud and cyber attack;
•	our ability to prevent the use of fraudulent payment methods for our products;
•	our ability to retain key employees and to attract qualified personnel; and
•	the impact of foreign currencies on our non-U.S. business as we expand our business internationally.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$577,283	$181,192
Accounts receivable, net	74,183	46,690
Deferred sales commission costs	20,869	15,424
Prepaid expenses and other current assets	29,823	21,512
Total current assets	702,158	264,818
Property and equipment, net	60,200	43,298
Deferred sales commission costs, noncurrent	50,263	37,871
Goodwill	9,393	9,393
Acquired intangibles, net	8,366	1,462
Other assets	11,463	2,972
Total assets	$841,843	$359,814
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,017	$7,322
Accrued liabilities	85,714	54,977
Current portion of capital lease obligation	943	—
Deferred revenue	80,024	62,917
Total current liabilities	172,698	125,216
Convertible senior notes, net	361,637	—
Capital lease obligation	2,829	—
Other long-term liabilities	5,232	6,252
Total liabilities	542,396	131,468

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock	8	8
Additional paid-in capital	526,891	434,840
Accumulated other comprehensive income	2,573	2,998
Accumulated deficit	(230,025)	(209,500)
Total stockholders' equity	299,447	228,346
Total liabilities and stockholders' equity	$841,843	$359,814
* See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues
Software subscriptions	$158,068	$119,916	$440,987	$334,942
Other	15,757	10,363	44,013	27,490
Total revenues	173,825	130,279	485,000	362,432
Cost of revenues
Software subscriptions	27,958	22,912	79,200	64,970
Other	11,316	7,872	33,814	22,681
Total cost of revenues	39,274	30,784	113,014	87,651
Gross profit	134,551	99,495	371,986	274,781
Operating expenses
Research and development	26,347	19,082	73,812	54,786
Sales and marketing	86,279	61,605	237,222	172,231
General and administrative	28,952	19,073	73,984	52,885
Total operating expenses	141,578	99,760	385,018	279,902
Loss from operations	(7,027)	(265)	(13,032)	(5,121)
Other income (expense), net
Interest expense	(4,916)	(6)	(11,163)	(94)
Other income, net	2,533	613	3,944	1,313
Other income (expense), net	(2,383)	607	(7,219)	1,219
(Loss) income before income taxes	(9,410)	342	(20,251)	(3,902)
Provision for income taxes	108	73	274	181
Net (loss) income	$(9,518)	$269	$(20,525)	$(4,083)
Net (loss) income per common share
Basic	$(0.12)	$0.00	$(0.26)	$(0.05)
Diluted	$(0.12)	$0.00	$(0.26)	$(0.05)
Weighted-average number of shares used in computing net (loss) income per share
Basic	79,903	76,915	79,116	75,815
Diluted	79,903	83,109	79,116	75,815
* See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net (loss) income	$(9,518)	$269	$(20,525)	$(4,083)
Other comprehensive loss
Foreign currency translation adjustments	(222)	88	(425)	166
Comprehensive (loss) income	$(9,740)	$357	$(20,950)	$(3,917)
* See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(20,525)	$(4,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,194	11,929
Share-based compensation	49,379	30,504
Amortization of deferred sales commission costs	13,956	8,874
Amortization of debt discount and issuance costs	11,003	—
Foreign currency remeasurement (gain) loss	657	(700)
Provision for bad debt	2,390	1,508
Deferred income taxes	15	(18)
Other	458	123
Changes in assets and liabilities:
Accounts receivable	(29,883)	(11,188)
Deferred sales commission costs	(31,793)	(23,402)
Prepaid expenses and other current assets	(6,256)	(6,872)
Other assets	(406)	1,419
Accounts payable	(1,128)	2,168
Accrued liabilities	27,954	9,426
Deferred revenue	17,107	11,288
Other liabilities	(1,020)	(100)
Net cash provided by operating activities	49,102	30,876
Cash flows from investing activities
Purchases of property and equipment	(17,852)	(15,886)
Capitalized internal-use software	(8,117)	(5,432)
Cash paid for acquisition of intangible assets	(18,470)	—
Restricted investment	—	530
Net cash used in investing activities	(44,439)	(20,788)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	449,457	—
Payments for capped call transactions and costs	(49,910)	—
Repurchase of common stock	(15,000)	—
Proceeds from issuance of stock in connection with stock plans	13,632	19,685
Taxes paid related to net share settlement of equity awards	(5,457)	(2,125)
Repayment of debt	—	(14,840)
Repayment of capital lease obligations	(741)	(181)
Net cash provided by financing activities	391,981	2,539
Effect of exchange rate changes	(553)	(676)
Net increase in cash, cash equivalents and restricted cash	396,091	11,951
Cash, cash equivalents and restricted cash
Beginning of period	181,192	160,355
End of period	$577,283	$172,306
Supplemental disclosure of cash flow data
Cash paid for interest	$40	$116
Cash paid for income taxes, net of refunds	$331	$188
Non-cash investing and financing activities
Reclassification from intangible assets to prepaid and other assets	$8,223	$—
Equipment acquired under capital lease	$4,513	$—
Liability for potential future payments	$2,001	$—
Equipment and capitalized internal-use software purchased and unpaid at period end	$2,293	$1,204
Issuance of common stock for achievement of Glip related matters	$—	$3,260
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

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Primary geographical markets
North America	96.1%	96.3%	96.0%	96.6%
Others	3.9	3.7	4.0	3.4
Total revenues	100.0%	100.0%	100.0%	100.0%

The Company derived approximately 88% of subscription revenues from RingCentral Office product for both the three and nine months ended September 30, 2018; and 84% for the three and nine months ended September 30, 2017.

Deferred revenue

During the three and nine months ended September 30, 2018, the Company recognized revenue of $8.8 million and $56.6 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.

Remaining performance obligations

The typical subscription term ranges from one month to five years. Contract revenue as of September 30, 2018 that has not yet been recognized was $558.0 million. This excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue of $333.3 million over the next 12 months and $224.7 million thereafter.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. Both capital and operating leases will need to be recognized on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In 2018, the FASB issued ASU 2018-10 and 2018-11, providing, among other things, codification improvements and the optional transition method.  The Company will adopt the standard in the first quarter of 2019, utilizing the optional transition method for adoption of Topic 842, which allows entities to continue to apply the legacy guidance in ASC 840, Leases, including disclosure requirements, in the comparative periods presented in the year of adoption. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

and expects to take advantage of the transition package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward its historical lease classifications. The Company expects the impact of adoption of the new standard on the Company’s consolidated statements of operations not to be material. The Company anticipates the most significant impact of adopting the new standard will primarily be the establishment of a right-of-use asset and a corresponding lease liability in its consolidated balance sheets.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which is intended to change or to clarify the codification or correct unintended application of guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Since this applies to various codifications, its implementation and impact on financial statements would be commensurate with the codification itself, for example -  it clarifies when companies should recognize excess tax benefits for share-based compensation awards; removes inconsistent guidance about income tax accounting for business combinations; clarifies derivatives measurement of a liability with an identical instrument held as an asset, and allows companies to use the portfolio approach to valuation of financial instruments; etc. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements, which expands the disclosure requirements for Level 3 fair value measurements and expands disclosures for entities that calculate net assets value. This amendment is applicable to all public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt this update effective fiscal first quarter of 2020. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This amendment is applicable to all public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of implementing this amendment on its financial statements or disclosures.

In August 2018, the SEC issued a final rule that amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded. The final rule requires registrants, among other things, to disclose in interim periods changes to stockholders’ equity for current and comparative year-to-date periods with subtotals for each interim period, and dividends per share for each class of shares. The final rule is effective for all filings made on or after November 5, 2018. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company expects to adopt the new rule in the first fiscal quarter of 2019. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table reflects the effect of adoption of Topic 606 on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted	As Reported	Adoption of Topic 606	As Adjusted
Revenues
Software subscriptions	$119,401	$515	$119,916	$333,501	$1,441	$334,942
Other	10,363	—	10,363	27,490	—	27,490
Total revenues	129,764	515	130,279	360,991	1,441	362,432
Gross profit	98,980	515	99,495	273,340	1,441	274,781
Operating expenses
Sales and marketing	67,071	(5,466)	61,605	186,759	(14,528)	172,231
Operating loss	(6,246)	5,981	(265)	(21,090)	15,969	(5,121)
Net (loss) income	$(5,712)	$5,981	$269	$(20,052)	$15,969	$(4,083)
Basic net (loss) income per common share	$(0.07)	$0.07	$0.00	$(0.26)	$0.21	$(0.05)
Diluted net (loss) income per common share	$(0.07)	$0.07	$0.00	$(0.26)	$0.21	$(0.05)
Weighted-average number of shares used in computing net (loss) income per share
Basic	76,915	—	76,915	75,815	—	75,815
Diluted	76,915	6,194	83,109	75,815	—	75,815

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table reflects the effect of adoption of Topic 606 on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2017 (in thousands):

	Nine Months Ended September 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted
Cash flows from operating activities
Net loss	$(20,052)	$15,969	$(4,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred sales commission costs	—	8,874	8,874
Changes in operating assets and liabilities:
Accounts receivable	(10,996)	(192)	(11,188)
Deferred sales commission costs	—	(23,402)	(23,402)
Deferred revenue	12,537	(1,249)	11,288
Net cash provided by operating activities	30,876	—	30,876

Note 3. Other Revenue and Cost of Revenue

Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services. For the three and nine months ended September 30, 2018 and 2017, the majority of other revenues consisted of product revenues from sales of phones.  Product revenues were $9.0 million and $6.9 million for the three months ended September 30, 2018 and 2017, respectively, and $25.8 million and $19.1 million for the nine months ended September 30, 2018 and 2017, respectively. Product cost of revenues were $7.1 million and $6.2 million for the three months ended September 30, 2018 and 2017, respectively, and $22.5 million and $18.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Cash	$62,009	$70,893
Money market funds	515,274	110,299
Total cash and cash equivalents	$577,283	$181,192

The Company has an immaterial restricted cash balance as of September 30, 2018 and December 31, 2017, included in the cash balance above.

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
		*As Adjusted
Accounts receivable	$65,885	$42,243
Unbilled accounts receivable	10,456	5,159
Allowance for doubtful accounts	(2,158)	(712)
Accounts receivable, net	$74,183	$46,690

*    See Note 2 for a summary of adjustments.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid expenses	$18,113	$13,690
Inventory	168	198
Other current assets	11,542	7,624
Total prepaid expenses and other current assets	$29,823	$21,512

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Computer hardware and software	$93,223	$74,555
Internal-use software development costs	26,406	18,217
Furniture and fixtures	5,586	6,293
Leasehold improvements	6,400	4,311
Total property and equipment	131,615	103,376
Less: accumulated depreciation and amortization	(71,415)	(60,078)
Property and equipment, net	$60,200	$43,298

Depreciation and amortization expense was $4.8 million and $13.9 million for the three and nine months ended September 30, 2018, respectively, and was $4.0 million and $11.3 million for the three and nine months ended September 30, 2017, respectively.

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued compensation and benefits	$19,285	$18,578
Accrued sales, use and telecom related taxes	16,961	11,828
Accrued marketing	11,928	7,020
Other accrued expenses	37,540	17,551
Total accrued liabilities	$85,714	$54,977

The carrying values of intangible assets are as follows (in thousands):

		September 30, 2018			December 31, 2017
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships (1)	2 to 5 years	$11,087	$3,731	$7,356	$840	$840	$-
Developed technology	5 years	3,010	2,000	1,010	3,010	1,548	1,462
Total acquired intangible assets		$14,097	$5,731	$8,366	$3,850	$2,388	$1,462

(1) Refer to Note 6 for details.

Amortization expense from acquired intangible assets for the three months ended September 30, 2018 and 2017 was $1.0 million and $0.2 million, respectively, and was $3.3 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the condensed consolidated statements of operations.  At September 30, 2018, the weighted average amortization period for customer relationships and developed technology was approximately 3.6 years and 1.7 years, respectively.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2018 (remaining)	$579
2019	2,316
2020	1,972
2021	1,714
2022 onwards	1,785
Total estimated amortization expense	$8,366

Deferred Sales Commission Costs

Deferred sales commission costs, which relate to sales commission costs capitalized for incremental cost of obtaining customer contracts, were $71.1 million and $53.3 million as of September 30, 2018 and December 31, 2017, respectively. Amortization expense for the deferred sales commission costs for the three months ended September 30, 2018 and 2017 were $5.3 million and $3.4 million, respectively, and was $14.0 million and $8.9 million for the nine months ended September 30, 2018 and 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$515,274	$515,274	$—	$—

	Balance at
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$110,299	$110,299	$—	$—

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2018, the fair value of the 0% convertible senior notes due 2023 (the “Notes”) (described in Note 7 below) was approximately $577.1 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

Note 6. Acquired Customer Base

On January 16, 2018, the Company acquired from AT&T the existing customer base of the RingCentral Office@Hand solution, which was previously sold by AT&T, for a total purchase consideration of up to $26.0 million. The purchase price consisted of a $20.0 million cash payment upon closing of the transaction and up to $6.0 million in earn-out payments based on achievement of certain milestones. The transition of the customer base was expected to be completed over a period of one year from the close of the transaction. The Company had entered into a Transition Services Agreement (“TSA”) for a one-year period. The total purchase consideration was estimated to be approximately $24.0 million upon the close of the transaction, consisting of approximately $20.0 million cash payments, including transaction costs, and approximately $4.0 million earn-out consideration. The transaction was accounted for as an asset acquisition.  The value of the total consideration was allocated between the customer relationship intangible asset of $22.0 million, to be amortized over the expected useful life of five years, and the TSA services of $2.0 million, to be amortized over the expected one year of service, based on their relative fair value. Under the terms of the agreement, a portion of the customers transitioned to the Company. The value of the customer base that transitioned to the Company is reflected as a customer relationship asset of approximately $10.0 million, to be amortized over the expected useful life of five years.

Subsequently on August 31, 2018, the Company and AT&T entered into a revised agreement through June 30, 2024, under which AT&T will resume reselling RingCentral solutions to its customers and obtain control over the non-transitioned customer base. The agreement also includes potential future payments, estimated to be approximately $2.0 million. In addition, under the agreement, AT&T retained the $20.0 million previously paid to them. Of these amounts, the value attributed to the non-transitioned customer base was approximately $12.0 million, which is treated as prepaid services for ongoing customer support for existing and new customers and will be amortized over the expected term of the agreement.

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

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

During the three and nine months ended September 30, 2018, the conditions allowing holders of the Notes to convert were not met.

The Company may redeem the Notes, at its option, on or after September 20, 2020, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest to, but excluding the redemption date, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within not more than three trading days preceding the date on which the Company provides written notice of redemption. No sinking fund is provided for the Notes. Upon the occurrence of a fundamental change (as defined in the Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

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

The net carrying amount of the liability component of the Notes was as follows (in thousands):

September 30,
2018
Principal	$460,000
Unamortized discount	(90,856)
Unamortized issuance cost	(7,507)
Net carrying amount	$361,637

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The net carrying amount of the equity component of the Notes was as follows (in thousands):

Proceeds allocated to the conversion option (debt discount)	$101,141
Issuance cost	(2,318)
Net carrying amount	$98,823

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$—	$—	$—	$—
Amortization of debt discount	4,530	—	10,286	—
Amortization of debt issuance costs	319	—	717	—
Total interest expense related to the Notes	$4,849	$—	$11,003	$—

In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $81.45 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $119.035 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.6 million shares of Class A Common Stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls settle in components commencing January 13, 2023 with the last component expiring on March 13, 2023. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law; insolvency filings; and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $49.9 million incurred to purchase the Capped Call transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

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

Sales Tax Liability

The Company regularly increases its sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in-state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of September 30, 2018 and December 31, 2017, the Company recorded a long-term sales tax liability of $1.5 million and $2.6 million, respectively, which is included in other long-term liabilities, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

significant adjustments to the long-term sales tax liability have been recognized in the accompanying condensed consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

The Company recorded a current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $12.2 million and $9.0 million as of September 30, 2018 and December 31, 2017, respectively, which is included in accrued liabilities in the condensed consolidated balance sheet.

Legal Matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business.

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies.  Actual claims could settle or be adjudicated against the Company in the future for materially different amounts than the Company has accrued due to the inherently unpredictable nature of litigation. Legal fees are expensed in the period in which they are incurred.

TCPA Matters

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against the Company in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over the Company’s system (“SPS Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, the Company filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the SPS Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, the Company filed a motion to dismiss the SPS Lawsuit in its entirety, along with a collateral motion to dismiss or stay the SPS Lawsuit pending a ruling by the FCC on the Company’s Petition.  On October 7, 2016, the Court granted the Company’s motion to dismiss and gave SPS 20 days to amend its complaint.  The Court concurrently dismissed the Company’s motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, the Company filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted the Company’s motion to dismiss with prejudice and concurrently dismissed the Company’s motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017. SPS’s opening brief on appeal was filed on December 20, 2017; asking that the dismissal be reversed and the case be returned to the district court for the Lawsuit to be processed. The Company’s answering brief was filed on February 20, 2018; asking that the dismissal be affirmed. SPS filed its reply brief on April 12, 2018. Oral argument had been scheduled to be heard on November 16, 2018, but on October 23, 2018, the district court ordered that the case be submitted on the briefs and record without oral argument. There is no deadline for the Ninth Circuit Court of Appeals to then issue its decision. It is too early to predict the outcome of the SPS Lawsuit. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the TCPA and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others.  Hurley alternatively alleges that the Company is vicariously liable for the actions of its co-defendants.  Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims.  The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part the Company’s motion to dismiss.  The district court dismissed Hurley’s vicarious liability claim but allowed Hurley’s TCPA claim to proceed.  The Company filed its answer and affirmatives defenses to the second amended complaint on October 18, 2018.  It is too early to predict the outcome of this lawsuit. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

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

Employment Matter

On August 13, 2018, the Company was sued by a former employee, Darren Stemple, in the United States District Court for the Northern District of California in a putative class and collective action alleging certain violations of federal and Colorado laws concerning overtime pay. The Stemple lawsuit is in its earliest stages, and it is too early to predict the outcome of this litigation. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, the Company intends to contest the allegations but has accrued for an estimated loss that may occur.

Note 9. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenues	$1,315	$1,026	$3,626	$2,821
Research and development	4,069	2,598	11,069	6,799
Sales and marketing	7,449	4,105	19,679	11,556
General and administrative	5,682	3,213	15,005	9,328
Total share-based compensation expense	$18,515	$10,942	$49,379	$30,504

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options	$762	$1,489	$2,726	$5,632
Employee stock purchase plan rights	771	494	2,253	1,473
Restricted stock units	16,982	8,959	44,400	23,399
Total share-based compensation expense	$18,515	$10,942	$49,379	$30,504

Equity Incentive Plans

As of September 30, 2018, a total of 13,157,108 shares remained available for grant under the 2013 Equity Incentive Plan (“2013 Plan”). A summary of option activity under all of the Company’s equity incentive plans at September 30, 2018 and changes during the period then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2017	5,286	$10.30	4.2	$201,480
Granted	—	—
Exercised	(911)	8.47
Canceled/Forfeited	(8)	23.72
Outstanding at September 30, 2018	4,367	$10.66	3.5	$360,016
Vested and expected to vest as of September 30, 2018	4,347	$10.63	3.5	$358,289
Exercisable as of September 30, 2018	4,076	$10.23	3.5	$337,555

No options were granted for the three and nine months ended September 30, 2018. The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average grant date fair value per share	$—	$—	$—	$9.08
Total intrinsic value of options exercised	$18,842	$9,489	$58,063	$32,752

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield.

The weighted-average assumptions used in the option pricing model in the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected term for employees (in years)	—	—	—	4.4
Expected term for non-employees (in years)	3.0	4.8	3.2	5.0
Risk-free interest rate	2.9%	1.9%	2.6%	1.8%
Expected volatility	41.1%	42.4%	41.5%	43.7%
Expected dividend yield	0%	0%	0%	0%

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2018, there was approximately $1.7 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.9 years.

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

As of September 30, 2018, there was a total of $0.4 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At September 30, 2018, a total of 3,370,444 shares were available for issuance under the ESPP.

Restricted Stock Units

The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants.  RSUs issued under the 2013 Plan generally vest over four years.  A summary of activity of RSUs under the 2013 Plan at September 30, 2018, and changes during the period then ended is presented in the following table:

	Number of	Weighted-
	RSUs	Average	Aggregate
	Outstanding	Grant Date Fair	Intrinsic Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2017	4,281	$25.51	$207,197
Granted	1,529	66.06
Released	(1,492)	29.57
Canceled/Forfeited	(382)	35.02
Outstanding at September 30, 2018	3,936	$38.79	$366,216

As of September 30, 2018, there was a total of $112.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.5 years.

Bonus Plan

In December 2017, the Board adopted the Selective 2018 Key Employee Equity Bonus Plan (“KEEB Plan”), which became effective on January 1, 2018. The KEEB Plan allows the recipients to earn fully vested shares of the Company’s common stock upon the achievement of quarterly service and performance conditions. During the quarter ended September 30, 2018, 38,147 RSUs were issued under the KEEB Plan. The Company recognized an estimated $2.6 million and $6.5 million of expense on a straight-line basis during the three and nine months ended September 30, 2018, respectively, based on a total requisite service period of approximately 0.4 years.

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

Concentrations

Revenue by geographic location is based on the billing address of the customer. More than 90% of the Company’s revenues were derived from the U.S. for each of the three and nine months ended September 30, 2018

Generally over 65% of the Company’s total billings are collected through credit card payments.  The Company’s accounts receivable balance of $74.2 million as of September 30, 2018 primarily consists of receivables due from larger customers and carriers who are billed on invoices at customary payment terms.  As the Company moves up-market and acquires larger customers, the Company expects the accounts receivable balance to increase.  At September 30, 2018 and December 31, 2017, one of the Company’s carriers accounted for 8% and 17% of the Company’s total accounts receivable, respectively.

Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At September 30, 2018 and December 31, 2017, more than 90% and 85% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. with no single country outside of the U. S. representing more than 10% of the Company’s consolidated long-lived assets.

Note 11. Income Taxes

The provision for income taxes for the three months ended September 30, 2018 and 2017, was $108,000 and $73,000, respectively, and was $274,000 and $181,000 for the nine months ended September 30, 2018 and 2017, respectively, consisted primarily of state minimum taxes and foreign income taxes. For the three and nine months ended September 30, 2018 and 2017, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable.  Additionally, the Company realized no benefit for current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of September 30, 2018 and December 31, 2017. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and nine months ended September 30, 2018, there have been no significant changes to the total amount of unrecognized tax benefits.

Note 12. Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net (loss) income per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, and ESPP, to the extent dilutive. For the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Numerator
Net (loss) income	$(9,518)	$269	$(20,525)	$(4,083)
Denominator:
Weighted-average common shares outstanding for basic net (loss) income per share	79,903	76,915	79,116	75,815
Effect of dilutive securities:
Employee stock awards	—	6,194	—	—
Weighted-average common shares outstanding for diluted net (loss) income per share	79,903	83,109	79,116	75,815
Basic net (loss) income per share	$(0.12)	$0.00	$(0.26)	$(0.05)
Diluted net (loss) income per share	$(0.12)	$0.00	$(0.26)	$(0.05)

*    See Note 2 for a summary of adjustments.

The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Shares of common stock issuable under equity incentive awards outstanding	8,789	4,236	9,198	11,108
Convertible senior notes	317	—	106	—
Potential common shares excluded from diluted net loss per share	9,106	4,236	9,304	11,108

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

Note 13. Related Party Transactions

In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at September 30, 2018 and December 31, 2017 were $1.8 million and $1.1 million, respectively. Total expenses incurred from Google Inc. were $4.9 million and $14.4 million in the three and nine months ended September 30, 2018, respectively, and $3.9 million and $11.0 million for the three and nine months ended September 30, 2017, respectively.

RINGCENTRAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14. Subsequent Events

On October 22, 2018, the Company acquired all the shares of capital stock of Dimelo SA (“Dimelo”), a cloud-based digital customer engagement platform provider, for total consideration, net of cash acquired, of approximately $37 million, including up to $10 million in contingent consideration. In addition, the Company will issue approximately $3 million of restricted stock units which will vest over a period of up to four years. This will be recognized as compensation expense over the vesting period. The acquisition will enable the Company’s customers to manage all their digital customer interactions through a single platform. The acquisition will be accounted for as a business combination.  Management is currently in the process of evaluating the impact of the business combination on its consolidated financial statements. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The Company is currently performing procedures necessary to determine the purchase price allocation and will record the initial fair value estimates in the financial statements for the year ending December 31, 2018.

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

RingCentral Contact Center. RingCentral Contact Center is a collaborative contact center solution that is omni-channel and integrates with RingCentral Office and RingCentral Glip and is offered at a monthly subscription based on three editions with varying features and capabilities. It enables businesses to transform the way they engage their customers across all channels while effectively maximizing agent availability.

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

RingCentral Webinar. RingCentral Webinar is for large-scale virtual meetings. It can host multiple attendees and presenters and makes it easy to deliver web-based events or training to any desktop, tablet or smartphone.

RingCentral Live Reports. RingCentral Live Reports is an add-on for RingCentral Office customers to gather real-time information needed to maximize the performance with dashboards that contain information on agent utilization and overall customer experience.

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

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. Generally, most of our fees for subscription plans have been billed in advance via credit card or through commercial invoices with customary payment terms. We expect to bill more customers through commercial invoices, thus our level of accounts receivable may increase. As we increase our number of large customers, our level of prepayments from customers with annual or multi-year contracts may increase and, accordingly, our level of deferred revenue may increase. For each of the three and nine months ended September 30, 2018 and 2017, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.

We make significant upfront investments to acquire customers. We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of resellers who sell our solutions, including regional and global master agents such as Intelysis Communications, Inc. (acquired by ScanSource, Inc.), Ingram Micro Inc. (acquired by HNA Group), Sandler Partners and AVANT, Inc.; and national partners such as CDW Corporation, Carousel Industries, and SHI International Corp. We also sell our solutions through carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”) and BT Group plc (“BT”). We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. As of September 30, 2018, we had customers from a range of industries, including financial services, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the three and nine months ended September 30, 2018 and 2017, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.

In January 2018, we closed a transaction with AT&T to allow us to transition the existing customer base for RingCentral Office@Hand solution sold by AT&T directly to us. Subsequently, in August 2018, we entered into a revised service agreement with AT&T under which AT&T will resume reselling our solutions.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $503.6 million and $380.4 million in the years ended December 31, 2017 and 2016, respectively, generating year-over-year increase of 32%. For the nine months ended September 30, 2018 and 2017, our total revenues were $485.0 million and $362.4 million, respectively, representing year-over-year increase of 33.8%. We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $4.2 million and $16.2 million in the years ended December 31, 2017 and 2016, respectively. Our net loss was $20.5 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method as discussed in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect these changes.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated software subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges contracted at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2018 was $56.1 million. As such, our ARR at September 30, 2018 was $673.6 million.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that only customer subscriptions from RingCentral Office customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. RingCentral Office is our flagship product offering. We believe that trends in revenue with respect to RingCentral Office are also important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at September 30, 2018 was $591.7 million.

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

Our key business metrics for the five quarterly periods ended September 30, 2018 were as follows (dollars in millions):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$673.6	$629.6	$589.0	$546.4	$513.7
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$591.7	$548.0	$509.2	$466.2	$433.7

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues
Software subscriptions	$158,068	$119,916	$440,987	$334,942
Other	15,757	10,363	44,013	27,490
Total revenues	173,825	130,279	485,000	362,432
Cost of revenues
Software subscriptions	27,958	22,912	79,200	64,970
Other	11,316	7,872	33,814	22,681
Total cost of revenues	39,274	30,784	113,014	87,651
Gross profit	134,551	99,495	371,986	274,781
Operating expenses
Research and development	26,347	19,082	73,812	54,786
Sales and marketing	86,279	61,605	237,222	172,231
General and administrative	28,952	19,073	73,984	52,885
Total operating expenses	141,578	99,760	385,018	279,902
Loss from operations	(7,027)	(265)	(13,032)	(5,121)
Other income (expense), net
Interest expense	(4,916)	(6)	(11,163)	(94)
Other income, net	2,533	613	3,944	1,313
Other (expense) income, net	(2,383)	607	(7,219)	1,219
(Loss) income before income taxes	(9,410)	342	(20,251)	(3,902)
Provision for income taxes	108	73	274	181
Net (loss) income	$(9,518)	$269	$(20,525)	$(4,083)

* Adjusted for the adoption of Topic 606.

Percentage of Total Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues
Software subscriptions	91%	92%	91%	92%
Other	9	8	9	8
Total revenues	100	100	100	100
Cost of revenues
Software subscriptions	16	18	16	18
Other	7	6	7	6
Total cost of revenues	23	24	23	24
Gross profit	77	76	77	76
Operating expenses
Research and development	15	15	15	15
Sales and marketing	49	47	49	47
General and administrative	17	14	16	15
Total operating expenses	81	76	80	77
Loss from operations	(4)	—	(3)	(1)
Other income (expense), net
Interest expense	(3)	—	(2)	—
Other income, net	1	—	1	—
Other (expense) income, net	(1)	—	(1)	—
(Loss) income before income taxes	(5)	—	(4)	(1)
Provision for income taxes	—	—	—	—
Net (loss) income	(5)%	(—)%	(4)%	(1)%

Comparison of the three and nine months ended September 30, 2018 and 2017

Revenues

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
		*As Adjusted				*As Adjusted
Revenues
Software subscriptions	$158,068	$119,916	$38,152	32%	$440,987	$334,942	$106,045	32%
Other	15,757	10,363	5,394	52%	44,013	27,490	16,523	60%
Total revenues	$173,825	$130,279	$43,546	33%	$485,000	$362,432	$122,568	34%
Percentage of revenues
Software subscriptions	91%	92%			91%	92%
Other	9	8			9	8
Total	100%	100%			100%	100%

Software subscriptions revenue.  Software subscriptions revenue increased by $38.2 million, or 32%, and $106.0 million, or 32%, for the three and nine months ended September 30, 2018, respectively, as compared to the respective periods of the prior year, primarily due to the acquisition of new customers and upsells of additional offerings to our existing customer base. Our revenue growth during the three and nine months ended September 30, 2018, was also driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market, and sales through our channel partners. In addition, our software subscriptions revenues mix contained a higher proportion of RingCentral Office customers for the three and nine months ended September 30, 2018 as compared to the respective periods of the prior year, which generally carry a higher monthly subscription rate versus our other product offerings.

While the acquisition of new customers and upsells of additional offerings to our existing customer base were the primary reasons for the increase, the short-term trends for user and customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers purchased a large initial user subscription followed by a smaller additional user subscription. In addition, the period of time between a customer’s initial subscription and the purchase of additional subscriptions varies significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by increased brand awareness of our products, driven by increases in our sales and marketing expenditures increasing by 40% and 38% for the three and nine months ended September 30, 2018, respectively, as compared to the respective periods of the prior year, which include advertising and sales personnel expenditures that we believe helped to facilitate increased customer acceptance of our products.

Our core subscription revenues, defined as subscription revenues excluding subscription revenue from the AT&T legacy base, was $146.6 million and $106.4 million for the three months ended September 30, 2018 and 2017, respectively, or a 38% increase. Core subscription revenues for the nine months ended September 30, 2018 and 2017, was $405.4 million and $295.6 million, respectively, or a 37% increase. Since new subscriptions for the RingCentral Office@Hand solution sold by AT&T have declined throughout 2017 and into 2018 to an immaterial level, we believe this core subscription revenues information provides a useful indicator of our business performance.

Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals and professional services.

Other revenues increased by $5.4 million, or 52%, and $16.5 million, or 60%, for the three and nine months ended September 30, 2018, respectively, as compared to the respective periods of the prior year primarily due to the increase in product sales and professional services revenue.

Cost of Revenues and Gross Margin

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenues
Software subscriptions	$27,958	$22,912	$5,046	22%	$79,200	$64,970	$14,230	22%
Other	11,316	7,872	3,444	44%	33,814	22,681	11,133	49%
Total cost of revenues	$39,274	$30,784	$8,490	28%	$113,014	$87,651	$25,363	29%
Gross margins		*As Adjusted				*As Adjusted
Software subscriptions	82%	81%			82%	81%
Other	28%	24%			23%	17%
Gross margin %	77%	76%			77%	76%

Cost of software subscriptions revenues. Cost of software subscriptions revenues increased by $5.0 million, or 22%, for the three months ended September 30, 2018, as compared to the respective period of the prior year. Primary drivers of the increase were increases in third-party costs to support our products of $3.1 million, headcount and personnel related costs of $0.9 million, and overhead costs to support our products of $0.5 million.

Cost of software subscriptions revenues increased by $14.2 million, or 22%, for the nine months ended September 30, 2018 as compared to the respective period of the prior year. Primary drivers of the increase were increases in third-party costs to support our products of $8.1 million, headcount and personnel related costs of $3.6 million, and overhead costs to support our products of $2.1 million.

The increase in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.

Cost of other revenues. Cost of other revenues increased by $3.4 million, or 44%, for the three months ended September 30, 2018 as compared to the respective period of the prior year. This was primarily due to the increase in personnel costs of $1.3 million, the cost of product sales of $1.1 million, and professional services of $0.7 million. The increase in the cost of professional services was due to an increase in revenues for implementation services.

Cost of other revenues increased by $11.1 million, or 49%, for the nine months ended September 30, 2018 as compared to the respective period of the prior year. This was primarily due to the increase in the cost of product sales of $4.8 million, personnel costs of $3.3 million, professional services of $2.2 million, and overhead costs $0.5 million. The increase in the cost of professional services was due to an increase in revenues for implementation services.

Gross margin.  Our gross margin was 77% for both the three months ended September 30, 2018 and 2017, and was 76% for both the nine months ended September 30, 2018 and 2017. We expect gross margin to remain fairly consistent in the future.

Software subscription revenues gross margin improved to 82% from 81% in both the three and nine months ended September 30, 2018, as compared to the respective periods in the prior year, primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses. We expect our software subscription revenues gross margin to remain relatively consistent in the future.

The gross margin for other revenues improved to 28% from 24%, and to 23% from 17%, in the three and nine months ended September 30, 2018, respectively, compared to the respective periods in the prior year. The increase in gross margin for other revenues was primarily due to improved savings for phones.

Research and Development

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$26,347	$19,082	$7,265	38%	$73,812	$54,786	$19,026	35%
Percentage of total revenues	15%	15%			15%	15%

Research and development expenses increased by $7.3 million, or 38%, for the three months ended September 30, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $5.6 million, overhead costs to support our research and development efforts of $1.0 million, and professional fees of $0.2 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $1.5 million.

Research and development expenses increased by $19.0 million, or 35%, for the nine months ended September 30, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $15.1 million, overhead costs to support our research and development efforts of $2.7 million, and professional fees of $0.7 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $4.3 million.

The increases for the three and nine months ended September 30, 2018 in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our cloud-based and mobile applications.  We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.

Sales and Marketing

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
		*As Adjusted				*As Adjusted
Sales and marketing	$86,279	$61,605	$24,674	40%	$237,222	$172,231	$64,991	38%
Percentage of total revenues	49%	47%			49%	47%

Sales and marketing expenses increased by $24.7 million, or 40%, for the three months ended September 30, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $15.1 million, advertising and marketing costs of $5.3 million, overhead costs to support our marketing efforts of $2.4 million, and amortization of deferred sales commission costs of $2.0 million. The increase in personnel cost was primarily due to headcount growth and higher share-based compensation expense of $3.3 million, and other related costs.

Sales and marketing expenses increased by $65.0 million, or 38%, for the nine months ended September 30, 2018 as compared to the respective period of the prior year primarily due to increases in personnel costs of $36.8 million, advertising and marketing costs of $14.9 million, overhead costs to support our marketing efforts of $6.7 million, amortization of deferred sales commission costs of $5.1 million, and professional fees of $1.5 million. The increase in personnel cost was primarily due to headcount growth and higher share-based compensation expense of $8.1 million, and other related costs.

The increases for the three and nine months ended September 30, 2018 in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new customers with a focus on larger customers, and to establish brand recognition to achieve greater penetration into the North American and European markets. Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, Europe, and other markets.

General and Administrative

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$28,952	$19,073	$9,879	52%	$73,984	$52,885	$21,099	40%
Percentage of total revenues	17%	14%			16%	15%

General and administrative expenses increased by $9.9 million, or 52%, for the three months ended September 30, 2018 as compared to the respective period of the prior year, primarily due to increases in personnel costs of $6.4 million, acquisition related costs of $1.7 million, and legal and professional fees of $0.9 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $2.5 million.

General and administrative expenses increased by $21.1 million, or 40%, for the nine months ended September 30, 2018 as compared to the respective period of the prior year, primarily due to increases in personnel costs of $16.0 million, legal and professional fees of $2.2 million, acquisition related costs of $1.7 million, and travel costs of $0.7 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $5.7 million.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth.

Other Income (Expense), Net

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$(4,916)	$(6)	$(4,910)	Nm	$(11,163)	$(94)	$(11,069)	Nm
Other income, net	2,533	613	1,920	(313)%	3,944	1,313	2,631	(200)%
Other (expense) income, net	$(2,383)	$607	$(2,990)	Nm	$(7,219)	$1,219	$(8,438)	Nm

Nm – Not meaningful

Other income (expense), net decreased by $3.0 million for the three months ended September 30, 2018 as compared to the respective period of the prior year, and by $8.4 million for the nine months ended September 30, 2018, primarily due to an increase in interest expense resulting from the amortization of debt discount and issuance costs of our 0% convertible senior notes due 2023 (“Notes”), and foreign currency losses. This was offset by an increase in interest income on the proceeds from the issuance of our Notes.

Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, we had $577.3 million and $181.2 million, respectively, of cash and cash equivalents. Since our initial public offering in 2013 and our follow-on offering in early 2014, we have financed our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of convertible notes. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Generally over 65% of our total billings are collected through credit card payments received at the beginning of each subscription period, which is monthly for the majority of our customers.  As we continue to move up market, the number and size of customers with annual or multi-year contracts is increasing and those who opt for annual invoicing is also increasing.  For these customers, we generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Therefore, a source of our cash provided by operating activities is our deferred revenue, which is included within our condensed consolidated balance sheet as a liability.  Deferred revenue consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue ratably over the term of agreement. As of September 30, 2018 and December 31, 2017, we had deferred revenue of $80.0 million and $62.9 million, respectively.

In March 2018, we issued $460.0 million aggregate principal of the Notes in a private placement. As of September 30, 2018, the carrying value of our debt totaled $361.6 million relating to the Notes. The Notes contain customary financial covenants. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in compliance with all covenants under the Notes as of September 30, 2018.

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by operating activities	$49,102	$30,876
Net cash used in investing activities	(44,439)	(20,788)
Net cash provided by financing activities	391,981	2,539
Effect of exchange rate changes on cash and cash equivalents	(553)	(676)
Net increase in cash and cash equivalents	$396,091	$11,951

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

Net cash provided by operating activities was $49.1 million for the nine months ended September 30, 2018. Net cash provided by operating activities resulted from net loss of $20.5 million adjusted for non-cash items of $95.1 million, primarily consisting of $49.4 million of share-based compensation, $17.2 million of depreciation and amortization, $14.0 million of amortization of deferred sales commission costs, $11.0 million of amortization of debt discount and issuance costs, and $2.4 million of bad debt expense, partially offset by use of cash for working capital of $25.4 million, which was primarily driven by deferred sales commission costs of $31.8 million and the timing cash receipts and pre-payments from customers and carriers and the timing of cash payments to vendors.

Net cash provided by operating activities for the nine months ended September 30, 2018 increased by $18.2 million as compared to the respective period of the prior year. The increase was driven by a change in net loss as adjusted for non-cash items of $26.4 million. This increase was partially offset by higher cash used for working capital of $8.2 million, which was due to timing of cash payments to vendors and receipt and pre-payments from customers and carriers.

Net Cash Used in Investing Activities

Net cash used in investing activities was $44.4 million for the nine months ended September 30, 2018. Our primary investing activities have consisted of capital expenditures and internal-use software of $25.7 million, that are necessary to support our increasing customer base and headcount levels in all functions of our business. It also includes the acquisition of the existing customer base of RingCentral Office@Hand solution from AT&T for $18.5 million. The remaining $1.5 million of the total $20.0 million cash paid to

AT&T was recorded in net cash provided from operating activities as prepaid expenses. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the nine months ended September 30, 2018 increased by $23.6 million as compared to the respective period of the prior year. The increase was primarily due to $18.5 million paid for the acquisition of the existing customer base for the RingCentral Office@Hand solution from AT&T and approximately $4.7 million of capital expenditures and capitalized internal-use software to support our business growth.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and issuance of the Notes.

Net cash provided by financing activities was approximately $392.0 million for the nine months ended September 30, 2018, primarily driven by $449.5 million in proceeds from the issuance of the Notes net of issuance costs, and $13.6 million in proceeds from the issuance of shares in connection with our stock plans; partially offset by payments of capped call transactions and costs of $50.0 million and repurchase of Class A common stock of $15.0 million.

Net cash provided by financing activities for the nine months ended September 30, 2018 increased by $389.4 million as compared to the respective period of the prior year primarily due to the proceeds from the issuance of the Notes, net of issuance costs of $449.5 million partially offset by payments of capped call transactions and costs in connection with the issuance of the Notes of $50.0 million, repurchase of Class A common stock of $15.0 million, and a decrease of $6.1 million in proceeds from the issuance of shares in connection with our stock plans. The increase was also partially driven by repayment of debt in the prior year of $14.8 million.

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

Deferred Revenue

Deferred revenue primarily consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As we continue to move up market, the number of customers who opt for multi-year contracts are increasing along with their related contract values. For customers with multi-year contracts, however, we generally invoice only once annual subscription period in advance. Therefore, our deferred revenue balance does not capture the full contract value of such multi-year contracts. Accordingly, we believe that deferred revenue is not a reliable indicator of future revenues, and we do not utilize deferred revenue as a key management metric internally.

Contractual Obligations and Commitments

Except as set forth below and in Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Off-balance Sheet Arrangements

During the nine months ended September 30, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign Currency Risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, therefore, our net revenue is not currently subject to significant foreign currency risk. As part of our international expansion, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian dollars and Australian dollars and expect to add additional currencies in the future. However, this impact has not been significant in the first three quarters of 2018. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, the Philippines, Russia, Ukraine, the United Kingdom (the “U.K.”), Switzerland, the Netherlands, China, Ireland, Singapore, Australia, Italy, Japan, Spain, Brazil, and Hong Kong. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments.   For the three and nine months ended September 30, 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $0.8 million and $3.7 million, respectively, on our condensed consolidated financial statements.

Interest Rate Sensitivity

As of September 30, 2018, we had cash and cash equivalents of $515.3 million that were primarily in cash or money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended September 30, 2018, the effect of a hypothetical 10% increase or decrease in overall interest rates would not materially impact our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.

In March 2018, we issued $460.0 million aggregate principal amount of 0.0% convertible senior notes due 2023. The Notes have zero percent fixed annual interest rates and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of September 30, 2018, we did not have any accrued liabilities recorded for such loss contingencies.

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against us in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by our customers when sending facsimile transmissions over our system (“SPS Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, we filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the SPS Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, we filed a motion to dismiss the SPS Lawsuit in its entirety, along with a collateral motion to dismiss or stay the SPS Lawsuit pending a ruling by the FCC on our Petition.  On October 7, 2016, the Court granted our motion to dismiss and gave SPS 20 days to amend its complaint.  The district court concurrently dismissed our motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, we filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted our motion to dismiss with prejudice and concurrently dismissed our motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017. SPS’s opening brief on appeal was filed on December 20, 2017; asking that the dismissal be reversed and the case be returned to the district court for the Lawsuit to proceed. Our answering brief was filed on February 20, 2018; asking that the dismissal be affirmed. SPS filed its reply brief on April 12, 2018. Oral argument had been scheduled to be heard on November 16, 2018, but on October 23, 2018, the district court ordered that the case be submitted on the briefs and record without oral argument. There is no deadline for the Ninth Circuit Court of Appeals to then issue its decision. It is too early to predict the outcome of the SPS Lawsuit. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding us as a named defendant and alleging that we and other defendants violated the TCPA and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others.  Hurley alternatively alleges that we are vicariously liable for the actions of our co-defendants.  Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims.  We were served with the second amended complaint on January 4, 2018. On March 23, 2018, we filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and we filed our reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part our motion to dismiss.  The court dismissed Hurley’s vicarious liability claim, but allowed Hurley’s TCPA claim to proceed.  We filed our answer and affirmatives defenses to the second amended complaint on October 18, 2018.  It is too early to predict the outcome of this lawsuit. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

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

On August 13, 2018, we were sued by a former employee, Darren Stemple, in the United States District Court for the Northern District of California in a putative class and collective action alleging certain violations of federal and Colorado laws concerning overtime pay. The Stemple lawsuit is in its earliest stages, and it is too early to predict the outcome of this litigation. Based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, we intend to contest the allegations but have accrued for an estimated loss that may occur.

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

We have incurred substantial net losses since our inception, including net losses of $9.5 million and $20.5 million for the three and nine months ended September 30, 2018, respectively, and $4.2 million for the year ended December 31, 2017, and had an accumulated deficit of $230.0 million as of September 30, 2018. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.

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

The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others; as well as companies such as BroadSoft, Inc. (which was acquired by Cisco Systems, Inc. in February 2018) and their resellers that license their software. Mitel Networks recently announced that it will become a privately held company so that it will have additional flexibility to focus on transitioning their business to cloud solutions. They could accelerate their development and sales for such solutions and become more competitive. In addition, certain of our carriers are also our competitors.  AT&T, BT and TELUS, for example, each sell our solutions but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  For example, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, the Company and AT&T entered into a revised agreement, under which AT&T will resume reselling our solutions, and we expect sales of our solutions by AT&T to increase as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We also face competition from other cloud companies such as 8x8, Inc., Amazon.com, Inc.(with its Connect and Chime products), Dialpad, Inc., Fuze, StarBlue, Intermedia.net, Inc., j2 Global, Inc., Jive Communications, Inc., Microsoft Corporation (Microsoft Teams (Skype for Business)), Nextiva, Inc., Slack Technologies, Inc., Twilio, Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc., which recently announced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., and Oracle Corporation, any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio, Nexmo and Slack, on which customers can build diverse solutions by integrating cloud communications into business applications. These vendors leverage free, and usage and user based paid services that over time could result in disincentives for customers to switch to RingCentral. In order to compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal and value. Efforts to compete with these application marketplaces may increase our cost of revenue and lower our operating margins. In addition, in 2016 we began selling a contact center solution.  We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., NewVoiceMedia, and Salesforce.com, Inc.

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

We currently use the infrastructure of third-party network service providers, including CenturyLink, Inc., Bandwidth.com, Inc., Inteliquent, Inc. and Verizon Communications, Inc. in North America, Iristel Inc. and Comwave Networks Inc. in Canada, Colt Technology Services and British Telecommunications plc in Europe, and several others throughout the world, to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol (“IP”) networks and public switched telephone networks (“PSTN”), and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada, the U.K., Asia, Europe, Latin America, and the Middle East, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future. We also obtain certain connectivity and network services from our wholly owned subsidiary, RCLEC, Inc. (“RCLEC”) in certain geographic markets; however, RCLEC also uses the infrastructure of third-party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

We currently serve our North American customers from three data center hosting facilities located in northern California, northern Virginia, and Chicago, Illinois, where we lease space from Equinix, Inc. We serve our customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland and we serve the customers of Dimelo SA (“Dimelo”)’s digital customer engagement platform from a third-party data center hosting facility in Paris, France.  We also use third-party co-location facilities in Canada, the U.K., Australia, Switzerland, Singapore, Brazil, and Japan to serve our customers in these regions. Our collaboration solution, RingCentral Glip, is hosted by Amazon Web Services, Inc. (“AWS”), and our contact center solution is hosted by NICE inContact’s third party data center facilities and AWS. In addition, RCLEC uses third-party co-location facilities to provide us with network services at several locations. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

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

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers.  We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions.  Furthermore, while AT&T, BT, and TELUS also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud.  Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, the Company and AT&T entered into a revised agreement, under which AT&T will resume reselling our solutions, and we expect sales of our solutions by AT&T to increase as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. If AT&T will cease reselling our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and carriers, fail to develop relationships with new resellers and carriers in new markets or expand the number of resellers and carriers in our network in existing markets, or fail to manage, train, or provide appropriate incentives to our existing resellers and carriers, or if our resellers and carriers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationships with BT or TELUS, or if these carriers reduce resources committed to reselling the service, our results of operations may suffer.

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

Our operations depend on our ability to protect our production services from interruption or damage from unauthorized entry, computer malware or other events beyond our control. We have from time to time been subject to communications fraud and cyber-attacks by malicious actors, and denial of service (“DoS/DDoS”) and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach or data loss. Also, our subscriptions are web-based. The amount of data we store for our users on our servers has been increasing as our business has grown. We now host services, which includes hosting customer data, both in co-located data centers and public cloud services such as Amazon Web Services, and our RingCentral Glip product allows users to store files, tasks, calendar events, and conversations indefinitely on our service.  We also maintain sensitive data related to our technology and business, and that of our employees, strategic partners, and customers, including intellectual property, proprietary business information and personally identifiable information (also called personal data) on our own systems and also in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer segments and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states and other malicious actors. In addition, we use third-party vendors which in some cases have access to our data and our customers’ data. We employ layered security measures, but despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors’ computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network or business practices, or our or our vendors’ customers, employees, business partners, consultants or other Internet users who attempt to invade our or our vendors’ public and private computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security weakness or vulnerability in our or our vendors’ infrastructure, networks or business practices that is successfully targeted, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in strengthening our security controls or in remediating security vulnerabilities we could incur increased costs and capital expenditures and utilize employee resources to implement such measures, including potential replacements or upgrades of vulnerable hardware, such as hardware with chips that are susceptible to the recently announced Meltdown and Spectre vulnerabilities.

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

It is critical to our business that our information and our employees’, strategic partners’, and customers’ sensitive information remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber attack or other information security incident, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations, or increased cybersecurity protection costs that may have a material adverse effect on our business. In addition, a cybersecurity breach of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above. A cybersecurity breach of our partners’ systems can result in similar actual or perceived impacts.

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

These and other outcomes may:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;
•	cause us to pay license fees for intellectual property we are deemed to have infringed;
•	cause us to incur costs and devote valuable technical resources to redesigning our subscriptions;
•	cause our cost of revenues to increase;
•	cause us to accelerate expenditures to preserve existing revenues;
•	cause existing or new vendors to require pre-payments or letters of credit;
•	materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;
•	cause us to change our business methods or subscriptions;
•	require us to cease certain business operations or offering certain subscriptions or features; and
•	lead to our bankruptcy or liquidation.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 151 issued U.S. utility patents, which expire between 2025 and 2037. We also have 41 patent applications pending examination in the U.S. and 15 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

To date, we have not generated significant revenues from outside of the U.S., Canada, and the U.K. However, we already have significant operations outside these countries, including software development and information technology operations in Russia and China, software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines. In addition, Dimelo, our recently acquired digital customer engagement platform provider, is based in France. We have also recently begun selling our solutions to customers in other countries in the EU and in Australia, and we expect to grow our international presence in the future, including through the expansion of our Global Office solution and sales of our solutions to customers internationally. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
•

tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the EU, and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours or the phones that we sell, the scope and duration of which, if implemented, remain uncertain;

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

The U.K. government is in the process of negotiations in connection with the U.K.’s exit from the EU.  There is, however, considerable uncertainty as to whether the arrangements for the U.K. to leave the EU will be agreed upon within the two-year period and, if not, whether an extension of that time period would be agreed upon. There is also a risk of the U.K.'s exit from the EU being affected without mutually acceptable terms being agreed and that any terms of such exit could adversely affect our operating results, financial condition and prospects. With only six months of the two-year negotiation period remaining, the possibility of the U.K. leaving the EU with no trade deal is looking more likely than had been predicted.

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

Brexit has also created uncertainty with regard to the regulation of data protection in the U.K. In the immediate term, the U.K. will remain bound by the European General Data Protection Regulation (the “GDPR”) following its exit from the EU since the U.K. government has implemented the Data Protection Act of 2018 that implements the GDPR in U.K. domestic legislation. While the U.K. Information Commissioner’s Office has announced that there are no plans to dilute U.K. data protection laws, it is less certain how data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated. The EU Commission has announced that the U.K. will become a “third country” once it has exited the EU, notwithstanding the U.K.’s stated intention to transpose all existing EU law into its domestic law.

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

Our subscriptions are also subject to a number of other FCC regulations. Among others, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act (“CALEA”), which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•	requirements to provide E-911 to our customers;
•	contributions to the USF which requires that we pay a percentage of our interstate and international revenues to support certain federal programs;
•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our subscriptions by people with disabilities and contributions to the Telecommunications Relay Services fund;
•	rules regarding certain customer proprietary information, which require that we not use such information without customer approval, subject to certain exceptions;
•	rules requiring the reporting of certain services outages; and
•	rules regarding call completion to rural areas of the United States.

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

We are a provider of Internet voice telecommunications subscriptions in Canada. As a provider of Internet voice communications subscriptions, we, directly and through our Canadian subsidiary, are subject to regulation in Canada by the Canadian Radio-television and Telecommunications Commission (“CRTC”). We are registered with the CRTC as a reseller of telecommunications services and have been issued a basic international telecommunications services (“BITS”) license by the CRTC. As an Internet voice communications provider, we are subject to obligations imposed by the CRTC, including providing access to emergency calling services, providing access to operator assistance, directory information services, number portability, providing minimum customer information, charging customers certain regulatory charges and paying contribution charges. In addition, the CRTC has mandated that all Internet voice communications providers, such as our company, implement procedures for the authentication and verification of caller ID for all calls received in Canada by March 31, 2019, and once implemented, we will be required to offer call traceability to customers for all calls. As a holder of a BITS license, we also must comply with various annual reporting requirements. We are also subject to Canadian federal privacy and anti-spam laws and provincial consumer protection legislation.

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

Strict laws, including the GDPR, apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data, collected in or exported from the EU. The EU model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities.

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

We have taken administrative, contractual, and other measures designed to achieve compliance with the GDPR. The measures we have taken include providing adequate protection for personal data transferred from the European Economic Area (“EEA”) and Switzerland to the U.S. by virtue of our certification under the EU-U.S. and Swiss-U.S. Privacy Shield frameworks, agreed between the United States Department of Commerce, the European Commission, and the Swiss government, respectively.  Further, we also use other measures, including EU Standard Contractual Clauses (“Model Clauses”) data export agreements, for our transfers of EU personal data to other non-EEA countries, where necessary. However, we cannot guarantee that these measures will operate free from error. Nor can we guarantee that EU enforcement bodies will find RingCentral operations in complete compliance, particularly in light of significant industry uncertainty about how EU regulators will interpret the GDPR. If we are found in non-compliance with the GDPR, we may be at risk of the penalties described above.

At present, the EU-U.S. Privacy Shield framework and the use of Model Clauses to protect data exports between the EEA and U.S. are both subject to ongoing legal challenges. A case brought by an Irish digital rights group to have the EU-U.S. Privacy Shield declared invalid by the Court of Justice of the EU was dismissed in December 2017, although that dismissal may be subject to a future appeal. A ruling in a similar legal challenge to the EU-U.S. Privacy Shield, brought by a French digital rights group, is still pending. Additionally, the European Parliament has issued a non-binding resolution, recommending that the European Commission suspend the Privacy Shield program absent certain U.S. reforms in advance of the European Commission’s second review of the Privacy Shield program. The Model Clauses are also the subject of court proceedings between the Irish Data Protection Commissioner and a private individual, and this case has been referred to the Court of Justice of the EU.

Any or all of these court proceedings may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient.  Additionally, it is possible that the EU-U.S. Privacy Shield may need to be updated by the European Commission and Department of Commerce to take into account the GDPR. Should any of these prove to be the case, we will need to take any necessary and additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EEA to the U.S. and other non-EEA countries.  If we are unable to take such measures, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.

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

Other foreign jurisdictions also have currently in-effect privacy and data protection laws and regulations that may impact our growth and costs. For example, Canadian anti-spam legislation (“CASL”) prescribes certain rules regarding the use of electronic messages for commercial purposes and imposes certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to CAD 10 million, and the CRTC has begun actively enforcing the law and penalization non-compliant organizations. In June 2017, the government of Canada announced the suspension of the private right of action under CASL that was originally scheduled to come into force on July 1, 2017. During 2017, a committee of the Parliament of Canada completed a public process to review the scope, substance and enforcement of the CASL. Following the review, several recommendations were made to provide for further clarification of certain terms under CASL and for the government of Canada to reconsider implementing the private right of action that was suspended earlier in 2017. No decision has yet been made by the government of Canada regarding any changes to CASL or the implementation of the private right of action. Compliance with, and other burdens imposed by, current obligations and restrictions as well as those occasioned by future changes could increase the cost of our operations.

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

Additionally, California recently enacted the California Consumer Privacy Act (“CCPA”), which is sweeping legislation with some similarities to the GDPR. It is scheduled to come into effect on January 1, 2020. The CCPA was amended on September 23, 2018, but without substantial modification of its fundamental obligations. If CCPA is not further amended before the implementation date, we will be required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General would be able to seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA after its effective date. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches.

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

The increasing growth and popularity of Internet voice communications heighten the risk that governments will regulate or impose new or increased fees or taxes on Internet voice communications services. To the extent that the use of our subscriptions continues to grow and our user base continues to expand, regulators may be more likely to seek to regulate or impose new or additional taxes, surcharges or fees on our subscriptions. Similarly, advances in technology, such as improvements in locating the geographic origin of Internet voice communications, could cause our subscriptions to become subject to additional regulations, fees or taxes, or could require us to invest in or develop new technologies, which may be costly. Increased regulatory requirements, taxes, surcharges or fees on Internet voice communications services, which could be assessed by governments retroactively or prospectively, would substantially increase our costs, and, as a result, our business would suffer. In addition, the tax status of our subscriptions could subject us to conflicting taxation requirements and complexity with regard to the collection and remittance of applicable taxes. Any such additional taxes could harm our results of operations.

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

We provide E-911/999/112 service in compliance with the Ofcom, the CRTC and the FCC’s rules, as applicable, to substantially all of our customers’ interconnected VoIP lines. In some circumstances, 911/999/112 calls may be routed to a national emergency call center that routes the call to the appropriate PSAP. In addition, certain of our Internet voice communications services that work with mobile devices and are accessed through Wi-Fi networks may not be able to complete 911/999/112 calls. The FCC is considering requiring providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. In Canada, the CRTC requires providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. The adoption of such a requirement in the U.S. could increase our costs and make our service more expensive, which could adversely affect our results of operations. In 2017, the CRTC mandated that all telecommunications service providers, including Internet voice communications providers, are to be in a position to support Next Generation 911 (“NG9-1-1”) services by June 30, 2020 following changes to be made to the networks of incumbent telephone companies necessary to deliver the NG9-1-1 services. The implementation of the changes necessary to offer NG9-1-1 services may be costly and may make our service less competitive.

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

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our recent acquisition of Dimelo in October 2018 and our acquisition of Glip, Inc. (“Glip”) in 2015.  We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity, and stock price.

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

We are subject to tax legislation in several countries; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations, and financial condition. As such, we are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, including the U.S. federal tax legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. We are currently evaluating the Tax Act. The full impact of the Tax Act on us cannot be predicted at this time and may change significantly as regulations, interpretations, and rulings relating to the Tax Act are issued and additional changes in U.S. federal and state tax laws may be made in the future. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.

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

Our business could suffer if we cannot obtain or retain direct inward dialing numbers or are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.

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
•

require that, once our outstanding shares of Class B common stock represent less than a majority of the combined voting power of our common stock, any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent; specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our Chief Executive Officer;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

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

RingCentral, Inc.

Date: November 8, 2018	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial and Accounting Officer)