Form 10-K
period 2018-12-31
RingCentral Inc
filed 2019-02-27
CIK 1384905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 29, 2018, based on the closing price of $70.35 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $4.8 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2019, there were 69,644,199 shares of Class A common stock and 11,601,207 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2019. Such Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2018.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our progress against short-term and long-term goals;
•	our future financial performance;
•	our anticipated growth, growth strategies, and our ability to effectively manage that growth and effect these strategies;
•	our success in the enterprise market;
•	anticipated trends, developments, and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;
•	our ability to scale to our desired goals, particularly the implementation of new processes and systems and the addition to our workforce;
•	the impact of competition in our industry and innovation by our competitors;
•	our ability to anticipate and adapt to future changes in our industry;
•	our ability to predict software subscriptions revenues, formulate accurate financial projections, and make strategic business decisions based on our analysis of market trends;
•	our ability to anticipate market needs and develop new and enhanced products and subscriptions to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our customer base;
•	maintaining, expanding, and responding to changes in our relationships with other companies;
•	maintaining and expanding our distribution channels, including our network of sales agents and resellers;
•	our success with our carrier partners;
•	our ability to sell, market, and support our products and services;
•	our ability to expand our business to medium-sized and larger customers as well as expanding domestically and internationally;
•	our ability to realize increased purchasing leverage and economies of scale as we expand;
•	the impact of seasonality on our business;
•	the impact of any failure of our solutions or solution innovations;
•	our reliance on our third-party product and service providers;
•	the potential effect on our business of litigation to which we may become a party;
•	our liquidity and working capital requirements;
•	the impact of changes in the regulatory environment;
•	our ability to protect our intellectual property and rely on open source licenses;
•	our expectations regarding the growth and reliability of the internet infrastructure;
•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses, or technologies;
•	our ability to successfully and timely integrate, and realize the benefits of any significant acquisition we may make;
•	our capital expenditure projections;
•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the political environment and stability in the regions in which we or our subcontractors operate;
•	the impact of economic downturns on us and our customers;
•	our ability to defend our systems and our customer information from fraud and cyber-attack;
•	our ability to prevent the use of fraudulent payment methods for our products;
•	our ability to retain key employees and to attract qualified personnel; and
•	the impact of foreign currencies on our non-U.S. business as we expand our business internationally.

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

Overview

We are a leading provider of software-as-a-service (“SaaS”) solutions that enable businesses to communicate, collaborate, and connect. We believe that our innovative, cloud-based approach disrupts the large market for business communications and collaboration by providing flexible and cost-effective solutions that support distributed workforces, mobile employees, and the proliferation of smartphones and tablets. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and more responsive to their customers.

Our cloud-based business communications and collaboration solutions are designed to be easy to use, providing a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly and configured and managed easily. Through our platform, we enable third-party developers and customers to integrate our solution with leading business applications to suit their own business workflows.

Traditionally, business communications have been comprised of a series of inflexible, expensive, and disparate systems: on-premise hardware based private branch exchanges (“PBX systems”) which primarily support only voice on desktop phones. The rapid growth of mobile communications changed the way businesses interact. Employees connect from anywhere with any device, using multiple modes of communications including voice, video, text, messaging, and social media. These forms of flexible communications enable employees to be productive in ways on-premise systems do not support. In addition, our cloud-based SaaS solutions are location and device independent and better suited to address the needs of modern mobile and global enterprise workforces that are hard, if not impossible, for legacy on-premise systems to match.

We believe RingCentral benefits from both the shift to mobile and distributed workforces and the migration of hardware on-premise based communication systems to cloud-based software solutions. RingCentral’s software cloud communications platform is designed from the ground-up, specifically for today’s mobile and distributed workforce. RingCentral is a leading provider of global enterprise cloud communications, collaboration, and customer engagement solutions. We provide unified voice, video, on-line meetings, team messaging, digital customer engagement, and contact center solutions. In addition, our differentiated open platform Application Programming Interfaces (“APIs”) enable seamless integration with third-party and custom software applications. These integrations improve business workflows resulting in higher employee productivity and better customer service. Our global delivery capabilities support the needs of multi-national enterprises in multiple countries.

We primarily generate revenues from the sale of software subscriptions for our cloud-based services. We focus on acquiring and retaining our customers, adding value to their experience, and increasing their use of our products. As customer needs change, they add users to services, upgrade to premium subscription editions, providing additional features and functionality, and expand use of other products. We continue to invest in our direct sales force while also developing indirect sales channels to market our brand and sell our product offerings. Our indirect channel partners include regional and global master agents, national partners, and strategic partners such as Alphabet Inc. (the parent company of Google Inc.). We also sell our solutions through carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”) and BT Group plc (“BT”).

“RingCentral” and other of our trademarks appearing in this report are our property. This report also contains trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Our Solutions

Our cloud-based business communications, collaboration, and customer engagement solutions function across multiple locations and devices, including smartphones, tablets, PCs and desk phones, allow for communication across multiple modes, including high-definition (“HD”) voice, video, SMS, messaging and collaboration, conferencing, online meetings, and fax. Our proprietary solutions enable a more productive and dynamic workforce and are architected using industry standards to meet modern business communications and collaboration requirements, including workforce mobility, “bring-your-own” communications device environments and multiple communications methods.

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

We believe that our solutions go beyond the core functionality of existing on-premise communications solutions by providing additional key benefits that address the changing requirements of business to allow business communications using voice, SMS, team messaging, collaboration, fax, social media, and HD video web conferencing. The key benefits of our solutions include:

•

Location Independence.    Our cloud-based solutions are designed to be location independent. We seamlessly connect distributed and mobile users, enabling employees to communicate with a single identity whether working from a central location, a branch office, on the road, or at home.

•

Global.     Our RingCentral Global Office capabilities support multinational enterprise workforces. RingCentral Global Office connects multinational workforces globally, while reducing the complexity and high costs of maintaining multiple legacy on-premise PBX systems with a single global cloud solution.

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

•

Seamless and Intuitive Integration with Other Applications.    Applications are proliferating within businesses of all sizes. Integration of these business applications with legacy on-premise systems is typically complex and expensive, which limits the ability of businesses to leverage cloud-based applications. Our platform provides seamless and intuitive integration with multiple popular cloud-based business applications such as Office365, Google G-Suite, Salesforce CRM, Oracle, Okta, Zendesk, and Box, as well as customer lines-of business applications.

Our Products

RingCentral has a portfolio of cloud-based offerings that are subscription based and made available at different monthly rates, varying by the specific functionalities, services, and number of users.  We primarily generate revenues from the sale of software subscriptions of our offerings, which include the following:

RingCentral Office.    RingCentral Office, our flagship product, provides a unified experience for communication and collaboration across multiple modes, including HD voice, video, SMS, messaging and collaboration, conferencing, online meetings, and fax. Offered globally, customers can extend RingCentral Office to support their multinational workforce in many countries around the world. This subscription is designed primarily for businesses that require a communications solution, regardless of location, type of device, expertise, size, or budget. Businesses are able to seamlessly connect users working in multiple office locations on smartphones, tablets, PCs and desk phones. We sell RingCentral Office in four editions: Essentials, Standard, Premium, and Ultimate. Our Essentials Edition is designed for small organizations and includes high definition voice, call management, mobile applications, business SMS and MMS, team messaging and collaboration, audio/video/web conferencing capabilities, and out-of-the-box integrations with other cloud-based business applications such as Box, Dropbox, Google G-Suite, Office365, Outlook, and Salesforce. Our Standard Edition includes Essentials functionality, together with auto-attendant, fax, and business analytics and reporting. Our Premium and Ultimate Editions include the Standard Edition functionality, together with additional software integrations with business applications such as Salesforce CRM, Zendesk, and others, the ability to create, develop, and deploy custom integrations using our APIs, more advanced call routing for our larger customers with multiple business units, and automatic call recording. All editions also vary in the number of included toll-free minutes and number of concurrent video and web conference meeting attendees. RingCentral Office customers also have available to them RingCentral Global Office.

Key features of RingCentral Office include:

•

Cloud-Based Business Communications Solutions.    We offer multi-user, multi-extension, cloud-based business communications solutions that do not require installation, configuration, management, or maintenance of on-premise hardware and software. Our solutions are instantly activated and deliver a rich set of functionalities across multiple locations and devices.

•

Collaboration.    We offer team messaging and collaboration solutions which allow diverse teams to stay connected through multiple modes of communication. In addition to team messaging and communications, teams can share tasks, notes, group calendars, and files.

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

•

Integrated Voice, Text, HD Video and Web Conferencing, and Fax Communications with One Business Number.    By eliminating the need for multiple business numbers, users are able to easily control how, when, and where they conduct their business communications through routing logic with one number. Employees can stay connected, thus increasing efficiency, productivity, and responsiveness to their customers. Having one business number also enables users to keep personal mobile numbers private. RingCentral Rooms and Rooms Connector bring a cloud web conferencing solution to meeting rooms, support for large meetings and Webinars for a monthly per license add-on fee.

•

Cloud-based Business Application Integrations.    Our solution seamlessly integrates with other cloud-based business applications such as Salesforce CRM, Google Cloud, Box, Dropbox, Office365, Oracle, Okta, Zendesk, Jira, Asana, and others. For example, our integration with Salesforce CRM brings up customer records immediately based on inbound caller IDs, resulting in increased productivity and efficiency. Our open platform is supported by APIs and software developers’ kits (“SDKs”) that allows developers to integrate our solution with leading business applications or with other custom applications to customize their own business workflows.

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

•

RingCentral CloudConnect.  RingCentral CloudConnect is a service that allows enterprises to leverage their dedicated and secure connections to exchange data directly with the RingCentral cloud. Customers use their preferred network service provider to connect to the RingCentral cloud through a secure data exchange enabling lower latency, greater network reliability and availability, and added security.

RingCentral Contact Center.    Our RingCentral Contact Center is a collaborative contact center solution that delivers omni-channel and integrates with RingCentral Office and RingCentral Glip. RingCentral Contact Center enables businesses to transform the way they engage their customers across all channels while effectively maximizing agent availability. The solution leverages technology from NICE inContact, Inc., and has a comprehensive feature set that integrates with RingCentral Office. This enables businesses to build customer loyalty and increase productivity by resolving customer issues faster and more effectively.

RingCentral Engage.    RingCentral Engage is a digital customer engagement platform allowing enterprises to interact with their customers through a single platform across all digital channels. The platform uses AI-based smart routing engine that enables agents to efficiently manage customer interactions across digital channels including mobile and in-app messaging, social media, live chats, and email.

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

Our Customers

We have a diverse and growing customer base across a wide range of industries, including financial services, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the year ended December 31, 2018, none of our customers accounted for more than 10% of total revenue. For the years ended December 31, 2017 and 2016, revenue generated from one of our carrier resellers, AT&T, accounted for 11%, and 14% of our total revenues, respectively.

We sell our products to enterprise customers, and small and medium-sized businesses. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. We continuously expand our product offering globally and believe that there are additional growth opportunities in international markets.

Marketing, Sales and Support

We use a variety of marketing, sales, and support activities to generate and cultivate ongoing customer demand for our subscriptions, acquire new customers, and engage with our existing customers. We sell through both direct and indirect channels. We provide onboarding implementation support to help our customers set up and configure their newly purchased communications system, as well as ongoing self-service, phone support, online chat support, and training. We also closely track and monitor customer acquisition costs to assess how we are deploying our marketing, sales, and customer support spending.

•

Marketing.    Our marketing efforts include search engine marketing, search engine optimization, affiliates, list buys, shared leads, content leads, appointment setting, radio advertising, online display advertising, sports sponsorships, billboard advertising, tradeshows and events, and other forms of demand generation. We track and measure our marketing costs closely across all channels so that we can acquire customers in a cost-efficient manner.

•	Direct Sales. We primarily sell our products and software subscriptions through direct inbound and outbound sales efforts. We have direct sales representatives located in the U.S. and internationally.
•

Indirect Sales.    Our indirect sales channel consists of a network of resellers who sell our solutions, including regional and global master agents, and partners. We also sell our solutions through carriers including AT&T, TELUS and BT. Our indirect sales channels help broaden the adoption of our products without the need for a large direct sales force.

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

Research and Development

We believe that continued investment in research and development is critical to expanding our leadership position within the cloud-based business communications solutions market. We devote the majority of our research and development resources to software development. Our engineering team has significant experience in various disciplines related to our platform, such as voice, text, team messaging and collaboration, video and fax processing, mobile application development, IP networking and infrastructure, contact center, digital customer engagement, user experience, security, and robust multi-tenant cloud-based system architecture.

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

As part of our strategy to expand our technological capabilities, we acquired Dimelo, a cloud-based digital customer engagement platform, in October 2018, and Connect First, Inc. (“Connect First”), a cloud-based outbound/blended customer engagement platform for midsize and enterprise companies, in January 2019. These strategic acquisitions enable us to complement our technology and skill sets and expand our product reach.

Our research and development expenses were $101.0 million, $75.1 million, and $65.5 million in fiscal years 2018, 2017, and 2016, respectively.

Technology and Operations

Our platforms are hosted both in private and public clouds. Our private clouds are built on a highly scalable and flexible infrastructure comprised of commercially available hardware and software components. We believe that both hardware and software components of our platform can be replaced, upgraded or added with minimal or no interruption in service. The system is designed to have no single point-of-failure.

Our private cloud is served from 28 data centers located in 21 cities. We operate data centers in the United States, Canada, the United Kingdom, the Netherlands, Switzerland, France, Australia, Singapore, and Japan. Our data centers are designed to host mission-critical computer and communications systems with redundant, fault-tolerant subsystems, and compartmentalized security zones. We maintain a security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to our customers’ data. We limit access to on-demand servers and networks at our production and remote backup facilities.

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

Our intellectual property portfolio includes 153 issued U.S. utility patents, which expire between 2025 and 2037. We also have 46 patent applications pending examination in the U.S. and 15 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. In general, our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our products and software subscriptions.

Competition

The market for business communications solutions is very large, rapidly evolving, complex, fragmented and defined by changing technology, and customer needs. We expect competition to continue to increase in the future. We believe that the principal competitive factors in our market include:

•	subscription features and capabilities;
•	system reliability, availability, and performance;

•	speed and ease of activation, setup, and configuration;
•	ownership and control of the underlying technology;
•	open platform;
•	integration with mobile devices;
•	brand awareness and recognition;
•	simplicity of the pricing model; and
•	total cost of ownership.

We believe that we generally compete favorably on the basis of the factors listed above.

We face competition from a broad range of providers of business communications solutions. Some of these competitors include:

•

traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, and Siemens Enterprise Networks, LLC, any of which may now or in the future also host their solutions through the cloud;

•

software providers such as Microsoft Corporation (Microsoft Teams (Skype for Business)) and BroadSoft, Inc. (acquired by Cisco Systems, Inc.) that generally license their software and may now or in the future also host their solutions through the cloud, and their resellers including major carriers and cable companies;

•

established communications providers that resell on-premise hardware, software, and hosted solutions, such as AT&T, Verizon Communications Inc., Sprint Corporation, and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group Plc, and others in the U.K., all of whom have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud;

•

other cloud companies such as 8x8, Inc., Amazon.com, Inc. (with its Connect and Chime products), DialPad, Inc., Fuze, StarBlue, Intermedia.net, Inc., J2 Global, Inc., Jive Communications, Inc., Microsoft Corporation (Microsoft Teams (Skype for Business)), Nextiva, Inc., Twilio, Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc.;

•

other large internet companies such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and Salesforce.com, Inc., any of which might launch its own cloud-based business communication services or acquire other cloud-based business communications companies in the future;

•

providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio, Inc., Nexmo (acquired by Vonage Holding Corp.), and Slack Technologies, Inc., on which customers can build diverse solutions by integrating cloud communications into business applications;

•

established contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., NewVoiceMedia (acquired by Vonage Holdings Corp.), Salesforce.com, Inc., and Twilio, Inc.; and

•	Digital engagement vendors such as Brand Embassy Ltd, eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc., among others named above that may offer similar features.

Employees

As of December 31, 2018, we had 1,871 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good and we have never experienced any work stoppages.

Regulatory

As a provider of communication services over the Internet, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund, and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess interconnected Voice over Internet Protocol (“VoIP”) services. In addition, we have certified a wholly owned subsidiary as a competitive local exchange carrier in thirty-four states. This subsidiary, RCLEC, is subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commissions in states where the subsidiary provides services. Specific regulations vary on a state-by-state basis, but generally include the requirement for our subsidiary to register or seek certification to provide its services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection, and consumer protection requirements.

As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our subscriptions. Regulatory treatment of communications services over the Internet outside the U.S. varies from country to country, is often unclear, and may be more onerous than imposed on our subscriptions in the U.S. In the United Kingdom, for example, our subscriptions are regulated by Ofcom, which, among other things, requires electronic communications services providers such as our company to provide all users access to both 112 (EU-mandated) and 999 (U.K.-mandated) emergency service numbers at no charge. Similarly, in Canada, our subscriptions are regulated by the CRTC, which, among other things, imposes requirements similar to the U.S. related to the provision of E-911 services in all areas of Canada where the wireline incumbent carrier offers such 911 services. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on the use of our subscriptions in international locations. See the section entitled “Risk Factors” for more information.

Geographic Information

For a description of our revenue by geographic location, see Note 14 to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, ir.ringcentral.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the “SEC”. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We have incurred substantial net losses since our inception, including net losses of $26.2 million, $4.2 million and $16.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and had an accumulated deficit of $235.7 million as of December 31, 2018. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.

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

The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others; as well as companies such as Microsoft Corporation (Microsoft Teams (Skype for Business)) and BroadSoft, Inc. (acquired by Cisco Systems, Inc.) and their resellers that license their software. Mitel Networks became a privately held company in November 2018, enabling it to have additional flexibility to focus on transitioning their business to cloud solutions. They could accelerate their development and sales for such solutions and become more competitive. In addition, certain of our carriers are also our competitors.  AT&T, BT and TELUS, for example, each sell our solutions but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  For example, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, the Company and AT&T entered into a revised agreement, under which AT&T has resumed reselling our solutions, and we expect sales of our solutions by AT&T to increase as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We also face competition from other cloud companies such as 8x8, Inc., Amazon.com, Inc. (with its Connect and Chime products), Dialpad, Inc., Fuze, StarBlue, Intermedia.net, Inc., J2 Global, Inc., Jive Communications, Inc., Microsoft Corporation (Microsoft Teams (Skype for Business)), Nextiva, Inc., Twilio, Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc., which recently announced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio, Inc., Nexmo (acquired by Vonage Holdings Corp.) and Slack Technologies, Inc., on which customers can build diverse solutions by integrating cloud communications into business applications. These vendors leverage free, and usage and user based paid services that over time could result in disincentives for customers to switch to RingCentral. In order to compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal and value. Efforts to compete with these application marketplaces may increase our cost of revenue and lower our operating margins. In addition, in 2016 we began selling a contact center solution.  We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., NewVoiceMedia (acquired by Vonage Holdings Corp.), Salesforce.com, Inc., and Twilio, Inc. We also face competition from digital engagement vendors such as Brand Embassy Ltd, eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc., among others named above that may offer similar features.

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

On January 4, 2018, the FCC released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. The order does require broadband providers to disclose publicly accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband Internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services and entrepreneurs and other small businesses to develop, market, and maintain Internet offerings. The rules require that such disclosure be made via a publicly available, easily accessible website or through transmittal to the FCC. The order also shifts regulatory oversight of broadband providers to the Federal Trade Commission, under its authority to prevent unfair or deceptive acts or practices. The new rules went into effect on June 11, 2018. The FCC decision was appealed and oral argument was held on February 1, 2019 before the U.S. Court of Appeals for the District of Columbia Circuit. In addition, Congress may take action to curtail or modify the FCC’s new broadband rules. On September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements.  The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the new FCC rules, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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

Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers.  We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions.  Furthermore, while AT&T, BT, and TELUS also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud.  Such competitors may cease reselling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.  In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, the Company and AT&T entered into a revised agreement, under which AT&T has resumed reselling our solutions, and we expect sales of our solutions by AT&T to increase as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. If AT&T will cease reselling our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and carriers, fail to develop relationships with new resellers and carriers in new markets or expand the number of resellers and carriers in our network in existing markets, or fail to manage, train, or provide appropriate incentives to our existing resellers and carriers, or if our resellers and carriers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationships with BT or TELUS, or if these carriers reduce resources committed to reselling the service, our results of operations may suffer.

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

A cyber-attack, information security breach or denial of service event could delay or interrupt service to our customers, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our production services from interruption or damage from unauthorized entry, computer malware or other events beyond our control. We have from time to time been subject to communications fraud and cyber-attacks by malicious actors, and denial of service (“DoS/DDoS”) and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach or data loss. Also, our subscriptions are web-based. The amount of data we store for our users on our servers has been increasing as our business has grown. We now host services, which includes hosting customer data, both in co-located data centers and public cloud services such as Amazon Web Services, and some of our products allow users to store files, tasks, calendar events, and messages indefinitely on our service.  We also maintain sensitive data related to our technology and business, and that of our employees, strategic partners, and customers, including intellectual property, proprietary business information and personally identifiable information (also called personal data) on our own systems and also in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer segments and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states and other malicious actors. In addition, we use third-party vendors which in some cases have access to our data and our customers’ data. We employ layered security measures and have established and implemented a vulnerability disclosure program to address third party reports. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors’ computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network or business practices, or our or our vendors’ customers, employees, business partners, consultants or other Internet users who attempt to invade our or our vendors’ public and private computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security weakness or vulnerability in our or our vendors’ infrastructure, networks or business practices that is successfully targeted, we could face increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our customers, fines, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in strengthening our security controls or in remediating security vulnerabilities we could incur increased costs and capital expenditures.

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

It is critical to our business that our information and our employees’, strategic partners’, and customers’ sensitive information remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations, contractual liability relating to contractual security obligations and other possible liabilities. Additionally, a cyber-attack or other information security incident, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations, or increased cybersecurity protection costs that may have a material adverse effect on our business. In addition, a cybersecurity breach of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above. A cybersecurity breach of our partners’ or vendors’ systems can result in similar actual or perceived impacts.

While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by privacy or security incidents. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Laws, regulations, and enforcement actions relating to security and privacy information continue to evolve. We have incurred and expect to continue to incur significant expenses to prevent security incidents. It is possible that, in order to support changes to applicable laws and to support our expansion of sales into new geographic areas or into new industry segments, we will need to increase or change our cyber-security systems and expenditures. Further, it is possible that changes to laws and regulations relating to security and privacy may make it more expensive to operate in certain jurisdictions and may increase the risk of our not being in compliance with such changing laws and regulations.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 153 issued U.S. utility patents, which expire between 2025 and 2037. We also have 46 patent applications pending examination in the U.S. and 15 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.

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

Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard (“PCI DSS”) in the United States, Canada, and the U.K. If we fail to maintain compliance with current merchant standards, such as PCI DSS, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and personal identification numbers (“PINs”) to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and expense that we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our subscriptions are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition, and ability to grow our business.

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

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;
•	restrictions on travel to or from countries in which we operate or inability to access certain areas;
•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•	changes in diplomatic and trade relationships, including tariffs and other non-tariff barriers, such as quotas and local content rules;
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

On June 23, 2016, a referendum was held on the U.K.’s membership in the EU the outcome of which was a vote in favor of leaving the EU, commonly referred to as Brexit. The Brexit vote created an uncertain political, economic, and regulatory environment in the U.K. and potentially across other EU member states, which may last for a number of months or years.

The date of the U.K.’s exit from the EU is currently scheduled for March 29, 2019, and the terms of the exit remain uncertain as the U.K. has not approved the terms that were negotiated with the EU. It is uncertain whether the date of the exit will be extended. There is a risk of the U.K.'s exit from the EU being effected without mutually acceptable terms being agreed and that any terms of such exit could adversely affect our operating results, financial condition and prospects. Even if a last minute negotiated settlement is achieved between the EU and the U.K. for the terms of the exit (with or without the date of the exit being extended), the effect of uncertainty of the last two years could adversely affect our operating results, financial conditions and prospects.

The political and economic instability created by the Brexit vote has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding the U.K.’s exit from the EU, if any, it is possible that there may be adverse practical and/or operational implications on our business.

Brexit has also created uncertainty with regard to the regulation of data protection in the U.K. In the immediate term, the U.K. will remain bound by the GDPR following its exit from the EU since the U.K. government has implemented the Data Protection Act of 2018 that implements the GDPR in U.K. domestic legislation. While the U.K. Information Commissioner’s Office has announced that there are no plans to dilute U.K. data protection laws, it is less certain how data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated. The EU Commission has announced that the U.K. will become a “third country” once it has exited the EU, notwithstanding the U.K.’s stated intention to transpose all existing EU law into its domestic law.

Consequently, no assurance can be given as to the overall impact of the Brexit vote and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

Our business could be negatively impacted by changes in the United States political environment.

The 2016 presidential election in the United States has resulted in significant uncertainty with respect to, and has and could further result in changes in, legislation, regulation, and government policy at the federal level, as well as the state and local levels, and the results of the 2018 congressional elections may result in further significant uncertainty and changes. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to existing telecommunications laws and regulations, trade agreements, immigration policy, import and export regulations, tariffs and customs duties, income tax regulations and the federal tax code, public company reporting requirements, and antitrust enforcement. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

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

State Regulation

States currently do not regulate our Internet voice communications subscriptions, which are considered to be nomadic because they can be used from any broadband connection. However, a small number of state regulatory commissions have ruled that non-nomadic Internet voice communications services may or do fall within the definition of “telecommunications services” and therefore those states assert that they have jurisdiction to regulate the service. No states currently require certification for nomadic Internet voice communications service providers. Even if a state does not require Internet voice communications service providers to be certified, a number of states require us to register as a Voice over Internet Protocol (“VoIP”) provider, contribute to state USF, contribute to E-911, and pay other surcharges and annual fees that fund various utility commission programs, while others are actively considering extending their public policy programs to include the subscriptions we provide. We pass USF, E-911 fees, and other surcharges through to our customers, which may result in our subscriptions becoming more expensive or require that we absorb these costs. We expect that some state public utility commissions will continue their attempts to apply state telecommunications regulations to Internet voice communications subscriptions like ours.

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

We are a provider of Internet voice telecommunications subscriptions in Canada. As a provider of Internet voice communications subscriptions, we, directly and through our Canadian subsidiary, are subject to regulation in Canada by the Canadian Radio-television and Telecommunications Commission (“CRTC”). We are registered with the CRTC as a reseller of telecommunications services and have been issued a basic international telecommunications services (“BITS”) license by the CRTC. As an Internet voice communications provider, we are subject to obligations imposed by the CRTC, including providing access to emergency calling services, providing access to operator assistance, directory information services, number portability, providing minimum customer information, charging customers certain regulatory charges and paying contribution charges. In addition, the CRTC has mandated that all Internet voice communications providers, such as our company, implement procedures for the authentication and verification of caller ID for all calls received in Canada by March 31, 2019, and once implemented, we will be required to offer call traceability to customers for all calls. The CRTC recently mandated that providers of voice telecommunications service in Canada, like our service, provide universal network call blocking, where the call identification does not conform to established numbering plans, by December 2019 unless prior to this date alternate call filtering services are offered in the alternative. As a holder of a BITS license, we also must comply with various annual reporting requirements. We are also subject to Canadian federal privacy and anti-spam laws and provincial consumer protection legislation.

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

There are a number of federal, state, local, and foreign laws and regulations (including the GDPR in the EU), as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. We expect that with the implementation of our Global Office solution, we may become subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Failure to comply with obligations and restrictions related to data privacy and security in any jurisdiction in which we operate could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm our business.

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

At present, we use the EU-U.S. and Swiss-U.S. Privacy Shield framework and EU Standard Contractual Clauses (“Model Clauses”) to protect data exports between the EEA and U.S. The EU-U.S. Privacy Shield and the Model Clauses are subject to ongoing legal challenges. Any or all of these court proceedings may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient.  Additionally, it is possible that the EU-U.S. Privacy Shield or the Model Clauses may need to be updated by the European Commission, the Swiss Administration, and Department of Commerce to take into account the GDPR. Should any of these prove to be the case, we will need to take any necessary and additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EEA to the U.S. and other non-EEA countries.  If we are unable to take such measures, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.

Additionally, although the U.K. has passed a Data Protection Act that substantially implements the GDPR, the future of cross-border data flows following the U.K.’s anticipated exit from the EU in Brexit is uncertain.  As such, it may become necessary for us to implement additional data export solutions, like the Model Clauses, to enable the continued flow of personal data between our U.K. operations and our EU customers and affiliates.  Implementing these solutions may take time and, if not achieved promptly before or immediately following Brexit, may result in disruption to our business and expose us to potential regulatory fines and civil claims.

The European Commission has also proposed new legislation to enhance privacy protections for users of communications services and to enhance protection for individuals against online tracking technologies.  The proposed legislation, the Regulation on Privacy and Electronic Communications (the “e-Privacy Regulation”), is currently undergoing legislative scrutiny. When introduced, the e-Privacy Regulation is expected to impose greater potential liabilities upon communications service providers, including potential fines for the most serious of breaches of the greater of €20 million or 4% of worldwide annual turnover.  New rules introduced by the e-Privacy Regulation are likely to include enhanced consent requirements for communications service providers in order to use communications content and communications metadata to deliver value added services, as well as restrict the use of data related to corporations and other non-natural persons. These restrictions, if adopted, may affect our future business growth in the EU.

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

In 2015, Canada’s privacy legislation was amended to implement mandatory data breach notification requirements and fines of up to CAD 100,000 per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. Such obligations and restrictions, in force since November 1, 2018, may limit our ability to collect, store, process, use, transmit, and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share, and disclose data with others through our products and subscriptions.

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

We have implemented policies and procedures to assist us in complying with applicable privacy-related laws and regulations and our contractual obligations and will develop new policies and procedures as new legal obligations arise. However, we cannot provide assurance regarding how these regulations will be interpreted as they apply to our operations. Regulation of personal information is evolving, and new laws could further impact how we handle personal information or could require us to incur additional compliance costs, either of which could have an adverse impact on our operations.

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

We provide E-911/999/112 service in compliance with the Ofcom, the CRTC and the FCC’s rules, as applicable, to substantially all of our customers’ interconnected VoIP lines. In some circumstances, 911/999/112 calls may be routed to a national emergency call center that routes the call to the appropriate PSAP. In addition, certain of our Internet voice communications services that work with mobile devices and are accessed through Wi-Fi networks may not be able to complete 911/999/112 calls. The FCC is considering requiring providers of Internet voice communications services accessed from applications on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. In Canada, the CRTC requires providers of Internet voice communications services on mobile devices and softphones to provide E-911 service, if such service may be used to make calls to the public telephone network. The adoption of such a requirement in the U.S. could increase our costs and make our service more expensive, which could adversely affect our results of operations. In 2017, the CRTC mandated that all telecommunications service providers, including Internet voice communications providers, are to be in a position to support Next Generation 911 (“NG9-1-1”) services by June 30, 2020 following changes to be made to the networks of incumbent telephone companies necessary to deliver the NG9-1-1 services. The implementation of the changes necessary to offer NG9-1-1 services may be costly and may make our service less competitive.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations, such as Charlotte, North Carolina; Fort Lauderdale, Florida; London, England, Paris, France, Xiamen, China, and Sydney, Australia, where we maintain offices. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our recent acquisitions of Dimelo and Connect First and our acquisition of Glip, Inc. (“Glip”) in 2015.  We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity, and stock price.

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
•

the potential liability or expenses associated with new types of data stored, existing security obligations or liabilities, unknown product weaknesses, inadequate security measures in place, and compromise of our networks via access to our systems from assets not previously under our control; and

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

As of December 31, 2018, we had federal and state net operating loss carryforwards (“NOLs”) of $428.7 million and $344.8 million, respectively, available to offset future taxable income, due to prior period losses, which, if not utilized, will begin to expire in 2023 for federal purposes and will begin to expire in 2021 for state purposes. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm, KPMG LLP, is required to and has issued an attestation report as of December 31, 2018. While management concluded internal control over financial reporting was effective as of December 31, 2018, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

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
•

changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, changes in diplomatic or trade relationships, civil unrest in various parts of the world, acts of war, terrorist attacks, or other catastrophic events.

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

Our corporate headquarters, one of our data centers and one of our subsidiary’s co-location facilities are located in California, a number of co-location facilities are located in Asia and Australia, our third-party customer service call centers operated by our contractors are located in the Philippines, and one of our research and development facilities is located on the coast of China. All of these locations are on the Pacific Rim near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes and tsunamis. Additionally, our China facility, our third-party customer service and support facilities in the Philippines, and our CLEC subsidiary’s co-location facility in Florida are located in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political unrest, and terrorist attacks and similar events that are beyond our control. Global warming trends are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Our corporate headquarters is located in Belmont, California, and consists of approximately 110,000 square feet of office space, under a lease that expires in July 2021.

We also lease offices in Denver, Colorado; Charlotte, North Carolina; Fort Lauderdale, Florida; London, England; Xiamen, China; Kwun Tong, Hong Kong; Paris, France; and other small offices worldwide. In addition, we lease space from third-party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna and Ashburn, Virginia; San Jose and Santa Clara, California; Chicago, Illinois; Amsterdam, the Netherlands; Zurich, Switzerland; Sydney, Australia; Tokyo, Japan, and Singapore. We expect to further expand our facilities and datacenter capacity internationally during the year ending December 31, 2019. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 9 Commitment and Contingencies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under “Legal Matters” which is incorporated herein by reference.

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

Stockholders

As of February 20, 2019, there were 25 stockholders of record of our Class A common stock and Class B common stock. Because most of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Sales of Unregistered Equity Securities and Use of Proceeds

None.

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

The graph below compares the cumulative total return on our Class A common stock with that of the Russell 2000 Index and the Nasdaq Computer Index. The period shown commences on the last trading day of the Company’s fiscal year ended December 31, 2013, and ends on December 31, 2018, the end of our last fiscal year. The graph assumes $100 was invested at the close of market on December 31, 2013 in the Class A common stock of RingCentral, Inc., or on December 31, 2013 in the Russell 2000 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial statements and data should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period. The consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016, are derived from our audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2016 has been derived from our audited consolidated financial statements adjusted for the adoption of ASC 606, Revenue from Contracts with Customers (Topic 606). The consolidated statements of operations and consolidated balance sheet data as of and for the years ended December 31, 2015 and 2014 are derived from our audited consolidated financial statements, which have not been adjusted for ASC 606.

	Year ended December 31,
	2018	2017*	2016*	2015	2014
	(in thousands, except per share amounts)
Consolidated Statements of Operations
Revenues
Software subscriptions	$612,888	$465,254	$356,562	$271,245	$200,098
Other	60,736	38,363	23,874	24,983	19,789
Total revenues	673,624	503,617	380,436	296,228	219,887
Loss from operations	(16,436)	(5,338)	(12,868)	(30,932)	(45,205)
Net loss	$(26,203)	$(4,204)	$(16,225)	$(32,099)	$(48,340)
Net loss per common share
Basic and diluted	$(0.33)	$(0.06)	$(0.22)	$(0.46)	$(0.72)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	79,500	76,281	72,994	70,069	66,818

* Includes the impact of adoption of Topic 606 in 2018. Periods prior to 2016 have not been revised.

	As of December 31,
	2018	2017*	2016*	2015	2014
Consolidated Balance Sheet Data (in thousands)
Cash and cash equivalents	$566,329	$181,192	$160,355	$137,588	$113,182
Short-term investments	$—	$—	$—	$—	$28,479
Working capital surplus	$508,155	$139,602	$100,220	$90,472	$83,513
Total assets	$894,326	$359,814	$286,297	$214,813	$188,337
Deferred revenue	$88,527	$62,917	$44,618	$36,657	$25,586
Debt and capital lease obligations	$370,324	$—	$15,021	$19,040	$25,621
Total stockholders' equity	$317,609	$228,346	$164,248	$110,132	$96,505

* Includes the impact of adoption of Topic 606 in 2018. Periods prior to 2016 have not been revised.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of software-as-a-service (“SaaS”) solutions that enable businesses to communicate, collaborate, and connect. We believe that our innovative, cloud-based approach disrupts the large market for business communications and collaboration by providing flexible and cost-effective solutions that support distributed workforces, mobile employees, and the proliferation of smart phones and tablets. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and more responsive to their customers.

Our cloud-based business communications and collaboration solutions are designed to be easy to use, providing a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly, configured and managed easily. Through our platform, we enable third-party developers and customers to integrate our solution with leading business applications to suit their own business workflows.

RingCentral has a portfolio of cloud-based offerings that are subscription based, made available at different monthly rates, varying by the specific functionalities, services, and number of users.  We primarily generate revenues from the sale of software subscriptions to our offerings.

Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the years ended December 31, 2018, 2017, and 2016, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured office phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.

We make significant upfront investments to acquire customers. We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of resellers who sell our solutions. We also sell our solutions through carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”) and BT Group plc (“BT”). We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.

Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. As of December 31, 2018, we had customers from a range of industries, including financial services, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the years ended December 31, 2018, 2017 and 2016, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to medium-sized and larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.

While these areas represent significant opportunities for us, they also pose risks and challenges that we must address in order to sustain the growth of our business and improve our operating results. We have experienced significant growth in recent periods, with total revenues of $673.6 million, $503.6 million and $380.4 million, in the years ended December 31, 2018, 2017 and 2016, respectively, representing year-over-year increases of 34% and 32%, respectively. We have continued to make significant expenditures and investments, including those in sales and marketing, research and development, infrastructure and operations and incurred net losses of $26.2 million, $4.2 million, and $16.2 million in the years ended December 31, 2018, 2017 and 2016, respectively.

Key Business Metrics

In addition to United States generally accepted accounting principles (“U.S. GAAP”) and financial measures such as total revenues, gross margin, and cash flows from operations, we regularly review a number of key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. We discuss revenues and gross margin under “Results of Operations” and cash flow from operations under “Liquidity and Capital Resources.” Other key business metrics are discussed below.

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges contracted at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2018 were $60.5 million. As such, our ARR at December 31, 2018 was $725.8 million compared to $546.4 million at December 31, 2017.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions

We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that only customer subscriptions from RingCentral Office, RingCentral Contact Center, and RingCentral Engage customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at December 31, 2018 was $644.1 million compared to $466.2 million at December 31, 2017.

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

We define Dollar Net Change as the quotient of (i) the difference of our Monthly Recurring Subscriptions at the end of a period minus our Monthly Recurring Subscriptions at the beginning of a period minus our Monthly Recurring Subscriptions at the end of the period from new customers, we added during the period, (ii) all divided by the number of months in the period. We define our Average Monthly Recurring Subscriptions as the average of the Monthly Recurring Subscriptions at the beginning and end of the measurement period.

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

Our key business metrics for the five quarterly periods ended December 31, 2018 were as follows (dollars in millions):

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$725.8	$673.6	$629.6	$589.0	$546.4
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$644.1	$591.7	$548.0	$509.2	$466.2

Components of Results of Operations

Revenues

Our revenues for the years presented, consisted of software subscriptions and other revenues. Our software subscriptions revenue includes all fees billed in connection with subscriptions to our product offerings. These fees include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, recurring administrative cost recovery fees, one-time fees, and other recurring fees related to our subscriptions. We provide our subscriptions to our customers pursuant to contractual arrangements that range in duration typically from one month to five years. We provide our subscriptions to our customers pursuant to either “click through” online agreements for service terms up to one year or written agreements when the arrangement is expected to be one year or longer. We offer our subscriptions based on the functionalities and services selected by a customer, and generally our subscription arrangements automatically renew for additional periods at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.

We generally bill our software subscription fees in advance. We recognize software subscription revenue over the term of the agreement. Amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet.

We also generate revenues through sales of our subscriptions and products by resellers and carrier partners. When we control the performance of the contractual obligations, we record the revenues on a gross basis and amounts retained by our resellers are recorded as sales and marketing expenses. Our assumption of such control is evidenced when, among other things, we take responsibility for delivery of the service or products, establish pricing of the arrangement, and assume inventory risk. When a reseller assumes the majority of these factors, we record the associated revenue at the net amount remitted to us by the reseller.

“Other revenues” includes product revenues from the sale of pre-configured phones, phone rentals, and professional services. Product revenue is recognized when the product has been delivered to the customer. Professional services revenue is recognized as services are delivered.

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

Cost of other revenue is comprised primarily of the cost associated with the purchase of phones, cost of professional services, and allocated costs of facilities and information technology.

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

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities including share-based compensation expenses, internet advertising fees, radio and billboard advertising, public relations, commissions paid to employees, resellers and other third parties, trade shows, travel expenses, credit card fees, marketing and promotional activities, amortization of acquired customer relationship intangibles, and allocated costs of facilities and information technology. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future as we expand our sales and marketing efforts domestically and internationally and continue to build our brand, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.

General and administrative expenses consist primarily of personnel costs, including share-based compensation expenses, for employees and contractors engaged in infrastructure and administrative activities to support the day-to-day operations of our business. Other significant components of general and administrative expenses include professional service fees, allocated costs of facilities and information technology, cost of compliance with certain government-imposed taxes, and the costs of legal matters, business acquisition costs, and loss contingencies. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future, although these expenses may fluctuate as a percentage of our total revenues from period to period, depending on the timing of these expenses.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Revenues
Software subscriptions	$612,888	$465,254	$356,562
Other	60,736	38,363	23,874
Total revenues	673,624	503,617	380,436
Cost of revenues
Software subscriptions	109,454	89,193	73,470
Other	47,675	32,078	18,741
Total cost of revenues	157,129	121,271	92,211
Gross profit	516,495	382,346	288,225
Operating expenses
Research and development	101,042	75,148	65,514
Sales and marketing	329,116	240,223	180,125
General and administrative	102,773	72,313	55,454
Total operating expenses	532,931	387,684	301,093
Loss from operations	(16,436)	(5,338)	(12,868)
Other income (expense), net
Interest expense	(16,102)	(99)	(746)
Other income (expense), net	6,475	1,491	(2,375)
Other income (expense), net	(9,627)	1,392	(3,121)
Loss before provision for income taxes	(26,063)	(3,946)	(15,989)
Provision for income taxes	140	258	236
Net loss	$(26,203)	$(4,204)	$(16,225)

*	Adjusted for adoption of Topic 606.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), using the full retrospective method as discussed in the Notes to the consolidated financial statements provided under Item 8 of this Annual Report on Form 10-K.

Percentage of Total Revenues

	Year ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Revenues
Software subscriptions	91%	92%	94%
Other	9	8	6
Total revenues	100	100	100
Cost of revenues
Software subscriptions	16	18	19
Other	7	6	5
Total cost of revenues	23	24	24
Gross profit	77	76	76
Operating expenses
Research and development	15	15	17
Sales and marketing	49	48	47
General and administrative	15	14	15
Total operating expenses	79	77	79
Loss from operations	(2)	(1)	(3)
Other income (expense), net
Interest expense	(2)	(0)	(0)
Other income (expense), net	1	0	(1)
Other income (expense), net	(1)	0	(1)
Loss before provision for income taxes	(4)	(1)	(4)
Provision for income taxes	0	0	0
Net loss	(4%)	(1%)	(4%)

*	Adjusted for adoption of Topic 606.

Comparison of Fiscal Years Ended December 31, 2018, 2017, and 2016:

Revenues

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
		*As adjusted			*As adjusted	*As adjusted
Revenues
Software subscriptions	$612,888	$465,254	$147,634	32%	$465,254	$356,562	$108,692	30%
Other	60,736	38,363	22,373	58%	38,363	23,874	14,489	61%
Total revenues	$673,624	$503,617	$170,007	34%	$503,617	$380,436	$123,181	32%
Percentage of revenues
Software subscriptions	91%	92%			92%	94%
Other	9	8			8	6
Total	100%	100%			100%	100%

*	Adjusted for adoption of Topic 606.

Software subscriptions revenue.  Software subscriptions revenue increased by $147.6 million and $108.7 million, or 32% and 30%, from fiscal years 2017 to 2018 and from fiscal years 2016 to 2017, respectively. The increases were primarily due to the acquisition of new customers, upsells of additional offerings to our existing customer base, an increase in sales to our mid-market and enterprise customers as we continue to move up market, and sales through our channel partners.

While the acquisition of new customers and upsells of additional offerings to our existing customer base were the primary reasons for the increase, the short-term trends for customer acquisition have varied from period to period as some customers made a small initial user subscription followed by a larger additional user subscription, while other customers purchased a large initial user subscription followed by a smaller additional user subscription. In addition, the period between a customer’s initial subscription and the purchase of additional subscriptions varies significantly, ranging from one month to a few years. The overall growth in our customer base was primarily driven by the recognition of our product leadership and increased brand awareness.

Our core subscription revenues, defined as subscription revenue excluding subscription revenue from AT&T legacy base, was $565.6 million, $411.7 million, and $308.8 million, for the years ended December 31, 2018, 2017, and 2016, respectively, or a 37% and 33% increase period over period, respectively. New subscriptions for the RingCentral Office@Hand solution sold by AT&T had declined throughout 2017 and into 2018 to an immaterial level, and in January 2018, we closed a transaction with AT&T to allow us to transition the existing customer base for RingCentral Office@Hand solution sold by AT&T directly to us. As such, we believed this core subscription revenues information provided a useful indicator of our business performance.

Subsequently, in August 2018, we entered into a revised service agreement with AT&T under which AT&T has resumed reselling our solutions and is recorded in software subscription revenue. Given that AT&T has resumed reselling our solutions and is part of our software subscription revenues, we believe that our software subscription revenue is a better overall measure of our performance. As such, we will not be separately disclosing core subscription revenue in the future.

Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services.

Other revenue increased by $22.4 million, or 58%, from fiscal year 2017 to 2018 primarily due to an increase in product sales and professional services revenue, mainly due to overall growth in our business, primarily to the mid-market and enterprise customers. These customers generally require professional services. Other revenues increased by $14.5 million, or 61%, from fiscal year 2016 to 2017 primarily due to the shift to the direct phone sales model during 2017 from an agency model and increase in professional services revenue.

Cost of Revenues and Gross Margin

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues
Software subscriptions	$109,454	$89,193	$20,261	23%	$89,193	$73,470	$15,723	21%
Other	47,675	32,078	15,597	49%	32,078	18,741	13,337	71%
Total cost of revenues	$157,129	$121,271	$35,858	30%	$121,271	$92,211	$29,060	32%
Percentage of revenues
Software subscriptions	16%	18%			18%	19%
Other	7%	6%			6%	5%
Gross margins
Software subscriptions	82%	81%			81%	79%
Other	22%	16%			16%	22%
Total gross margin %	77%	76%			76%	76%

Cost of software subscriptions revenues.  Cost of software subscriptions revenues increased by $20.3 million, or 23%, from fiscal year 2017 to 2018 primarily due to increases in third-party costs to support our products of $9.0 million, headcount and personnel related costs, including share-based compensation, of $4.9 million, overhead costs to support our products of $3.1 million, and service and professional fees of $2.7 million.

Cost of software subscriptions revenues increased by $15.7 million, or 21%, from fiscal year 2016 to 2017 primarily due to increases in personnel costs, including share-based compensation, of $4.6 million, third-party costs to support our products of $4.4 million, overhead costs to support our products of $4.2 million, service and professional fees of $1.5 million, and co-location fees of $1.0 million.

The increases in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.

Cost of other revenues. Cost of other revenues increased by $15.6 million, or 49%, from fiscal year 2017 to 2018, primarily due to increases in the cost of product sales of $6.7 million, personnel costs of $5.3 million, and professional services of $2.4 million, which are mainly due to an increase in revenues for implementation services.

Cost of other revenues increased by $13.3 million, or 71%, from fiscal year 2016 to 2017, primarily due to the increase in the cost of product sales of $9.4 million, which was driven primarily by the shift to the direct phone sales model during 2017, cost of professional services of $3.1 million, mainly due to an increase in revenues from implementation services, and personnel costs of $0.6 million.

Gross margin.  Our gross margin was 77% for fiscal year 2018 and 76% for both fiscal years 2017 and 2016. We expect gross margin to remain fairly consistent in the future.

Software subscription revenues gross margin has improved from 79% to 81% from fiscal year 2016 to 2017 and from 81% to 82% from fiscal year 2017 to 2018, primarily due to economies of scale obtained in our infrastructure, which includes transport costs and customer support expenses.

Gross margin for other revenues was 22% in fiscal year 2018 and 16% in fiscal year 2017. The increase in gross margin was driven primarily by improved savings on phones, coupled with a higher mix of professional services, which have higher margin. The gross margin for other revenues decreased from 22% in fiscal year 2016 to 16% in fiscal year 2017. The decrease in gross margin for other revenues was due primarily to the transition from the agency model to direct phone sales model for phones. Adjusting for the direct phone sales model, on a comparable basis, gross margin would have been 1.7% higher year over year.

Research and Development

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$101,042	$75,148	$25,894	34%	$75,148	$65,514	$9,634	15%
Percentage of total revenues	15%	15%			15%	17%

Research and development expenses increased by $25.9 million, or 34%, from fiscal year 2017 to 2018 primarily due to increases in personnel costs of $20.4 million, overhead costs to support our research and development efforts of $3.8 million, and professional fees of $1.1 million. The increase in personnel costs was primarily driven by headcount growth and higher share-based compensation expense of $5.4 million.

Research and development expenses increased by $9.6 million, or 15%, from fiscal year 2016 to 2017 primarily due to increases in personnel costs of $6.9 million, overhead costs to support our research and development efforts of $2.2 million, and professional fees of $0.4 million. The increase in personnel costs was primarily driven by headcount growth and higher share-based compensation costs of $2.3 million.

The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our cloud-based and mobile applications.  We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.

Sales and Marketing

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
		*As adjusted			*As adjusted	*As adjusted
Sales and marketing	$329,116	$240,223	$88,893	37%	$240,223	$180,125	$60,098	33%
Percentage of total revenues	49%	48%			48%	47%

*	Adjusted for adoption of Topic 606.

Sales and marketing expenses increased by $88.9 million, or 37%, from fiscal year 2017 to 2018 primarily due to increases in personnel costs of $49.4 million, advertising and marketing costs of $19.5 million, overhead costs to support our marketing efforts of $8.8 million, amortization of deferred sales commissions of $7.1 million, and training and travel costs of $2.4 million.  The increase in personnel costs was primarily due to headcount growth, higher share-based compensation expense of $11.3 million, and other related costs.

Sales and marketing expenses increased by $60.1 million, or 33%, from fiscal year 2016 to 2017 primarily due to increases in personnel costs of $31.3 million, third-party commissions of $10.1 million, overhead costs to support our marketing efforts of $5.8 million, amortization of deferred sales commissions of $5.1 million, advertising and marketing costs of $3.8 million, training and travel costs of $2.8 million, and professional fees of $1.3 million.  The increase in personnel costs was primarily due headcount of growth and higher share-based compensation expense of $5.1 million.

The increases in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new customers with a focus on larger customers and establish brand recognition to achieve greater penetration in the North American and international markets.  Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, Europe, and other markets.

General and Administrative

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
General and administrative	$102,773	$72,313	$30,460	42%	$72,313	$55,454	$16,859	30%
Percentage of total revenues	15%	14%			14%	15%

General and administrative expenses increased by $30.5 million, or 42%, from fiscal year 2017 to 2018 primarily due to increases in personnel costs of $21.6 million, legal and professional fees of $4.8 million and acquisition related costs of $2.5 million. The increase in personnel costs was primarily driven by headcount growth and higher share-based compensation expense of $8.0 million.

General and administrative expenses increased by $16.9 million, or 30%, from fiscal year 2016 to 2017 primarily due to increases in personnel costs of $13.1 million, travel and overhead costs of $1.5 million, and professional fees of $1.4 million. The increase in personnel costs was primarily driven by headcount growth and higher share-based compensation expense of $3.3 million.

We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.

Other Income (expense), net

	Year Ended				Year Ended
	December 31,				December 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Interest expense	$(16,102)	$(99)	$(16,003)	nm	$(99)	$(746)	$647	87%
Other income (expense), net	6,475	1,491	4,984	nm	1,491	(2,375)	3,866	163%
Other income (expense), net	$(9,627)	$1,392	$(11,019)	nm	$1,392	$(3,121)	$4,513	145%

nm - not meaningful

Other expense, net increased by $11.0 million from fiscal year 2017 to 2018, primarily due to a $16.0 million increase in interest expense resulting from the amortization of debt discount and issuance costs of our 0% convertible senior notes due 2023 (“Notes”), and foreign currency losses of $1.9 million. This was partially offset by a $6.8 million increase in interest income on our cash and cash equivalents.

Other income, net increased by $4.5 million from fiscal year 2016 to 2017 primarily due to foreign currency gains driven by the significant increase in the Canadian dollar relative to the U.S. dollar and lower interest expense of $0.6 million due to the repayment of our debt in February 2017.

Liquidity and Capital Resources

As of December 31, 2018 and 2017, we had cash and cash equivalents of $566.3 million and $181.2 million, respectively. We finance our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. We believe that our operations and existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

A majority of our customers are billed monthly, and about 63% of our total billings are collected through credit card payments received at the beginning of each month.  As we continue to move up market, the number and size of customers with annual or multi-year contracts and those who opt for annual invoicing is increasing.  For these customers, we generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Revenue is deferred for such advanced billings.  As of December 31, 2018 and 2017, we had deferred revenue of $88.5 million and $62.9 million, respectively.

As of December 31, 2018, the carrying value of our Notes was $366.6 million. We had no outstanding debt as of December 31, 2017.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, research and development, litigation, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash equivalents are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity offerings or through additional debt financing. We may in the future make investments in or acquisitions of businesses or technologies, which could also require us to seek additional equity or debt financing. Additional financing sources may not be available on terms favorable to us or at all.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$72,130	$41,165	$29,708
Net cash used in investing activities	(83,448)	(26,387)	(16,398)
Net cash provided by financing activities	397,255	6,783	9,330
Effect of exchange rate changes	(800)	(724)	127
Net increase in cash and cash equivalents	$385,137	$20,837	$22,767

Net Cash Provided by Operating Activities

Cash provided by operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, the increase in the number of customers, the amount and timing of customer collections, as well as the amount and timing of disbursements to our vendors.

Net cash provided by operating activities was $72.1 million for the year ended December 31, 2018. This was driven by net loss of $26.2 million adjusted for impacts of non-cash adjustments of $131.4 million. The non-cash adjustments resulted primarily due to $68.1 million of stock-based compensation, $23.3 million of depreciation and amortization, $19.8 million amortization of deferred sales commissions costs, and $15.9 million amortization of debt discount and issuance costs related to convertible notes. This was offset by a reduction of net working capital of $33.1 million driven primarily by timing of cash payments to vendors and cash receipts and prepayments from customers and carriers.

Net cash provided by operating activities was $41.2 million for the year ended December 31, 2017. This was driven by net loss of $4.2 million adjusted for the impacts of non-cash adjustments of $72.0 million. The non-cash adjustments resulted primarily due to $42.1 million of stock-based compensation, $16.2 million of depreciation and amortization, and $12.6 million amortization of deferred sales commissions costs. This was partially offset by net working capital changes of $26.7 million, which was primarily driven by timing of cash receipts and prepayments from our customers and carriers and payments to vendors.

Net cash provided by operating activities for the year ended December 31, 2018, increased by $31.0 million as compared to the year ended December 31, 2017, resulted primarily from increased sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and internal-use software. It also reflects net cash used to acquire Dimelo and the acquisition of the existing customer base of RingCentral Office@Hand solution from AT&T. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities was $83.4 million for the year ended December 31, 2018. This was driven by $38.6 million in capital expenditures, including personnel-related costs associated with development of internal-use software, $26.4 million net cash paid for our acquisition of Dimelo, and $18.5 million paid for the acquisition of the existing customer base for the RingCentral Office@Hand solution from AT&T.

Net cash used in investing activities was $26.4 million for the year ended December 31, 2017, primarily due to $19.5 million in purchases of property and equipment and $7.4 million of personnel-related costs associated with the development of internal-use software, partially offset by $0.5 million of proceeds received from the release of restricted investments.

Net cash used in investing activities for the year ended December 31, 2018 increased by $57.1 million as compared to the year ended December 31, 2017, primarily due to $44.9 cash paid for the acquisition of Dimelo and the customer base from AT&T, an increase of $7.6 million in purchases of property and equipment, and $4.0 million in personnel-related costs associated with the development of internal-use software.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of our issuance of the Notes and raising proceeds through the issuance of stock under our stock plans.

Net cash provided by financing activities was approximately $397.3 million for the year ended December 31, 2018, primarily driven by $449.5 million in proceeds from the issuance of the Notes net of issuance costs, and $13.4 million in proceeds from the issuance of shares in connection with our stock plans, net of taxes paid; partially offset by payments of capped call transactions and costs in connection with the issuance of the Notes of $49.9 million and repurchase of Class A common stock of $15.0 million.

Net cash provided by financing activities was $6.8 million for the year ended December 31, 2017, primarily due to $21.8 million in proceeds from the issuance of shares in connection with our stock plans, net of taxes paid, partially offset by the repayment of $14.8 million for debt, and capital lease payments of $0.2 million.

Net cash provided by financing activities for the year ended December 31, 2018, increased by $390.5 million as compared to the year ended December 31, 2017, primarily due to $449.5 million in proceeds from the issuance of Notes net of issuance costs, partially offset by payments of capped call transactions and costs in connection with the issuance of the Notes of $49.9 million, and repurchases of Class A common stock of $15.0 million.

Backlog

We have generally signed new customers to contracts that vary in length, from month-to-month to multi-year terms for our subscriptions. The timing of invoicing to our customers is a negotiated term and thus varies among our subscription contracts. Payment terms are generally billed either monthly or on an annual basis. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice, which constitute backlog. Until such time as these amounts are invoiced, we do not recognize them as revenues, unearned revenues or elsewhere in our consolidated financial statements. Given the variability in our contract length, we believe that backlog is not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
	Up to 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$13,470	$20,456	$7,233	$28	$41,187
Financing obligations	2,956	5,912	2,956	—	11,824
Long-term debt	—	—	460,000	—	460,000
Purchase obligations	70,067	39,079	11,487	25,935	146,568
Total	$86,493	$65,447	$481,676	$25,963	$659,579

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of December 31, 2018. Although open purchase orders are considered enforceable and legally binding, except for our purchase orders with our inventory suppliers, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our purchase orders with our inventory suppliers are non-cancellable. In addition, we have other obligations for goods and services that we enter into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions. The aggregate of these items represents our estimate of purchase obligations.

Indemnification Obligations

Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2018.

Contingencies

We are and may be in the future subject to certain legal proceedings and from time to time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other matters relating to various claims that arise in the normal course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a significant impact on our results of operations, financial position, and cash flows.

Refer to Note 9 – Commitment and Contingencies of the notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Off-Balance Sheet Arrangements

Through December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs, and expenses, and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We derive our revenues from software subscriptions, sale of products, and professional services. Software subscriptions revenue is generally recognized over the period of the subscription contract. Subscription contracts typically allow the customers to terminate their services at any time during the first 30 or 60 days of the subscription period and are charged for the term of usage. Upon cancellation during the termination period, customers receive a pro-rata refund for any amounts paid. After the end of the termination period, the contract is non-cancellable and the customer is obligated to pay for the remaining term of the contract. For sale of products, revenue is recognized when control is transferred. For professional services, revenue is recognized as services are rendered.

Business combination

When we acquire a business, we allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. Any residual purchase price is recorded to goodwill. The allocation of purchase price requires management to make significant estimates and assumptions in determining the fair value of intangible assets. Although we believe the assumptions and estimates we made are reasonable, they are based in part on historical experience, market conditions, and information obtained from management of the acquired companies, and are inherently uncertain. These estimates can include, but are not limited to, the cash flows expected to be generated in the future and discount rates.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 1 to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Foreign Currency Risk

The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“E.U.”) Euro, Canadian Dollars and Australian Dollars, among others. However, this impact has not been significant in 2018. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. Our functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. As our international operations grow, our risks associated with fluctuation in currency rates could become greater, and we will continue to reassess our approach to managing these risks.

Interest Rate Sensitivity

We had cash and cash equivalents of $566.3 million and $181.2 million as of December 31, 2018 and December 31, 2017, respectively. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rate would not materially impact our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.

As of December 31, 2018, we had $366.6 million outstanding on our 0% convertible senior notes due 2023. The Notes have zero percent fixed annual interest rates and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.  As of December 31, 2017, we had no current or long-term debt. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RINGCENTRAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RingCentral, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Dimelo SA on October 22, 2018 as discussed in Note 6 to the consolidated financial statements. As discussed in Management’s Annual Report on Internal Controls over Financial Reporting appearing under Item 9A, management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Dimelo SA’s internal control over financial reporting associated with consolidated total assets and consolidated total revenue of less than 1% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company as of December 31, 2018 also excluded an evaluation of the internal control over financial reporting of Dimelo SA.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers and accounting for sales commissions due to the adoption of Accounting Standards Codification (ASC) Topic 606 and Subtopic 340-40. The Company adopted the new revenue standard using the full retrospective approach.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2010

Santa Clara, California

February 26, 2019

RINGCENTRAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share)

	December 31,	December 31,
	2018	2017
		*As adjusted
Assets
Current assets
Cash and cash equivalents	$566,329	$181,192
Accounts receivable, net	94,375	46,690
Deferred sales commission costs	23,038	15,424
Prepaid expenses and other current assets	23,772	21,512
Total current assets	707,514	264,818
Property and equipment, net	70,205	43,298
Deferred sales commission costs, non-current	55,735	37,871
Goodwill	31,238	9,393
Acquired intangibles, net	19,480	1,462
Other assets	10,154	2,972
Total assets	$894,326	$359,814
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,145	$7,322
Accrued liabilities	100,687	54,977
Deferred revenue	88,527	62,917
Total current liabilities	199,359	125,216
Convertible senior notes, net	366,552	—
Other long-term liabilities	10,806	6,252
Total liabilities	576,717	131,468
Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2018 and 2017; 69,445 and 65,855 shares issued and outstanding at December 31, 2018 and 2017	7	7
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2018 and 2017; 11,601 and 12,199 shares issued and outstanding at December 31, 2018 and 2017	1	1
Additional paid-in capital	551,078	434,840
Accumulated other comprehensive income	2,226	2,998
Accumulated deficit	(235,703)	(209,500)
Total stockholders' equity	317,609	228,346
Total liabilities and stockholders' equity	$894,326	$359,814

* See Note 2 for a summary of adjustments.

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Revenues
Software subscriptions	$612,888	$465,254	$356,562
Other	60,736	38,363	23,874
Total revenues	673,624	503,617	380,436
Cost of revenues
Software subscriptions	109,454	89,193	73,470
Other	47,675	32,078	18,741
Total cost of revenues	157,129	121,271	92,211
Gross profit	516,495	382,346	288,225
Operating expenses
Research and development	101,042	75,148	65,514
Sales and marketing	329,116	240,223	180,125
General and administrative	102,773	72,313	55,454
Total operating expenses	532,931	387,684	301,093
Loss from operations	(16,436)	(5,338)	(12,868)
Other income (expense), net
Interest expense	(16,102)	(99)	(746)
Other income (expense), net	6,475	1,491	(2,375)
Other income (expense), net	(9,627)	1,392	(3,121)
Loss before provision for income taxes	(26,063)	(3,946)	(15,989)
Provision for income taxes	140	258	236
Net loss	$(26,203)	$(4,204)	$(16,225)
Net loss per common share
Basic and diluted	$(0.33)	$(0.06)	$(0.22)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	79,500	76,281	72,994

* See Note 2 for a summary of adjustments.

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Net loss	$(26,203)	$(4,204)	$(16,225)
Other comprehensive income (loss)
Foreign currency translation adjustments, net	(772)	261	2,210
Comprehensive loss	$(26,975)	$(3,943)	$(14,015)

* See Note 2 for a summary of adjustments.

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2015	71,963	$7	$319,792	$527	$(210,194)	$110,132
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	2,374	—	14,849	—	—	14,849
Issuance of common stock for achievement of Glip related matters	46	—	1,080	—	—	1,080
Share-based compensation	—	—	31,079	—	—	31,079
Changes in comprehensive loss	—	—	—	2,210	—	2,210
Cumulative effect adjustment related to adoption of ASU 2016-09	—	—	—	—	21,123	21,123
Net loss	—	—	—	—	(16,225)	(16,225)
Balance as of December 31, 2016	74,383	$7	$366,800	$2,737	$(205,296)	$164,248
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	3,594	1	21,803	—	—	21,804
Issuance of common stock for achievement of Glip related matters	77	—	3,560	—	—	3,560
Share-based compensation	—	—	42,677	—	—	42,677
Changes in comprehensive loss	—	—	—	261	—	261
Net loss	—	—	—	—	(4,204)	(4,204)
Balance as of December 31, 2017	78,054	$8	$434,840	$2,998	$(209,500)	$228,346
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	3,231	—	13,449	—	—	13,449
Shares repurchased	(239)	—	(15,000)	—	—	(15,000)
Share-based compensation	—	—	68,876	—	—	68,876
Equity component of convertible senior notes, net of issuance cost	—	—	98,823	—	—	98,823
Purchase of capped calls	—	—	(49,910)	—	—	(49,910)
Changes in comprehensive loss	—	—	—	(772)	—	(772)
Net loss	—	—	—	—	(26,203)	(26,203)
Balance as of December 31, 2018	81,046	$8	$551,078	$2,226	$(235,703)	$317,609

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Cash flows from operating activities
Net loss	$(26,203)	$(4,204)	$(16,225)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	23,273	16,214	14,663
Share-based compensation	68,088	42,060	30,840
Amortization of deferred sales commission cost	19,754	12,623	7,567
Amortization of debt discount and issuance cost	15,918	—	—
Foreign currency remeasurement (gain) loss	951	(666)	2,615
Provision for bad debt	3,091	1,674	648
Deferred income tax	(303)	(47)	(36)
Others	614	181	583
Changes in assets and liabilities
Accounts receivable	(47,877)	(17,903)	(11,899)
Deferred sales commission costs	(45,232)	(32,469)	(19,940)
Prepaid expenses and other current assets	(342)	(6,199)	(1,018)
Other assets	279	1,533	76
Accounts payable	2,783	176	1,516
Accrued liabilities	33,695	9,918	15,165
Deferred revenue	24,780	18,298	7,962
Other liabilities	(1,139)	(24)	(2,809)
Net cash provided by operating activities	72,130	41,165	29,708
Cash flows from investing activities
Purchases of property and equipment	(27,123)	(19,497)	(14,236)
Capitalized internal-use software	(11,421)	(7,420)	(2,162)
Cash paid for business combination, net of cash acquired	(26,434)	—	—
Cash paid for acquisition of intangible assets	(18,470)	—	—
Restricted investments	—	530	—
Net cash used in investing activities	(83,448)	(26,387)	(16,398)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	449,457	—	—
Payments for capped call transactions and costs	(49,910)	—	—
Repurchase of common stock	(15,000)	—	—
Proceeds from issuance of stock in connection with stock plans	20,621	25,495	15,104
Payment of holdback from Glip acquisition	—	—	(1,500)
Repayment of debt	—	(14,840)	(3,750)
Repayment of capital lease and financing obligations	(741)	(181)	(269)
Taxes paid related to net share settlement of equity awards	(7,172)	(3,691)	(255)
Net cash provided by financing activities	397,255	6,783	9,330
Effect of exchange rate changes	(800)	(724)	127
Net increase in cash, cash equivalents, and restricted cash	385,137	20,837	22,767
Cash, cash equivalents, and restricted cash
Beginning of period	181,192	160,355	137,588
End of period	$566,329	$181,192	$160,355
Supplemental disclosure of cash flow data:
Cash paid for interest	$40	$116	$711
Cash paid for income taxes, net of refunds	$433	$216	$229
Non-cash investing and financing activities
Reclassification from intangible assets to prepaid services	$8,223	$—	$—
Equipment and capitalized internal-use software purchased and unpaid at period end	$4,785	$1,699	$2,152
Equipment under financing obligations	$4,513	$—	$—
Liability for potential future payments	$971	$—	$—
Earnout related matters, including issuance of common stock for milestone achievements	$5,375	$3,560	$1,080

* See Note 2 for a summary of adjustments.

See accompanying notes to consolidated financial statements

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred sales commission costs, goodwill, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results could differ from these estimates.

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

Allowance for Doubtful Accounts

For the years ended December 31, 2018 and 2017, a significant portion of revenues were realized from credit card transactions while the remaining revenues generated accounts receivable. The portion of revenues billed to customers through invoices with payment terms has increased year over year as the Company continues to move up market. The Company determines provisions based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Balance at beginning of year	Provision, net of recoveries	Write-offs	Balance at end of year
Year ended December 31, 2018
Allowance for doubtful accounts	$712	$3,091	$1,297	$2,506
Year ended December 31, 2017
Allowance for doubtful accounts	$434	$1,674	$1,396	$712
Year ended December 31, 2016
Allowance for doubtful accounts	$377	$648	$591	$434

Inventory

The Company’s inventory consists primarily of phones held at third parties. Inventory is stated at the lower of cost computed on a first-in, first-out basis, or market value. Inventory write-downs are recorded when the cost of inventory exceeds its net realizable value and establishes a new cost basis for the inventory. On a quarterly and annual basis, the Company analyzes inventory on a part by part basis in comparison to forecasted demand to identify potential excess and obsolescence issues and adjusts carrying amounts to estimated net realizable value accordingly.

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

For the years ended December 31, 2018 and 2017, the Company capitalized $11.7 million and $8.3 million, net of impairment, of internal-use software development costs, respectively. The carrying value of internal-use software development costs was $22.2 million and $11.9 million at December 31, 2018 and 2017, respectively.

Property and Equipment, net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer hardware and software	3 to 5 years
Internal-use software development costs	3 to 5 years
Furniture and fixtures	1 to 5 years
Leasehold improvements	Shorter of the estimated lease term or useful life

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to larger direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. At December 31, 2018, and for the year then ended, none of the Company’s customers accounted for more than 10% of total accounts receivable, total revenues, or software subscription revenues. At December 31, 2017, AT&T, one of the Company’s resellers, accounted for 18% of the Company’s total accounts receivable. For the years ended December 31, 2017 and 2016, AT&T accounted for 11%, and 14% of the Company’s total revenues and 12% and 13% of the Company’s software subscription revenues, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Company contracted a significant portion of its software development efforts from third-party vendors located in Russia and Ukraine. A cessation of services provided by these vendors could result in a disruption to the Company’s research and development efforts.

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

The Company recognizes revenues as follows:

Software subscriptions revenue

Software subscriptions revenue is generated from fees that provide customers access to one or more of the Company’s software applications and related services. These arrangements have contractual terms typically ranging from one month to five years and include recurring fixed plan subscription fees and variable usage-based fees for usage in excess of plan limits.

Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the services over the contractual period. The Company transfers control evenly over the contractual period by providing stand-ready service. Accordingly, the fixed consideration related to subscription is recognized over time on a straight-line basis over the contract term beginning on the date the Company’s service is made available to the customer. The Company may offer its customer services for no consideration during the initial months. Such discounts are recognized ratably over the term of the contract.

Fees for additional minutes of usage in excess of plan limits are deemed to be variable consideration that meet the allocation exception for variable consideration as they are specific to the month that the usage occurs.

The Company’s subscription contracts typically allow the customers to terminate their services within the first 30 or 60 days and receive a refund for any amounts paid. After the end of the termination period, the contract is non-cancellable and the customer is obligated to pay for the remaining term of the contract. Accordingly, the Company considers the non-cancellable term of the contract to begin after the expiration of the termination period.

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

Other revenue

Other revenue includes revenue generated from phone sales and professional implementation services.

Phone revenue is recognized upon transfer of control to the customer which is generally upon shipment from the Company’s or its designated agents warehouse. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.

The Company offers professional services to support implementation and deployment of its subscription services.  Professional services do not result in significant customization of the product and are generally short-term in duration. The majority of the Company’s professional services contracts are on a fixed price basis and revenue is recognized when services are delivered.

Principal vs. Agent

A portion of the Company’s software subscriptions and product revenues are generated through sales by resellers and carrier partners. When the Company controls the performance of contractual obligations to the customer, it records these revenues at the gross amount paid by the customer with amounts retained by the resellers recognized as sales and marketing expense. The Company assesses control of goods or services when it is primarily responsible for fulfilling the promise to provide the good or service, has inventory risk and has discretion in establishing the price. When a reseller assumes the majority of these factors in assessing control, the Company records the associated revenue at the net amount received from the reseller.

Deferred sales commission costs

The Company capitalizes sales commission expenses and associated payroll taxes paid to internal sales personnel and resellers, who sell the Company’s solutions. The resellers are selling agents for the Company and earn sales commissions which are directly tied to the value of the contracts that the Company enters with the end-user customers. These sales commissions are incremental costs the Company incurs to obtain contracts with its end-user customers. The Company pays sales commissions on initial contracts and contracts for increased purchases with existing customers (expansion contracts). The Company does not pay sales commissions for contract renewals.

These sales commission costs are deferred and then amortized over the expected period of benefit, which is estimated to be five years. The Company has determined the period of benefit taking into consideration the expected subscription term and expected renewal periods of its customer contracts, the duration of its relationships with its customers considering historical and expected customer retention, technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statement of operations.

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical markets:

	Year Ended December 31,
	2018	2017	2016
Primary geographical markets
North America	95%	96%	97%
Others	5%	4%	3%
Total revenues	100%	100%	100%

The Company derived approximately 88%, 84% and 81% of subscription revenues from RingCentral Office product for the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred revenue

During the year ended December 31, 2018, the Company recognized revenue of $60.3 million that was included in the corresponding deferred revenue balance at the beginning of the year.

Remaining performance obligations

The typical subscription term ranges from one month to five years. Contract revenue as of December 31, 2018 that has not yet been recognized was approximately $0.6 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 59% of this balance over the next 12 months and 41% thereafter.

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

Advertising Costs

Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $58.3 million, $42.4 million, and $41.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Convertible Debt

The Company bifurcates the debt and equity (the contingently convertible feature) components of its convertible debt instruments in a manner that reflects its nonconvertible debt borrowing rate at the time of issuance. The equity components of the convertible debt instruments are recorded within stockholders’ equity with an allocated issuance discount. The debt issuance discount is amortized to interest expense in the consolidated statement of operations using the effective interest method over the expected term of the convertible debt.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2018, except for deferred tax assets associated with its subsidiaries in the Netherlands and China, the Company recorded a full valuation allowance against all other net deferred tax assets due to its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.

Segment Information

The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.

Indemnification

Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if its subscriptions infringe upon a third-party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions. The Company has not accrued any liabilities related to such obligations as of December 31, 2018 and 2017.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. Both capital and operating leases will need to be recognized on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In 2018, the FASB issued ASU 2018-10 and 2018-11, providing, among other things, codification improvements and the optional transition method.  The Company will adopt the standard in the first quarter of 2019, utilizing the optional transition method for adoption of Topic 842, which allows entities to continue to apply the legacy guidance in ASC 840, Leases, including disclosure requirements, in the comparative periods presented in the year of adoption. While the Company is continuing to assess the potential impact that the standard will have on its consolidated financial statements and related disclosures, the Company expects to take advantage of the transition package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward its historical lease classifications. The Company expects the impact of adoption of the new standard on the Company’s consolidated statements of operations not to be material. The Company anticipates the most significant impact of adopting the new standard will primarily be the establishment of a right-of-use asset and a corresponding lease liability in its consolidated balance sheets.

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

In August 2018, the SEC issued a final rule that amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded. The final rule requires registrants, among other things, to disclose in interim periods changes to stockholders’ equity for current and comparative year-to-date periods for each interim period, and dividends per share for each class of shares. The final rule is effective for all filings made on or after November 5, 2018. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company expects to adopt the new rule in the first fiscal quarter of 2019. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Note 2.  Impact of Recent Accounting Pronouncements

On January 1, 2018, the Company adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) issued by the FASB utilizing the full retrospective method of transition. Topic 606 also includes subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as “Topic 606” or the “new standard”. The Company adjusted its consolidated financial statements from amounts previously reported due to the adoption of Topic 606.

The following tables summarize the effects of adopting Topic 606 (in thousands):

	December 31, 2017
	As Reported	Adoption of Topic 606	As Adjusted
Assets
Accounts receivable, net	$45,339	$1,351	$46,690
Deferred sales commission costs	—	15,424	15,424
Deferred sales commission costs, noncurrent	—	37,871	37,871
Liabilities
Deferred revenue	64,415	(1,498)	62,917
Stockholders' equity	$172,202	$56,144	$228,346

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adoption of Topic 606	As Adjusted	As Reported	Adoption of Topic 606	As Adjusted
Revenues
Software subscriptions	$463,163	$2,091	$465,254	$355,850	$712	$356,562
Other	38,363	—	38,363	23,874	0	23,874
Total revenues	501,526	2,091	503,617	379,724	712	380,436
Gross profit	380,255	2,091	382,346	287,513	712	288,225
Operating expenses
Sales and marketing	260,069	(19,846)	240,223	192,497	(12,372)	180,125
Operating loss	(27,275)	21,937	(5,338)	(25,952)	13,084	(12,868)
Net loss	$(26,141)	$21,937	$(4,204)	$(29,309)	$13,084	$(16,225)
Basic and diluted net loss per common share	$(0.34)	$0.28	$(0.06)	$(0.40)	$0.17	$(0.22)
Weighted-average number of shares used in computing net (loss) income per share
Basic and diluted	76,281	—	76,281	72,994	—	72,994

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adoption of Topic 606	As Adjusted	As Reported	Adoption of Topic 606	As Adjusted
Cash flows from operating activities
Net loss	$(26,141)	$21,937	$(4,204)	$(29,309)	$13,084	$(16,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred sales commission costs	—	12,623	12,623	—	7,567	7,567
Changes in operating assets and liabilities:
Accounts receivable	(16,770)	(1,133)	(17,903)	(11,728)	(171)	(11,899)
Deferred sales commission costs	—	(32,469)	(32,469)	—	(19,940)	(19,940)
Deferred revenue	19,256	(958)	18,298	8,502	(540)	7,962
Net cash provided by operating activities	41,165	—	41,165	29,708	—	29,708

In March 2018, the FASB issued ASU 2018-05, Income Taxes Topic (740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of December 31, 2018, the Company’s analysis of the Transition Tax has been filed with its December 31, 2017 tax return and the Company considers its accounting for this area of the Tax Act to be complete as of such date and did not make any measurement-period adjustments related to it. In addition, the Company recognizes its accounting for changes in the U.S. federal rate and deferred tax impact for the rate change to be complete. The Company also accounted for the tax impact related to other areas of the Tax Act and believes its analysis to be completed consistent with the guidance in ASU 2018-05. The Company recognizes that the IRS is continuing to publish and finalize ongoing guidance with respect to the Act, which may modify accounting interpretation for the Tax Act. The Company would look to account for these impacts in the period of such change is enacted.

Note 3. Other Revenues and Cost of Revenue

Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services. For the years ended December 31, 2018, 2017 and 2016, the majority of other revenues consisted of product revenues from sales of phones.  Product revenues were $34.7 million, $26.0 million, and $13.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Product cost of revenues were $30.9 million, $25.0 million, and $15.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 4. Financial Statement Components

Cash and cash equivalents consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Cash	$80,457	$70,893
Money market funds	485,872	110,299
Total cash and cash equivalents	$566,329	$181,192

The Company has an immaterial restricted cash balance as of December 31, 2018 and 2017, included in the cash balances above.

Accounts receivable, net consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
		*As adjusted
Accounts receivable	$82,740	$42,243
Unbilled accounts receivable	14,141	5,159
Allowance for doubtful accounts	(2,506)	(712)
Accounts receivable, net	$94,375	$46,690

*	See Note 2 for a summary of adjustments.

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Prepaid expenses	$14,805	$13,690
Inventory	199	198
Other current assets	8,768	7,624
Total prepaid expenses and other current assets	$23,772	$21,512

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Computer hardware and software	$103,766	$74,555
Internal-use software development costs	29,886	18,217
Furniture and fixtures	5,896	6,293
Leasehold improvements	6,863	4,311
Property and equipment, gross	146,411	103,376
Less: accumulated depreciation and amortization	(76,206)	(60,078)
Property and equipment, net	$70,205	$43,298

Total depreciation and amortization expense related to property and equipment was $18.9 million, $15.4 million, and $13.6 million for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued compensation and benefits	$20,932	$18,578
Accrued sales, use, and telecom related taxes	19,609	11,828
Accrued marketing	12,291	7,020
Other accrued expenses	47,855	17,551
Total accrued liabilities	$100,687	$54,977

The carrying value of goodwill is as follows (in thousands):

December 31,
2018
Balance at December 31, 2017 and 2016	$9,393
Dimelo acquisition	21,995
Foreign currency translation adjustments	(150)
Balance at December 31, 2018	$31,238

The carrying values of intangible assets are as follows (in thousands):

			December 31, 2018			December 31, 2017
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2-5 years	$20,121	$4,460	$15,661	$840	$840	$—
Developed technology	4-5 years	6,098	2,279	3,819	3,010	1,548	1,462
Total acquired intangible assets		$26,219	$6,739	$19,480	$3,850	$2,388	$1,462

Amortization expense from acquired intangible assets for the years ended December 31, 2018, 2017 and 2016 was $4.4 million, $0.8 million and $1.1 million, respectively. Amortization of developed technology is included in cost of revenues expenses and amortization of customer relationships is included in sales and marketing expenses in the consolidated statements of operations.  As of December 31, 2018, the weighted-average amortization period for developed technology is approximately 2.8 years and for customer relationships is approximately 3.6 years.

Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2019	$4,895
2020	4,551
2021	4,293
2022	4,164
2023	1,577
Total estimated amortization expense	$19,480

Deferred Sales Commission Costs

Deferred sales commission costs, which relate to sales commission costs capitalized for incremental cost of obtaining customer contracts were $78.8 million and $53.3 million as of December 31, 2018 and 2017, respectively. Amortization expense for the deferred sales commission costs for the years ended December 31, 2018, 2017 and 2016 were $19.8 million, $12.6 million and $7.6 million, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$485,872	$485,872	$—	$—

	Balance at
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$110,299	$110,299	$—	$—

The Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

At December 31, 2018, the estimated fair value of the 0% convertible senior note due 2023 (the “Notes”) was approximately $542.6 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

Note 6. Business Combinations

On October 22, 2018, the Company acquired Dimelo SA (“Dimelo”), a cloud-based digital customer engagement platform. The acquisition will expand the Company’s platform and will enable its customers to manage all their digital customer interactions through a single platform.  The total purchase price of approximately $36.1 million consisted of cash of $30.7 million and the acquisition date fair value of contingent consideration of $5.4 million out of total maximum contingent consideration of $10.0 million. The contingent consideration can be settled either in cash or shares, at the Company’s discretion. Under the terms of the agreement, the Company acquired all of the equity interests of Dimelo.

The contingent consideration is based on the achievement of specified performance targets through the end of the second quarter of 2019.  The fair value of the contingent consideration is included in accrued liabilities on the Consolidated Balance Sheet.

In connection with the acquisition, the Company has agreed to grant $3.3 million in restricted stock units, of which $0.2 million have been granted as of December 31, 2018 and is being recognized as stock-based compensation expense, as the restricted stock units vest over four years.  The remaining awards are expected to be granted once shareholder approval is received in or after the second quarter of 2019. These restricted stock units will vest over a period up to four years and will be recognized as stock-based compensation expense.

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash and cash equivalents	$4,225
Other tangible assets acquired	3,289
Acquired intangible assets	12,208
Goodwill	21,995
Total assets acquired	41,717
Liabilities assumed	(5,646)
Total consideration	$36,071

The amortizable intangible assets have a weighted average useful life of five years. The purchase price exceeded the estimated fair value of the tangible and identifiable intangible assets and liabilities acquired and, as a result of the allocation, the Company recorded goodwill of $22.0 million in connection with this transaction, which is not deductible for tax purposes. The goodwill recognized is attributable primarily to the contributions of the entity's technology to the overall corporate strategy and assembled workforce of the acquired business.

Note 7. Acquired Customer Base

On January 16, 2018, the Company acquired from AT&T the existing customer base of the RingCentral Office@Hand solution, which was previously sold by AT&T, for a total fair value of the purchase consideration of $24.0 million. The fair value of the purchase price consisted of a $20.0 million cash payment upon closing of the transaction and approximately $4.0 million in earn-out payments based on achievement of certain milestones, with a total potential earn-out of up to $6.0 million. The transition of the customer base was expected to be completed over a period of one year from the close of the transaction. The Company had entered into a Transition Services Agreement (“TSA”) for a one-year period. The transaction was accounted for as an asset acquisition.  The value of the total consideration was allocated between the customer relationship intangible asset of $22.0 million, to be amortized over the expected useful life of five years, and the TSA services of $2.0 million, to be amortized over the expected one year of service, based on their relative fair value. Under the terms of the agreement, a portion of the customers transitioned to the Company. The value of the customer base that transitioned to the Company is reflected as a customer relationship asset of approximately $10.0 million, to be amortized over the expected useful life of five years.

Subsequently on August 31, 2018, the Company and AT&T entered into a revised agreement through June 30, 2024, under which AT&T resumed reselling RingCentral solutions to its customers and will obtain control over the non-transitioned customer base. Under the revised agreement, AT&T retained the $20.0 million previously paid to them, and has potential future payments estimated to be approximately $1.0 million. Of these amounts, the value attributed to the non-transitioned customer base was approximately $11.0 million, which is treated as prepaid services for ongoing customer support for existing and new customers and will be amortized over the expected term of the agreement.

Note 8. Senior Convertible Notes

In March 2018, the Company issued $460.0 million aggregate principal amount of 0% convertible senior notes due 2023 in a private placement, including the exercise in full of the over-allotment options of the initial purchasers. The Notes do not bear regular interest, and the principal amount of the Notes does not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture relating to the issuance of Notes (the “Indenture”) or if the Notes are not freely tradeable as required by the indenture. The Notes will mature on March 15, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $449.5 million.

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

During the year ended December 31, 2018, the conditions allowing holders of the Notes to convert were not met.

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

The net carrying amount of the liability component of the Notes was as follows (in thousands):

December 31, 2018
Principal	$460,000
Unamortized discount	(86,270)
Unamortized issuance cost	(7,178)
Net carrying amount	$366,552

The net carrying amount of the equity component of the Notes was as follows (in thousands):

December 31, 2018
Proceeds allocated to the conversion option (debt discount)	$101,141
Issuance cost	(2,318)
Net carrying amount	$98,823

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Year ended December 31,
	2018	2017	2016
Contractual interest expense	$—	$—	$—
Amortization of debt discount	14,872	—	—
Amortization of debt issuance cost	1,046	—	—
Total interest expense related to the Notes	$15,918	$—	$—

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

Note 9. Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating leases for its U.S. and international locations and has entered into financing arrangements to obtain property and equipment for its operations. In addition, the Company leases space from third-party datacenter hosting facilities under co-location agreements to support its cloud infrastructure. As of December 31, 2018, non-cancelable leases expire on various dates between 2019 and 2024 and require the following future minimum lease payments by year (in thousands):

Operating Leases
Year ending December 31,
2019	$13,470
2020	12,057
2021	8,399
2022	4,009
2023	3,224
2024	28
Total future minimum lease payments	$41,187

Operating leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes rent expense on a straight-line basis for all operating lease arrangements with the difference between required lease payments and rent expense recorded as deferred rent. Total rent expense was $6.9 million, $5.5 million, and $4.5 million for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

Sales Tax Liability

The Company regularly increases its sales and marketing activities in various states within the U.S., which may create nexus in those states to collect sales taxes on sales to customers.  Although the Company is diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient in state presence for a state to levy taxes, fees, and surcharges for sales made over the Internet.  As of December 31, 2018 and 2017, the Company recorded a long-term sales tax liability of $1.1 million and $2.6 million, respectively, which is included in other long-term liabilities, based on its best estimate of the probable liability for the loss contingency incurred as of those dates. The Company’s estimate of a probable outcome under the loss contingency is based on analysis of its sales and marketing activities, revenues subject to sales tax, and applicable regulations in each state in each period. No significant adjustments to the long-term sales tax liability have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate. However, changes in management’s assumptions may occur in the future as the Company obtains new information which can result in adjustments to the recorded liability. Increases and decreases to the long-term sales tax liability are recorded as general and administrative expense.

The Company recorded a current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $14.4 million and $9.0 million as of December 31, 2018 and 2017, respectively, which is included in accrued liabilities in the consolidated balance sheet.

Legal Matters

The Company is subject to certain legal proceedings described below, and from time to time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business.

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

TCPA Matters

On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against the Company in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over the Company’s system (“SPS Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, the Company filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the SPS Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, the Company filed a motion to dismiss the SPS Lawsuit in its entirety, along with a collateral motion to dismiss or stay the SPS Lawsuit pending a ruling by the FCC on its Petition.  On October 7, 2016, the Court granted the Company’s motion to dismiss and gave SPS 20 days to amend its complaint.  The district court concurrently dismissed the Company’s motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, the Company filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the Court granted the Company’s motion to dismiss with prejudice and concurrently dismissed its motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017. SPS’s opening brief on appeal was filed on December 20, 2017; asking that the dismissal be reversed and the case be returned to the district court for the Lawsuit to proceed. The Company’s answering brief was filed on February 20, 2018; asking that the dismissal be affirmed. SPS filed its reply brief on April 12, 2018. Oral argument had been scheduled to be heard on November 16, 2018, but on October 23, 2018, the district court ordered that the case be submitted on the briefs and record without oral argument. The Ninth Circuit Court of Appeals issued a decision on November 20, 2018, affirming the order of the district court and finding in RingCentral’s favor. On December 4, 2018, SPS filed a petition for panel rehearing, which RingCentral responded to on January 9, 2019. On January 28, 2019, the Ninth Circuit Court of Appeals denied SPS’ petition for rehearing.  It is too early to predict the outcome of the SPS Lawsuit. Based on the information known to the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the TCPA and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others.  Hurley alternatively alleges that the Company was vicariously liable for the actions of the other co-defendants.  Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims.  The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part the Company’s motion to dismiss.  The court dismissed Hurley’s vicarious liability claim, but allowed Hurley’s TCPA claim to proceed.  The Company filed its answer and affirmatives defenses to the second amended complaint on October 18, 2018.  It is too early to predict the outcome of this lawsuit. Based on the information known to the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

Patent Infringement Matter

On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. (together “Uniloc”) filed in the U.S. District Court for the Eastern District of Texas two actions against the Company alleging infringement of U.S. Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application. The plaintiffs seek a declaration that the Company has infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. On October 9, 2017, the Company filed a motion to dismiss or transfer requesting that the case be transferred to the United States District Court for the Northern District of California.  In response to the motion, plaintiffs filed a first amended complaint on October 24, 2017. The Company filed a renewed motion to dismiss or transfer on November 15, 2017.  Although briefing on that motion has been completed, the motion has not yet been decided.  On February 5, 2018, Uniloc moved to stay the litigation pending the resolution of certain third-party inter partes review proceedings (“IPRs”) before the United States Patent and Trademark Office. On February 9, 2018, the court stayed the litigation pending resolution of the IPRs without prejudice to or waiver of the Company’s motion to dismiss or transfer. This litigation is still in its earliest stages. Based on the information known to the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

Employment Matter

On August 13, 2018, the Company was sued by a former employee, Darren Stemple, in the United States District Court for the Northern District of California in a putative class and collective action alleging certain violations of federal and Colorado laws concerning overtime pay. In January 2019, the Company entered into a memorandum of understanding with the plaintiff’s attorneys to settle the suit, without admission of wrongdoing. The proposed settlement is subject to court approval. The consolidated financial statements include an accrual for the estimated loss that is expected to occur.

Employee Agreements

The Company has signed various employment agreements with executives and key employees pursuant to which if the Company terminates their employment without cause or if the employee terminates his or her employment for good reason following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and RSUs and continued COBRA coverage. As of December 31, 2018, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.

Note 10. Stockholders’ Equity

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

Preferred Stock

The board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B common stock. As of December 31, 2018 and 2017, there were 100,000,000 shares of preferred stock authorized and no shares issued or outstanding.

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

Shares of Class A common stock reserved for future issuance were as follows (in thousands):

December 31, 2018
Preferred stock	100,000
Class B common stock	11,601
2013 Employee stock purchase plan	3,290
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	7,692
Available for future grants	13,060
135,643

Note 11. Share-Based Compensation

A summary of share-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Year Ended December, 31
	2018	2017	2016
Cost of revenues	$4,982	$3,735	$3,165
Research and development	14,975	9,550	7,296
Sales and marketing	27,324	16,015	10,902
General and administrative	20,807	12,760	9,477
Total share-based compensation expense	$68,088	$42,060	$30,840

A summary of share-based compensation expense by award type is as follows (in thousands):

	Year Ended December, 31
	2018	2017	2016
Options	$3,433	$6,803	$9,626
Employee stock purchase plan rights	3,094	2,177	1,737
Restricted stock units	61,561	33,080	19,477
Total share-based compensation expense	$68,088	$42,060	$30,840

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

A total of 6,200,000 shares of Class A common stock have been reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A common stock; (ii) 5% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2018, a total of 3,902,709 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. As of December 31, 2018, a total of 13,060,030 shares remain available for grant under the 2013 Plan.

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

A summary of option activity under all of the plans at December 31, 2018 and changes during the periods then ended is presented in the following table:

			Weighted-
	Number of	Weighted-	Average	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	(in thousands)	Per Share	(in Years)	(in thousands)
Outstanding at December 31, 2015	8,048	$10.27	6.2	$107,091
Granted	547	16.53
Exercised	(962)	10.01
Canceled/Forfeited	(249)	15.50
Outstanding at December 31, 2016	7,384	$10.59	5.3	$74,065
Granted	25	23.99
Exercised	(1,722)	10.39
Canceled/Forfeited	(401)	16.04
Outstanding at December 31, 2017	5,286	$10.30	4.2	$201,480
Granted	—	—
Exercised	(1,138)	8.17
Canceled/Forfeited	(17)	18.79
Outstanding at December 31, 2018	4,131	$10.86	3.3	$295,921
Vested and expected to vest as of December 31, 2018	4,120	$10.84	3.3	$295,028
Exercisable as of December 31, 2018	3,957	$10.58	3.3	$284,364

The total intrinsic values of options exercised during the years ended December 31, 2018, 2017, and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total intrinsic value of options exercised	$74,568	$41,184	$10,718

Valuation Assumptions

The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option-pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield. No options were granted during the year ended December 31, 2018.

Fair value of Common Stock: The Company uses the daily adjusted closing stock price of its Class A common stock as reported by the New York Stock Exchange.

Expected term: The expected term represents the period that option awards are expected to be outstanding. Prior to the fourth quarter of 2017, the expected term was calculated as the mean of the option vesting period and the contractual term (the “Simplified Method”) as these options were determined to be “plain-vanilla” as defined under current guidance. In the fourth quarter of 2017, the Company’s historical data was weighted at 100%. The expected term for options issued to non-employees is the remaining contractual term.

Expected volatility: Prior to the fourth quarter of 2017, the expected stock price volatility of common stock was derived based on a weighing of the Company’s historical volatility and the historical volatilities of a peer group of similar publicly traded companies over a period that approximates the expected term of the option. In the fourth quarter of 2017, the Company’s historical volatility was weighted at 100%.

Risk-free interest rate: The risk-free interest rate was based on the yield available on U.S. Treasury zero-coupon issues with a term that approximates the expected term of the option.

Expected dividend yield: The expected dividend yield was 0% as the Company has not declared, nor paid, and does not expect to pay cash dividends.

The weighted-average assumptions used in the option-pricing model and the resulting grant date fair value of stock options granted in the periods presented were as follows:

	Year ended December 31,
	2018	2017	2016
Expected term for employees (in years)	—	4.4	4.7
Expected term for non-employees (in years)	—	4.6	5.9
Expected volatility	—	44%	47%
Risk-free interest rate	—	1.78%	1.12%
Expected dividend yield	—	0%	0%
Grant date fair value of employee options	—	$9.08	$6.72

As of December 31, 2018 and 2017, there was approximately $1.0 million and $3.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.8 years and 1.4 years, respectively.

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

The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2018, a total of 780,542 shares of Class A common stock were added to the ESPP Plan in connection with the annual increase provision. At December 31, 2018, a total of 3,290,355 shares were available for issuance under the ESPP.

The weighted-average assumptions used to value ESPP rights under the Black-Scholes-Merton option-pricing model and the resulting offering grant date fair value of ESPP rights granted in the periods presented were as follows:

	Year ended December 31,
	2018	2017	2016
Expected term (in years)	0.5	0.5	0.5
Expected volatility	42%	34%	41%
Risk-free interest rate	2.31%	1.20%	0.50%
Expected dividend yield	0%	0%	0%
Offering grant date fair value of ESPP rights	$18.07	$9.52	$5.29
As of December 31, 2018 and 2017, there was approximately $1.5 million and $1.1 million of unrecognized share-based compensation expense related to outstanding ESPP rights, which will be recognized on a straight-line basis over the remaining weighted average vesting periods of approximately 0.4 years, respectively.

Restricted Stock Units

The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at December 31, 2018 and changes during the periods then ended is presented in the following table:

	Number of	Weighted-	Aggregate
	RSUs	Average	Intrinsic
	Outstanding	Grant Date Fair	Value
	(in thousands)	Value Per Share	(in thousands)
Outstanding at December 31, 2015	2,288	$16.63	$53,972
Granted	2,798	18.65
Released	(1,096)	16.77
Canceled/Forfeited	(436)	17.92
Outstanding at December 31, 2016	3,554	$18.01	$73,261
Granted	3,005	30.20
Released	(1,680)	19.54
Canceled/Forfeited	(598)	20.91
Outstanding at December 31, 2017	4,281	$25.51	$207,197
Granted	1,746	67.64
Released	(1,971)	30.50
Canceled/Forfeited	(495)	34.99
Outstanding at December 31, 2018	3,561	$42.09	$293,523

As of December 31, 2018 and 2017, there was a total of $107.9 million and $79.1 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.4 years and 2.7 years, respectively.

Bonus Plan

In December 2017, the Board adopted the Selective 2018 Key Employee Equity Bonus Plan (“KEEB Plan”), which became effective on January 1, 2018. The KEEB Plan allows the recipients to earn fully vested shares of the Company’s common stock upon the achievement of quarterly service and performance conditions. During the year ended December 31, 2018, 114,147 RSUs were issued under the KEEB Plan. The Company recognized an estimated $9.2 million of expense on a straight-line basis during the year ended December 31, 2018, based on a total requisite service period of approximately 0.4 years.

The unrecognized share-based compensation expense was approximately $0.9 million, which will be recognized over the remaining service period of 0.1 year. The shares issued under this plan will be issued from the Company’s 2013 Plan shares available for issuance.

Note 12. Income Taxes

Net loss before provision for (benefit from) income taxes consisted of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
United States	$(29,584)	$(5,883)	$(14,824)
International	3,521	1,937	(1,165)
Total net loss before provision for (benefit from) income taxes	$(26,063)	$(3,946)	$(15,989)

* Adjusted for the adoption of Topic 606

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
Current
Federal	$—	$—	$—
State	61	49	63
Foreign	382	256	209
Total current	443	305	272
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	(303)	(47)	(36)
Total deferred	(303)	(47)	(36)
Total income tax provision	$140	$258	$236

The provision for (benefit from) income tax differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
		*As adjusted	*As adjusted
Federal tax benefit at statutory rate	$(5,473)	$(1,341)	$(5,436)
State tax, net of federal tax benefit	48	32	28
Research and development credits	(3,284)	(707)	(745)
Share-based compensation	(25,170)	(18,154)	960
Other permanent differences	1,325	814	600
Change in U.S. federal Tax Rate	—	33,254	—
Foreign tax rate differential	(288)	(445)	(225)
Net operating (gains) losses not recognized	32,982	(13,195)	5,054
Release of valuation allowance associated with acquisitions	—	—	—
Total income tax provision	$140	$258	$236

* Adjusted for the adoption of Topic 606

In general, it is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. Undistributed earnings of foreign subsidiaries are immaterial for all periods presented. Because the Company’s non-U.S. subsidiary earnings have previously been subject to the one-time transition tax on foreign earnings required by the 2017 Tax Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign withholding taxes and/or U.S. state income taxes.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2018	2017
		*As adjusted
Deferred tax assets
Net operating loss and credit carry-forwards	$109,812	$73,016
Research and development credits	16,380	8,027
Sales tax liability	258	627
Share-based compensation	5,435	4,955
Accrued liabilities	5,135	4,881
Gross deferred tax assets	137,020	91,506
Valuation allowance	(94,118)	(75,874)
Total deferred tax assets	42,902	15,632
Deferred tax liabilities
Convertible debt discount	(21,035)	—
Deferred sales commissions	(18,253)	(13,361)
Acquired intangibles	(2,670)	(344)
Property and equipment	(3,573)	(1,714)
Net deferred tax (liabilities) assets	$(2,629)	$213

* Adjusted for the adoption of Topic 606

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  In accordance with SAB 118, the Company recorded a provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which was a net decrease related to deferred tax assets and deferred tax liabilities of $38 million, with a corresponding and fully offsetting adjustment to the Company’s valuation allowance for the year ended December 31, 2017.  As of December 22, 2018, the Company has completed its accounting for the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. There have been no net benefit changes to the provisional estimates disclosed in the period of enactment under SAB 118. The Tax Act also created a new requirement that certain Global Intangible Low Taxed income (“GILTI”) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. The Company has elected to treat GILTI as a period cost in the computation of its income tax provision computations.

In connection with the acquisition of Dimelo on October 24, 2018, a net deferred tax liability of $3.1 million was established, the most significant component of which is related to the book/tax basis differences associated with the acquired technology and customer relationships. The amortization of the intangibles also contributed to the deferred tax benefit recorded in the foreign jurisdictions in the current year.

On January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The adoption of that standard did not have an impact on the Company’s consolidated balance sheet, results of operations, cash flows or statement of stockholders’ equity because the Company has a full valuation allowance on its deferred tax assets. Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, the Company’s deferred tax assets would have increased by $18.0 million.

At December 31, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $428.7 million and $344.8 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards will begin to expire in 2023 and 2021, respectively. The Company also has research credit carryforwards for federal and California tax purposes of approximately $13.1 million and $11.0 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2028 and the California research credits carry forward indefinitely. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions.

The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2018, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2018 and 2017 was an increase of $18.2 million, $4.8 million, respectively.

In accordance with ASC 740-10, Income Taxes, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes.

The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2018 (in thousands):

	2018	2017	2016
Unrecognized tax benefits, beginning of the year	$3,004	$2,460	$1,897
Increases related to prior year tax positions	1,050	—	26
Decreases related to prior year tax positions	—	(3)	—
Increases related to current year tax positions	1,975	547	538
Unrecognized tax benefits, end of year	$6,029	$3,004	$2,460

The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.

The Company files U.S. and foreign income tax returns with varying statutes of limitations. Due to the Company’s net carry-over of unused operating losses and tax credits, all years from 2003 forward remain subject to future examination by tax authorities.

Note 13. Basic and Diluted Net Loss Per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator
Net loss	$(26,203)	$(4,204)	$(16,225)
Denominator
Weighted-average common shares for basic and diluted net loss per share	79,500	76,281	72,994
Basic and diluted net loss per share	$(0.33)	$(0.06)	$(0.22)

The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2018	2017	2016
Shares of common stock issuable under equity incentive plans outstanding	8,943	10,806	11,726
Convertible senior notes	79	—	—
Potential common shares excluded from diluted net loss per share	9,022	10,806	11,726

Note 14. Geographic Concentrations

Revenues by geographic location are based on the billing address of the customer. More than 90% of the Company’s revenues are from the U.S. for fiscal years ended December 31, 2018, 2017, and 2016. No other individual country exceeded 10% of total revenues for fiscal years ended December 31, 2018, 2017, and 2016. Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At December 31, 2018 and 2017, more than 67% and 85% of the Company’s long-lived assets were located in the U.S., respectively. As of December 31, 2018, France represented 26% of the Company’s consolidated long-lived assets, including fair value adjustments relating to the acquisition of Dimelo. There was no other single country outside of the U.S. representing 10% or more of the Company’s consolidated long-lived assets as of December 31, 2018 and 2017.

Note 15. 401(k) Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Substantially all of the U.S. employees are eligible to make contributions to the 401(k) plan. On July 1, 2017, the Company implemented a 401(k) employer match, based on the amount of the employees’ contributions subject to certain limitations. Employer contributions were $2.9 million and $1.1 million for the years ended December 31, 2018 and 2017. There were no employer contributions to this plan for the years ended December 31, 2016.

Note 16. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the years ended December 31, 2018 and 2017 (in thousands except per share data):

	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017*	Sep 30, 2017*	Jun 30, 2017*	Mar 31, 2017*
Consolidated Statements of Operations Data
Revenues	$188,624	$173,825	$160,832	$150,343	$141,185	$130,279	$119,919	$112,234
Gross profit	144,509	134,551	122,766	114,669	107,565	99,495	90,358	84,928
Operating loss	(3,404)	(7,027)	(4,654)	(1,351)	(217)	(265)	(2,627)	(2,229)
Net income (loss)	(5,678)	(9,518)	(8,291)	(2,716)	(121)	269	(2,115)	(2,237)
Net income (loss) per share, basic and diluted	$(0.07)	$(0.12)	$(0.10)	$(0.03)	$—	$—	$(0.03)	$(0.03)

*	Adjusted for the adoption of Topic 606.

Note 17. Related-Party Transactions

In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at December 31, 2018 and 2017 were $1.2 million and $1.1 million, respectively. Total expenses incurred from Google Inc. in 2018, 2017, and 2016 were $18.8 million, $15.4 million, and $14.2 million, respectively.

Note 18. Subsequent Events

On January 14, 2019, the Company acquired all the stock of Connect First, Inc. (“Connect First”), a cloud-based outbound/blended customer engagement platform for midsize and enterprise companies, for total consideration, net of cash acquired, of up to $40 million, including up to $4 million in restricted stock units, subject to customary transaction adjustments. The acquisition of Connect First will complement the Company’s current Customer Engagement portfolio and will provide transformative and differentiated customer experiences. The acquisition will be accounted for as a business combination.  Management is evaluating the impact of the business combination on its consolidated financial statements. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The Company is currently performing procedures necessary to determine the purchase price allocation and will record the initial fair value estimates in the financial statements for the quarter ending March 31, 2019.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. In evaluating the effectiveness of our internal controls over financial reporting as of December 31, 2018, our management excluded Dimelo SA (“Dimelo”) in accordance with the guidance issued by the Securities and Exchange Commission, since it was acquired on October 22, 2018. Dimelo’s assets, excluding acquisition method fair value adjustments, as of December 31, 2018, and Dimelo’s revenues for the period from October 22, 2018 through December 31, 2018, were less than 1% of our consolidated total assets and total revenues, respectively, in our consolidated financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following chart sets forth certain information as of December 31, 2018, with respect to our equity compensation plans, specifically our 2003 Equity Incentive Plan (the “2003 Plan”), 2010 Equity Incentive Plan (the “2010 Plan”), 2013 Equity Incentive Plan (the “2013 Plan”), and our Amended and Restated Employee Stock Purchase Plan (the “ESPP”). Each of the 2003 Plan, the 2010 Plan, the 2013 Plan and the ESPP has been approved by our stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	7,805,035	$25.93	16,350,385

Equity Compensation Plan Information

(1)

Includes shares reserved for issuance under the 2013 Plan and the ESPP. The number of shares reserved for issuance under the 2013 Plan automatically increases on January 1st of each year by the lesser of (i) 6,200,000 shares, or (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year. During the year ended December 31, 2018, a total of 3,902,709 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. In addition, the number of shares reserved for issuance under the 2013 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 2003 and 2010 Plans that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 2003 and 2010 Plans. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 1,250,000 shares, or (ii) once percent (1%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year. During the year ended December 31, 2018, a total of 780,542 shares of Class A common stock were added to the 2013 ESPP Plan in connection with the annual increase provision.

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

4.2

Indenture, dated March 5, 2018, between RingCentral, Inc. and U.S. Bank National Association. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

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

10.4+

Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Statement on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, and incorporated herein by reference).

10.5+	Equity Acceleration Policy.

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

10.14+

2017 Bonus Plan, Appendix A 2017 H1, Appendix B 2017 H2 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 26, 2018, and incorporated herein by reference).

10.15+	2018 Bonus Plan, Appendix A 2018.

10.16

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

10.17

Commercial Lease Agreement, dated May 17, 2017, by and between the Company and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

10.18

First Amendment to Lease, dated May 7, 2018, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, and incorporated herein by reference).

10.19	Form 0% Convertible Senior Note due 2023 (included in Exhibit 4.2). (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

10.20	Form of Capped Call Confirmation. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Indicates a management or compensatory plan

(b)	Financial Statements. Our consolidated financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K.
(c)

Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 26th day of February 2019.

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

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 26, 2019
Vladimir Shmunis	(Principal Executive Officer)

/s/ Mitesh Dhruv	Chief Financial Officer	February 26, 2019
Mitesh Dhruv	(Principal Financial and Accounting Officer)

/s/ Michelle McKenna	Director	February 26, 2019
Michelle McKenna

/s/ Robert Theis	Director	February 26, 2019
Robert Theis

/s/ Allan Thygesen	Director	February 26, 2019
Allan Thygesen

/s/ R. Neil Williams	Director	February 26, 2019
R. Neil Williams
/s/ Kenneth A. Goldman	Director	February 26, 2019
Kenneth A. Goldman