Form 10-Q
period 2019-03-31
RingCentral Inc
filed 2019-05-10
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36089
_________________________________________________________
RingCentral, Inc.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	94-3322844 (I.R.S. Employer Identification No.)
20 Davis Drive
Belmont, California 94002
(Address of principal executive offices)
(650) 472-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001	RNG	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None

_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of May 2, 2019, there were 70,347,665 shares of Class A Common Stock issued and outstanding and 11,591,207 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$549,030	$566,329
Accounts receivable, net	100,706	94,375
Deferred sales commission costs	24,924	23,038
Prepaid expenses and other current assets	29,708	23,772
Total current assets	704,368	707,514
Property and equipment, net	74,203	70,205
Operating lease right-of-use-assets	31,719	—
Deferred sales commission costs, non-current	59,098	55,735
Goodwill	55,373	31,238
Acquired intangibles, net	30,634	19,480
Other assets	10,307	10,154
Total assets	$965,702	$894,326
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$19,366	$10,145
Accrued liabilities	115,363	100,687
Deferred revenue	93,828	88,527
Total current liabilities	228,557	199,359
Convertible senior notes, net	371,534	366,552
Operating lease liabilities	23,693	—
Other long-term liabilities	10,694	10,806
Total liabilities	634,478	576,717

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock	8	8
Additional paid-in capital	571,426	551,078
Accumulated other comprehensive income	1,851	2,226
Accumulated deficit	(242,061)	(235,703)
Total stockholders' equity	331,224	317,609
Total liabilities and stockholders' equity	$965,702	$894,326

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Software subscriptions	$182,708	$136,960
Other	18,781	13,383
Total revenues	201,489	150,343
Cost of revenues
Software subscriptions	35,334	24,526
Other	15,501	11,148
Total cost of revenues	50,835	35,674
Gross profit	150,654	114,669
Operating expenses
Research and development	29,787	22,651
Sales and marketing	99,551	71,920
General and administrative	28,779	21,449
Total operating expenses	158,117	116,020
Loss from operations	(7,463)	(1,351)
Other income (expense), net
Interest expense	(5,032)	(1,411)
Other income, net	3,051	73
Other income (expense), net	(1,981)	(1,338)
Loss before income taxes	(9,444)	(2,689)
Provision for (benefit from) income taxes	(3,086)	27
Net loss	$(6,358)	$(2,716)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.03)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	81,400	78,341

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(6,358)	$(2,716)
Other comprehensive loss
Foreign currency translation adjustments	(375)	222
Comprehensive loss	$(6,733)	$(2,494)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2018	81,046	$8	$551,078	$2,226	$(235,703)	$317,609
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	782	—	732	—	—	732
Share-based compensation	—	—	19,616	—	—	19,616
Changes in comprehensive loss	—	—	—	(375)	—	(375)
Net loss	—	—	—	—	(6,358)	(6,358)
Balance as of March 31, 2019	81,828	$8	$571,426	$1,851	$(242,061)	$331,224

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2017	78,054	$8	$434,840	$2,998	$(209,500)	$228,346
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	801	—	2,674	—	—	2,674
Shares repurchased	(239)	—	(15,000)	—	—	(15,000)
Share-based compensation		—	13,427	—	—	13,427
Equity component of convertible senior notes, net of issuance costs	—	—	98,823	—	—	98,823
Purchase of capped calls	—	—	(49,910)	—	—	(49,910)
Changes in comprehensive loss	—	—	—	222	—	222
Net loss	—	—	—	—	(2,716)	(2,716)
Balance as of March 31, 2018	78,616	$8	$484,854	$3,220	$(212,216)	$275,866

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(6,358)	$(2,716)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,696	5,542
Share-based compensation	19,398	13,267
Amortization of deferred sales commission costs	6,228	3,984
Amortization of debt discount and issuance costs	4,982	1,370
Foreign currency remeasurement (gain) loss	(11)	267
Provision for bad debt	337	554
Deferred income taxes	(235)	(6)
Tax benefit from release of valuation allowance	(3,245)	—
Other	1,347	206
Changes in assets and liabilities:
Accounts receivable	(5,267)	(9,243)
Deferred sales commission costs	(11,477)	(7,478)
Prepaid expenses and other current assets	(5,834)	(2,270)
Other assets	(83)	337
Accounts payable	7,757	(2,816)
Accrued liabilities	(103)	6,079
Deferred revenue	5,301	5,120
Other liabilities	(236)	(12)
Net cash provided by operating activities	20,197	12,185
Cash flows from investing activities
Purchases of property and equipment	(6,862)	(4,587)
Capitalized internal-use software	(3,543)	(2,759)
Cash paid for business combination, net of cash acquired	(27,870)	—
Cash paid for acquisition of intangible assets	—	(18,470)
Net cash used in investing activities	(38,275)	(25,816)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	449,457
Payments for capped call transactions and costs	—	(49,910)
Repurchase of common stock	—	(15,000)
Proceeds from issuance of stock in connection with stock plans	2,666	3,688
Taxes paid related to net share settlement of equity awards	(1,934)	(1,014)
Net cash provided by financing activities	732	387,221
Effect of exchange rate changes	47	181
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,299)	373,771
Cash, cash equivalents and restricted cash
Beginning of period	566,329	181,192
End of period	$549,030	$554,963
Supplemental disclosure of cash flow data
Cash paid for income taxes, net of refunds	$64	$44
Non-cash investing and financing activities
Cash held for future indemnity claims	$7,200	$—
Equipment acquired under financing obligations	$—	$4,513
Liability for potential future payments	$—	$3,848
Equipment and capitalized internal-use software purchased and unpaid at period end	$3,559	$1,108
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
Basis of Presentation and Consolidation
The Company's unaudited condensed consolidated financial statements and accompanying notes reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2019. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).
Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) ("Topic 842"), issued by the Financial Accounting Standards Board (“FASB”), as discussed in Note 2.
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results could differ from these estimates.
Changes in Significant Accounting Policies
Except for the accounting policies for leases that were updated as a result of adopting Topic 842, there have been no changes to the Company's significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Leases
The Company determines if a contract is a lease or contains a lease at the inception of the contract, and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (“ROU”) assets are presented separately on the Company's Condensed Consolidated Balance Sheet. Operating lease liabilities are separated into a current portion, included within accrued liabilities on the Company's Condensed Consolidated Balance Sheet, and a non-current portion included within operating lease liabilities on the Company's Condensed Consolidated Balance Sheet. The Company does not have significant finance lease ROU assets or liabilities. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.
The Company’s lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. Because the rate implicit in the lease is not readily determinable, the Company generally uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

borrowing rate is derived from information available at the lease commencement date. The Company factors in publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The Company's ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.
The term of the Company's leases equal the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that the Company is reasonably certain to exercise. The Company establishes the term of each lease at lease commencement, and reassesses that term in subsequent periods when one of the triggering events outlined in Topic 842 occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.
The Company's lease contracts often include lease and non-lease components. For facility leases, the Company has elected the practical expedient offered by the standard to not separate lease from non-lease components and accounts for them as a single lease component. For the Company's other contracts that include leases, the Company accounts for the lease and non-lease components separately.
The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term. Additionally, for certain facility leases, the Company applies a portfolio approach, whereby it effectively accounts for the operating lease ROU assets and liabilities for multiple leases as a single unit of account because the accounting effect of doing so is not material.
Recent Accounting Pronouncements Not Yet Adopted
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, which expands the disclosure requirements for Level 3 fair value measurements and expands disclosures for entities that calculate net assets value. This amendment is applicable to all public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt this update effective fiscal first quarter of 2020. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This amendment is applicable to all public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company will early adopt this guidance in 2019 and does not expect implementation of this amendment to have a material impact on its financial statements or disclosures.
Note 2. Impact of Recently Adopted Accounting Pronouncements

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 1, 2019, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842), which requires recognition of ROU assets and lease liabilities for most leases on the Company’s Consolidated Balance Sheet. The Company adopted ASU 2016-02 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption (i.e., January 1, 2019). The Company elected the package of practical expedients which allows the Company not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. The Company also elected the practical expedient to not separate lease and non-lease components for its facility leases, and to not recognize ROU assets and liabilities for short-term leases.
The standard had a material impact on the Company’s Condensed Consolidated Balance Sheet but did not have a significant impact on its Condensed Consolidated Statement of Operations or Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.
The adoption of this new standard at January 1, 2019, resulted in the following changes (in thousands):

•	assets increased by $33.5 million, primarily representing the recognition of ROU assets for operating leases; and

•	liabilities increased by $33.5 million, primarily representing the recognition of lease liabilities for operating leases.

Note 3. Revenue and Cost of Revenue
The Company derives its revenues primarily from software subscriptions, sale of products, and professional services. Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended March 31,
	2019	2018
Primary geographical markets
North America	95%	96%
Others	5	4
Total revenues	100%	100%
The Company derived approximately 91% and 86% of subscription revenues from RingCentral Office product for the three months ended March 31, 2019 and 2018, respectively.
Deferred revenue
During the three months ended March 31, 2019, the Company recognized revenue of $49.1 million, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contracted revenue as of March 31, 2019 that has not yet been recognized was $0.7 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize approximately 58% of this balance over the next 12 months and 42% thereafter.
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services. Product revenues were $9.6 million and $8.0 million for the three months ended March 31, 2019 and 2018, respectively. Cost of product revenues were $9.0 million and $7.9 million for the three months ended March 31, 2019 and 2018, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Cash	$60,404	$80,457
Money market funds	488,626	485,872
Total cash and cash equivalents	$549,030	$566,329
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$90,701	$82,740
Unbilled accounts receivable	12,374	14,141
Allowance for doubtful accounts	(2,369)	(2,506)
Accounts receivable, net	$100,706	$94,375
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid expenses	$15,928	$14,805
Inventory	251	199
Other current assets	13,529	8,768
Total prepaid expenses and other current assets	$29,708	$23,772

Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Computer hardware and software	$105,851	$103,766
Internal-use software development costs	33,660	29,886
Furniture and fixtures	6,557	5,896
Leasehold improvements	8,363	6,863
Total property and equipment	154,431	146,411
Less: accumulated depreciation and amortization	(80,228)	(76,206)
Property and equipment, net	$74,203	$70,205
Depreciation and amortization expense was $5.8 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2018	$31,238
Connect First acquisition	24,552
Foreign currency translation adjustments	(417)
Balance at March 31, 2019	$55,373

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values of intangible assets are as follows (in thousands):

		March 31, 2019			December 31, 2018
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 to 5 years	$21,247	$5,369	$15,878	$20,121	$4,460	$15,661
Developed technology	3 to 5 years	18,039	3,283	14,756	6,098	2,279	3,819
Total acquired intangible assets		$39,286	$8,652	$30,634	$26,219	$6,739	$19,480
Amortization expense from acquired intangible assets for the three months ended March 31, 2019 and 2018 was $1.9 million and $1.1 million, respectively.
Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.  At March 31, 2019, the weighted average amortization period for customer relationships and developed technology both were approximately 3.0 years.
Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2019 (remaining)	$6,829
2020	8,761
2021	8,504
2022	4,711
2023 onwards	1,829
Total estimated amortization expense	$30,634
Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation and benefits	$22,049	$20,932
Accrued sales, use and telecom related taxes	20,465	19,609
Accrued marketing	12,184	12,291
Operating lease liabilities, short-term	11,937	—
Other accrued expenses	48,728	47,855
Total accrued liabilities	$115,363	$100,687
Accrued sales, use and telecom related taxes included current sales tax liability for non-contingent amounts expected to be remitted in the next twelve months of $14.8 million and $14.4 million as of March 31, 2019 and December 31, 2018, respectively.
Deferred Sales Commission Costs
Amortization expense for the deferred sales commission costs for the three months ended March 31, 2019 and 2018 were $6.2 million and $4.0 million, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$488,626	$488,626	$—	$—

	Balance at December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$485,872	$485,872	$—	$—
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
As of March 31, 2019, the fair value of the 0% convertible senior notes due 2023 (the “Notes”) was approximately $653.0 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Note 6. Business Acquisition

On January 14, 2019, the Company acquired the equity interests of Connect First, Inc. (“Connect First”), a cloud-based outbound/blended customer engagement platform for midsize and enterprise companies. The acquisition will complement the Company’s current Customer Engagement portfolio to provide differentiated customer experiences.

The total purchase price of approximately $36.5 million consisted of cash of $29.3 million and $7.2 million held to cover indemnity claims made by the Company after the closing date. In connection with the acquisition, the Company granted $4.0 million in restricted stock units, which will vest over four years.

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash and cash equivalents	$1,427
Other tangible assets acquired	2,266
Acquired intangible assets	13,300
Goodwill	24,552
Total assets acquired	$41,545
Liabilities assumed	(5,048)
Total consideration	$36,497

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortizable intangible assets have a weighted average useful life of three years. The purchase price exceeded the estimated fair value of the tangible and identifiable intangible assets and liabilities acquired and, as a result of the allocation, the Company recorded goodwill of $24.6 million, which is not deductible for tax purposes. The goodwill recognized is attributable primarily to contributions of the entity's technology to the overall corporate strategy, enhancements to the Company's contact center product offerings, and assembled workforce of the acquired business.
Note 7. Convertible Senior Notes
In March 2018, the Company issued $460.0 million aggregate principal amount of 0% convertible senior notes due 2023 in a private placement, including the exercise in full of the over-allotment options of the initial purchasers. The Notes are senior unsecured obligations of the Company, do not bear regular interest, and the principal amount of the Notes does not accrete. The Notes may bear special interest under specified circumstances as outlined in the indenture relating to the issuance of Notes (the “Indenture”) or if the Notes are not freely tradeable as required by the indenture. The Notes will mature on March 15, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $449.5 million.
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
The Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after December 15, 2022, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or a portion of their Notes regardless of these conditions.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at the Company’s election.  It is the Company’s current intent to settle the principal amount of the Notes with cash.
During the three months ended March 31, 2019, the conditions allowing holders of the Notes to convert were not met.
The Company may redeem the Notes, at its option, on or after September 20, 2020, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest to, but excluding the redemption date, subject to certain conditions. No sinking fund is provided for the Notes. Upon the occurrence of a fundamental change (as defined in the Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

March 31, 2019
Principal	$460,000
Unamortized discount	(81,627)
Unamortized issuance cost	(6,839)
Net carrying amount	$371,534

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Contractual interest expense	$—	$—
Amortization of debt discount	4,643	1,282
Amortization of debt issuance costs	339	88
Total interest expense related to the Notes	$4,982	$1,370
In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $81.45 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $119.035 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.6 million shares of Class A Common Stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls settle in components commencing January 13, 2023 with the last component expiring on March 13, 2023. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law; insolvency filings; and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $49.9 million incurred to purchase the Capped Call transactions was recorded as a reduction to additional paid-in capital on the Company's Condensed Consolidated Balance Sheets.
Note 8. Leases

The Company primarily leases facilities for office and datacenter space under non-cancelable operating leases for its U.S. and international locations.  As of March 31, 2019, non-cancelable leases expire on various dates between 2019 and 2024.

Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2019, the components of leases and lease costs are as follows (in thousands):

Operating Leases	March 31, 2019
Operating lease right-of-use assets	$31,719

Accrued liabilities	$11,937
Operating lease liabilities	23,693
Total operating lease liabilities	$35,630

Lease Cost	Three Months Ended March 31, 2019
Operating lease cost (a)	$4,049

(a) Includes short-term leases and variable lease costs, which are immaterial.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Maturity of Lease Liabilities	Operating Leases
2019 (remaining)	$10,130
2020	12,384
2021	8,667
2022	4,181
2023	3,244
2024 onwards	28
Total future minimum lease payments	38,634
Less: Imputed interest	(3,004)
Present value of lease liabilities	$35,630

Other supplemental information as of March 31, 2019 is as follows (in thousand):

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining operating lease term (years)	2.8
Weighted-average operating lease discount rate	5%

Supplemental Cash Flow Information	Three Months Ended March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows resulting from operating leases	$3,715

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$1,276

As of March 31, 2019, the Company has additional operating leases of approximately $14 million that have not yet commenced and as such, have not yet been recognized on the Company’s Condensed Consolidated Balance Sheet. These operating leases are expected to commence in 2019 with lease terms between three and ten years.

Note 9. Commitments and Contingencies
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
TCPA Matters
On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against the Company in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over the Company’s system (“SPS Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

July 6, 2016, the Company filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the SPS Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, the Company filed a motion to dismiss the SPS Lawsuit in its entirety, along with a collateral motion to dismiss or stay the SPS Lawsuit pending a ruling by the FCC on the Company’s Petition.  On October 7, 2016, the district court granted the Company’s motion to dismiss.  The district court concurrently dismissed the Company’s motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, the Company filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the district court granted the Company’s motion to dismiss with prejudice and concurrently dismissed the Company’s motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017. SPS’s opening brief on appeal was filed on December 20, 2017; asking that the dismissal be reversed and the case be returned to the district court for the Lawsuit to proceed. The Company’s answering brief was filed on February 20, 2018; asking that the dismissal be affirmed. SPS filed its reply brief on April 12, 2018. The Ninth Circuit Court of Appeals issued a decision on November 20, 2018, affirming the order of the district court and finding in RingCentral’s favor. On December 4, 2018, SPS filed a petition for panel rehearing, which RingCentral responded to on January 9, 2019. On January 28, 2019, the Ninth Circuit Court of Appeals denied SPS’ petition for rehearing.  On April 29, 2019, SPS filed a petition in the Supreme Court for a writ of certiorari.  A response in opposition from the Company is optional unless the Supreme Court requests that the Company file a response.  The Company cannot predict whether the Supreme Court will grant SPS’s petition.  It is too early to predict the outcome of the SPS Lawsuit. Based on the information known to the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.
On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the TCPA and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others.  Hurley alternatively alleged that the Company was vicariously liable for the actions of the other co-defendants.  Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims.  The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part the Company’s motion to dismiss.  The district court dismissed Hurley’s vicarious liability claim but allowed Hurley’s TCPA claim to proceed.  The Company filed its answer and affirmatives defenses to the second amended complaint on October 18, 2018.  It is too early to predict the outcome of this lawsuit. Based on the information known to the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.
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
Note 10. Share-Based Compensation

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$1,641	$1,010
Research and development	4,262	3,094
Sales and marketing	7,608	5,041
General and administrative	5,887	4,122
Total share-based compensation expense	$19,398	$13,267
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Options	$535	$1,128
Employee stock purchase plan rights	900	735
Restricted stock units	17,963	11,404
Total share-based compensation expense	$19,398	$13,267
Equity Incentive Plans
As of March 31, 2019, a total of 16,956,508 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”). A summary of option activity under all of the Company’s equity incentive plans at March 31, 2019 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	4,131	$10.86	3.3	$295,921
Granted	—	—
Exercised	(343)	7.77
Canceled/Forfeited	(125)	1.29
Outstanding at March 31, 2019	3,663	$11.47	3.1	$353,165
Vested and expected to vest as of March 31, 2019	3,658	$11.46	3.1	$352,465
Exercisable as of March 31, 2019	3,571	$11.31	3.1	$344,531
No options were granted during the three months ended March 31, 2019 and 2018. The total intrinsic value of options exercised during three months ended March 31, 2019 and 2018 were $32.1 million and $20.0 million, respectively.
As of March 31, 2019, there was approximately $0.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.8 years.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discounted price through payroll deductions.
As of March 31, 2019, there was a total of $0.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At March 31, 2019, a total of 4,100,814 shares were available for issuance under the ESPP.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants.  RSUs issued under the 2013 Plan generally vest over four years.  A summary of activity of RSUs under the 2013 Plan at March 31, 2019, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,561	$42.09	$293,523
Granted	258	97.18
Released	(457)	38.33
Canceled/Forfeited	(97)	48.30
Outstanding at March 31, 2019	3,265	$46.88	$351,949
As of March 31, 2019, there was a total of $110.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.3 years.
Bonus Plan
In December 2017, the Company's board of directors (the "Board") adopted the Selective 2018 Key Employee Equity Bonus Plan (the "2018 KEEB Plan”), which became effective on January 1, 2018, and in December 2018, the Board adopted the Selective 2019 Key Employee Equity Bonus Plan (the "2019 KEEB Plan" and together with the 2018 KEEB Plan the "KEEB Plans"), which became effective on January 1, 2019. Both the 2018 KEEB Plan and the 2019 KEEB Plan allow the recipients to earn fully vested shares of the Company’s common stock upon the achievement of quarterly service and performance conditions. During the quarter ended March 31, 2019, 27,253 RSUs were issued under the 2018 KEEB Plan. The Company recognized an estimated $3.0 million of expense on a straight-line basis during the three months ended March 31, 2019, based on a total requisite service period of approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $1.1 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under this plan will be issued from the Company’s 2013 Plan shares available for issuance.
Note 11. Segment Reporting
The Company has determined that the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Concentrations
At March 31, 2019 and December 31, 2018, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At March 31, 2019 and December 31, 2018, more than 77% and 67% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. France represented 16% and 26% of the Company's consolidated long-lived assets, including fair value adjustments relating to Dimelo, as of March 31, 2019 and December 31, 2018, respectively. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
Note 12. Income Taxes
The provision for (benefit from) income taxes for the three months ended March 31, 2019 and 2018, was $(3,086,000) and $27,000, respectively, and consisted primarily of state minimum taxes and foreign income taxes. For the three months ended March 31, 2019 and 2018, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable. Due to the Connect First acquisition, a deferred tax liability was established for the book-tax basis difference related to identifiable acquired intangibles. The net deferred tax liability from acquisitions is considered an additional source of income to support the realizability of the Company's pre-existing deferred tax asset and as a result, the Company released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $3.2 million

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

for the three months ended March 31, 2019. The Company realized no benefit for current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2019 and December 31, 2018. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three months ended March 31, 2019, there were no material changes to the total amount of unrecognized tax benefits.
Note 13. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, and convertible senior notes, to the extent dilutive. For the three months ended March 31, 2019 and 2018, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator
Net loss	$(6,358)	$(2,716)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	81,400	78,341
Basic and diluted net loss per share	$(0.08)	$(0.03)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2019	2018
Shares of common stock issuable under equity incentive awards outstanding	7,470	9,328
Convertible senior notes	966	—
Potential common shares excluded from diluted net loss per share	8,436	9,328
Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in cash or shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $81.45 per share for the Notes.
Note 14. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at March 31, 2019 and December 31, 2018 were $1.4 million and $1.2 million, respectively. Total expenses incurred from Google Inc. were $4.6 million and $5.1 million in the three months ended March 31, 2019 and 2018, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 27, 2019 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” included under Part II, Item 1A below.
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
Our cloud-based business communications and collaboration solutions are designed to be easy to use, providing a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly, configured and managed easily. Through our platform, we enable third-party developers and customers to integrate our solution with leading business applications to customize their own business workflows.
RingCentral has a portfolio of cloud-based offerings that are subscription based, made available at different monthly rates, varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of software subscriptions to our offerings.
Our subscription plans have historically had monthly or annual contractual terms, although we also have subscription plans with multi-year contractual terms, generally with larger customers. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three months ended March 31, 2019 and 2018, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
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
Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. As of March 31, 2019, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three months ended March 31, 2019 and 2018, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2019 was $64.7 million. As such, our ARR at March 31, 2019 was $776.7 million.
RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that only customer subscriptions from RingCentral Office and RingCentral Contact Center solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at March 31, 2019 was $694.0 million.
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
Our key business metrics for the five quarterly periods ended March 31, 2019 were as follows (dollars in millions):

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$776.7	$725.8	$673.6	$629.6	$589.0
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$694.0	$644.1	$591.7	$548.0	$509.2
Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues
Software subscriptions	$182,708	$136,960
Other	18,781	13,383
Total revenues	201,489	150,343
Cost of revenues
Software subscriptions	35,334	24,526
Other	15,501	11,148
Total cost of revenues	50,835	35,674
Gross profit	150,654	114,669
Operating expenses
Research and development	29,787	22,651
Sales and marketing	99,551	71,920
General and administrative	28,779	21,449
Total operating expenses	158,117	116,020
Loss from operations	(7,463)	(1,351)
Other income (expense), net
Interest expense	(5,032)	(1,411)
Other income, net	3,051	73
Other income (expense), net	(1,981)	(1,338)
Loss before income taxes	(9,444)	(2,689)
Provision for (benefit from) income taxes	(3,086)	27
Net loss	$(6,358)	$(2,716)

Percentage of Total Revenues *

	Three Months Ended March 31,
	2019	2018
Revenues
Software subscriptions	91%	91%
Other	9	9
Total revenues	100	100
Cost of revenues
Software subscriptions	17	16
Other	8	8
Total cost of revenues	25	24
Gross profit	75	76
Operating expenses
Research and development	15	15
Sales and marketing	49	48
General and administrative	14	14
Total operating expenses	78	77
Loss from operations	(4)	(1)
Other income (expense), net
Interest expense	(3)	(1)
Other income, net	2	—
Other income (expense), net	(1)	(1)
Loss before income taxes	(5)	(2)
Provision for (benefit from) income taxes	(2)	—
Net loss	(3)%	(2)%
* Percentages may not add up due to rounding.
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Revenues
Software subscriptions	$182,708	$136,960	$45,748	33%
Other	18,781	13,383	5,398	40%
Total revenues	$201,489	$150,343	$51,146	34%
Percentage of revenues
Software subscriptions	91%	91%
Other	9	9
Total	100%	100%
Software subscriptions revenue.  Software subscriptions revenue increased by $45.7 million, or 33%, for the three months ended March 31, 2019, as compared to the respective prior year period. The increase was primarily a combination of the acquisition of new customers and upsells of additional offerings and seats to our existing customer base. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market, and sales through our channel partners.

Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services.
Other revenues increased by $5.4 million, or 40%, for the three months ended March 31, 2019, as compared to the respective prior year period, primarily due to the increase in product sales and professional services resulting from the overall growth in our business.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Cost of revenues
Software subscriptions	$35,334	$24,526	$10,808	44%
Other	15,501	11,148	4,353	39%
Total cost of revenues	$50,835	$35,674	$15,161	42%
Gross margins
Software subscriptions	81%	82%
Other	17%	17%
Total gross margin %	75%	76%
Cost of software subscriptions revenues. Cost of software subscriptions revenues increased by $10.8 million, or 44%, for the three months ended March 31, 2019, as compared to the respective prior year period. Primary drivers of the increase were increases in third-party costs to support our products of $4.8 million, overhead costs to support our products of $3.5 million, and headcount and personnel related costs of $2.5 million including share-based compensation expense.
The increase in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.
Cost of other revenues. Cost of other revenues increased by $4.4 million, or 39%, for the three months ended March 31, 2019, as compared to the respective prior year period. This was primarily due to the increase in support and services personnel costs of $2.4 million, including share-based compensation expense, and the cost of product sales of $1.4 million.
Gross margin.  Our gross margin was 75% and 76% for the three months ended March 31, 2019 and 2018, respectively. We expect gross margin to remain fairly consistent in the future.
Software subscription revenues gross margin was 81% and 82% in the three months ended March 31, 2019 and 2018, respectively. We expect gross margin to remain relatively consistent in the future.
Gross margin for other revenues remained consistent at 17% for both the three months ended March 31, 2019 and 2018.
Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Research and development	$29,787	$22,651	$7,136	32%
Percentage of total revenues	15%	15%
Research and development expenses increased by $7.1 million, or 32%, for the three months ended March 31, 2019 as compared to the respective prior year period primarily due to increases in personnel costs of $5.8 million and overhead costs to support our research and development efforts of $1.2 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $1.2 million.

The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications.  We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.
Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Sales and marketing	$99,551	$71,920	$27,631	38%
Percentage of total revenues	49%	48%
Sales and marketing expenses increased by $27.6 million, or 38%, for the three months ended March 31, 2019, as compared to the respective prior year period primarily due to increases in personnel costs of $13.0 million, third-party commissions of $4.8 million, advertising and marketing costs of $3.1 million, amortization of deferred sales commission costs of $2.2 million, overhead costs to support our marketing efforts of $1.3 million, and acquisition related expenses of $1.3 million. The increase in personnel costs was primarily due to headcount growth, higher share-based compensation expense of $2.6 million, and other related costs.
The increases in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new customers with a focus on larger customers, and to establish brand recognition to achieve greater penetration into the North American and international markets. Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America, Europe, and other markets.
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
General and administrative	$28,779	$21,449	$7,330	34%
Percentage of total revenues	14%	14%
General and administrative expenses increased by $7.3 million, or 34%, for the three months ended March 31, 2019, as compared to the respective prior year period primarily due to increases in personnel costs of $6.8 million and professional fees of $0.8 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $1.8 million.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth.
Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Interest expense	$(5,032)	$(1,411)	$(3,621)	Nm
Other income, net	3,051	73	2,978	Nm
Other income (expense), net	$(1,981)	$(1,338)	$(643)	48%
Nm – Not meaningful
Other expense, net increased by $0.6 million for the three months ended March 31, 2019, as compared to the respective prior year period primarily due to an increase in interest expense resulting from the amortization of debt discount and issuance costs of our 0% convertible senior notes due 2023 (“Notes”). This was offset by an increase in interest income on our cash and cash equivalents.

Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, we had $549.0 million and $566.3 million, respectively, of cash and cash equivalents. We finance our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. As of March 31, 2019, the carrying value of our Notes totaled $371.5 million. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.
A majority of our customers are billed monthly.  As we continue to move up market, the number and size of customers with annual or multi-year contracts and those who opt for annual invoicing is increasing.  For these customers, we generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period.  Revenue is deferred for such advanced billings. As of March 31, 2019 and December 31, 2018, we had deferred revenue of $93.8 million and $88.5 million, respectively.
Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash equivalents are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity offerings or through additional debt financing. We may in the future make investments in or acquisitions of businesses or technologies, which could also require us to seek additional equity or debt financing. Additional financing sources may not be available on terms favorable to us or at all.
The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$20,197	$12,185
Net cash used in investing activities	(38,275)	(25,816)
Net cash provided by financing activities	732	387,221
Effect of exchange rate changes	47	181
Net (decrease) increase in cash and cash equivalents	$(17,299)	$373,771

Net Cash Provided by Operating Activities
Cash provided by operating activities is influenced by timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and the increase in the number of customers.
Net cash provided by operating activities was $20.2 million for the three months ended March 31, 2019. This was driven by a net loss of $6.4 million adjusted for impacts of non-cash adjustments of $36.5 million and partially offset by reduction of net working capital of $9.9 million, mainly driven by the timing cash payments to vendors and cash receipts from customers and carriers. Non-cash adjustments resulted primarily from $19.4 million of share-based compensation, $7.7 million of depreciation and amortization, $6.2 million of amortization of deferred sales commission costs, and $5.0 million of amortization of debt discount and issuance costs related to our convertible notes.
Net cash provided by operating activities for the three months ended March 31, 2019 increased by $8.0 million compared to the respective prior year period, primarily due to increased sales and cash collections, partially offset by higher operating expenses driven by increased headcount.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of capital expenditures and internal-use software. It also reflects net cash used to acquire Connect First. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $38.3 million for the three months ended March 31, 2019. This was driven by $27.9 million net cash paid for our acquisition of Connect First and $10.4 million of capital expenditures including personnel-related costs associated with development of internal-use software.

Net cash used in investing activities for the three months ended March 31, 2019 increased by $12.5 million as compared to the respective prior year period. The increase was primarily related to cash paid for acquisitions, capital expenditures and capitalized internal-use software.
Net Cash Provided by Financing Activities
Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and issuance of the Notes.
Net cash provided by financing activities was approximately $0.7 million for the three months ended March 31, 2019, and resulted from proceeds from the issuance of shares in connection with our stock plans, net of taxes paid. Net cash provided by financing activities decreased by $386.5 million as compared to the respective prior year period, primarily due to our convertible notes issued in 2018.
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
Contractual Obligations and Commitments
Except as set forth below, and in Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Off-balance Sheet Arrangements
During the three months ended March 31, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. However, this impact has not been significant during the three months ended March 31, 2019. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. Our functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements. As our international operations continue to grow, our risks associated with fluctuation in currency rates could become greater, and we will continue to reassess our approach to managing these risks.
Interest Rate Sensitivity
As of March 31, 2019, we had cash and cash equivalents of $549.0 million. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2019, the effect of a hypothetical 10% increase or decrease in overall interest rates would not materially impact our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
As of March 31, 2019, we had $371.5 million outstanding on our 0% convertible senior notes due 2023. The Notes have zero percent fixed annual interest rates and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There are no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 9, Commitments and Contingencies, in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under “Legal Matters”, which is incorporated herein by reference.

Item 1A. Risk Factors
This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. See Special Note Regarding Forward-Looking Statements of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of these known or unknown risks or uncertainties actually occurs and have a material adverse effect on us, our business, financial condition and results of operations could be seriously harmed.
Risks Related to Our Business and Our Industry
We have incurred significant losses and negative cash flows in the past and anticipate continuing to incur losses for at least the foreseeable future, and we may therefore not be able to achieve or sustain profitability in the future.
We have incurred substantial net losses since our inception. Over the past few years, we have spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.
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
Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers, resellers, and carriers, and expand our existing customers’ user base, and attract new customers;

•	our ability to introduce new solutions;

•	the actions of our competitors, including pricing changes or the introduction of new solutions;

•	our ability to effectively manage our growth;

•	our ability to successfully penetrate the market for larger businesses;

•	the mix of annual and multi-year subscriptions at any given time;

•	the timing, cost, and effectiveness of our advertising and marketing efforts;

•	the timing, operating cost, and capital expenditures related to the operation, maintenance and expansion of our business;

•	service outages or actual or perceived information security breaches and any related impact on our reputation;

•	our ability to accurately forecast revenues and appropriately plan our expenses;

•	our ability to realize our deferred tax assets;

•	costs associated with defending and resolving intellectual property infringement and other claims;

•	changes in tax laws, regulations, or accounting rules;

•	the timing and cost of developing or acquiring technologies, services or businesses, and our ability to successfully manage any such acquisitions;

•	the impact of foreign currencies on our business as we continue to expand our business internationally; and

•	the impact of worldwide economic, political, industry, and market conditions.
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
In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, we rely on Free Conference Call Global, LLC for some conference calling features, Zoom Video Communications for our HD video and web conferencing and screen sharing features, Bandwidth.com for our texting capabilities, and NICE inContact, Inc. for our contact center capabilities. We do not or may not in the future, have long-term contracts with certain of these third-party providers, including Zoom Video Communications and Bandwidth.com. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from unauthorized entry, computer malware or other events beyond our control. We have from time to time been subject to communications fraud and cyber-attacks by malicious actors, and denial of service (“DoS/DDoS”) events, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security controls and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach or data loss. Also, our subscriptions are web-based. The amount of data we store for our users on our servers has been increasing as our business has grown. We now host services, which includes hosting customer data, both in co-located data centers and in multiple public cloud services, and some of our products allow users to store files, tasks, calendar events, and messages indefinitely on our service.  We also maintain sensitive data related to our technology and business, and that of our employees, strategic partners, and customers, including intellectual property, proprietary business information and personally identifiable information (also called personal data) on our own systems and also in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer segments and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states and other malicious actors. In addition, we use third-party vendors which in some cases have access to our data and our customers’ data. We employ layered security measures and have a means of working with third parties who report vulnerabilities to us. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors’ computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network or business practices, or our or our vendors’ customers, employees, business partners, consultants or other Internet users who attempt to invade our or our vendors’ corporate and personal computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security weakness or vulnerability in our or our vendors’ infrastructure, networks or business practices that is successfully targeted, we could face increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our customers, fines, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in strengthening our security controls or in remediating security vulnerabilities we could incur increased costs and capital expenditures.
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
Additionally, third parties have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants, or customers into disclosing sensitive information, such as user names, provisioning data, customer proprietary network information (“CPNI”) or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a customer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, our customers, the customer information we hold, or our information technology systems. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems, change and evolve frequently and may not be recognized until launched against a target, may be new and previously unknown or little-known, or may not be detected or understood until well after such actions are conducted. We may be unable to anticipate these techniques or to implement adequate preventative measures, and any security breach or other incident may take longer than expected to remediate and otherwise address. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information could result in significant liability to us, loss of our intellectual property, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.
It is critical to our business that our information and our employees’, strategic partners’, and customers’ sensitive information remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations, contractual liability relating to contractual security obligations and other possible liabilities. Additionally, a cyber-attack or other information security incident, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations, or increased cybersecurity protection costs that may have a material adverse effect on our business. In addition, a cybersecurity breach of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information and data (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above. A cybersecurity breach of our partners’ or vendors’ systems can result in similar actual or perceived impacts.
While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by privacy or security incidents. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
Laws, regulations, and enforcement actions relating to security and privacy information continue to evolve. We have incurred and expect to continue to incur significant expenses to prevent security incidents. It is possible that, in order to support changes to applicable laws and to support our expansion of sales into new geographic areas or into new industry segments, we will need to increase or change our cybersecurity systems and expenditures. Further, it is possible that changes to laws and regulations relating to security and privacy may make it more expensive to operate in certain jurisdictions and may increase the risk of our not being in compliance with such changing laws and regulations.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 161 issued U.S. utility patents, which expire between 2025 and 2038. We also have 46 patent applications pending examination in the U.S. and 14 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If customers pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant and / or service provider standards, including data protection standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard (“PCI DSS”) in the United States, Canada, and the U.K. If we fail to maintain compliance with current merchant standards, such as PCI DSS, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If we fail to maintain compliance with current service provider standards, such as PCI DSS, or fail to meet new standards, customers may choose not to use our services for certain types of communication they have with their customers. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant or service provider standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and personal identification numbers (“PINs”) to protect their accounts and may configure to which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to induce employees, sub-contractors or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and costs that we must pay to carriers. We may be required to pay for these costs with no reimbursement from the customer, and our reputation may be harmed if our subscriptions are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition, and ability to grow our business.
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
The date of the U.K.’s exit from the EU has been extended to October 31, 2019, and the nature and terms of the exit remain uncertain as the U.K. parliament has been unable to reach a consensus on the type of Brexit deal it is prepared to approve. It is uncertain whether the date of the exit will be extended again and although there is little appetite in parliament to do so, there remains a risk that the U.K. could exit from the EU without a deal. Nevertheless, whether the U.K. leaves with or without a deal, such exit (compounded with the prolonged period of uncertainty) could adversely affect our operating results, financial condition and prospects. In light of the current parliamentary deadlock and protracted negotiations with the EU, the possibility of the UK either leaving the EU with no trade deal or not leaving the EU at all, is looking more likely than had been previously predicted. We will continue to monitor the Brexit status closely.
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
We are a provider of Internet voice telecommunications subscriptions in Canada. As a provider of Internet voice communications subscriptions, we, directly and through our Canadian subsidiary, are subject to regulation in Canada by the Canadian Radio-television and Telecommunications Commission (“CRTC”). We are registered with the CRTC as a reseller of telecommunications services and have been issued a basic international telecommunications services (“BITS”) license by the CRTC. As an Internet voice communications provider, we are subject to obligations imposed by the CRTC, including: providing access to emergency calling services, operator assistance, directory information services, number portability, minimum customer information; implementing procedures for the authentication and verification of called ID for all calls received in Canada; offering call traceability to customers for all calls; charging customers certain regulatory charges and paying contribution charges. The CRTC has mandated that providers of voice telecommunications service in Canada, like our service, provide universal network call blocking, where the call identification does not conform to established numbering plans, by December 2019 unless prior to this date alternate call filtering services are offered in the alternative. As a holder of a BITS license, we also must comply with various annual reporting requirements. We are also subject to Canadian federal privacy and anti-spam laws and provincial consumer protection legislation.
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
Additionally, although the U.K. has passed a Data Protection Act that substantially implements the GDPR, the future of cross-border data flows following the U.K.’s anticipated exit from the EU in Brexit is uncertain. As such, it may become necessary for us to implement additional data export solutions, like the Model Clauses, to enable the continued flow of personal data between our U.K. operations and our EU customers and affiliates. These solutions may take time and be challenging to put in place and, if not implemented promptly before or immediately following Brexit, our business may be disrupted and we may be exposed to potential regulatory fines and civil claims.
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
Other foreign jurisdictions also have currently in-effect privacy and data protection laws and regulations that may impact our growth and costs. For example, Canadian anti-spam legislation (“CASL”) prescribes certain rules regarding the use of electronic messages for commercial purposes and imposes certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to CAD 10 million. In June 2017, the Government of Canada announced the suspension of the private right of action under CASL that was originally scheduled to come into force on July 1, 2017. During 2017, a committee of the Parliament of Canada completed a public process to review the scope, substance and enforcement of the CASL. Following the review, several recommendations were made to provide for further clarification of certain terms under CASL and for the government of Canada to reconsider implementing the private right of action that was suspended earlier in 2017. No decision has yet been made by the government of Canada regarding any changes to CASL or the implementation of the private right of action. Compliance with, and other burdens imposed by, current obligations and restrictions as well as those occasioned by future changes could increase the cost of our operations.
Similarly, in Australia, the sending of commercial electronic messages without prior consent is prohibited under Australia’s Spam Act 2003, as amended, as are various activities around the development, sale and use of software-harvested contact lists.  Violations of this legislation are subject to penalties of up to AUD 2.1 million for repeat infringers, and the regulator, the Australian Communications and Media Authority (ACMA), is active in monitoring market behavior and prosecuting infringements. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts, and industry standards may affect our ability to provide all the current features of our products and subscriptions and our customers’ ability to use our products and subscriptions, and could require us to modify the features and functionality of our products and subscriptions.
Since November 1, 2018, Canada’s privacy legislation requires mandatory data breach notification requirements and fines of up to CAD 100,000 per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy Commissioner or affected individuals. Such obligations and restrictions, may limit our ability to collect, store, process, use, transmit, and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share, and disclose data with others through our products and subscriptions.

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
Additionally, California recently enacted the California Consumer Privacy Act (“CCPA”), which is sweeping legislation with some similarities to the GDPR. It is scheduled to come into effect on January 1, 2020. The CCPA was amended on September 23, 2018, but without substantial modification of its fundamental obligations. If CCPA is not further amended before the implementation date, to modify or remove the relevant requirements, we will be required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General would be able to seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA after its effective date. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches.
As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state, or foreign agencies becomes more likely. For example, a variety of laws and regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely, possibly as restrictive as the EU or California models. The U.S. Congress, and numerous state legislatures, presently have bills pending that would impose new data privacy obligations.
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

•
the potential liability or expenses associated with new types of data stored, existing security obligations or liabilities, unknown product weaknesses, insufficient security measures in place, and compromise of our networks via access to our systems from assets not previously under our control; and

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
Through our competitive local exchange carrier subsidiary, RCLEC, we have been able to purchase network services directly from ILECs and from other CLECs in certain geographic markets, at lower prices than we pay for such services through third-party network service providers, such as CenturyLink, Inc. and Bandwidth.com, Inc. Using the services of our CLEC subsidiary has also helped us improve our quality of service. However, the ILECs may favor themselves and their affiliates and may not provide network services to us at lower prices than we could obtain through CenturyLink, Inc., Bandwidth.com, Inc., other third-

party CLECs, or at all. If we are unable to continue to reduce our pricing as a result of obtaining network services through our subsidiary, we may be forced to rely on other third-party network service providers and be unable to effectively lower our cost of service. In addition, if ILECs or other CLECs do not provide us with any access, we will not be able to use our RCLEC subsidiary as intended to improve the quality of our subscriptions or lower the cost of our subscriptions.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 62% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
___________________________

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

RingCentral, Inc.

Date: May 9, 2019	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2019	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)