Form 10-Q
period 2019-06-30
RingCentral, Inc.
filed 2019-08-08
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(650) 472-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	RNG	New York Stock Exchange
par value $0.0001
_________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, a “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of August 1, 2019, there were 71,760,269 shares of Class A Common Stock issued and outstanding and 11,209,473 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$567,668	$566,329
Accounts receivable, net	105,585	94,375
Deferred sales commission costs	28,726	23,038
Prepaid expenses and other current assets	33,127	23,772
Total current assets	735,106	707,514
Property and equipment, net	78,549	70,205
Operating lease right-of-use-assets	34,341	—
Deferred sales commission costs, non-current	69,883	55,735
Goodwill	55,613	31,238
Acquired intangibles, net	28,514	19,480
Other assets	10,194	10,154
Total assets	$1,012,200	$894,326
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$21,161	$10,145
Accrued liabilities	121,075	100,687
Deferred revenue	103,362	88,527
Total current liabilities	245,598	199,359
Convertible senior notes, net	376,583	366,552
Operating lease liabilities	24,911	—
Other long-term liabilities	9,541	10,806
Total liabilities	656,633	576,717

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock	8	8
Additional paid-in capital	604,770	551,078
Accumulated other comprehensive income	2,093	2,226
Accumulated deficit	(251,304)	(235,703)
Total stockholders' equity	355,567	317,609
Total liabilities and stockholders' equity	$1,012,200	$894,326

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Software subscriptions	$194,792	$145,959	$377,500	$282,919
Other	20,360	14,873	39,141	28,256
Total revenues	215,152	160,832	416,641	311,175
Cost of revenues
Software subscriptions	38,079	26,716	73,413	51,242
Other	15,551	11,350	31,052	22,498
Total cost of revenues	53,630	38,066	104,465	73,740
Gross profit	161,522	122,766	312,176	237,435
Operating expenses
Research and development	32,632	24,814	62,419	47,465
Sales and marketing	103,590	79,023	203,141	150,943
General and administrative	32,480	23,583	61,259	45,032
Total operating expenses	168,702	127,420	326,819	243,440
Loss from operations	(7,180)	(4,654)	(14,643)	(6,005)
Other income (expense), net
Interest expense	(5,088)	(4,836)	(10,120)	(6,247)
Other income, net	3,141	1,338	6,192	1,411
Other income (expense), net	(1,947)	(3,498)	(3,928)	(4,836)
Loss before income taxes	(9,127)	(8,152)	(18,571)	(10,841)
Provision for (benefit from) income taxes	116	139	(2,970)	166
Net loss	$(9,243)	$(8,291)	$(15,601)	$(11,007)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.10)	$(0.19)	$(0.14)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	82,339	79,089	81,872	78,717

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(9,243)	$(8,291)	$(15,601)	$(11,007)
Other comprehensive loss
Foreign currency translation adjustments	242	(425)	(133)	(203)
Comprehensive loss	$(9,001)	$(8,716)	$(15,734)	$(11,210)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2018	81,046	$8	$551,078	$2,226	$(235,703)	$317,609
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	782	—	732	—	—	732
Share-based compensation	—	—	19,616	—	—	19,616
Changes in comprehensive loss	—	—	—	(375)	—	(375)
Net loss	—	—	—	—	(6,358)	(6,358)
Balance as of March 31, 2019	81,828	8	571,426	1,851	(242,061)	331,224
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	1,046	—	7,730	—	—	7,730
Share-based compensation	—	—	25,614	—	—	25,614
Changes in comprehensive loss	—	—	—	242	—	242
Net loss	—	—	—	—	(9,243)	(9,243)
Balance as of June 30, 2019	82,874	$8	$604,770	$2,093	$(251,304)	$355,567

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2017	78,054	$8	$434,840	$2,998	$(209,500)	$228,346
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	801	—	2,674	—	—	2,674
Shares repurchased	(239)	—	(15,000)	—	—	(15,000)
Share-based compensation	—	—	13,427	—	—	13,427
Equity component of convertible senior notes, net of issuance costs	—	—	98,823	—	—	98,823
Purchase of capped calls	—	—	(49,910)	—	—	(49,910)
Changes in comprehensive loss	—	—	—	222	—	222
Net loss	—	—	—	—	(2,716)	(2,716)
Balance as of March 31, 2018	78,616	8	484,854	3,220	(212,216)	275,866
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans	981	—	6,069	—	—	6,069
Share-based compensation	—	—	17,805	—	—	17,805
Changes in comprehensive loss	—	—	—	(425)	—	(425)
Net loss	—	—	—	—	(8,291)	(8,291)
Balance as of June 30, 2018	79,597	$8	$508,728	$2,795	$(220,507)	$291,024

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(15,601)	$(11,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,486	11,476
Share-based compensation	44,314	30,864
Amortization of deferred sales commission costs	13,196	8,673
Amortization of debt discount and issuance costs	10,031	6,154
Foreign currency remeasurement (gain) loss	(323)	778
Provision for bad debt	995	1,137
Deferred income taxes	(347)	11
Tax benefit from release of valuation allowance	(3,210)	—
Other	1,232	210
Changes in assets and liabilities:
Accounts receivable	(10,804)	(21,462)
Deferred sales commission costs	(33,032)	(21,603)
Prepaid expenses and other current assets	(9,253)	(2,795)
Other assets	181	(626)
Accounts payable	11,146	(499)
Accrued liabilities	4,730	17,736
Deferred revenue	14,835	10,323
Other liabilities	(328)	(495)
Net cash provided by operating activities	44,248	28,875
Cash flows from investing activities
Purchases of property and equipment	(14,994)	(11,856)
Capitalized internal-use software	(7,602)	(5,367)
Cash paid for business combination, net of cash acquired	(27,870)	—
Cash paid for acquisition of intangible assets	—	(18,470)
Net cash used in investing activities	(50,466)	(35,693)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	449,457
Payments for capped call transactions and costs	—	(49,910)
Repurchase of common stock	—	(15,000)
Proceeds from issuance of stock in connection with stock plans	13,509	11,729
Taxes paid related to net share settlement of equity awards	(5,047)	(2,986)
Repayment of financing obligations	(943)	(741)
Net cash provided by financing activities	7,519	392,549
Effect of exchange rate changes	38	357
Net increase in cash, cash equivalents and restricted cash	1,339	386,088
Cash, cash equivalents and restricted cash
Beginning of period	566,329	181,192
End of period	$567,668	$567,280
Supplemental disclosure of cash flow data
Cash paid for interest	$189	$40
Cash paid for income taxes, net of refunds	$351	$239
Contingent consideration not paid relating to asset acquisition	$—	$3,848
Equipment and capitalized internal-use software purchased and unpaid at period end	$2,077	$1,075
Cash held for future indemnity claims	$7,148	$—
Equipment acquired under financing obligations	$—	$4,513
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
Leases
The Company determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (“ROU”) assets are presented separately on the Company's Condensed Consolidated Balance Sheet. Operating lease liabilities are separated into a current portion, included within accrued liabilities on the Company's Condensed Consolidated Balance Sheet, and a non-current portion included within operating lease liabilities on the Company's Condensed Consolidated Balance Sheet. The Company does not have significant finance lease ROU assets or liabilities. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.
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
The term of the Company's leases equal the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that the Company is reasonably certain to exercise. The Company establishes the term of each lease at lease commencement and reassesses that term in subsequent periods when one of the triggering events outlined in Topic 842 occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.
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

Note 2. Impact of Recently Adopted Accounting Pronouncements
On January 1, 2019, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842), which requires recognition of ROU assets and lease liabilities for most leases on the Company’s Consolidated Balance Sheet. The Company adopted ASU 2016-02 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust its comparative periods financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption (i.e., January 1, 2019). The Company elected the package of practical expedients which allows the Company not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

new definition. The Company also elected the practical expedient to not separate lease and non-lease components for its facility leases, and to not recognize ROU assets and liabilities for short-term leases.
The standard had a material impact on the Company’s Condensed Consolidated Balance Sheet but did not have a significant impact on its Condensed Consolidated Statement of Operations or Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.
The adoption of this new standard at January 1, 2019, resulted in the following changes:

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
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Primary geographical markets
North America	95%	96%	95%	96%
Others	5	4	5	4
Total revenues	100%	100%	100%	100%

The Company derived approximately 91% of subscription revenues from RingCentral Office product for both the three and six months ended June 30, 2019. The Company derived approximately 88% and 87% of subscription revenue from RingCentral Office product for the three and six months ended June 30, 2018, respectively.
Deferred revenue
During the three and six months ended June 30, 2019, the Company recognized revenue of $20.4 million and $69.5 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contracted revenue as of June 30, 2019 that has not yet been recognized was $0.8 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize approximately 57% of this balance over the next 12 months and 43% thereafter.
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services. Product revenues were $9.1 million and $8.8 million for the three months ended June 30, 2019 and 2018, respectively, and $18.6 million and $16.8 million for the six months ended June 30, 2019 and 2018, respectively. Cost of product revenues were $8.5 million and $7.5 million for the three months ended June 30, 2019 and 2018, respectively, and $17.5 million and $15.3 million for the six months ended June 30, 2019 and 2018, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Cash	$76,255	$80,457
Money market funds	491,413	485,872
Total cash and cash equivalents	$567,668	$566,329

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable	$95,114	$82,740
Unbilled accounts receivable	12,944	14,141
Allowance for doubtful accounts	(2,473)	(2,506)
Accounts receivable, net	$105,585	$94,375
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid expenses	$18,346	$14,805
Inventory	300	199
Other current assets	14,481	8,768
Total prepaid expenses and other current assets	$33,127	$23,772

Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Computer hardware and software	$111,110	$103,766
Internal-use software development costs	38,002	29,886
Furniture and fixtures	6,723	5,896
Leasehold improvements	8,537	6,863
Total property and equipment	164,372	146,411
Less: accumulated depreciation and amortization	(85,823)	(76,206)
Property and equipment, net	$78,549	$70,205

Depreciation and amortization expense was $6.5 million and $4.7 million for the three months ended June 30, 2019 and 2018, respectively, and $12.3 million and $9.1 million for the six months ended June 30, 2019 and 2018, respectively.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2018	$31,238
Connect First acquisition	24,465
Foreign currency translation adjustments	(90)
Balance at June 30, 2019	$55,613

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values of intangible assets are as follows (in thousands):

		June 30, 2019			December 31, 2018
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 to 5 years	$21,384	$6,324	$15,060	$20,121	$4,460	$15,661
Developed technology	3 to 5 years	18,085	4,631	13,454	6,098	2,279	3,819
Total acquired intangible assets		$39,469	$10,955	$28,514	$26,219	$6,739	$19,480

Amortization expense from acquired intangible assets was $2.3 million and $1.2 million for the three months ended June 30, 2019 and 2018 respectively, and $4.2 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively.
Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations. At June 30, 2019, the weighted average amortization period for customer relationships and developed technology both were approximately 3.0 years.
Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2019 (remaining)	$4,572
2020	8,800
2021	8,542
2022	4,747
2023 onwards	1,853
Total estimated amortization expense	$28,514

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation and benefits	$24,705	$20,932
Accrued sales, use and telecom related taxes	23,353	19,609
Accrued marketing	14,292	12,291
Operating lease liabilities, short-term	13,092	—
Other accrued expenses	45,633	47,855
Total accrued liabilities	$121,075	$100,687

Deferred Sales Commission Costs
Amortization expense for the deferred sales commission costs was $7.0 million and $4.7 million for the three months ended June 30, 2019 and 2018 respectively, and $13.2 million and $8.7 million for the six months ended June 30, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$491,413	$491,413	$—	$—

	Balance at December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$485,872	$485,872	$—	$—

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
As of June 30, 2019, the fair value of the 0% convertible senior notes due 2023 (the “Notes”) was approximately $685.6 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Note 6. Business Acquisition

On January 14, 2019, the Company acquired the equity interests of Connect First, Inc. (“Connect First”), a cloud-based outbound/blended customer engagement platform for midsize and enterprise companies. The acquisition complements the Company’s current Customer Engagement portfolio to provide differentiated customer experiences.

The total purchase price of approximately $36.4 million consisted of cash of $29.3 million and $7.1 million held to cover indemnity claims made by the Company after the closing date. In connection with the acquisition, the Company granted $4.0 million in restricted stock units, which will vest over four years.

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash and cash equivalents	$1,427
Other tangible assets acquired	2,266
Acquired intangible assets	13,300
Goodwill	24,465
Total assets acquired	41,458
Liabilities assumed	(5,013)
Total consideration	$36,445

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortizable intangible assets have a weighted average useful life of three years. The purchase price exceeded the estimated fair value of the tangible and identifiable intangible assets and liabilities acquired and, as a result of the allocation, the Company recorded goodwill of $24.5 million, which is not deductible for tax purposes. The goodwill recognized is attributable primarily to contributions of the entity's technology to the overall corporate strategy, enhancements to the Company's contact center product offerings, and assembled workforce of the acquired business.
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
During the three months ended June 30, 2019, the stock price condition allowing holders of the Notes to convert was met. As a result, holders have the option to convert their Notes at any time during the fiscal quarter ending September 30, 2019. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

June 30, 2019
Principal	$460,000
Unamortized discount	(76,927)
Unamortized issuance cost	(6,490)
Net carrying amount	$376,583

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of debt discount	$4,700	$4,474	$9,343	$5,756
Amortization of debt issuance costs	349	310	688	398
Total interest expense related to the Notes	$5,049	$4,784	$10,031	$6,154

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
Note 8. Leases

The Company primarily leases facilities for office and datacenter space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2019, non-cancelable leases expire on various dates between 2019 and 2024.

Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of June 30, 2019, the components of leases and lease costs are as follows (in thousands):

June 30, 2019
Operating leases
Operating lease right-of-use assets	$34,341

Accrued liabilities	$13,092
Operating lease liabilities	24,911
Total operating lease liabilities	$38,003

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (a)	$4,389	$8,438

(a) Includes short-term leases and variable lease costs, which are immaterial.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Operating Leases
	June 30, 2019	December 31, 2018
Maturity of Lease Liabilities
2019 (remaining)	$7,529	$13,470
2020	13,986	12,057
2021	10,346	8,399
2022	5,304	4,009
2023	3,954	3,224
2024 onwards	167	28
Total future minimum lease payments	41,286	41,187
Less: Imputed interest	(3,283)	—
Present value of lease liabilities	$38,003	$41,187

Other supplemental information as of June 30, 2019 is as follows (in thousand):

June 30, 2019
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	2.7
Weighted-average operating lease discount rate	5%

Six Months Ended June 30, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows resulting from operating leases	$7,746

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$6,968

As of June 30, 2019, the Company has additional operating leases of approximately $8.5 million that have not yet commenced and as such, have not yet been recognized on the Company’s Condensed Consolidated Balance Sheet. These operating leases are expected to commence in 2019 with lease terms up to ten years.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

TCPA Matters
On April 21, 2016, Supply Pro Sorbents, LLC (“SPS”) filed a putative class action against the Company in the United States District Court for the Northern District of California, alleging common law conversion and violations of the federal Telephone Consumer Protection Act (“TCPA”) arising from fax cover sheets used by the Company’s customers when sending facsimile transmissions over the Company’s system (“SPS Lawsuit”).  SPS seeks statutory damages, costs, attorneys’ fees and an injunction in connection with its TCPA claim, and unspecified damages and punitive damages in connection with its conversion claim.  On July 6, 2016, the Company filed a Petition for Expedited Declaratory Ruling before the Federal Communications Commission (“FCC”), requesting that the FCC issue a ruling clarifying certain portions of its regulations promulgated under TCPA at issue in the SPS Lawsuit (“Petition”).  The Petition remains pending.  On July 8, 2016, the Company filed a motion to dismiss the SPS Lawsuit in its entirety, along with a collateral motion to dismiss or stay the SPS Lawsuit pending a ruling by the FCC on the Company’s Petition.  On October 7, 2016, the district court granted the Company’s motion to dismiss.  The district court concurrently dismissed the Company’s motion to dismiss or stay as moot.  Plaintiff filed its amended complaint on October 27, 2016, alleging essentially the same theories and claims.  On November 21, 2016, the Company filed a motion to dismiss the amended complaint, along with a renewed motion to dismiss or stay the case pending resolution of the FCC Petition.  On July 17, 2017, the district court granted the Company’s motion to dismiss with prejudice and concurrently dismissed the Company’s motion to dismiss or stay as moot. SPS filed a notice of appeal to the Ninth Circuit Court of Appeals on July 28, 2017. SPS’s opening brief on appeal was filed on December 20, 2017; asking that the dismissal be reversed and the case be returned to the district court for the Lawsuit to proceed. The Company’s answering brief was filed on February 20, 2018; asking that the dismissal be affirmed. SPS filed its reply brief on April 12, 2018. The Ninth Circuit Court of Appeals issued a decision on November 20, 2018, affirming the order of the district court and finding in RingCentral’s favor. On December 4, 2018, SPS filed a petition for panel rehearing, which RingCentral responded to on January 9, 2019. On January 28, 2019, the Ninth Circuit Court of Appeals denied SPS’ petition for rehearing.  On April 29, 2019, SPS filed a petition in the Supreme Court for a writ of certiorari.  On June 17, 2019, the Supreme Court denied SPS’s certiorari. The Supreme Court’s denial of certiorari means that the judgment in favor of the Company, dismissing the SPS lawsuit, is now final.
On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the TCPA and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others.  Hurley alternatively alleged that the Company was vicariously liable for the actions of the other co-defendants.  Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims.  The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part the Company’s motion to dismiss.  The district court dismissed Hurley’s vicarious liability claim but allowed Hurley’s TCPA claim to proceed.  The Company filed its answer and affirmatives defenses to the second amended complaint on October 18, 2018.  Plaintiff filed a petition to certify a class on July 9, 2019.  The Company’s opposition to the petition is due August 9, 2019.  Discovery is ongoing.  It is too early to predict the outcome of this lawsuit. Based on the information known to the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.
Note 10. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$2,120	$1,301	$3,761	$2,311
Research and development	5,508	3,906	9,770	7,000
Sales and marketing	9,799	7,189	17,407	12,230
General and administrative	7,489	5,201	13,376	9,323
Total share-based compensation expense	$24,916	$17,597	$44,314	$30,864

A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options	$204	$836	$739	$1,964
Employee stock purchase plan rights	1,043	747	1,942	1,482
Restricted stock units	23,669	16,014	41,633	27,418
Total share-based compensation expense	$24,916	$17,597	$44,314	$30,864

Equity Incentive Plans
As of June 30, 2019, a total of 15,958,460 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”). A summary of option activity under all of the Company’s equity incentive plans at June 30, 2019 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	4,131	$10.86	3.3	$295,921
Granted	—	—
Exercised	(788)	7.78
Canceled/Forfeited	(125)	1.67
Outstanding at June 30, 2019	3,218	$11.97	2.9	$331,569
Vested and expected to vest as of June 30, 2019	3,216	$11.96	2.9	$331,165
Exercisable as of June 30, 2019	3,160	$11.86	2.9	$325,619

There were no options granted during the three and six months ended June 30, 2019 and 2018. The total intrinsic value of options exercised during the three months ended June 30, 2019 and 2018 were $48.2 million and $19.3 million, respectively, and $80.3 million and $39.2 million, during the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, there was approximately $0.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.7 years.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discounted price through payroll deductions.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2019, there was a total of $1.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years. At June 30, 2019, a total of 3,991,688 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at June 30, 2019, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,561	$42.09	$293,523
Granted	1,334	110.04
Released	(975)	45.13
Canceled/Forfeited	(175)	56.38
Outstanding at June 30, 2019	3,745	$64.96	$430,473

As of June 30, 2019, there was a total of $176.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.5 years.
Bonus Plan
In December 2017, the Company's board of directors (the "Board") adopted the Selective 2018 Key Employee Equity Bonus Plan (the "2018 KEEB Plan”), which became effective on January 1, 2018, and in December 2018, the Board adopted the Selective 2019 Key Employee Equity Bonus Plan (the "2019 KEEB Plan" and together with the 2018 KEEB Plan the "KEEB Plans"), which became effective on January 1, 2019. Both the 2018 KEEB Plan and the 2019 KEEB Plan allow the recipients to earn fully vested shares of the Company’s common stock upon the achievement of quarterly service and performance conditions. During the quarter ended June 30, 2019, 33,329 RSUs were issued under the 2019 KEEB Plan. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $1.2 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under this plan will be issued from the Company’s 2013 Plan shares available for issuance.
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
Concentrations
At June 30, 2019 and December 31, 2018, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At June 30, 2019 and December 31, 2018, more than 76% and 67% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. France represented 17% and 26% of the Company's consolidated long-lived assets, including fair value adjustments relating to the acquisition of Dimelo SA, as of June 30, 2019 and December 31, 2018, respectively. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
Note 12. Income Taxes
The provision for (benefit from) income taxes for the three months ended June 30, 2019 and 2018, was $0.1 million and $0.1 million, respectively, and was $(3.0) million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The provision for (benefit from) income taxes consisted primarily of state minimum taxes and foreign income taxes. For the three

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

and six months ended June 30, 2019 and 2018, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable. Due to the Connect First acquisition, a deferred tax liability was established for the book-tax basis difference related to identifiable acquired intangibles. The net deferred tax liability from acquisitions is considered an additional source of income to support the realizability of the Company's pre-existing deferred tax asset and as a result, the Company released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $3.2 million for the six months ended June 30, 2019. The Company realized no benefit for the current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2019 and December 31, 2018. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and six months ended June 30, 2019, there were no material changes to the total amount of unrecognized tax benefits.
Note 13. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, and convertible senior notes, to the extent dilutive. For the three and six months ended June 30, 2019 and 2018, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net loss	$(9,243)	$(8,291)	$(15,601)	$(11,007)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	82,339	79,089	81,872	78,717
Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.19)	$(0.14)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares of common stock issuable under equity incentive awards outstanding	7,292	9,478	7,381	9,403
Convertible senior notes	1,657	—	1,311	—
Potential common shares excluded from diluted net loss per share	8,949	9,478	8,692	9,403

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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at June 30, 2019 and December 31, 2018 were $2.9 million and $1.2 million, respectively. Total expenses incurred from Google Inc. were $4.8 million and 4.4 million in the three months ended June 30, 2019 and 2018, respectively, and $9.4 million and $9.5 million in the six months ended June 30, 2019 and 2018, respectively.

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
Our cloud-based business communications and collaboration solutions are designed to be easy to use, providing a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly, and configured and managed easily. Through our platform, we enable third-party developers and customers to integrate our solution with leading business applications to customize their own business workflows.
RingCentral has a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of software subscriptions to our offerings.
Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and six months ended June 30, 2019 and 2018, software subscriptions revenues accounted for more than 90% of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
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
Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. As of June 30, 2019, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and six months ended June 30, 2019 and 2018, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2019 was $69.2 million. As such, our ARR at June 30, 2019 was $830.8 million.
RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that only customer subscriptions from RingCentral Office and RingCentral Contact Center solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at June 30, 2019 was $749.2 million.
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
Our key business metrics for the five quarterly periods ended June 30, 2019 were as follows (dollars in millions):

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$830.8	$776.7	$725.8	$673.6	$629.6
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$749.2	$694.0	$644.1	$591.7	$548.0

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Software subscriptions	$194,792	$145,959	$377,500	$282,919
Other	20,360	14,873	39,141	28,256
Total revenues	215,152	160,832	416,641	311,175
Cost of revenues
Software subscriptions	38,079	26,716	73,413	51,242
Other	15,551	11,350	31,052	22,498
Total cost of revenues	53,630	38,066	104,465	73,740
Gross profit	161,522	122,766	312,176	237,435
Operating expenses
Research and development	32,632	24,814	62,419	47,465
Sales and marketing	103,590	79,023	203,141	150,943
General and administrative	32,480	23,583	61,259	45,032
Total operating expenses	168,702	127,420	326,819	243,440
Loss from operations	(7,180)	(4,654)	(14,643)	(6,005)
Other income (expense), net
Interest expense	(5,088)	(4,836)	(10,120)	(6,247)
Other income, net	3,141	1,338	6,192	1,411
Other income (expense), net	(1,947)	(3,498)	(3,928)	(4,836)
Loss before income taxes	(9,127)	(8,152)	(18,571)	(10,841)
Provision for (benefit from) income taxes	116	139	(2,970)	166
Net loss	$(9,243)	$(8,291)	$(15,601)	$(11,007)

Percentage of Total Revenues *

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Software subscriptions	91%	91%	91%	91%
Other	9	9	9	9
Total revenues	100	100	100	100
Cost of revenues
Software subscriptions	18	17	18	17
Other	7	7	7	7
Total cost of revenues	25	24	25	24
Gross profit	75	76	75	76
Operating expenses
Research and development	15	15	15	15
Sales and marketing	48	49	49	49
General and administrative	15	15	15	14
Total operating expenses	78	79	78	78
Loss from operations	(3)	(3)	(4)	(2)
Other income (expense), net
Interest expense	(2)	(3)	(2)	(2)
Other income, net	1	1	1	—
Other income (expense), net	(1)	(2)	(1)	(2)
Loss before income taxes	(4)	(5)	(4)	(4)
Provision for (benefit from) income taxes	—	—	(1)	—
Net loss	(4)%	(5)%	(4)%	(4)%
* Percentages may not add up due to rounding.
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues
Software subscriptions	$194,792	$145,959	$48,833	33%	$377,500	$282,919	$94,581	33%
Other	20,360	14,873	5,487	37%	39,141	28,256	10,885	39%
Total revenues	$215,152	$160,832	$54,320	34%	$416,641	$311,175	$105,466	34%
Percentage of revenues
Software subscriptions	91%	91%			91%	91%
Other	9	9			9%	9%
Total	100%	100%			100%	100%
Software subscriptions revenue.  Software subscriptions revenue increased by $48.8 million, or 33%, for the three months ended June 30, 2019, and $94.6 million, or 33%, for the six months ended June 30, 2019, as compared to the respective prior year periods. The increase was primarily a combination of the acquisition of new customers and upsells of additional offerings and seats to our existing customer base. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market, and increase in sales through our channel partners.

Other revenues.  Other revenues primarily comprised of product revenue from the sale of pre-configured phones and professional services.
Other revenues increased by $5.5 million, or 37%, for the three months ended June 30, 2019, and $10.9 million, or 39%, for the six months ended June 30, 2019, as compared to the respective prior year period, primarily due to the increase in product sales and professional services resulting from the overall growth in our business.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of revenues
Software subscriptions	$38,079	$26,716	$11,363	43%	$73,413	$51,242	$22,171	43%
Other	15,551	11,350	4,201	37%	31,052	22,498	8,554	38%
Total cost of revenues	$53,630	$38,066	$15,564	41%	$104,465	$73,740	$30,725	42%
Gross margins
Software subscriptions	80.5%	81.7%			80.6%	81.9%
Other	23.6%	23.7%			20.7%	20.4%
Total gross margin %	75.1%	76.3%			74.9%	76.3%
Cost of software subscriptions revenues. Cost of software subscriptions revenues increased by $11.4 million, or 43%, for the three months ended June 30, 2019, as compared to the respective prior year period. Primary drivers of the increase were increases in third-party costs to support our products of $5.1 million, infrastructure support costs of $4.7 million, and headcount and personnel related costs of $1.6 million including share-based compensation expense.
Cost of software subscriptions revenues increased by $22.2 million, or 43%, for the six months ended June 30, 2019, as compared to the respective prior year period. Primary drivers of the increase were increases in third-party costs to support our products of $9.9 million, infrastructure support costs of $8.2 million, and headcount and personnel related costs of $4.1 million including share-based compensation expense.
The increase in headcount and other expense categories described herein were driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.
Cost of other revenues. Cost of other revenues increased by $4.2 million, or 37%, for the three months ended June 30, 2019, as compared to the respective prior year period. This was primarily due to the increase in services personnel costs of $2.7 million including share-based compensation expense, and cost of product sales of $1.3 million.
The cost of other revenues increased by $8.6 million, or 38%, for the six months ended June 30, 2019, as compared to the respective prior year period. This was primarily due to the increase in services personnel costs of $5.0 million including share-based compensation expense, and the cost of product sales of $2.7 million.
Gross margin.  Our gross margin was approximately 75% for both the three and six months periods ended June 30, 2019, and 76% for both the three and six months periods ended June 30, 2018.
Software subscription revenues gross margin was 80.5% and 81.7% in the three months ended June 30, 2019 and 2018, respectively, and 80.6% and 81.9% in the six months ended June 30, 2019 and 2018, respectively. We expect software subscription gross margin to remain relatively consistent in the future.
Other revenues gross margin remained consistent at 23.6% and 23.7% for the three months ended June 30, 2019 and 2018, respectively, and was 20.7% and 20.4% in the six months ended June 30, 2019 and 2018, respectively.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$32,632	$24,814	$7,818	32%	$62,419	$47,465	$14,954	32%
Percentage of total revenues	15%	15%			15%	15%
Research and development expenses increased by $7.8 million, or 32%, for the three months ended June 30, 2019, as compared to the respective prior year period primarily due to increases in personnel costs of $6.4 million and overhead costs of $1.2 million to support our research and development efforts. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $1.6 million.
Research and development expenses increased by $15.0 million, or 32%, for the six months ended June 30, 2019, as compared to the respective prior year period primarily due to increases in personnel costs of $12.2 million and overhead costs to support our research and development efforts of $2.3 million. The increase in personnel costs was primarily driven by headcount growth and higher share-based compensation expense of $2.8 million.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$103,590	$79,023	$24,567	31%	$203,141	$150,943	$52,198	35%
Percentage of total revenues	48%	49%			49%	49%
Sales and marketing expenses increased by $24.6 million, or 31%, for the three months ended June 30, 2019, as compared to the respective prior year period primarily due to increases in personnel costs of $11.9 million, third-party commissions of $7.2 million, amortization of deferred sales commission costs of $2.3 million, overhead costs to support our marketing efforts of $1.7 million, and advertising and marketing costs of $1.0 million. The increase in personnel costs was primarily due to headcount growth, higher share-based compensation expense of $2.6 million, and other related costs.
Sales and marketing expenses increased by $52.2 million, or 35%, for the six months ended June 30, 2019, as compared to the respective prior year period primarily due to increases in personnel costs of $24.9 million, third-party commissions of $12.1 million, amortization of deferred sales commission costs of $4.5 million, advertising and marketing costs of $4.1 million, overhead costs to support our marketing efforts of $3.0 million, travel costs of $1.9 million, and acquisition related expenses of $1.3 million. The increase in personnel costs was primarily due to headcount growth, higher share-based compensation expense of $5.2 million and other related costs.
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
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$32,480	$23,583	$8,897	38%	$61,259	$45,032	$16,227	36%
Percentage of total revenues	15%	15%			15%	14%

General and administrative expenses increased by $8.9 million, or 38%, for the three months ended June 30, 2019, as compared to the respective prior year period primarily due to increases in personnel costs of $7.1 million, business fees and taxes of $1.0 million, and professional fees of $0.9 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $2.3 million.
General and administrative expenses increased by $16.2 million, or 36%, for the six months ended June 30, 2019, as compared to the respective prior year period primarily due to increases in personnel costs of $13.8 million, business fees and taxes of $1.2 million, and professional fees of $1.6 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $4.1 million.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems and personnel to support our anticipated revenue growth.
Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense	$(5,088)	$(4,836)	$(252)	5%	$(10,120)	$(6,247)	$(3,873)	62%
Other income, net	3,141	1,338	1,803	135%	6,192	1,411	4,781	339%
Other income (expense), net	$(1,947)	$(3,498)	$1,551	(44)%	$(3,928)	$(4,836)	$908	(19)%
Other expense, net decreased by $1.6 million for the three months ended June 30, 2019, as compared to the respective prior year period primarily due to an increase in interest income earned on our cash and cash equivalents.
Other expense, net decreased by $0.9 million for the six months ended June 30, 2019, as compared to the respective prior year period primarily due to an increase in interest income earned on our cash and cash equivalents and foreign exchange gains, offset in part by an increase in interest expense resulting from the amortization of debt discount and issuance costs of our 0% convertible senior notes due 2023 (“Notes”).

Liquidity and Capital Resources
As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $567.7 million and $566.3 million, respectively. We finance our operations primarily through sales to our customers, proceeds from issuance of stock under our stock plans. We also issued debt in March 2018. As of June 30, 2019, the carrying value of our Notes totaled $376.6 million. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.
A majority of our customers are billed monthly. As we continue to move up market, the number and size of customers with annual or multi-year contracts and those who opt for annual invoicing is increasing. For these customers, we generally invoice only one annual period in advance and generally all invoicing occurs at the start of the respective subscription period. Revenue is deferred for such advanced billings. As of June 30, 2019 and December 31, 2018, deferred revenue was $103.4 million and $88.5 million, respectively.
Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash equivalents are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity offerings or through additional debt financing. We may also in the future make investments in or acquire businesses or technologies, that could require us to seek additional equity or debt financing. Access to additional capital may not be available, or on favorable terms.
The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$44,248	$28,875
Net cash used in investing activities	(50,466)	(35,693)
Net cash provided by financing activities	7,519	392,549
Effect of exchange rate changes	38	357
Net (decrease) increase in cash and cash equivalents	$1,339	$386,088

Net Cash Provided by Operating Activities
Cash provided by operating activities is influenced by timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and the increase in the number of customers.
Net cash provided by operating activities was $44.2 million for the six months ended June 30, 2019. This was driven by a net loss of $15.6 million adjusted for impacts of non-cash adjustments of $82.4 million and partially offset by reduction of net working capital of $22.5 million, mainly driven by the timing of cash payments to vendors and cash receipts from customers and carriers. Non-cash adjustments resulted primarily from $44.3 million of share-based compensation, $16.5 million of depreciation and amortization, $13.2 million of amortization of deferred sales commission costs, and $10.0 million of amortization of debt discount and issuance costs related to our Notes.
Net cash provided by operating activities for the six months ended June 30, 2019, increased by $15.4 million compared to the respective prior year period, primarily due to increased sales and cash collections, partially offset by higher operating expenses driven by increased headcount.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of capital expenditures and internal-use software. It also reflects net cash used to acquire Connect First. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $50.5 million for the six months ended June 30, 2019. This was driven by $27.9 million net cash paid for our acquisition of Connect First and $22.6 million of capital expenditures including personnel-related costs associated with development of internal-use software.
Net cash used in investing activities for the six months ended June 30, 2019, increased by $14.8 million as compared to the respective prior year period. The increase was primarily related to cash paid for acquisitions, capital expenditures, and capitalized internal-use software.
Net Cash Provided by Financing Activities
Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and issuance of the Notes.
Net cash provided by financing activities was $7.5 million for the six months ended June 30, 2019, and resulted from proceeds from the issuance of shares in connection with our stock plans, net of taxes paid. Net cash provided by financing activities decreased by $385.0 million as compared to the respective prior year period primarily due to our Notes issued in 2018.
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
Off-balance Sheet Arrangements
During the six months ended June 30, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. However, this impact has not been significant during the three and six months ended June 30, 2019. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended June 30, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements. As our international operations continue to grow, our risks associated with fluctuation in currency rates could become greater, and we will continue to reassess our approach to managing these risks.
Interest Rate Sensitivity
As of June 30, 2019, we had cash and cash equivalents of $567.7 million. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three and six months ended June 30, 2019, the effect of a hypothetical 10% increase or decrease in overall interest rates would not materially impact our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents.
As of June 30, 2019, we had $376.6 million outstanding of 0% convertible senior notes due 2023. we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There are no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We currently serve our North American customers from three data center hosting facilities located in northern California, northern Virginia, and Chicago, Illinois, where we lease space from Equinix, Inc. We serve our customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland and we serve the customers of Dimelo SA (“Dimelo”)’s digital customer engagement platform from a third-party data center hosting facility in Paris, France.  We also use third-party co-location facilities in Canada, the U.K., Australia, Switzerland, Singapore, Brazil, and Japan to serve our customers in these regions. Our collaboration solution, RingCentral Glip, is hosted by Amazon Web Services, Inc. (“AWS”), our contact center solution is hosted by NICE inContact’s third party data center facilities and AWS, and certain features of our services such as analytics are hosted by Google Cloud Platform. In addition, RCLEC uses third-party co-location facilities to provide us with network services at several locations. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.

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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 167 issued U.S. utility patents, which expire between 2025 and 2038. We also have 40 patent applications pending examination in the U.S. and 16 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
We are currently implementing an enhanced internally developed billing system to replace and upgrade our current billing system, which among other improvements, enables automation of certain manual billing processes. Our current internally developed billing system requires us to process an increasing number of invoices manually, which could result in billing errors. We may also implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities, and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.
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
In addition, the TCPA and FCC rules implementing the TCPA, as amended by the Junk Fax Prevention Act of 2005, prohibit sending unsolicited facsimile advertisements, subject to certain exceptions. The FCC may take enforcement action against persons or entities that send “junk faxes,” and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements apply to those who “send” the advertisements, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes and have failed to take steps to prevent such transmissions also face liability under the FCC’s rules. We take significant steps designed to prevent our systems from being used to send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes.  If any of these were to occur, we could be required to incur significant costs and management’s attention could be diverted.  Further, if we were to be held liable for the use of our service to send unsolicited faxes or to settle any action or proceeding, any judgment, settlement or penalties could cause a material adverse effect on our operations.  We were named as defendants to a class action litigation involving alleged violations of the TCPA brought by SPS, which has subsequently been dismissed in our favor. For more information about this lawsuit, see Note 9, Commitments and Contingencies, in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under "Legal Matters.”
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
Other foreign jurisdictions also have currently in-effect privacy and data protection laws and regulations that may impact our growth and costs. For example, Canadian anti-spam legislation (“CASL”) prescribes certain rules regarding the use of electronic messages for commercial purposes and imposes certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with CASL are considerable, including administrative monetary penalties of up to CAD 10 million. In June 2017, the Government of Canada announced the suspension of the private right of action under CASL that was originally scheduled to come into force on July 1, 2017. During 2017, a Parliamentary Committee conducted a public process to review the scope, substance and enforcement of the CASL. Following the review, several recommendations were made to provide for further clarification of certain terms under CASL and for the government of Canada to reconsider implementing the private right of action that was suspended earlier in 2017. No decision has yet been made by the government of Canada regarding any changes to CASL or the implementation of the private right of action. Compliance with, and other burdens imposed by, current obligations and restrictions as well as those occasioned by future changes could increase the cost of our operations.
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
Since November 1, 2018, Canada’s federal privacy legislation requires mandatory data breach notification requirements and fines of up to CAD 100,000 per occurrence for organizations that fail to keep a log of breaches or notify the Office of the Privacy

Commissioner or affected individuals. Such obligations and restrictions, may limit our ability to collect, store, process, use, transmit, and share data with our customers, and to allow our customer to collect, store, retain, protect, use, process, transmit, share, and disclose data with others through our products and subscriptions.
Similarly, Australia’s Privacy Act 1988 ("Cth") was amended in February 2018 to introduce mandatory data breach notification requirements providing that where personal information is lost or is subject to unauthorized access or disclosure, and that would be likely to lead to serious harm, then affected individuals and the Information Commissioner must be notified within 30 days. A failure to notify can result in an enforceable undertaking and penalties of up to AUD 2.1 million.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 61% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
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

RingCentral, Inc.

Date: August 8, 2019	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2019	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)