Form 10-Q
period 2019-09-30
RingCentral, Inc.
filed 2019-11-12
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of November 4, 2019, there were 72,811,856 shares of Class A Common Stock issued and outstanding and 11,119,473 shares of Class B Common Stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our progress against short-term and long-term goals;

•	our future financial performance;

•	our anticipated growth, growth strategies and our ability to effectively manage that growth and effect these strategies;

•	our success in the enterprise market;

•	anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;

•	our ability to scale to our desired goals, particularly the implementation of new processes and systems and the addition to our workforce;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to anticipate and adapt to future changes in our industry;

•	our ability to predict software subscriptions revenues, formulate accurate financial projections, and make strategic business decisions based on our analysis of market trends;

•	our ability to anticipate market needs and develop new and enhanced products and subscriptions to meet those needs, and our ability to successfully monetize them;

•	maintaining and expanding our customer base;

•	maintaining, expanding and responding to changes in our relationships with other companies;

•	maintaining and expanding our distribution channels, including our network of sales agents and resellers;

•	our success with our carrier partners;

•	our ability to sell, market, and support our products and services;

•	our ability to expand our business to larger customers as well as expanding domestically and internationally;

•	our ability to realize increased purchasing leverage and economies of scale as we expand;

•	the impact of seasonality on our business;

•	the impact of any failure of our solutions or solution innovations;

•	our reliance on our third-party product and service providers;

•	the potential effect on our business of litigation to which we may become a party;

•	our liquidity and working capital requirements;

•	the impact of changes in the regulatory environment;

•	our ability to protect our intellectual property and rely on open source licenses;

•	our expectations regarding the growth and reliability of the internet infrastructure;

•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;

•	our ability to successfully and timely execute on, integrate, and realize the benefits of any acquisition, investment, strategic partnership, or other strategic transaction we may make or undertake;

•	our capital expenditure projections;

•	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements;

•	the political environment and stability in the regions in which we or our subcontractors operate;

•	the impact of economic downturns on us and our customers;

•	our ability to defend our systems and our customer information from fraud and cyber-attack;

•	our ability to prevent the use of fraudulent payment methods for our products;

•	our ability to retain key employees and to attract qualified personnel; and

•	the impact of foreign currencies on our non-U.S. business as we expand our business internationally.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$582,663	$566,329
Accounts receivable, net	118,282	94,375
Deferred sales commission costs	32,196	23,038
Prepaid expenses and other current assets	31,904	23,772
Total current assets	765,045	707,514
Property and equipment, net	84,123	70,205
Operating lease right-of-use-assets	41,302	—
Deferred sales commission costs, non-current	78,629	55,735
Goodwill	54,743	31,238
Acquired intangibles, net	25,839	19,480
Other assets	9,798	10,154
Total assets	$1,059,479	$894,326
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$22,443	$10,145
Accrued liabilities	140,535	100,687
Deferred revenue	105,159	88,527
Total current liabilities	268,137	199,359
Convertible senior notes, net	381,701	366,552
Operating lease liabilities	31,097	—
Other long-term liabilities	9,050	10,806
Total liabilities	689,985	576,717

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock	8	8
Additional paid-in capital	633,188	551,078
Accumulated other comprehensive income	351	2,226
Accumulated deficit	(264,053)	(235,703)
Total stockholders' equity	369,494	317,609
Total liabilities and stockholders' equity	$1,059,479	$894,326

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Software subscriptions	$210,906	$158,068	$588,406	$440,987
Other	22,446	15,757	61,587	44,013
Total revenues	233,352	173,825	649,993	485,000
Cost of revenues
Software subscriptions	40,930	27,958	114,343	79,200
Other	18,775	11,316	49,827	33,814
Total cost of revenues	59,705	39,274	164,170	113,014
Gross profit	173,647	134,551	485,823	371,986
Operating expenses
Research and development	35,286	26,347	97,705	73,812
Sales and marketing	109,882	86,279	313,023	237,222
General and administrative	39,142	28,952	100,401	73,984
Total operating expenses	184,310	141,578	511,129	385,018
Loss from operations	(10,663)	(7,027)	(25,306)	(13,032)
Other income (expense), net
Interest expense	(5,160)	(4,916)	(15,280)	(11,163)
Other income, net	2,926	2,533	9,118	3,944
Other income (expense), net	(2,234)	(2,383)	(6,162)	(7,219)
Loss before income taxes	(12,897)	(9,410)	(31,468)	(20,251)
Provision for (benefit from) income taxes	(148)	108	(3,118)	274
Net loss	$(12,749)	$(9,518)	$(28,350)	$(20,525)
Net loss per common share:
Basic and diluted	$(0.15)	$(0.12)	$(0.34)	$(0.26)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	83,283	79,903	82,348	79,116

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,749)	$(9,518)	$(28,350)	$(20,525)
Other comprehensive loss
Foreign currency translation adjustments	(1,742)	(222)	(1,875)	(425)
Comprehensive loss	$(14,491)	$(9,740)	$(30,225)	$(20,950)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2018	81,046	$8	$551,078	$2,226	$(235,703)	$317,609
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	782	—	732	—	—	732
Share-based compensation	—	—	19,616	—	—	19,616
Changes in comprehensive loss	—	—	—	(375)	—	(375)
Net loss	—	—	—	—	(6,358)	(6,358)
Balance as of March 31, 2019	81,828	8	571,426	1,851	(242,061)	331,224
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,046	—	7,730	—	—	7,730
Share-based compensation	—	—	25,614	—	—	25,614
Changes in comprehensive loss	—	—	—	242	—	242
Net loss	—	—	—	—	(9,243)	(9,243)
Balance as of June 30, 2019	82,874	8	604,770	2,093	(251,304)	355,567
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	902	—	(1,116)	—	—	(1,116)
Share-based compensation	—	—	29,534	—	—	29,534
Changes in comprehensive loss	—	—	—	(1,742)	—	(1,742)
Net loss	—	—	—	—	(12,749)	(12,749)
Balance as of September 30, 2019	83,776	$8	$633,188	$351	$(264,053)	$369,494

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2017	78,054	$8	$434,840	$2,998	$(209,500)	$228,346
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	801	—	2,674	—	—	2,674
Shares repurchased	(239)	—	(15,000)	—	—	(15,000)
Share-based compensation	—	—	13,427	—	—	13,427
Equity component of convertible senior notes, net of issuance costs	—	—	98,823	—	—	98,823
Purchase of capped calls	—	—	(49,910)	—	—	(49,910)
Changes in comprehensive loss	—	—	—	222	—	222
Net loss	—	—	—	—	(2,716)	(2,716)
Balance as of March 31, 2018	78,616	8	484,854	3,220	(212,216)	275,866
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	981	—	6,069	—	—	6,069
Share-based compensation	—	—	17,805	—	—	17,805
Changes in comprehensive loss	—	—	—	(425)	—	(425)
Net loss	—	—	—	—	(8,291)	(8,291)
Balance as of June 30, 2018	79,597	8	508,728	2,795	(220,507)	291,024
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	689	—	(568)	—	—	(568)
Share-based compensation	—	—	18,731	—	—	18,731
Changes in comprehensive loss	—	—		(222)	—	(222)
Net loss	—	—	—	—	(9,518)	(9,518)
Balance as of September 30, 2018	80,286	$8	$526,891	$2,573	$(230,025)	$299,447

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(28,350)	$(20,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,060	17,194
Share-based compensation	71,690	49,379
Amortization of deferred sales commission costs	21,189	13,956
Amortization of debt discount and issuance costs	15,149	11,003
Foreign currency remeasurement (gain) loss	61	657
Provision for bad debt	2,339	2,390
Deferred income taxes	(632)	15
Tax benefit from release of valuation allowance	(3,210)	—
Other	1,584	458
Changes in assets and liabilities:
Accounts receivable	(24,845)	(29,883)
Deferred sales commission costs	(51,467)	(31,793)
Prepaid expenses and other current assets	(8,125)	(6,256)
Other assets	400	(406)
Accounts payable	10,626	(1,128)
Accrued liabilities	22,432	27,954
Deferred revenue	16,632	17,107
Other liabilities	(525)	(1,020)
Net cash provided by operating activities	71,008	49,102
Cash flows from investing activities
Purchases of property and equipment	(21,355)	(17,852)
Capitalized internal-use software	(11,472)	(8,117)
Cash paid for business combination, net of cash acquired	(27,870)	—
Cash paid for acquisition of intangible assets	—	(18,470)
Net cash used in investing activities	(60,697)	(44,439)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	449,457
Payments for capped call transactions and costs	—	(49,910)
Repurchase of common stock	—	(15,000)
Proceeds from issuance of stock in connection with stock plans	17,590	13,632
Taxes paid related to net share settlement of equity awards	(10,244)	(5,457)
Repayment of financing obligations	(943)	(741)
Net cash provided by financing activities	6,403	391,981
Effect of exchange rate changes	(380)	(553)
Net increase in cash, cash equivalents and restricted cash	16,334	396,091
Cash, cash equivalents and restricted cash
Beginning of period	566,329	181,192
End of period	$582,663	$577,283
Supplemental disclosure of cash flow data
Cash paid for interest	$189	$40
Cash paid for income taxes, net of refunds	$718	$331
Non-cash investing and financing activities
Cash held for future indemnity claims	$7,148	$—
Equipment and capitalized internal-use software purchased and unpaid at period end	$4,861	$2,293
Reclassification from intangible assets to prepaid and other assets	$—	$8,223
Equipment acquired under financing obligations	$—	$4,513
Liability for potential future payments	$—	$2,001
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
Changes in Significant Accounting Policies
Except for the accounting policies for leases that were updated as a result of adopting Topic 842, there have been no changes to the Company's significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This amendment is applicable to all public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt this guidance in the fourth quarter of 2019 and does not expect implementation of this amendment to have a material impact on its financial statements or disclosures.

Note 2. Impact of Recently Adopted Accounting Pronouncements
On January 1, 2019, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842), which requires recognition of ROU assets and lease liabilities for most leases on the Company’s Consolidated Balance Sheet. The Company adopted Topic 842 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust its comparative periods' financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption (i.e., January 1, 2019). The Company elected the package of practical expedients which allowed the Company not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

new definition. The Company also elected the practical expedient to not separate lease and non-lease components for its facility leases, and to not recognize ROU assets and liabilities for short-term leases.
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
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Primary geographical markets
North America	94%	96%	94%	96%
Others	6	4	6	4
Total revenues	100%	100%	100%	100%

The Company derived approximately 94% and 92% of subscription revenues from RingCentral Office product for the three and nine months ended September 30, 2019, respectively. The Company derived approximately 88% of subscription revenue from RingCentral Office product for both the three and nine months ended September 30, 2018.
Deferred revenue
During the three and nine months ended September 30, 2019, the Company recognized revenue of $13.1 million and $82.5 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contracted revenue as of September 30, 2019 that has not yet been recognized was $0.9 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize approximately 55% of this balance over the next 12 months and 45% thereafter.
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services. Product revenues were $11.5 million and $8.9 million for the three months ended September 30, 2019 and 2018, respectively, and $30.1 million and $25.5 million for the nine months ended September 30, 2019 and 2018, respectively. Cost of product revenues were $10.7 million and $7.1 million for the three months ended September 30, 2019 and 2018, respectively, and $28.2 million and $22.5 million for the nine months ended September 30, 2019 and 2018, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Cash	$88,657	$80,457
Money market funds	494,006	485,872
Total cash and cash equivalents	$582,663	$566,329

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$107,755	$82,740
Unbilled accounts receivable	13,729	14,141
Allowance for doubtful accounts	(3,202)	(2,506)
Accounts receivable, net	$118,282	$94,375
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses	$20,926	$14,805
Inventory	320	199
Other current assets	10,658	8,768
Total prepaid expenses and other current assets	$31,904	$23,772

Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Computer hardware and software	$116,892	$103,766
Internal-use software development costs	42,756	29,886
Furniture and fixtures	7,238	5,896
Leasehold improvements	9,316	6,863
Total property and equipment	176,202	146,411
Less: accumulated depreciation and amortization	(92,079)	(76,206)
Property and equipment, net	$84,123	$70,205

Depreciation and amortization expense was $7.3 million and $4.8 million for the three months ended September 30, 2019 and 2018, respectively, and $19.6 million and $13.9 million for the nine months ended September 30, 2019 and 2018, respectively.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2018	$31,238
Connect First acquisition	24,465
Foreign currency translation adjustments	(960)
Balance at September 30, 2019	$54,743

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values of intangible assets are as follows (in thousands):

		September 30, 2019			December 31, 2018
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 to 5 years	$21,024	$7,202	$13,822	$20,121	$4,460	$15,661
Developed technology	3 to 5 years	17,962	5,945	12,017	6,098	2,279	3,819
Total acquired intangible assets		$38,986	$13,147	$25,839	$26,219	$6,739	$19,480

Amortization expense from acquired intangible assets was $2.3 million and $1.0 million for the three months ended September 30, 2019 and 2018 respectively, and $6.5 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively.
Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations. At September 30, 2019, the weighted average amortization periods for customer relationships and developed technology were approximately 3.0 years and 2.3 years, respectively.
Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2019 (remaining)	$2,260
2020	8,697
2021	8,439
2022	4,650
2023 onwards	1,793
Total estimated amortization expense	$25,839

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation and benefits	$28,233	$20,932
Accrued sales, use, and telecom related taxes	29,090	19,609
Accrued marketing	14,872	12,291
Operating lease liabilities, short-term	13,626	—
Other accrued expenses	54,714	47,855
Total accrued liabilities	$140,535	$100,687

Deferred Sales Commission Costs
Amortization expense for the deferred sales commission costs was $8.0 million and $5.3 million for the three months ended September 30, 2019 and 2018 respectively, and $21.2 million and $14.0 million for the nine months ended September 30, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Balance at September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$494,006	$494,006	$—	$—

	Balance at December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$485,872	$485,872	$—	$—

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
As of September 30, 2019, the fair value of the 0% convertible senior notes due 2023 (the “Notes”) was approximately $743.4 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Note 6. Business Acquisition

Connect First Acquisition

On January 14, 2019, the Company acquired the equity interests of Connect First, Inc. (“Connect First”), a cloud-based outbound/blended customer engagement platform for midsize and enterprise companies. The acquisition complements the Company’s current Customer Engagement portfolio to provide differentiated customer experiences.

The total purchase price of approximately $36.4 million consisted of cash of $29.3 million and $7.1 million held to cover indemnity claims made by the Company after the closing date. In connection with the acquisition, the Company granted $4.0 million in restricted stock units, which vests over four years.

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Dimelo Acquisition

On October 22, 2018, the Company acquired Dimelo SA (“Dimelo”), a cloud-based digital customer engagement platform. The agreement included contingent consideration tied to the achievement of revenue and profitability metrics through the end of the second quarter of 2019. The Company settled the contingent consideration in the fourth quarter of 2019 for approximately $7.0 million.

Note 7. Convertible Senior Notes
In March 2018, the Company issued $460.0 million aggregate principal amount of 0% convertible senior notes due 2023 in a private placement, including the exercise in full of the over-allotment options of the initial purchasers. The Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the Notes does not accrete. The Notes may bear special interest under specified circumstances as outlined in the indenture relating to the issuance of Notes (the “Indenture”) or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on March 15, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $449.5 million.
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
During the three months ended September 30, 2019, the stock price condition allowing holders of the Notes to convert was met. As a result, holders have the option to convert their Notes at any time during the fiscal quarter ending December 31, 2019. There were no conversions of the Notes during the quarter ended September 30, 2019. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods.
The Company may redeem the Notes, at its option, on or after September 20, 2020, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest to, but excluding the redemption date, subject to certain conditions. No sinking fund is provided for the Notes. Upon the occurrence of a fundamental change (as defined in the Indenture)

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

prior to the maturity date, holders may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

September 30, 2019
Principal	$460,000
Unamortized discount	(72,168)
Unamortized issuance cost	(6,131)
Net carrying amount	$381,701

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of debt discount	$4,759	$4,530	$14,102	$10,286
Amortization of debt issuance costs	359	319	1,047	717
Total interest expense related to the Notes	$5,118	$4,849	$15,149	$11,003

In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $81.45 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $119.035 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.6 million shares of Class A Common Stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls settle in components commencing January 13, 2023 with the last component expiring on March 13, 2023. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $49.9 million incurred to purchase the Capped Call transactions was recorded as a reduction to additional paid-in capital on the Company's Condensed Consolidated Balance Sheets.
Note 8. Leases

The Company primarily leases facilities for office and datacenter space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2019, non-cancelable leases expire on various dates between 2019 and 2029.

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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2019, the components of leases and lease costs are as follows (in thousands):

September 30, 2019
Operating leases
Operating lease right-of-use assets	$41,302

Accrued liabilities	$13,626
Operating lease liabilities	31,097
Total operating lease liabilities	$44,723

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (a)	$4,482	$12,920

(a) Includes short-term leases and variable lease costs, which are immaterial.

	Operating Leases
	September 30, 2019	December 31, 2018
Maturity of Lease Liabilities
2019 (remaining)	$4,229	$13,470
2020	15,287	12,057
2021	11,866	8,399
2022	7,376	4,009
2023	5,063	3,224
2024 onwards	7,225	28
Total future minimum lease payments	51,046	41,187
Less: Imputed interest	(6,323)	—
Present value of lease liabilities	$44,723	$41,187

Other supplemental information as of September 30, 2019 is as follows (in thousand):

September 30, 2019
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	4.1
Weighted-average operating lease discount rate	5%

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows resulting from operating leases	$11,680

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$17,388

As of September 30, 2019, the Company has additional operating leases of approximately $0.1 million that have not yet commenced and as such, have not yet been recognized on the Company’s Condensed Consolidated Balance Sheet. These operating leases are expected to commence in the fourth quarter of 2019 with lease terms up to three years.
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
TCPA Matter
On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the Telephone Consumer Protection Act (“TCPA”) and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others. Hurley alternatively alleged that the Company was vicariously liable for the actions of the other co-defendants. Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims. The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part the Company’s motion to dismiss. The district court dismissed Hurley’s vicarious liability claim but allowed Hurley’s TCPA claim to proceed. The Company filed its answer and affirmative defenses to the second amended complaint on October 18, 2018. Plaintiff filed a motion to certify a class on July 9, 2019. The Company and another defendant filed oppositions to the motion, which have been fully briefed and is pending decision by the court. On October 1, 2019, the court issued a revised scheduling order continuing the discovery cutoff to October 25, 2019, and the dispositive motion deadline to November 15, 2019. Trial is set for March 10, 2020. It is too early to predict the outcome of this lawsuit. Based on the information known to the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s Condensed Consolidated Financial Statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur.

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
Other Matter
 On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral in bad faith and contrary to the terms of a Letter of Intent (“LOI”). The Company seeks its costs incurred in negotiating under the LOI and damages for lost opportunity as a result of foregoing another acquisition opportunity, fraud, and attorneys’ fees and costs.  On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of our executive officers alleging breach of the LOI and tortious inducement of Bright Pattern into the LOI and to continue negotiations by misstating the timeframe for the proposed transaction. As damages, Bright Pattern seeks audit fees it incurred, a $5 million break-up fee, its “cash burn” during the negotiations, unspecified lost opportunity damages, and the full proposed purchase price of the transaction.  The Company filed a demurrer to Bright Pattern’s cross-complaint, as well as a related motion to strike. This litigation is still in early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously prosecute and defend this lawsuit.
Note 10. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$2,351	$1,315	$6,112	$3,626
Research and development	6,230	4,069	16,000	11,069
Sales and marketing	10,182	7,449	27,589	19,679
General and administrative	8,613	5,682	21,989	15,005
Total share-based compensation expense	$27,376	$18,515	$71,690	$49,379

A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options	$137	$762	$876	$2,726
Employee stock purchase plan rights	868	771	2,810	2,253
Restricted stock units	26,371	16,982	68,004	44,400
Total share-based compensation expense	$27,376	$18,515	$71,690	$49,379

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Equity Incentive Plans
As of September 30, 2019, a total of 15,978,092 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”). A summary of option activity under all of the Company’s equity incentive plans at September 30, 2019 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	4,131	$10.86	3.3	$295,921
Granted	—	—
Exercised	(1,244)	8.21
Canceled/Forfeited	(132)	2.73
Outstanding at September 30, 2019	2,755	$12.44	2.7	$312,233
Vested and expected to vest as of September 30, 2019	2,756	$12.44	2.7	$312,067
Exercisable as of September 30, 2019	2,722	$12.38	2.7	$308,358

There were no options granted during the three and nine months ended September 30, 2019 and 2018. The total intrinsic value of options exercised during the three months ended September 30, 2019 and 2018 were $57.3 million and $18.8 million, respectively, and $137.6 million and $58.1 million, during the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, there was approximately $0.1 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of September 30, 2019, there was a total of $0.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. At September 30, 2019, a total of 3,991,688 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at September 30, 2019, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,561	$42.09	$293,523
Granted	1,556	112.68
Released	(1,457)	48.32
Canceled/Forfeited	(410)	57.36
Outstanding at September 30, 2019	3,250	$71.27	$408,405

As of September 30, 2019, there was a total of $166.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.4 years.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Bonus Plan
In December 2017, the Company's board of directors (the "Board") adopted the Selective 2018 Key Employee Equity Bonus Plan (the "2018 KEEB Plan”), which became effective on January 1, 2018, and in December 2018, the Board adopted the Selective 2019 Key Employee Equity Bonus Plan (the "2019 KEEB Plan" and together with the 2018 KEEB Plan the "KEEB Plans"), which became effective on January 1, 2019. Both of the KEEB Plans allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the quarter ended September 30, 2019, 29,868 RSUs were issued under the 2019 KEEB Plan. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $1.0 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the KEEB Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
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
Concentrations
At September 30, 2019 and December 31, 2018, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At September 30, 2019 and December 31, 2018, approximately 77% and 67% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. France represented 16% and 26% of the Company's consolidated long-lived assets, including fair value adjustments relating to the acquisition of Dimelo, as of September 30, 2019 and December 31, 2018, respectively. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
Note 12. Income Taxes
The provision for (benefit from) income taxes for the three months ended September 30, 2019 and 2018, was $(0.1) million and $0.1 million, respectively, and was $(3.1) million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. The provision for (benefit from) income taxes consisted primarily of state minimum taxes, foreign income taxes, and a one-time benefit from the release of valuation allowance as a result of acquisitions. For the three and nine months ended September 30, 2019 and 2018, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable. Due to the Connect First acquisition, a deferred tax liability was established for the book-tax basis difference related to identifiable acquired intangibles. The net deferred tax liability from acquisitions is considered an additional source of income to support the realizability of the Company's pre-existing deferred tax asset, and as a result the Company released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $3.2 million for the nine months ended September 30, 2019. The Company realized no benefit for the current year losses due to a full valuation allowance against the U.S. and the foreign net deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of September 30, 2019 and December 31, 2018. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and nine months ended September 30, 2019, there were no material changes to the total amount of unrecognized tax benefits.
Note 13. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, and convertible senior notes, to the extent dilutive. For the three and

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

nine months ended September 30, 2019 and 2018, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net loss	$(12,749)	$(9,518)	$(28,350)	$(20,525)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	83,283	79,903	82,348	79,116
Basic and diluted net loss per share	$(0.15)	$(0.12)	$(0.34)	$(0.26)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock issuable under equity incentive awards outstanding	6,677	8,789	7,146	9,198
Convertible senior notes	2,139	317	1,587	106
Potential common shares excluded from diluted net loss per share	8,816	9,106	8,733	9,304

Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in cash or shares of the Company’s Class A Common Stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A Common Stock for a given period exceeds the conversion price of $81.45 per share for the Notes.
Note 14. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at September 30, 2019 and December 31, 2018 were $3.2 million and $1.2 million, respectively. Total expenses incurred from Google Inc. were $4.7 million and $4.9 million in the three months ended September 30, 2019 and 2018, respectively, and $14.0 million and $14.4 million in the nine months ended September 30, 2019 and 2018, respectively.
Note 15. Subsequent Events
On October 3, 2019, the Company entered into certain agreements for a strategic partnership with Avaya Holdings Corp. (“Avaya”) and its subsidiaries, including Avaya Inc., a provider of digital communications products, solutions and services. The parties intend to introduce a new solution, Avaya Cloud Office by RingCentral (“ACO”), which will be the exclusive Unified Communications as a Service (“UCaaS”) solution marketed and sold by Avaya and its subsidiaries, including Avaya Inc. In connection with the strategic partnership, the Company has purchased $125 million aggregate principal amount of 3% convertible and redeemable preferred stock, with a conversion price of $16.00 per share, representing an approximately 6% position in Avaya on an as-converted basis. The Company will also pay Avaya an advance of $375 million, which will be paid primarily in the Company's common stock, predominantly for future commissions as well as certain licensing rights.
On October 25, 2019, the Company and Avaya received notice from the U.S. Federal Trade Commission that it had granted early termination, effective immediately, of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) for the transaction, and the transaction closed on October 31, 2019.

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
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of software subscriptions to our offerings.
Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and nine months ended September 30, 2019 and 2018, software subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of resellers who sell our solutions. We also sell our solutions through carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”), and BT Group plc (“BT”). In October 2019, we entered into certain agreements for a strategic partnership with Avaya Holdings Corp. ("Avaya"), which includes the introduction of a new solution Avaya Cloud Office by RingCentral ("ACO"), which will be the exclusive Unified Communications as a Service solution marketed and sold by Avaya and its subsidiaries. We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.
Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average software subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. As of September 30, 2019, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and nine months ended September 30, 2019 and 2018, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base to larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.

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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2019 was $73.5 million. As such, our ARR at September 30, 2019 was $881.4 million.
RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that only customer subscriptions from RingCentral Office and RingCentral Contact Center solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at September 30, 2019 was $800.3 million.
Net Monthly Subscription Dollar Retention Rate
We believe that our Net Monthly Subscription Dollar Retention Rate provides insight into our ability to retain and grow software subscriptions revenue, as well as our customers’ potential long-term value to us. We believe that our ability to retain our customers and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and we use these trends in order to formulate financial projections and make strategic business decisions. We define our Net Monthly Subscription Dollar Retention Rate as (i) one plus (ii) the quotient of Dollar Net Change divided by Average Monthly Recurring Subscriptions.
We define Dollar Net Change as the quotient of (i) the difference of our Monthly Recurring Subscriptions at the end of a period minus our Monthly Recurring Subscriptions at the beginning of a period minus our Monthly Recurring Subscriptions at the end of the period from new customers we added during the period, all divided by (ii) the number of months in the period. We define our Average Monthly Recurring Subscriptions as the average of the Monthly Recurring Subscriptions at the beginning and end of the measurement period.
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
Our key business metrics for the five quarterly periods ended September 30, 2019 were as follows (dollars in millions):

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$881.4	$830.8	$776.7	$725.8	$673.6
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$800.3	$749.2	$694.0	$644.1	$591.7

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Software subscriptions	$210,906	$158,068	$588,406	$440,987
Other	22,446	15,757	61,587	44,013
Total revenues	233,352	173,825	649,993	485,000
Cost of revenues
Software subscriptions	40,930	27,958	114,343	79,200
Other	18,775	11,316	49,827	33,814
Total cost of revenues	59,705	39,274	164,170	113,014
Gross profit	173,647	134,551	485,823	371,986
Operating expenses
Research and development	35,286	26,347	97,705	73,812
Sales and marketing	109,882	86,279	313,023	237,222
General and administrative	39,142	28,952	100,401	73,984
Total operating expenses	184,310	141,578	511,129	385,018
Loss from operations	(10,663)	(7,027)	(25,306)	(13,032)
Other income (expense), net
Interest expense	(5,160)	(4,916)	(15,280)	(11,163)
Other income, net	2,926	2,533	9,118	3,944
Other income (expense), net	(2,234)	(2,383)	(6,162)	(7,219)
Loss before income taxes	(12,897)	(9,410)	(31,468)	(20,251)
Provision for (benefit from) income taxes	(148)	108	(3,118)	274
Net loss	$(12,749)	$(9,518)	$(28,350)	$(20,525)

Percentage of Total Revenues *

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Software subscriptions	90%	91%	91%	91%
Other	10	9	9	9
Total revenues	100	100	100	100
Cost of revenues
Software subscriptions	18	16	18	17
Other	8	7	8	7
Total cost of revenues	26	23	25	23
Gross profit	74	77	75	77
Operating expenses
Research and development	15	15	15	15
Sales and marketing	47	50	48	49
General and administrative	17	17	15	15
Total operating expenses	79	81	79	79
Loss from operations	(5)	(4)	(4)	(3)
Other income (expense), net
Interest expense	(2)	(3)	(2)	(2)
Other income, net	1	1	1	1
Other income (expense), net	(1)	(1)	(1)	(1)
Loss before income taxes	(6)	(5)	(5)	(5)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(5)%	(5)%	(4)%	(4)%
* Percentages may not add up due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues
Software subscriptions	$210,906	$158,068	$52,838	33%	$588,406	$440,987	$147,419	33%
Other	22,446	15,757	6,689	42%	61,587	44,013	17,574	40%
Total revenues	$233,352	$173,825	$59,527	34%	$649,993	$485,000	$164,993	34%
Percentage of revenues
Software subscriptions	90%	91%			91%	91%
Other	10	9			9%	9%
Total	100%	100%			100%	100%
Software subscriptions revenue. Software subscriptions revenue increased by $52.8 million, or 33%, for the three months ended September 30, 2019, and $147.4 million, or 33%, for the nine months ended September 30, 2019, as compared to the respective prior year periods. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market, and increase in sales through our channel partners.

Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services.
Other revenues increased by $6.7 million, or 42%, for the three months ended September 30, 2019, and $17.6 million, or 40%, for the nine months ended September 30, 2019, as compared to the respective prior year periods, primarily due to the increase in product sales and professional services resulting from the overall growth in our business.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of revenues
Software subscriptions	$40,930	$27,958	$12,972	46%	$114,343	$79,200	$35,143	44%
Other	18,775	11,316	7,459	66%	49,827	33,814	16,013	47%
Total cost of revenues	$59,705	$39,274	$20,431	52%	$164,170	$113,014	$51,156	45%
Gross margins
Software subscriptions	81%	82%			81%	82%
Other	16%	28%			19%	23%
Total gross margin %	74%	77%			75%	77%
Cost of software subscriptions revenues. Cost of software subscriptions revenues increased by $13.0 million, or 46%, for the three months ended September 30, 2019, as compared to the respective prior year period. Primary drivers of the increase were increases in third-party costs to support our products of $5.8 million, infrastructure support costs of $4.7 million, and headcount and personnel related costs of $2.5 million including share-based compensation expense.
Cost of software subscriptions revenues increased by $35.1 million, or 44%, for the nine months ended September 30, 2019, as compared to the respective prior year period. Primary drivers of the increase were increases in third-party costs to support our products of $15.7 million, infrastructure support costs of $12.9 million, and headcount and personnel related costs of $6.6 million including share-based compensation expense.
The increase in headcount and other expense categories described herein was driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base.
Cost of other revenues. Cost of other revenues increased by $7.5 million, or 66%, for the three months ended September 30, 2019, as compared to the respective prior year period. This was primarily due to an increase in cost of product sales of $4.0 million and services personnel costs of $3.2 million including share-based compensation expense.
The cost of other revenues increased by $16.0 million, or 47%, for the nine months ended September 30, 2019, as compared to the respective prior year period. This was primarily due to the increase in services personnel costs of $8.3 million including share-based compensation expense, and the cost of product sales of $6.7 million.
Gross margin. Our gross margin was approximately 74% and 75% for the three and nine months ended September 30, 2019, and approximately 77% for both the three and nine months ended September 30, 2018.
Software subscription revenues gross margin was 81% and 82% in the three months ended September 30, 2019 and 2018, respectively, and 81% and 82% in the nine months ended September 30, 2019 and 2018, respectively. We expect software subscription gross margin to remain relatively consistent in the future.
Other revenues gross margin was 16% and 28% for the three months ended September 30, 2019 and 2018, respectively, and was 19% and 23% for the nine months ended September 30, 2019 and 2018, respectively. Other revenues gross margin fluctuates based on timing of completion of professional services projects and discounting on phones.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$35,286	$26,347	$8,939	34%	$97,705	$73,812	$23,893	32%
Percentage of total revenues	15%	15%			15%	15%
Research and development expenses increased by $8.9 million, or 34%, for the three months ended September 30, 2019, as compared to the respective prior year period, primarily due to increases in personnel costs of $8.0 million and overhead costs of $1.3 million to support our research and development efforts. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $2.2 million.
Research and development expenses increased by $23.9 million, or 32%, for the nine months ended September 30, 2019, as compared to the respective prior year period, primarily due to increases in personnel costs of $20.2 million and overhead costs to support our research and development efforts of $3.6 million. The increase in personnel costs was primarily driven by headcount growth and higher share-based compensation expense of $4.9 million.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in such development.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$109,882	$86,279	$23,603	27%	$313,023	$237,222	$75,801	32%
Percentage of total revenues	47%	50%			48%	49%
Sales and marketing expenses increased by $23.6 million, or 27%, for the three months ended September 30, 2019, as compared to the respective prior year period, primarily due to increases in personnel costs of $8.7 million, third-party commissions of $8.6 million, amortization of deferred sales commission costs of $2.7 million, overhead costs to support our marketing efforts of $1.5 million, and advertising and marketing costs of $1.1 million. The increase in personnel costs was primarily due to headcount growth, higher share-based compensation expense of $2.7 million, and other related costs.
Sales and marketing expenses increased by $75.8 million, or 32%, for the nine months ended September 30, 2019, as compared to the respective prior year period, primarily due to increases in personnel costs of $33.6 million, third-party commissions of $20.7 million, amortization of deferred sales commission costs of $7.2 million, advertising and marketing costs of $5.2 million, overhead costs to support our marketing efforts of $4.5 million, travel costs of $2.4 million, and acquisition related expenses of $1.8 million. The increase in personnel costs was primarily due to headcount growth, higher share-based compensation expense of $7.9 million, and other related costs.
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

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$39,142	$28,952	$10,190	35%	$100,401	$73,984	$26,417	36%
Percentage of total revenues	17%	17%			15%	15%
General and administrative expenses increased by $10.2 million, or 35%, for the three months ended September 30, 2019, as compared to the respective prior year period, primarily due to increases in personnel costs of $8.3 million, business fees and taxes of $1.2 million, professional fees of $0.9 million, and acquisition-related costs of $0.4 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $2.9 million.
General and administrative expenses increased by $26.4 million, or 36%, for the nine months ended September 30, 2019, as compared to the respective prior year period, primarily due to increases in personnel costs of $22.1 million, business fees and taxes of $2.4 million, professional fees of $2.1 million, and acquisition related costs of $0.9 million. The increase in personnel cost was primarily driven by headcount growth and higher share-based compensation expense of $7.0 million.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.
Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense	$(5,160)	$(4,916)	$(244)	5%	$(15,280)	$(11,163)	$(4,117)	37%
Other income, net	2,926	2,533	393	16%	9,118	3,944	5,174	131%
Other income (expense), net	$(2,234)	$(2,383)	$149	(6)%	$(6,162)	$(7,219)	$1,057	(15)%
Other expense, net decreased by $0.1 million for the three months ended September 30, 2019, as compared to the respective prior year period, primarily due to an increase in interest income earned on our cash and cash equivalents.
Other expense, net decreased by $1.1 million for the nine months ended September 30, 2019, as compared to the respective prior year period, primarily due to an increase in interest income earned on our cash and cash equivalents and foreign exchange gains, offset in part by an increase in interest expense resulting from the amortization of debt discount and issuance costs of our 0% convertible senior notes due 2023 (“Notes”).

Liquidity and Capital Resources
As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $582.7 million and $566.3 million, respectively. We finance our operations primarily through sales to our customers and proceeds from issuance of stock under our stock plans. We issued debt in March 2018. As of September 30, 2019, the carrying value of our Notes totaled $381.7 million. We further paid $125 million in exchange for Avaya preferred stock upon the close of the transaction in the fourth quarter of 2019. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.
A majority of our customers are billed monthly. For these customers, we generally invoice only one annual period in advance and generally all invoicing occurs at the start of the respective subscription period. Revenue is deferred for such advanced billings. As of September 30, 2019 and December 31, 2018, deferred revenue was $105.2 million and $88.5 million, respectively.
Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash equivalents are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity offerings or through additional debt financing. We may also in the future make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available, or on favorable terms.
The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$71,008	$49,102
Net cash used in investing activities	(60,697)	(44,439)
Net cash provided by financing activities	6,403	391,981
Effect of exchange rate changes	(380)	(553)
Net increase in cash and cash equivalents	$16,334	$396,091

Net Cash Provided by Operating Activities
Cash provided by operating activities is influenced by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and the increase in the number of customers.
Net cash provided by operating activities was $71.0 million for the nine months ended September 30, 2019. This was driven by a net loss of $28.4 million adjusted for impacts of non-cash adjustments of $134.2 million and partially offset by reduction of net working capital of $34.9 million, mainly driven by the timing of cash payments to vendors and cash receipts from customers and carriers. Non-cash adjustments resulted primarily from $71.7 million of share-based compensation, $26.1 million of depreciation and amortization, $21.2 million of amortization of deferred sales commission costs, and $15.1 million of amortization of debt discount and issuance costs related to our Notes.
Net cash provided by operating activities for the nine months ended September 30, 2019 increased by $21.9 million, as compared to the respective prior year period, primarily due to increased sales and cash collections, partially offset by higher operating expenses driven by increased headcount.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of capital expenditures and internal-use software. It also reflects net cash used to acquire Connect First, Inc. (“Connect First”). As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $60.7 million for the nine months ended September 30, 2019. This was driven by $27.9 million net cash paid for our acquisition of Connect First and $32.8 million of capital expenditures including personnel-related costs associated with development of internal-use software.
Net cash used in investing activities for the nine months ended September 30, 2019 increased by $16.3 million as compared to the respective prior year period. The increase was primarily related to cash paid for acquisitions, capital expenditures, and capitalized internal-use software.
Net Cash Provided by Financing Activities
Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and issuance of the Notes.
Net cash provided by financing activities was $6.4 million for the nine months ended September 30, 2019, and resulted from proceeds from the issuance of shares in connection with our stock plans, net of taxes paid. Net cash provided by financing activities decreased by $385.6 million, as compared to the respective prior year period primarily due to our Notes issued in 2018.

Backlog

We have generally signed new customers to contracts that vary in length, from month-to-month to multi-year terms, for our subscriptions. The timing of invoicing to our customers is a negotiated term and thus varies among our subscription contracts. Payment terms are generally billed either monthly or on an annual basis. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice, which constitute backlog. Until such time as these amounts are invoiced, we do not recognize them as revenues, unearned revenues, or elsewhere in our condensed consolidated financial statements. Given the variability in our contract length, we believe that backlog is not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.
Deferred Revenue
Deferred revenue primarily consists of the unearned portion of invoiced fees for our software subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. As we continue to move up market, the number of customers who opt for multi-year contracts is increasing, along with their related contract values. For customers with multi-year contracts, however, we generally invoice only one annual subscription period in advance. Therefore, our deferred revenue balance does not capture the full contract value of such multi-year contracts. Accordingly, we believe that deferred revenue is not a reliable indicator of future revenues, and we do not utilize deferred revenue as a key management metric internally.
Contractual Obligations and Commitments
Except as set forth below, and in Notes 8 ,9, and 15 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Off-balance Sheet Arrangements
During the nine months ended September 30, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. However, this impact has not been significant during the three and nine months ended September 30, 2019. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and nine months ended September 30, 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to grow, our risks associated with fluctuation in currency rates could become greater, and we will continue to reassess our approach to managing these risks.
Interest Rate Sensitivity
As of September 30, 2019, we had cash and cash equivalents of $582.7 million. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three and nine months ended September 30, 2019, a hypothetical 10% increase or decrease in overall interest rates would not have had a material on impact our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents.
As of September 30, 2019, we had $381.7 million outstanding of 0% convertible senior notes due 2023. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There are no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. See Special Note Regarding Forward-Looking Statements of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of these known or unknown risks or uncertainties actually occurs and have a material adverse effect on us, our business, financial condition and results of operations could be seriously harmed.
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

•
our ability to successfully and timely execute on, integrate, and realize the benefits of any acquisition, investment, strategic partnership, or other strategic transaction or partnership we may make or undertake;

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
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions. Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others, as well as companies such as Microsoft Corporation (Microsoft Teams (Skype for Business)) and BroadSoft, Inc. (acquired by Cisco Systems, Inc.) and their resellers that license their software. Mitel Networks became a privately held company in November 2018, enabling it to have additional flexibility to focus on transitioning their business to cloud solutions. They could accelerate their development and sales for such solutions and become more competitive. We recently entered into agreements for a strategic partnership with Avaya Holdings Corp. ("Avaya") and its subsidiaries, including Avaya Inc., to sell certain of our solutions. We expect to introduce these solutions by the end of the first quarter of 2020; however, there can be no guarantee that Avaya Inc. or any of its channel partners will be successful in marketing or selling our solutions or that it will not cease marketing or selling our solutions in the future. In addition, Avaya and certain of our carriers are also our competitors. AT&T, BT and TELUS, for example, each sell our solutions, and we anticipate that Avaya Inc. and its channel partners will market and sell our solutions, but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. For example, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, we entered into a revised agreement with AT&T, under which AT&T has resumed reselling our solutions, and we expect sales of our solutions by AT&T to increase as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We also face competition from other cloud companies such as 8x8, Inc., Amazon.com, Inc. (with its Connect and Chime products), Dialpad, Inc., Fuze, Inc., StarBlue, Inc., Intermedia.net, Inc., J2 Global, Inc., Jive Communications, Inc., Microsoft Corporation (Microsoft Teams (Skype for Business)), Nextiva, Inc., Twilio, Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc., which announced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio, Inc., Nexmo (acquired by Vonage Holdings Corp.) and Slack Technologies, Inc., on which customers can build diverse solutions by integrating cloud communications into business applications. These vendors leverage free, and usage and user based paid services that over time could result in disincentives for customers to switch to RingCentral. In order to compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal and value. Efforts to compete with these application marketplaces may increase our cost of revenue and lower our operating margins. In addition, in 2016 we began selling a contact center solution. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., NewVoiceMedia (acquired by Vonage Holdings Corp.), salesforce.com, inc., and Twilio, Inc. We also face competition from digital engagement vendors such as Brand Embassy Ltd, eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc., among others named above that may offer similar features.
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
We currently use the infrastructure of third-party network service providers, including CenturyLink, Inc., Bandwidth.com, Inc., Inteliquent, Inc. and Verizon Communications, Inc. in North America, Iristel Inc. and Comwave Networks Inc. in Canada, Colt Technology Services and British Telecommunications plc in Europe, and several others throughout the world, to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol (“IP”) networks and public switched telephone networks, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services in Canada, the U.K., Asia, Europe, Latin America, and the Middle East, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future. We also obtain certain connectivity and network services from our wholly owned subsidiary, RCLEC, Inc. (“RCLEC”) in certain geographic markets; however, RCLEC also uses the infrastructure of third-party network service providers to deliver its services. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.
In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, we rely on Zoom Video Communications for our HD video and web conferencing and screen sharing features, Bandwidth.com for our texting capabilities, and NICE inContact, Inc. for our contact center capabilities. We do not or may not in the future, have long-term contracts with certain of these third-party providers, including Zoom Video Communications and Bandwidth.com. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.
Finally, if problems occur with any of these third-party network or service providers, it may cause errors or poor call quality in our subscriptions, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor call quality in our subscriptions, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our subscriptions, termination of our relationships and agreements with our resellers or carriers, or liability for failure to meet service level agreements, and may seriously harm our business and results of operations.
Interruptions or delays in service from our third-party data center hosting facilities and co-location facilities could impair the delivery of our subscriptions, require us to issue credits or pay penalties and harm our business.
We currently serve our North American customers from three data center hosting facilities located in northern California, northern Virginia, and Chicago, Illinois, where we lease space from Equinix, Inc. We serve our customers in the U.K. and other European countries from two third-party data center hosting facilities in Amsterdam, the Netherlands, and Zurich, Switzerland and we serve the customers of RingCentral France's (formerly Dimelo SA) digital customer engagement platform from a third-party data center hosting facility in Paris, France. We also use third-party co-location facilities in Canada, the U.K., Australia, Switzerland, Singapore, Brazil, and Japan to serve our customers in these regions. Our collaboration solution, RingCentral Glip, is hosted by Amazon Web Services, Inc. (“AWS”), our contact center solution is hosted by NICE inContact, Inc.’s third party data center facilities and AWS, and certain features of our services such as analytics are hosted by Google Cloud Platform. In addition, RCLEC uses third-party co-location facilities to provide us with network services at several locations. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.
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
Unlike traditional communications services, our subscriptions depend on our customers’ high-speed broadband access to the Internet, usually provided through a cable or digital subscriber line connection. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our subscriptions and applications due to capacity constraints and other Internet infrastructure limitations. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, if Internet service providers and other third parties providing Internet services have outages or deteriorations in their quality of service, our customers will not have access to our subscriptions or may experience a decrease in the quality of our subscriptions. Furthermore, as the rate of adoption of new technologies increases, the networks on which our subscriptions and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. Frequent or persistent interruptions could cause current or potential users to believe that our systems or subscriptions are unreliable, leading them to switch to our competitors or to avoid our subscriptions, and could permanently harm our reputation and brands.
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
On January 4, 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. The order does require broadband providers to disclose publicly accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband Internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services and entrepreneurs and other small businesses to develop, market, and maintain Internet offerings. The rules require that such disclosure be made via a publicly available, easily accessible website or through transmittal to the FCC. The order also shifts regulatory oversight of broadband providers to the Federal Trade Commission, under its authority to prevent unfair or deceptive acts or practices. The new rules went into effect on June 11, 2018. The FCC decision was appealed and on October, 1, 2019, a three judge panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a decision that largely affirmed the FCC's order, including the reclassification of broadband Internet access as an information service. The court, however, vacated the FCC's decision that would have prospectively barred states from imposing any rule or requirement that was inconsistent with the FCC's order. The appellate court's decision is subject to rehearing by the full court or parties may seek to appeal the decision to the United States Supreme Court. In addition, Congress may take action to curtail or modify the FCC’s new broadband rules. On September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the new FCC rules, broadband Internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.
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
Sales to medium-sized and larger businesses continue to grow in both absolute dollars and as a percentage of our total sales. As we continue to target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions generally requires the approval of more technical personnel and management levels within a potential customer’s organization, and therefore, these types of sales require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services, and customization, and may require highly skilled sales and support personnel. Our investment in marketing our subscriptions to these potential customers may not be successful, which could significantly and adversely affect our results of operations and our overall ability to grow our customer base. We also have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. Furthermore, many medium-sized and larger businesses that we target for sales may already purchase business communications solutions from our larger competitors. As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales support to individual customers, and invest in hiring and retaining highly skilled personnel, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our limited sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met. Furthermore, as we have limited experience selling to larger businesses, our investment in marketing our subscriptions to these potential customers may not be successful, which could materially and adversely affect our results of operations and our overall ability to grow our customer base.
We rely significantly on our indirect sales channels to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, and TELUS also sell our solutions, and we have entered into agreements wherein Avaya Inc. will market and sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, we entered into a revised agreement with AT&T, under which AT&T has resumed reselling our solutions, and we expect sales of our solutions by AT&T to increase as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We also recently entered into certain agreements for a strategic partnership with Avaya and its subsidiaries, including Avaya Inc., to sell certain of our solutions. We expect to introduce these solutions by the end of the first quarter of 2020; however, there can be no guarantee that Avaya Inc. or any of its channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. If AT&T ceases reselling our solutions, or Avaya Inc. and its channel partners are not successful in marketing and selling our solutions or ceases to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and carriers, fail to develop relationships with new resellers and carriers in new markets or expand the number of resellers and carriers in our network in existing markets, or fail to manage, train, or provide appropriate incentives to our existing resellers and carriers, or if our resellers and carriers are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. If we are unable to maintain our relationships with AT&T, Avaya, BT, or TELUS, or if these carriers reduce resources committed to reselling the service, our results of operations may suffer.
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from unauthorized entry, computer malware or other events beyond our control. We have, from time to time, been subject to communications fraud and cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security controls and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach or data loss. Also, our subscriptions are web-based. The amount of data we store for our users on our servers has been increasing as our business has grown. We now host services, which includes hosting customer data, both in co-located data centers and in multiple public cloud services, and some of our products allow users to store files, tasks, calendar events, and messages indefinitely on our service. We also maintain sensitive data related to our technology and business, and that of our employees, strategic partners, and customers, including intellectual property, proprietary business information and personally identifiable information (also called personal data) on our own systems and also in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer segments and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states and other malicious actors. In addition, we use third-party vendors which, in some cases, have access to our data and our customers’ data. We employ layered security measures and have a means of working with third parties who report vulnerabilities to us. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors’ computing devices, infrastructure, or networks, may be vulnerable to hackers, computer viruses, worms, other malicious software programs, or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network, or business practices or our or our vendors’ customers, employees, business partners, consultants, or other Internet users who attempt to invade our or our vendors’ corporate and personal computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security weakness or vulnerability in our or our vendors’ infrastructure, networks, or business practices that is successfully targeted, we could face increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our customers, fines, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in strengthening our security controls or in remediating security vulnerabilities we could incur increased costs and capital expenditures.
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
Additionally, third parties have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants, or customers into disclosing sensitive information, such as user names, provisioning data, customer proprietary network information (“CPNI”) or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a customer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, our customers, the customer information we hold, or our information technology systems. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems change and evolve frequently and may not be recognized until launched against a target, may be new and previously unknown or little-known, or may not be detected or understood until well after such actions are conducted. We may be unable to anticipate these techniques or to implement adequate preventative measures, and any security breach or other incident may take longer than expected to remediate and otherwise address. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information could result in significant liability to us, loss of our intellectual property, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators, or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

It is critical to our business that our information and our employees’, strategic partners’, and customers’ sensitive information remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations, contractual liability relating to contractual security obligations, and other possible liabilities. Additionally, a cyber-attack or other information security incident, whether actual or perceived, could result in negative publicity, which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs, including remediation costs, disruption of operations, or increased cybersecurity protection costs, that may have a material adverse effect on our business. In addition, a cybersecurity breach of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information and data (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above. A cybersecurity breach of our partners’ or vendors’ systems can result in similar actual or perceived impacts.
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
We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia, Odessa, Ukraine, and Manila, the Philippines. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control, or effective management with respect to these business operations. In addition, the political and military events in Ukraine over the last few years, including political demonstrations, the annexation of the Crimea region of Ukraine by Russia, the hostile relations between Russia and Ukraine, and disruptions caused by pro-Russian separatists in Ukraine, could have an adverse impact on our third-party software development and quality assurance operations in Odessa, Ukraine. Further, the poor relations between the U.S. and Russia and sanctions by the U.S. and the EU against Russia could adversely impact our third-party software development and quality assurance operations in St. Petersburg, Russia.
Our agreements with these third-party contractors are either not terminable by them (other than at the end of the term or upon an uncured breach by us) or require at least 60 days’ prior written notice of termination. If we experience problems with our third-party contractors, the costs charged by our third-party contractors increase, or our agreements with our third-party contractors are terminated, we may not be able to develop new solutions, enhance or operate existing solutions, or provide customer support in an alternate manner that is equally or more efficient and cost-effective.
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
There has been substantial litigation in the areas in which we operate regarding intellectual property rights. For instance, we have recently and in the past been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify our customers, resellers, and carriers for expenses and liability resulting from claimed intellectual property infringement by our products. From time to time, we have received requests for indemnification in connection with allegations of intellectual property infringement and we may choose, or be required, to assume the defense and/or reimburse our customers and/or resellers and carriers for their expenses, settlement and/or liability. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we, or our customers and/or resellers, and carriers, infringe their intellectual property rights.
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
We rely, in part, on patent, trademark, copyright, and trade secret law to protect our intellectual property in the U.S. and abroad. We seek to protect our technology, software, documentation and other information under trade secret and copyright law, which afford only limited protection. For example, we typically enter into confidentiality agreements with our employees, consultants, third-party contractors, customers, and vendors in an effort to control access to, use of, and distribution of our technology, software, documentation, and other information. These agreements may not effectively prevent unauthorized use or disclosure of confidential information and may not provide an adequate remedy in the event of such unauthorized use or disclosure, and it may be possible for a third party to legally reverse engineer, copy, or otherwise obtain and use our technology without authorization. In addition, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers, or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret.
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 197 issued U.S. utility patents, which expire between 2024 and 2038. We also have 43 patent applications pending examination in the U.S. and 17 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
Our future success depends on our ability to significantly increase revenues generated from our cloud-based business communications solutions. The market for cloud-based business communications is evolving rapidly and is characterized by rapid development of and changes in the technology and solutions offered. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, these solutions is uncertain. If the market for cloud-based business communications fails to develop, develops more slowly than we anticipate, or develops in a manner different than we expect, our products could fail to achieve market acceptance, which, in turn, could materially and adversely affect our business.
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

Interruptions in our services caused by undetected errors, failures, or bugs in our subscriptions could harm our reputation, result in significant costs to us, and impair our ability to sell our subscriptions.
Due to the fact our subscriptions are complex and we have incorporated a variety of new computer hardware, as well as software that is developed in-house or licensed or acquired from third-party vendors, our subscriptions may have errors or defects that customers identify after they begin using them that could result in unanticipated interruptions of service. Internet-based services frequently contain undetected errors and bugs when first introduced or when new versions or enhancements are released. While the substantial majority of our customers are small and medium-sized businesses, the use of our subscriptions in complicated, large-scale network environments may increase our exposure to undetected errors, failures, or bugs in our subscriptions. Although we test our subscriptions to detect and correct errors and defects before their general release, we have, from time to time, experienced significant interruptions in our subscriptions as a result of such errors or defects and may experience future interruptions of service if we fail to detect and correct these errors and defects. The costs incurred in correcting such defects or errors may be substantial and could harm our results of operations. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our subscriptions.
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
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If customers pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant and/or service provider standards, including data protection standards, required to utilize their services from time to time. We are compliant with the Payment Card Industry Data Security Standard (“PCI DSS”) in the United States, Canada, and the U.K. If we fail to maintain compliance with current merchant standards, such as PCI DSS, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If we fail to maintain compliance with current service provider standards, such as PCI DSS, or fail to meet new standards, customers may choose not to use our services for certain types of communication they have with their customers. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant or service provider standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and personal identification numbers to protect their accounts and may configure to which destinations international calling is enabled from their extensions, third parties have in the past and may in the future be able to access and use their accounts through fraudulent means. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to induce employees, sub-contractors, or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and costs that we must pay to carriers. We may be required to pay for these costs with no reimbursement from the customer, and our reputation may be harmed if our subscriptions are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition, and ability to grow our business.
Potential problems with our information systems could interfere with our business and operations.
We rely on our information systems and those of third parties for processing customer orders, distribution of our subscriptions, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation, and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war, telecommunication failures, employee or other theft, and third-party provider failures. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers for our subscriptions or related taxes and administrative fees. Any such errors in our customer billing could harm our reputation and cause us to violate truth in billing laws and regulations. Any errors or disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business.
We are currently implementing an enhanced internally-developed billing system to replace and upgrade our current billing system, which among other improvements, enables automation of certain manual billing processes. Our current internally developed billing system requires us to process an increasing number of invoices manually, which could result in billing errors. We may also implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities, and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.
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
To date, we have not generated significant revenues from outside of the U.S., Canada, and the U.K. However, we already have significant operations outside these countries, including software development and information technology operations in Russia and China, software development and quality assurance operations in Ukraine, and sales and marketing operations in the Philippines. In addition, RingCentral France (formerly Dimelo SA), our recently acquired digital customer engagement platform provider, is based in France. We have also recently begun selling our solutions to customers in other countries in the EU and in Australia, and we expect to grow our international presence in the future, including through the expansion of our Global Office solution and sales of our solutions to customers internationally. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

•
tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently implemented and additional tariffs that have been imposed and proposed by the U.S. government on various imports from China, Canada, Mexico and the EU, and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours or the phones that we sell, the scope and duration of which, if implemented, remain uncertain;

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

•
fluctuations in currency exchange rates, particularly in light of the referendum in favor of the U.K. leaving the EU (commonly referred to as “Brexit”) and other recent political developments, which could increase the price of our subscriptions outside of the U.S. when denominated in U.S. Dollars, increase the expenses of our international operations, including expenses related to foreign contractors, and expose us to foreign currency exchange rate risk;

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
Exposure to U.K. political developments, including the outcome of the Brexit vote, could have a material adverse effect on us.
On June 23, 2016, a referendum was held on the U.K.’s membership in the EU, the outcome of which was a vote in favor of leaving the EU. The Brexit vote created an uncertain political, economic, and regulatory environment in the U.K. and potentially across other EU member states, which may last for a number of months or years.
The date of the U.K.’s exit from the EU has been extended to January 31, 2020, with the possibility of an earlier exit if a transition agreement is ratified prior to that date. The nature and terms of the exit remain uncertain, as the U.K. parliament has been unable to reach a consensus on the type of Brexit deal it is prepared to approve. It is uncertain whether the date of the exit will be extended again and although there is little appetite in parliament to do so, there remains a risk that the U.K. could exit from the EU without a deal. Nevertheless, whether the U.K. leaves with or without a deal, such exit (compounded with the prolonged period of uncertainty) could adversely affect our operating results, financial condition and prospects. In light of the current parliamentary deadlock and protracted negotiations with the EU, the possibility of the U.K. either leaving the EU with no trade deal or not leaving the EU at all, is looking more likely than had been previously predicted. We will continue to monitor the Brexit status closely.
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
The 2016 presidential election and the 2018 congressional and state elections in the United States have resulted in significant uncertainty with respect to, and have and could further result in changes in, legislation, regulation, and government policy at the federal, state and local levels, and the results of the 2020 presidential and congressional elections may result in significant uncertainty and changes. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to existing telecommunications laws and regulations, trade agreements, immigration policy, import and export regulations, tariffs and customs duties, income tax regulations and the federal tax code, public company reporting requirements, and antitrust enforcement. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.
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
Through RCLEC, we also provide competitive local exchange carrier (“CLEC”) services which are regulated by the FCC as traditional telecommunications services. Our CLEC services depend on certain provisions of the Telecommunications Act of 1996 that require incumbent local exchange carriers (“ILECs”) to provide us facilities and services that are necessary to provide our services. Over the past several years, the FCC has reduced or eliminated a number of regulations governing ILECs’ wholesale offerings. If ILECs were no longer required by law to provide such services to us, or ceased to provide these services at reasonable rates, terms and conditions, our business could be adversely affected and our cost of providing CLEC services could increase. This could have a materially adverse impact on our results of operations and cash flows.
In addition, the federal Telephone Consumer Protection Act (“TCPA”) and FCC rules implementing the TCPA, as amended by the Junk Fax Prevention Act of 2005, prohibit sending unsolicited facsimile advertisements, subject to certain exceptions. The FCC may take enforcement action against persons or entities that send “junk faxes,” and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements apply to those who “send” the advertisements, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes and have failed to take steps to prevent such transmissions also face liability under the FCC’s rules. We take significant steps designed to prevent our systems from being used to send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. If any of these were to occur, we could be required to incur significant costs and management’s attention could be diverted. Further, if we were to be held liable for the use of our service to send unsolicited faxes or to settle any action or proceeding, any judgment, settlement, or penalties could cause a material adverse effect on our operations.
Our subscriptions are also subject to a number of other FCC regulations. Among others, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act, which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•	requirements to provide E-911 to our customers;

•	contributions to the USF which requires that we pay a percentage of our interstate and international revenues to support certain federal programs;

•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our subscriptions by people with disabilities and contributions to the Telecommunications Relay Services fund;

•	rules regarding certain customer proprietary information, which require that we not use such information without customer approval, subject to certain exceptions;

•	rules requiring the reporting of certain services outages; and

•	rules regarding call completion to rural areas of the United States.
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
Our CLEC subsidiary’s services are subject to regulation by the public utility regulatory agency in those states where we provide local telecommunications services. This regulation includes the requirement to obtain a certificate of public convenience and necessity or other similar licenses prior to offering our CLEC services. We may also be required to file tariffs that describe our CLEC services and provide rates for those services. We are also required to comply with state regulations that vary from state to state concerning service quality, disconnection and billing requirements. State commissions also have authority to review and approve interconnection agreements between incumbent phone carriers and CLECs such as our subsidiary, and to conduct arbitration of disputes arising in the negotiation of such agreements.
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
We are a provider of Internet voice telecommunications subscriptions in Canada. As a provider of Internet voice communications subscriptions, we, directly and through our Canadian subsidiary, are subject to regulation in Canada by the Canadian Radio-television and Telecommunications Commission (“CRTC”). We are registered with the CRTC as a reseller of telecommunications services and have been issued a basic international telecommunications services (“BITS”) license by the CRTC. As an Internet voice communications provider, we are subject to obligations imposed by the CRTC, including: providing access to emergency calling services, operator assistance, directory information services, number portability, minimum customer information, implementing procedures for the authentication and verification of caller ID for all calls received in Canada, offering call traceability to customers for all calls, charging customers certain regulatory charges and paying contribution charges. The CRTC has mandated that providers of voice telecommunications service in Canada, like our service, provide universal network call blocking, where the call identification does not conform to established numbering plans, by December 2019 unless prior to this date alternate call filtering services are offered in the alternative. As a holder of a BITS license, we also must comply with various annual reporting requirements. We are also subject to Canadian federal privacy and anti-spam laws and provincial consumer protection legislation.
As a provider of electronic communications services in the U.K., we, through our subsidiary, are subject to regulation in the U.K. by the Office of Communications (“Ofcom”). Some of these regulatory obligations include providing access to emergency call services without charge, providing access to operator assistance, directories and directory enquiry services, responding to warrants and orders for interception and other forms of surveillance, providing access to standard caller line identification facilities without charge, offering contracts with minimum terms, providing and publishing certain information transparently, providing itemized billing, protecting customer information (including personal data), porting phone numbers upon a valid customer request, and implementing a code of practice. We are required to comply with laws and matters relating to, among other things, competition law, distance selling, telecommunications, e-commerce, and consumer protection. We must also comply with various reporting and recordkeeping requirements. The requirement to comply with such laws and any future legal or regulatory changes could adversely affect our business and expose us to liability.
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
In the course of providing our services, we collect, store, and process many types of data, including personal data. Moreover, our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store personal information.
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

At present, we use the EU-U.S. and Swiss-U.S. Privacy Shield framework and EU Standard Contractual Clauses (“Model Clauses”) to protect data exports between the European Economic Area (the “EEA”) and U.S. The EU-U.S. Privacy Shield and the Model Clauses are subject to ongoing legal challenges. Any or all of these court proceedings may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient. Additionally, it is possible that the EU-U.S. Privacy Shield or the Model Clauses may need to be updated by the European Commission, the Swiss Administration, and the U.S. Department of Commerce to take into account the GDPR. Should any of these prove to be the case, we will need to take any necessary and additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EEA to the U.S. and other non-EEA countries. If we are unable to take such measures, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.
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
Similarly, in Australia, the sending of commercial electronic messages without prior consent is prohibited under Australia’s Spam Act 2003, as amended, as are various activities around the development, sale and use of software-harvested contact lists. Violations of this legislation are subject to penalties of up to AUD 2.1 million for repeat infringers, and the regulator, the Australian Communications and Media Authority, is active in monitoring market behavior and prosecuting infringements. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts, and industry standards may affect our ability to provide all the current features of our products and subscriptions and our customers’ ability to use our products and subscriptions, and could require us to modify the features and functionality of our products and subscriptions.
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
Similarly, Australia’s Privacy Act 1988 was amended in February 2018 to introduce mandatory data breach notification requirements providing that where personal information is lost or is subject to unauthorized access or disclosure, and that would be likely to lead to serious harm, then affected individuals and the Information Commissioner must be notified within 30 days. A failure to notify can result in an enforceable undertaking and penalties of up to AUD 2.1 million.

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
Additionally, California recently enacted the California Consumer Privacy Act (“CCPA”), which is sweeping legislation with some similarities to the GDPR. It is scheduled to come into effect on January 1, 2020. The CCPA was amended on September 23, 2018, but without substantial modification of its fundamental obligations. If the CCPA is not further amended before the implementation date, to modify or remove the relevant requirements, we will be required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General would be able to seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA after its effective date. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches.
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
We provide E-911/999/112 service in compliance with the Ofcom, the CRTC and the FCC’s rules, as applicable, to substantially all of our customers’ interconnected VoIP lines. In some circumstances, 911/999/112 calls may be routed to a national emergency call center that routes the call to the appropriate PSAP. In addition, certain of our Internet voice communications services that work with mobile devices and are accessed through Wi-Fi networks may not be able to complete 911/999/112 calls. In August 2019, the FCC adopted an order that will require providers of non-fixed interconnected VoIP service (service that is capable of being used from more than one location) to automatically provide dispatchable location with each 911 call, when technically feasible. Dispatchable location includes a validated street address and other information, such as suite or apartment number, that can be used to adequately identify the location of the caller. The requirement will take effect two years from the effective date of the rules adopted in the order; the effective date has not yet been established. The implementation of this requirement may increase our costs and make our service more expensive, which could adversely affect our results of operations.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations, such as Charlotte, North Carolina, Fort Lauderdale, Florida, London, England, Paris, France, Xiamen, China, and Sydney, Australia, where we maintain offices. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Many of our key personnel are, or will soon be, vested in a substantial amount of shares of common stock, stock options, or restricted stock units. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our Class A common stock, par value $0.0001 (“Class A Common Stock”). If we are unable to retain our employees, our business, results of operations, and financial condition will be harmed.
We may expand through acquisitions of, investments in, or strategic partnerships or other strategic transactions with other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our recent acquisitions of Dimelo SA and Connect First, our acquisition of Glip, Inc. in 2015, and our anticipated investment in and strategic partnership with Avaya.  We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
Acquisitions, investments, strategic partnerships, and other strategic transactions involve significant risks and uncertainties, including:

•	the potential failure to achieve the expected benefits of the acquisition, investment, strategic partnership, or other strategic transaction;

•	unanticipated costs and liabilities;

•	difficulties in integrating new products and subscriptions, software, businesses, operations, and technology infrastructure in an efficient and effective manner;

•	difficulties in maintaining customer relations;

•	the potential loss of key employees of any acquired businesses;

•	the diversion of the attention of our senior management from the operation of our daily business;

•	the potential adverse effect on our cash position to the extent that we use cash for the transaction consideration;

•
the potential significant increase of our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition, investment, strategic partnership, or other strategic transaction;

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
Any acquisition, investment, strategic partnership, or other strategic transaction could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition, investment, strategic partnership, or other strategic transaction. In addition, our inability to successfully operate and integrate newly acquired businesses or newly formed strategic partnerships appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins, and expenses.
For example, in connection with our strategic partnership with Avaya, we purchased $125.0 million of Avaya Series A Preferred Stock and will be making an advance of $375.0 million, predominantly for future commissions, as well as for certain licensing rights (which will be paid primarily in our Class A Common Stock). These are significant investments on which we may not realize the anticipated benefits for various reasons, including a lack of success in the marketing and sale of Avaya Cloud Office by RingCentral (“ACO”), potential or actual financial distress, insolvency, or bankruptcy of Avaya or any of its subsidiaries, including Avaya Inc., or other facts or circumstances that may limit our ability to recover, or realize benefits from, these investments.
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
We are subject to tax legislation in several countries; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations, and financial condition. As such, we are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, including the U.S. federal tax legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act of 2017, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.
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
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.
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
Our vendor-supplied phones have lead times of up to 10 to 13 weeks for delivery to our fulfillment agents and are built to forecasts that are necessarily imprecise. It is likely that, from time to time, we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our subscriptions could result in loss of customers or harm to our ability to attract new customers. Any reduction or interruption in the ability of our vendors to supply our customers with vendor-supplied phones could cause us to lose revenue, damage our customer relationships and harm our reputation in the marketplace. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.
We currently depend on three phone device suppliers and two fulfillment agents to configure and deliver the phones that we sell and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.
We rely on Cisco Systems, Inc., Poly, Inc., and Yealink Network Technology Co., Ltd. to provide phones that we offer for sale to our customers that use our subscriptions, and we rely on Westcon and ABP Tech to configure and deliver the phones that we sell to our customers. Accordingly, we could be adversely affected if our suppliers or Westcon and ABP Tech fail to maintain competitive phones or configuration services, or fail to continue to make them available on attractive terms, or at all.
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
Phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones used by our customers are manufactured by only three third-party providers: Cisco Systems, Inc., Poly, Inc., and Yealink Network Technology Co, Ltd. If any of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be cancelled, which would harm our business, financial condition, and results of operations.

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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Stockholders who hold shares of Class B Common Stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 60% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes or at their maturity may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversions of Notes or at their maturity as required by the indenture governing the Notes would constitute a default under such indenture. Moreover, the occurrence of a fundamental change under the indenture governing the Notes could constitute an event of default under any such agreement. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness.
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

RingCentral, Inc.

Date: November 12, 2019	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2019	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)