Form 10-K
period 2019-12-31
RingCentral, Inc.
filed 2020-02-26
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                     to
Commission File Number: 001-36089
______________________________________________________________________
RingCentral, Inc.
(Exact name of Registrant as specified in its charter)
______________________________________________________________________

Delaware	94-3322844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 Davis Drive
Belmont, California 94002
(Address of principal executive offices)
(650) 472-4100
(Registrant’s telephone number, including area code)
______________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	RNG	New York Stock Exchange
par value $0.0001
Securities registered pursuant to section 12(g) of the Act:
None
______________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 28, 2019, based on the closing price of $114.92 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $8.4 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2020, there were 76,065,062 shares of Class A common stock and 11,039,473 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2020. Such Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

PART I.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	our progress against short-term and long-term goals;

•	our future financial performance;

•	our anticipated growth, growth strategies and our ability to effectively manage that growth and effect these strategies;

•	our success in the enterprise market;

•	anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;

•	our ability to scale to our desired goals, particularly the implementation of new processes and systems and the addition to our workforce;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to anticipate and adapt to future changes in our industry;

•	our ability to predict subscriptions revenues, formulate accurate financial projections, and make strategic business decisions based on our analysis of market trends;

•	our ability to anticipate market needs and develop new and enhanced solutions and subscriptions to meet those needs, and our ability to successfully monetize them;

•	maintaining and expanding our customer base;

•	maintaining, expanding and responding to changes in our relationships with other companies;

•	maintaining and expanding our distribution channels, including our network of sales agents and resellers;

•	our success with our carrier partners;

•	our ability to sell, market, and support our solutions and services;

•	our ability to expand our business to larger customers as well as expanding domestically and internationally;

•	our ability to realize increased purchasing leverage and economies of scale as we expand;

•	the impact of seasonality on our business;

•	the impact of any failure of our solutions or solution innovations;

•	our reliance on our third-party product and service providers;

•	the potential effect on our business of litigation to which we may become a party;

•	our liquidity and working capital requirements;

•	the impact of changes in the regulatory environment;

•	our ability to protect our intellectual property and rely on open source licenses;

•	our expectations regarding the growth and reliability of the internet infrastructure;

•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses, or technologies;

•	our ability to successfully and timely execute on, integrate, and realize the benefits of any acquisition, investment, strategic partnership, or other strategic transaction we may make or undertake;

•	our capital expenditure projections;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the political environment and stability in the regions in which we or our subcontractors operate;

•	the impact of economic downturns on us and our customers;

•	our ability to defend our systems and our customer information from fraud and cyber-attack;

•	our ability to prevent the use of fraudulent payment methods for our solutions;

•	our ability to retain key employees and to attract qualified personnel; and

•	the impact of foreign currencies on our non-U.S. business as we expand our business internationally.
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
Traditionally, business communications have been comprised of a series of inflexible, expensive, and disparate systems: on-premise hardware based private branch exchanges ("PBX systems") which primarily support only voice on desktop phones. The rapid growth of mobile communications has changed the way businesses interact. Employees connect from anywhere with any device, using multiple modes of communications including voice, video, text, messaging, and social media. These forms of flexible communications enable employees to be productive in ways traditional on-premise systems do not support. In addition, our cloud-based SaaS solutions are location and device independent and better suited to address the needs of modern mobile and global enterprise workforces that are hard, if not impossible, for legacy on-premise systems to match.
We believe RingCentral benefits from both the shift to mobile and distributed workforces and the migration of hardware on-premise based communication systems to cloud-based software solutions. RingCentral’s software cloud communications and collaboration platform is designed from the ground-up, specifically for today’s mobile and distributed workforce. RingCentral is a leading provider of global enterprise cloud communications, collaboration, and customer engagement solutions. We provide unified voice, video, on-line meetings, team messaging, digital customer engagement, and contact center solutions. In addition, our differentiated open platform Application Programming Interfaces (“APIs”) enable seamless integration with third-party and custom software applications. These integrations improve business workflows resulting in higher employee productivity and better customer service. Our global delivery capabilities support the needs of multi-national enterprises in multiple countries.
We generate revenues primarily from the sale of subscriptions for our cloud-based services. We focus on acquiring and retaining our customers, adding value to their experience, and increasing their use of our solutions. As their needs change, customers add users to services, upgrade to premium subscription editions which provide additional features and functionality and expand use of other solutions.

We continue to invest in our direct sales force while also developing indirect sales channels to market our brand and sell our solutions. Our indirect sales channels consist of regional and global networks of resellers, carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”) and BT Group plc (“BT”). We have also entered into strategic partnerships, including with Avaya Holdings Corp. ("Avaya") and Atos SE ("Atos").
In October 2019 we entered into certain agreements for a strategic partnership with Avaya, to introduce a new solution, Avaya Cloud Office by RingCentral ("ACO"), which will be marketed and sold by Avaya and its subsidiaries. In December 2019 we entered into an agreement with Atos, which includes entering into a system integrator relationship and the introduction of a co-branded Unified Communications as a Service ("UCaaS") solution.
We were incorporated in California in 1990 and reincorporated in Delaware on September 26, 2013. Our principal executive offices are located in Belmont, California. Our principal address is 20 Davis Drive, Belmont, California 94002, and our primary website address is www.ringcentral.com. Information contained on, or that can be accessed through, our website, does not constitute part of this Annual Report on Form 10-K and inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.
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
We believe that our solutions go beyond the core functionality of existing on-premise communications solutions by providing additional key benefits that address the changing requirements of business to allow business communications using voice, HD video web conferencing, SMS, team messaging, collaboration, fax, and social media. The key benefits of our solutions include:

•
Location Independence.    Our cloud-based solutions are designed to be location independent. We seamlessly connect distributed and mobile users, enabling employees to communicate with a single identity whether working from a central location, a branch office, on the road, or at home.

•
Global.    Our RingCentral Global Office capabilities support multinational enterprise workforces. RingCentral Global Office connects multinational workforces globally, while reducing the complexity and high costs of maintaining multiple legacy PBX systems with a single global cloud solution.

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

•
Seamless and Intuitive Integration with Other Applications.    Applications are proliferating within businesses of all sizes. Integration of these business applications with legacy on-premise systems is typically complex and expensive, which limits the ability of businesses to leverage cloud-based applications. Our platform provides seamless and intuitive integration with multiple popular cloud-based business applications such as Microsoft productivity tools, Google G-Suite, Salesforce CRM, Oracle, Okta, Zendesk, Box, and Workday, as well as customer lines-of business applications.

We have a portfolio of cloud-based offerings that are subscription-based and made available at different monthly rates, varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions of our offerings, which include the following:
RingCentral Office.    RingCentral Office, our flagship solution, provides a unified experience for communication and collaboration across multiple modes, including HD voice, video, SMS, messaging and collaboration, conferencing, online meetings, and fax. Offered globally, customers can extend RingCentral Office to support their multinational workforce in many countries around the world. This subscription is designed primarily for businesses that require a communications solution, regardless of location, type of device, expertise, size, or budget. Businesses are able to seamlessly connect users working in multiple office locations on smartphones, tablets, PCs and desk phones. We sell RingCentral Office in four editions: Essentials, Standard, Premium, and Ultimate. The features, capabilities and price per user increase from Essentials to Ultimate. The solution capabilities include high definition voice, call management, mobile applications, business SMS and MMS, fax, team messaging and collaboration, audio/video/web conferencing capabilities, out-of-the-box integrations with other cloud-based business applications, and business analytics and reporting. Our platform also enables customers to create, develop, and deploy custom integrations using our APIs. RingCentral Office customers also have available to them RingCentral Global Office.
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

•
Easy Set-Up and Control.    Our user interfaces provide a consistent user experience across smartphones, tablets, PCs, and desk phones, making it intuitive and easy for our customers to quickly discover and use our solution across devices. Among other capabilities, administrators can specify and modify company, department, user settings, auto-receptionist settings, call-handling, and routing rules, and add, change, and customize users and departments.

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

•
Integrated Voice, HD Video and Web Conferencing, Text and Fax Communications with One Business Number.    By eliminating the need for multiple business numbers, users are able to easily control how, when, and where they conduct their business communications through routing logic with one number. Employees can stay connected, thus increasing efficiency, productivity, and responsiveness to their customers. Having one business number also enables users to keep personal mobile numbers private. RingCentral Rooms and Rooms Connector bring a cloud web conferencing solution to meeting rooms and support for large meetings and Webinars for a monthly per license add-on fee.

•
Cloud-based Business Application Integrations.    Our solution seamlessly integrates with other cloud-based business applications such as Salesforce CRM, Google Cloud, Box, Dropbox, Office365, Outlook, Oracle, Okta, Zendesk, Jira, Asana, and others. For example, our integration with Salesforce CRM brings up customer records immediately based on inbound caller IDs, resulting in increased productivity and efficiency. Our open platform is supported by APIs and software developers’ kits (“SDKs”) that allows developers to integrate our solution with leading business applications or with other custom applications to customize their own business workflows.

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

RingCentral Contact Center.    Our RingCentral Contact Center is a collaborative contact center solution that delivers omni-channel and integrates with RingCentral Office and RingCentral Glip. RingCentral Contact Center enables businesses to transform the way they engage their customers across all channels while effectively maximizing agent availability. The solution leverages technology from NICE inContact, Inc., has a comprehensive feature set, and can integrate with RingCentral Office. This enables businesses to build customer loyalty and increase productivity by resolving customer issues faster and more effectively.
RingCentral Engage Digital.    RingCentral Engage is a digital customer engagement platform allowing enterprises to interact with their customers through a single platform across all digital channels. The platform uses AI-based smart routing engine that enables agents to efficiently manage customer interactions across digital channels including mobile and in-app messaging, social media, live chats, and email.
RingCentral Engage Voice.    Engage Voice is a cloud-based outbound/blended customer engagement platform for midsize and enterprise companies. The platform provides automated dialing capabilities to help accelerate the sales process and improve the time it takes sales teams to reach prospects.
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
RingCentral Fax.   RingCentral Fax provides online fax capabilities that allow businesses to send and receive fax documents without the need for a fax machine. RingCentral Fax capability is made available to all RingCentral Office customers or as a stand-alone offering at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan.

Our Customers
We have a diverse and growing customer base across a wide range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the year ended December 31, 2019 and 2018, none of our customers accounted for more than 10% of total revenue. For the year ended December 31, 2017, revenue generated from one of our carrier resellers accounted for 11% of our total revenues.
We sell our solutions to enterprise customers, and small and medium-sized businesses. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. We continuously expand our solution offering globally and believe that there are additional growth opportunities in international markets.
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

•	Direct Sales. We primarily sell our solutions and subscriptions through direct inbound and outbound sales efforts. We have direct sales representatives located in the U.S. and internationally.

•
Indirect Sales.    Our indirect sales channel consists of global and regional networks of resellers, carriers including AT&T, TELUS and BT. Our indirect sales channels help broaden the adoption of our solutions without the need for a large direct sales force.

•
Customer Support and Services.    While our intuitive and easy-to-use user interface serves to reduce our customers’ need for support and services, we provide online chat and phone customer support, as well as post-sale implementation support, as an option to help customers configure and use our solution. We track and measure our customer satisfaction and our support costs closely across all channels to provide a high level of customer service in a cost-efficient manner.

•	Strategic Partnerships. We have strategic partnerships with several third parties including Avaya and Atos.
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
Our development methodology, in combination with our SaaS delivery model, allows us to provide new and enhanced capabilities on a regular basis. Based on feedback from our customers and prospects and our review of the broader business communications and SaaS markets, we continuously develop new functionality while maintaining and enhancing our existing solution. We typically have multiple releases per year, where we constantly improve our solutions and introduce new capabilities and features to make our customers’ workforce more productive and to build out the feature set required by larger and global enterprises.
As part of our strategy to expand our technological capabilities, we engage in strategic transactions from time to time. For example, we acquired Dimelo, a cloud-based digital customer engagement platform, in October 2018, and Connect First, Inc. (“Connect First”), a cloud-based outbound/blended customer engagement platform for midsize and enterprise companies, in January 2019. These strategic acquisitions enable us to complement our technology and skill sets and expand our solution reach.

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
Our private cloud is served from over 25 data centers located in several cities in the United States and throughout the world. Our data centers are designed to host mission-critical computer and communications systems with redundant, fault-tolerant subsystems, and compartmentalized security zones. We maintain a security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to our customers’ data. We limit access to on-demand servers and networks at our production and remote backup facilities.
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
Our intellectual property portfolio includes over 200 issued patents, which expire between 2022 and 2038. We also have 45 patent applications pending examination in the U.S. and 16 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. In general, our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our solutions and subscriptions.
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

•	software providers such as Microsoft Corporation and Cisco Systems, Inc. that generally license and/or host their software solutions, and their resellers including major carriers and cable companies;

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

•
other cloud companies such as 8x8, Inc., Amazon.com, Inc., DialPad, Inc., Fuze Inc., StarBlue, Inc., Intermedia.net, Inc., J2 Global, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc.;

•
other large internet companies such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, Inc., any of which might launch its own cloud-based business communication services or acquire other cloud-based business communications companies in the future;

•
providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holding Corp., and Slack Technologies, Inc., on which customers can build diverse solutions by integrating cloud communications into business applications;

•
contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., Vonage Holdings Corp., Salesforce.com, Inc., and Twilio Inc.; and

•	Digital engagement vendors such as Brand Embassy Ltd, eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc., among others named above that may offer similar features.
Employees
As of December 31, 2019, we had 2,363 full-time employees. Our employees in France are covered by the Syntec Collective Bargaining Agreement. We are not subject to any other collective bargaining agreements. We believe that our employee relations are good, and we have never experienced any work stoppages.
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
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our subscriptions. Regulatory treatment of communications services over the Internet outside the U.S. varies from country to country, and may be more onerous than imposed on our subscriptions in the U.S. In the United Kingdom, for example, our subscriptions are regulated by Ofcom, which, among other things, requires electronic communications services providers such as our company to provide all users access to both 112 (EU-mandated) and 999 (U.K.-mandated) emergency service numbers at no charge. Similarly, in Canada, our subscriptions are regulated by the CRTC, which, among other things, imposes requirements like those in the U.S. related to the provision of E-911 services, in all areas of Canada where the wireline incumbent carrier offers such 911 services. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on the use of our subscriptions in international locations.
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

There are a number of federal, state, local, and foreign laws and regulations, such as the European Union's General Data Protection Regulation ("GDPR") and the recently enacted California Consumer Privacy Act, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. We expect that with the implementation of our Global Office solution, we may become subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.
As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state, or foreign agencies becomes more likely.
Regulations that do not directly apply to our business, but which do apply to our customers and partners, can also impact our business. As we expand our business, addressing customer and partner requirements in new jurisdictions and new verticals often requires investment on our part to address regulations that apply to our customers. Globally, these regulations continue to be introduced and to change over time. Such regulations can impact our ability to offer services to various customer segments, and our cost to deliver our services.
See the section entitled “Risk Factors” for more information.
Available Information
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
The Company announces material information to the public about the Company, its solutions and services and other matters through a variety of means, including the Company’s website (www.ringcentral.com), the investor relations section of its website (ir.ringcentral.com), press releases, filings with the SEC, and public conference calls, in order to achieve broad, non-exclusionary distribution of information to the public. The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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
We have recently experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base.
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, and carriers develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly as we continue to expand internationally, would add complexity to our organization and require effective communication and coordination throughout our organization. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.
Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya and others, which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationship with Avaya Holdings Corp. and its subsidiaries ("Avaya"), will depend in part on our ability to work with our strategic partners to develop, market and sell co-branded solutions, such as Avaya Cloud Office by RingCentral ("ACO"). Setting up and maintaining the operations and processes of these strategic partnerships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing ACO and other co-branded solutions to market may take longer than anticipated, which could negate or reduce our anticipated benefits and revenue opportunities. In addition, we must be successful in marketing and selling ACO to realize the benefits of our prepayment to Avaya of $345 million in our common stock. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our carriers and strategic partners, such as AT&T, BT, TELUS, Avaya, and Atos SE ("Atos") sell or are expected to sell our solutions, but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other cloud companies and established communications providers that resell on-premise hardware, software, and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., Fuze, Inc., StarBlue, Inc., Intermedia.net, Inc., J2 Global, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc., which announced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp., and Slack Technologies, Inc., on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., Vonage Holdings Corp., salesforce.com, inc., and Twilio Inc. We also face competition from digital engagement vendors such as Brand Embassy Ltd, eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc., among others named above that may offer similar features.
Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified offerings, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of these service providers have in the past and may choose in the future to sacrifice revenues in order to gain market share by offering their services at lower prices or for free, or offering alternative pricing models, such as “freemium” pricing, in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer. Our competitors may also offer bundled service arrangements offering a more complete service offering, despite the technical merits or advantages of our subscriptions. Competition could result in a decrease to our prices, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share.
We rely and may in the future rely significantly on our strategic partners, resellers, and carriers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, and TELUS also sell our solutions, and Avaya is expected to introduce the new ACO solution commencing at the end of the first quarter of 2020, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, we entered into a revised agreement with AT&T, under which AT&T resumed reselling our solutions, and sales of our solutions by AT&T have increased as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We also recently entered into certain agreements for strategic partnerships with Avaya and Atos to sell certain of our solutions. We expect that the ACO solution will be introduced at the end of the first quarter of 2020; however, there can be no guarantee that Avaya or any of its channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. If AT&T, Avaya and its channel partners, or Atos, are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers, carriers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers, carriers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
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
To deliver our subscriptions, we rely on third parties for our network connectivity and for certain of the features in our subscriptions.
We currently use the infrastructure of third-party network service providers, including CenturyLink, Inc. and Bandwidth.com, Inc. in North America and several others internationally, to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol (“IP”) networks and public switched telephone networks, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services internationally, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future.
Through our wholly-owned local exchange carrier subsidiary, RCLEC, Inc. (“RCLEC”), we also obtain certain connectivity and network services directly from incumbent local exchange carriers (“ILECS”) and from other competitive local exchange carriers (“CLECs”) in certain geographic markets at lower prices than we pay for such services through third-party network service providers. However, RCLEC also uses the infrastructure of third-party network service providers to deliver its services and the ILECs may favor themselves and their affiliates may not provide network services to us at lower prices than we could obtain through third-party CLECs, or at all. If we are unable to continue to reduce our pricing as a result of obtaining network services through our subsidiary, we may be forced to rely on other third-party network service providers and be unable to effectively lower our cost of service. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.
In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, we rely on Zoom Video Communications for our HD video and web conferencing and screen sharing features, Bandwidth.com for our texting capabilities, and NICE inContact, Inc. for our contact center capabilities. We do not or may not in the future, have long-term contracts with certain of these third-party providers. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.
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
We rely on third-party software that may be difficult to replace or which could cause errors or failures of our subscriptions.
We rely on software licensed from certain third parties in order to offer our solutions. In some cases, we integrate third-party licensed software components into our platform. This software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this software could significantly increase our expenses and otherwise result in delays in the provisioning of our solutions until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Any errors or defects in third-party software could result in errors or a failure of our solutions, which could harm our business.
Interruptions or delays in service from our third-party data center hosting facilities and co-location facilities could impair the delivery of our subscriptions, require us to issue credits or pay penalties and harm our business.
We currently serve our North American customers from geographically disparate data center hosting facilities in North America, where we lease space from Equinix, Inc., and other providers, and we serve our European customers from third-party data center hosting facilities in Europe. We also use third-party co-location facilities located in various international regions to serve our customers in these regions. Certain of our solutions are hosted by third party data center facilities including Amazon Web Services, Inc. (“AWS”), NICE inContact, Inc., and Google Cloud Platform. In addition, RCLEC uses third-party co-location facilities to provide us with network services at several locations. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.
As part of our current disaster recovery arrangements, our North American and European infrastructure and our North American and European customers’ data is currently replicated in near real-time at data center facilities in the U.S. and Europe, respectively. We do not control the operation of these facilities or of our other data center facilities or RCLEC’s co-location facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to human error or to break-ins, sabotage, acts of vandalism, and similar misconduct.
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
Unlike traditional communications services, our subscriptions depend on our customers’ high-speed broadband access to the Internet. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our services and applications due to capacity constraints and other Internet infrastructure limitations. As our customer base grows and their usage of our services increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high reliability or performance. In addition, if Internet access service providers have outages or deteriorations in their quality of service, our customers will not have access to our subscriptions or may experience a decrease in the quality of our services. Frequent or persistent interruptions could cause current or potential users to believe that our systems or services are unreliable, leading them to switch to our competitors or to avoid our subscriptions, and could permanently harm our reputation and brands.
In addition, users who access our subscriptions and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G, 5G, or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent phone companies, cable companies, and wireless companies. Some of these providers offer solutions and subscriptions that directly compete with our own offerings, which can potentially give them a competitive advantage. Also, these providers could take measures that degrade, disrupt or increase the cost of user access to third-party services, including our subscriptions, by restricting or prohibiting the use of their infrastructure to support or facilitate third-party services or by charging increased fees to third parties or the users of third-party services, any of which would make our subscriptions less attractive to users, and reduce our revenues.
Further, in January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. The order was contested in federal court, was largely affirmed by a three-judge panel, and certain parties have requested rehearing by the full court. A number of states have enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. Under the new FCC rules, broadband Internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.
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
We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia, Odessa, Ukraine, and Manila, the Philippines. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control, or effective management with respect to these business operations. In addition, recent political and military events in Ukraine, poor relations between the U.S. and Russia, and sanctions by the U.S. and the EU against Russia could have an adverse impact on our third-party software development and quality assurance operations in Ukraine and Russia. Additionally, we rely on purchased or leased hardware and software licensed from third parties in order to offer our subscriptions, and in some cases, we integrate third-party licensed software components into our platform. Any errors or defects in third-party hardware or software could result in errors or a failure of our subscriptions which could harm our business.
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from unauthorized entry, computer malware or other events beyond our control. We have, from time to time, been subject to communications fraud and cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security controls and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach, data loss, or increased charges from our technology vendors. Also, our subscriptions are web-based. The amount of data we store for our users increases as our business grows. We host services, which includes hosting customer data, both in co-located data centers and in multiple public cloud services. Our solutions allow users to store files, tasks, calendar events, messages and other data indefinitely on our services. We also maintain sensitive data related to our technology and business, and that of our employees, strategic partners, and customers, including intellectual property, proprietary business information and personally identifiable information (also called personal data) on our own systems and in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer segments and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states and other malicious actors. In addition, we use third-party vendors which, in some cases, have access to our data and our customers’ data. We employ layered security measures and have a means of working with third parties who report vulnerabilities to us. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors’ computing devices, infrastructure, or networks, may be vulnerable to hackers, computer viruses, worms, other malicious software programs, or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network, or business practices or our or our vendors’ customers, employees, business partners, consultants, or other Internet users who attempt to invade our or our vendors’ corporate and personal computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security weakness or vulnerability in our, our vendors’, or our customers’ infrastructure, networks, or business practices that is successfully targeted, we could face increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our partners and our customers, fines, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in strengthening our security controls or in remediating security vulnerabilities, we could incur increased costs and capital expenditures.
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
Additionally, third parties have attempted in the past, and may attempt in the future, to induce domestic and international employees, consultants, or customers into disclosing sensitive information, such as user names, provisioning data, customer proprietary network information (“CPNI”) or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a customer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, our customers, the customer information we hold, or our information technology systems. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems change and evolve frequently and may not be recognized until launched against a target, may be new and previously unknown or little-known, or may not be detected or understood until well after such actions are conducted. We may be unable to anticipate these techniques or to implement adequate preventative measures, and any security breach or other incident may take longer than expected to remediate or otherwise address. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information could result in significant liability to us, loss of our intellectual property, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators, or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.
It is critical to our business that our information and our employees’, strategic partners’, and customers’ sensitive information remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations, contractual liability, and other possible liabilities. Additionally, a cyber-attack or other information security incident, whether actual or perceived, could result in negative publicity, which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs, including remediation costs, disruption of operations, or increased cybersecurity protection costs, that may have a material adverse effect on our business. In addition, a cybersecurity breach of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information and data (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above. A cybersecurity breach of our partners’ or vendors’ systems can result in similar actual or perceived impacts.
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
Laws, regulations, and enforcement actions relating to security and privacy information continue to evolve. We have incurred and expect to continue to incur significant expenses to prevent security incidents. It is possible that, in order to support changes to applicable laws and to support our expansion of sales into new geographic areas or into new industry segments, we will need to increase or change our cybersecurity systems and expenditures. Further, it is possible that changes to laws and regulations relating to security and privacy may make it more expensive to operate in certain jurisdictions and may increase the risk of our non-compliance with such changing laws and regulations.
Potential problems with our information systems could interfere with our business and operations.
We rely on our information systems and those of third parties for processing customer orders, distribution of our subscriptions, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation, and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war, telecommunication failures, employee or other theft, and third-party provider failures. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our internally developed billing system, which is currently being implemented, may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers for our subscriptions or related taxes and administrative fees. Any such errors in our customer billing could harm our reputation and cause us to violate truth in billing laws and regulations. Our current internally developed billing system requires us to process an increasing number of invoices manually, which could result in billing errors. Any errors or disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business. In addition, we may implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities, and divert management attention.
We depend largely on the continued services of our senior management and other highly-skilled employees, and if we are unable to hire, retain, manage and motivate our employees, we may not be able to grow effectively and our business, results of operations and financial condition could be adversely affected.
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
Our future success also depends on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations where we maintain offices. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel.
Increased customer turnover, or costs we incur to retain and upsell our customers, could materially and adversely affect our financial performance.
Although we have entered into long-term contracts with larger customers, those customers who do not have long-term contracts with us may terminate their subscriptions at any time without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly subscription cancellations or failures to renew, which we refer to as turnover. Our customers with subscription agreements have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically between one and three years. In the event that these customers do renew their subscriptions, they may choose to renew for fewer users, shorter contract lengths, or for a less expensive subscription plan or edition. We cannot predict the renewal rates for customers that have entered into subscription contracts with us.
Customer turnover, as well as reductions in the number of users for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our subscriptions, the value proposition of our subscriptions or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing expenditures could harm our business and results of operations.
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
Significant portion of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn.
A significant portion of our revenues today come from small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new small and medium-sized customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.
We face significant risks in our strategy to target medium-sized and larger businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.
Sales to medium-sized and larger businesses continue to grow in both absolute dollars and as a percentage of our total sales. As we continue to target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions generally requires the approval of more technical personnel and management levels within a potential customer’s organization, and therefore, these types of sales require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services, and customization, and may require highly skilled sales and support personnel. Our investment in marketing our subscriptions to these potential customers may not be successful, which could significantly and adversely affect our results of operations and our overall ability to grow our customer base. Furthermore, many medium-sized and larger businesses that we target for sales may already purchase business communications solutions from our larger competitors. As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales support to individual customers, and invest in hiring and retaining highly skilled personnel, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met.
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
The cloud-based business communications industry is an emerging market that is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business, and the market for cloud-based business communications may develop more slowly than we anticipate, or develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice and video communications by businesses, as compared to email and other data-based methods, and future demand for and adoption of Internet voice and video communications systems and services. In addition, to compete successfully in this emerging market, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. Currently, we derive a majority of our revenues from subscriptions to RingCentral Office, and we expect this will continue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features, and functionality that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
The introduction of new services by competitors or the development of entirely new technologies to replace existing offerings could make our solutions obsolete or adversely affect our business and results of operations. Announcements of future releases and new services and technologies by our competitors or us could cause customers to defer purchases of our existing subscriptions, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design, or marketing that could delay or prevent our development, introduction, or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance, or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services or applications may require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new or enhanced services and applications on a timely and cost-effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition, and results of operations may be materially and adversely affected.

If we fail to continue to develop our brand or our reputation is harmed, our business may suffer.
We believe that continuing to strengthen our current brand will be critical to achieving widespread acceptance of our subscriptions and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. In addition, if we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their subscriptions. Many of our customers also participate in social media and online blogs about Internet-based software solutions, including our subscriptions, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. If we fail to promote and maintain our brand, our business could be materially and adversely affected.
If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If customers pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that a customer did not authorize the specific credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant and/or service provider standards, including data protection standards, required to utilize their services from time to time. We have established and implemented measures intended to comply with the Payment Card Industry Data Security Standard (“PCI DSS”) in the United States, Canada, and the U.K. If we fail to maintain compliance with such standards or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If we fail to maintain compliance with current service provider standards, such as PCI DSS, or fail to meet new standards, customers may choose not to use our services for certain types of communication they have with their customers. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant or service provider standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to induce employees, sub-contractors, or consultants into disclosing customer credentials and other account information, which can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and costs that we must pay to carriers. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments could cause our paid customer base to significantly decrease, which would have a material adverse effect on our results of operations, financial condition, and ability to grow our business.
We are in the process of expanding our international operations, which exposes us to significant risks.
We have significant operations in the United States, Canada, the United Kingdom, Russia, China, Ukraine, the Philippines and France. We also sell our solutions to customers in other countries in the EU and in Australia, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•	our ability to comply with differing and evolving technical and environmental standards, telecommunications regulations, and certification requirements outside the U.S.;

•	difficulties and costs associated with staffing and managing foreign operations;

•	our ability to effectively price our subscriptions in competitive international markets;

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;

•	the need to adapt and localize our subscriptions for specific countries;

•	the need to offer customer care in various native languages;

•	reliance on third parties over which we have limited control, including those that market and resell our subscriptions;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•
lower levels of adoption of credit or debit card usage for Internet related purchases by foreign customers and compliance with various foreign regulations related to credit or debit card processing and data protection requirements;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;

•	restrictions on travel to or from countries in which we operate or inability to access certain areas;

•	export controls and economic sanctions;

•	changes in diplomatic and trade relationships, including tariffs and other non-tariff barriers, such as quotas and local content rules;

•
U.S. government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;

•
our ability to comply with different and evolving laws, rules, and regulations, including the European General Data Protection Regulation (the “GDPR”) and other data privacy and data protection laws, rules and regulations;

•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and U.K. Bribery Act of 2010;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences;

•	fluctuations in currency exchange rates;

•	exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;

•	restrictions on the transfer of funds;

•	new and different sources of competition;

•	political and economic instability created by the U.K.'s departure from the EU ("Brexit"); and

•	deterioration of political relations between the U.S. and other countries in which we operate, particularly Russia, Ukraine, China, and the Philippines; or

•
political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the U.S. against these countries, all of which could have a material adverse effect on our operations.

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
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our recent acquisitions of Dimelo SA and Connect First, and our investment in and strategic partnerships with Avaya and Atos. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
Acquisitions, investments, strategic partnerships, and other strategic transactions involve significant risks and uncertainties, including:

•	the potential failure to achieve the expected benefits of the acquisition, investment, strategic partnership, or other strategic transaction;

•	unanticipated costs and liabilities;

•	difficulties in integrating new solutions and subscriptions, software, businesses, operations, and technology infrastructure in an efficient and effective manner;

•	difficulties in maintaining customer relations;

•	the potential loss of key employees of any acquired businesses;

•	the diversion of the attention of our senior management from the operation of our daily business;

•	the potential adverse effect on our cash position to the extent that we use cash for the transaction consideration;

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

•
the potential liability or expenses associated with new types of data stored, existing security obligations or liabilities, unknown weaknesses in our solutions, insufficient security measures in place, and compromise of our networks via access to our systems from assets not previously under our control; and

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
For example, in connection with our strategic partnership with Avaya, we purchased $125.0 million of Avaya Series A Preferred Stock and made an advance of $375.0 million, predominantly for future commissions, as well as for certain licensing rights (paid primarily in our Class A Common Stock). These are significant investments on which we may not realize the anticipated benefits for various reasons, including a lack of success in the marketing and sale of ACO, potential or actual financial distress, insolvency, or bankruptcy of Avaya or any of its subsidiaries, or other facts or circumstances that may limit our ability to recover, or realize benefits from, these investments.
We may be subject to liabilities on past sales for taxes, surcharges, and fees and our operating results may be harmed if we are required to collect such amounts in jurisdictions where we have not historically done so.
We believe we collect state and local sales tax and use, excise, utility user, and ad valorem taxes, fees, or surcharges in all relevant jurisdictions in which we generate sales, based on our understanding of the applicable laws in those jurisdictions. Such tax, fees and surcharge laws and rates vary greatly by jurisdiction, and the application of such taxes to e-commerce businesses, such as ours, is a complex and evolving area. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees, and surcharges for sales made over the Internet, and after the U.S. Supreme Court’s ruling in South Dakota v. Wayfair, U.S. states may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents, which may permit wider enforcement of sales tax collection requirements. Therefore, the application of existing or future laws relating to indirect taxes to our business, or the audit of our business and operations with respect to such taxes or challenges of our positions by taxing authorities, all could result in increased tax liabilities for us or our customers that could materially and adversely affect our results of operations and our relationships with our customers.
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
As of December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”) of $782.7 million and $675.6 million, respectively, available to offset future taxable income, due to prior period losses, which, if not utilized, will begin to expire in 2023 for federal purposes and will begin to expire in 2021 for state purposes. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
No material deferred tax assets have been recognized on our Consolidated Balance Sheets related to these NOLs, as they are fully offset by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our initial public offering or another offering, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.
If we are unable to effectively process local number and toll-free number portability provisioning in a timely manner, our growth may be negatively affected.
We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. Transferring numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our subscriptions must maintain both our subscription and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on third-party carriers to transfer these numbers, a process that we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires Internet voice communications providers to comply with specified number porting timeframes when customers leave our subscription for the services of another provider. Several international jurisdictions have imposed similar number portability requirements on subscription providers like us. If we or our third-party carriers are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the U.S., both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.
Our business could suffer if we cannot obtain or retain direct inward dialing numbers or are prohibited from obtaining local or toll-free numbers or if we are limited to distributing local or toll-free numbers to only certain customers.
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
We rely on three suppliers to provide phones that we offer for sale to our customers that use our subscriptions, and we rely on two fulfillment agents to configure and deliver the phones that we sell to our customers. Accordingly, we could be adversely affected if such third parties fail to maintain competitive phones or configuration services or fail to continue to make them available on attractive terms, or at all.
If our fulfillment agents are unable to deliver phones of acceptable quality, or if there is a reduction or interruption in their ability to supply the phones in a timely manner, our ability to bring services to market, the reliability of our subscriptions and our relationships with customers or our overall reputation in the marketplace could suffer, which could cause us to lose revenue. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents.
If our vendor-supplied phones are not able to interoperate effectively with our own back-end servers and systems, our customers may not be able to use our subscriptions, which could harm our business, financial condition and results of operations.
Phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones used by our customers are manufactured by only three third-party providers. If any of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. In addition, we must be successful in integrating our solutions with strategic partners' devices in order to market and sell these solutions. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be canceled, which would harm our business, financial condition, and results of operations.
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
In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. The conversion of our 0% convertible senior notes due 2023 (the “Notes”) and any future issuances of other equity or any future issuances of equity or convertible debt securities could result in significant dilution to our existing stockholders, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.
If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.
Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm, KPMG LLP, is required to and has issued an attestation report as of December 31, 2019. While management concluded internal control over financial reporting was at a reasonable assurance level as of December 31, 2019, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.
If our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A Common Stocks to decline, and we may be subject to investigation or sanctions by the Securities and Exchange Commission (the “SEC”).
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
We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources, our operating results could be significantly affected.
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
Our corporate headquarters and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in California, Florida, and several countries in Asia, including the Philippines and Australia. All of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, such as the recent outbreak of coronavirus in China and other parts of the world, cyber-attack, war, political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
Risks Related to Regulatory Matters
Our subscriptions are subject to regulation, and future legislative or regulatory actions could adversely affect our business and expose us to liability in the U.S. and internationally.
Federal Regulation
Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, Federal Universal Service Fund (“USF”) contributions, Enhanced 911 (“E-911”), outage reporting, call authentication, and other requirements and regulations. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.
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
State Regulation
States currently do not regulate our Internet voice communications subscriptions, which are considered to be nomadic because they can be used from any broadband connection. However, a number of states require us to register as a Voice over Internet Protocol (“VoIP”) provider, contribute to state USF, contribute to E-911, and pay other surcharges and annual fees that fund various utility commission programs, while others are actively considering extending their public policy programs to include the subscriptions we provide. We pass USF, E-911 fees, and other surcharges through to our customers, which may result in our subscriptions becoming more expensive or require that we absorb these costs. State public utility commissions may attempt to apply state telecommunications regulations to Internet voice communications subscriptions like ours.
RCLEC services are subject to regulation by the public utility regulatory agency in those states where we provide local telecommunications services. This regulation includes the requirement to obtain a certificate of public convenience and necessity or other similar licenses prior to offering our CLEC services. We may also be required to file tariffs that describe our CLEC services and provide rates for those services. We are also required to comply with regulations that vary by state concerning service quality, disconnection and billing requirements. State commissions also have authority to review and approve interconnection agreements between incumbent phone carriers and CLECs such as our subsidiary.
Both we and RCLEC are also subject to state consumer protection laws, as well as U.S. state or municipal sales, use, excise, gross receipts, utility user and ad valorem taxes, fees, or surcharges.
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
In addition, our international operations are potentially subject to country-specific governmental regulation and related actions that may increase our costs or impact our solution and service offerings or prevent us from offering or providing our solutions and subscriptions in certain countries. Certain of our subscriptions may be used by customers located in countries where VoIP and other forms of IP communications may be illegal or require special licensing or in countries on a U.S. embargo list. Even where our solutions are reportedly illegal or become illegal or where users are located in an embargoed country, users in those countries may be able to continue to use our solutions and subscriptions in those countries notwithstanding the illegality or embargo. We may be subject to penalties or governmental action if customers continue to use our solutions and subscriptions in countries where it is illegal to do so, and any such penalties or governmental action may be costly and may harm our business and damage our brand and reputation. We may be required to incur additional expenses to meet applicable international regulatory requirements or be required to discontinue those subscriptions if required by law or if we cannot or will not meet those requirements.
The increasing growth and popularity of Internet voice communications, video conferencing and messaging heighten the risk that governments will regulate or impose new or increased fees or taxes on these services. To the extent that the use of our subscriptions continues to grow, and our user base continues to expand, regulators may be more likely to seek to regulate or impose new or additional taxes, surcharges or fees on our subscriptions.
We process, store, and use personal information and other data, which subjects us and our customers to a variety of evolving international statutes, governmental regulation, industry standards and self-regulatory schemes, contractual obligations, and other legal obligations related to privacy and data protection, which may increase our costs, decrease adoption and use of our solutions and subscriptions, and expose us to liability.
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
For example, the GDPR, which came into force in May 2018, strengthened the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. Other examples include, but are not limited to, Canadian anti-spam legislation and Australia’s Spam Act 2003, as amended.
At present, we use the EU-U.S. and Swiss-U.S. Privacy Shield framework and EU Standard Contractual Clauses (“Model Clauses”) to protect data exports between the European Economic Area (the “EEA”) and U.S. The future of cross-border data flows following the U.K.’s exit from the EU on January 31, 2020 is uncertain. After the transition period, currently set to last until December 31, 2020, it may become necessary for us to implement additional data export solutions like the Model Clauses to enable the continued flow of personal data between our U.K. operations and our EU customers and affiliates. These solutions may take time and be challenging to put in place and, if not implemented promptly before or immediately following Brexit, our business may be disrupted, and we may be exposed to potential regulatory fines and civil claims. The EU-U.S. Privacy Shield and the Model Clauses are subject to ongoing legal challenges. Any of these challenges, or any future challenges, may result in a ruling that the industry-standard measures we, and other companies, have taken are insufficient. Additionally, it is possible that the EU-U.S. Privacy Shield or the Model Clauses may need to be updated by the European Commission, the Swiss Administration, and the U.S. Department of Commerce. Should any of these prove to be the case, we will need to take any necessary and additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EEA to the U.S. and other non-EEA countries. If we are unable to take such measures, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply.
As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state, or foreign agencies becomes more likely.
While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any actual or alleged failure by us to comply with any of the foregoing or to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our subscriptions and ultimately in a loss of users, which could materially and adversely affect our business.

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
The FCC requires Internet voice communications providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wire-line E-911 network. Under the FCC’s rules, Internet voice communications providers must transmit the caller’s phone number and registered location information to the appropriate public safety answering point (“PSAP”) for the caller’s registered location. Our CLEC services are also required by the FCC and state regulators to provide E-911 service to the extent that they provide services to end users. We are also subject to similar requirements internationally.
In connection with the regulatory requirements that we provide access to emergency services dialing to our interconnected VoIP customers, we must obtain from each customer, prior to the initiation of or changes to service, the physical locations at which the service will first be used for each VoIP line. For subscriptions that can be utilized from more than one physical location, we must provide customers one or more methods of updating their physical location. Because we are not able to confirm that the service is used at the physical addresses provided by our customers, and because customers may provide an incorrect location or fail to provide updated location information, it is possible that emergency services calls may get routed to the wrong PSAP. If emergency services calls are not routed to the correct PSAP, and if the delay results in serious injury or death, we could be sued and the damages substantial. We are evaluating measures to attempt to verify and update the addresses for locations where our subscriptions are used.
In August 2019, the FCC adopted an order that will require providers of non-fixed interconnected VoIP service (service that is capable of being used from more than one location) to automatically provide with each 911 call, when technically feasible, specific address information that can be used to adequately identify the location of the caller. The requirement is scheduled to take effect on January 6, 2022. The implementation of this requirement may increase our costs and make our service more expensive, which could adversely affect our results of operations.
We could be subject to enforcement action by the FCC or international regulators for our customer lines that cannot provide access to emergency services in accordance with regulatory requirements. This enforcement action could result in significant monetary penalties and restrictions on our ability to offer non-compliant subscriptions.
In addition, customers may attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted, or uncompleted emergency service calls or text messages, subject to any limitations on a provider’s liability provided by applicable laws, regulations and our customer agreements.
We rely on third parties to provide the majority of our customer service and support representatives and to fulfill various aspects of our E-911 service. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed, and we may lose customers.
We offer customer support through both our online account management website and our toll-free customer support number in multiple languages. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. Our third-party providers generally provide customer service and support to our customers without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in additional foreign languages. We also use third parties to deliver onsite professional services to our customers in deploying our solutions. If these vendors do not deliver timely and high-quality services to our customers, our reputation could be damaged, and we could lose customers. In addition, third party professional services vendors may not be available when needed, which would adversely impact our ability to deliver on our customer commitments.
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
Risks Related to Intellectual Property
Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.
There has been substantial litigation in the areas in which we operate regarding intellectual property rights. For instance, we have recently and in the past been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify our customers, resellers, and carriers for expenses and liability resulting from claimed intellectual property infringement by our solutions. From time to time, we have received requests for indemnification in connection with allegations of intellectual property infringement and we may choose, or be required, to assume the defense and/or reimburse our customers and/or resellers and carriers for their expenses, settlement and/or liability. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we, or our customers and/or resellers, and carriers, infringe their intellectual property rights.
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
If we, or any of our solutions, were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain subscriptions, prohibited from using certain processes, or required to redesign certain subscriptions, each of which could have a material adverse effect on our business and results of operations.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 200 issued patents, which expire between 2022 and 2038. We also have 45 patent applications pending examination in the U.S. and 16 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
The unlicensed use of our brand, including domain names, by third parties could harm our reputation, cause confusion among our customers and impair our ability to market our solutions and subscriptions. To that end, we have registered numerous trademarks and service marks and have applied for registration of additional trademarks and service marks and have acquired a large number of domain names in and outside the U.S. to establish and protect our brand names as part of our intellectual property strategy. If our applications receive objections or are successfully opposed by third parties, it will be difficult for us to prevent third parties from using our brand without our permission. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we are not successful in protecting our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand.
Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development and quality assurance activities to third-party contractors located in Russia and Ukraine. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in the Philippines, where we have outsourced a significant portion of our customer support function. We cannot assure you that agreements with these third-party contractors or their agreements with their employees and contractors will adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and results of operations.
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

Risks Related to Our Class A Common Stock, Our Notes and Our Charter Provisions
The market price of our Class A common stock is likely to be volatile and could decline.
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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Stockholders who hold shares of Class B Common Stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 59% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future , our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
In addition, the holders of Class B Common Stock collectively will continue to control many matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the ten to one voting ratio between our Class B and Class A Common Stock, the holders of our Class B Common Stock collectively will continue to control a majority of the combined voting power of our common stock so long as the shares of Class B Common Stock represent at least 10% of all outstanding shares of our Class A and Class B Common Stock. This concentrated control may limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A Common Stock could be adversely affected.
Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, which may have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. If, for example, Mr. Shmunis retains a significant portion of his holdings of Class B Common Stock for an extended period of time, he could, in the future, control a majority of the combined voting power of our Class A and Class B Common Stock. As a board member, Mr. Shmunis owes fiduciary duties to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Shmunis is generally entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
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
We may not have the ability to raise funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change or pay the principal amount at maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the “Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest, if any, as set forth in the indenture governing the Notes. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted, as set forth in the indenture governing the Notes. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted or at their maturity.
In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes or at their maturity may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversions of Notes or at their maturity as required by the indenture governing the Notes would constitute a default under such indenture. Moreover, the occurrence of a fundamental change under the indenture governing the Notes could constitute an event of default under any such agreement. A default under such indenture, or the fundamental change itself, could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled under the Indenture to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability.

The capped call transactions may affect the value of the Notes and our Class A Common Stock and we are subject to counterparty risk.
In connection with the issuance of the Notes, we entered into capped call transactions with the counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A Common Stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution as a result of conversion of the Notes.
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
In addition, the counterparties to the capped call transactions are financial institutions and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. If a counterparty to one or more capped call transaction becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, it will increase if the market price or the volatility of our Class A Common Stock increases. Upon a default or other failure to perform, or a termination of obligations, by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A Common Stock. We can provide no assurances as to the financial stability or viability of the counterparties.
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
Our corporate headquarters is located in Belmont, California, and consists of approximately 110,000 square feet of office space, under leases that expire from July 2021 through December 2022.
We also lease offices in Denver, Colorado; Charlotte, North Carolina; Fort Lauderdale, Florida; London, England; Xiamen, China; Paris, France; and other small offices worldwide. In addition, we lease space from third-party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna and Ashburn, Virginia; San Jose and Santa Clara, California; Chicago, Illinois; Amsterdam, the Netherlands; Zurich, Switzerland; and other small locations worldwide. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

ITEM 3.	LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 9 - Commitment and Contingencies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under “Legal Matters” which is incorporated herein by reference.

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
Stockholders
As of February 19, 2020, there were 20 stockholders of record of our Class A common stock and Class B common stock. Because most of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
The graph below matches RingCentral Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2000 Index, the Russell 1000 Index, and the NASDAQ Computer Index. Prior to fiscal year 2018, we were included in the Russell 2000 Index and have historically included a comparison with the Russell 2000 Index here. During fiscal year 2018, we moved to the Russell 1000 Index. As such, we have determined that the Russell 1000 Index is the more appropriate index going forward. For this transitional year, both the Russell 1000 Index and the Russell 2000 Index are reflected in the following graph, but we do not expect to include the Russell 2000 Index in future years. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$1,200
$1,000
$800
$600
$400
$200
$0
12/14
12/15
12/16
12/17
12/18
12/19
RingCentral Inc.
Russell 2000
Russell 1000
NASDAQ Computer

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2020 Russell Investment Group. All rights reserved.

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

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Statements of Operations
Revenues
Subscriptions	$817,811	$612,888	$465,254	$356,562	$271,245
Other	85,047	60,736	38,363	23,874	24,983
Total revenues	902,858	673,624	503,617	380,436	296,228
Loss from operations	(45,675)	(16,436)	(5,338)	(12,868)	(30,932)
Net loss	$(53,607)	$(26,203)	$(4,204)	$(16,225)	$(32,099)
Net loss per common share
Basic and diluted	(0.64)	(0.33)	(0.06)	(0.22)	(0.46)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	83,130	79,500	76,281	72,994	70,069

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data (in thousands)
Cash and cash equivalents	$343,606	$566,329	$181,192	$160,355	$137,588
Working capital surplus	$254,826	$508,155	$139,602	$100,220	$90,472
Total assets	$1,450,747	$894,326	$359,814	$286,296	$214,813
Deferred revenue	$107,372	$88,527	$62,917	$44,618	$36,657
Debt and financing obligations	$389,718	$370,324	$—	$15,021	$19,040
Total stockholders' equity	$745,700	$317,609	$228,346	$164,248	$110,132

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” included under Part I, Item1A.
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussion regarding our financial condition and results of operations for fiscal 2018 as compared to fiscal 2017 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.
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
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings.
Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the years ended December 31, 2019, 2018, and 2017, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of resellers who sell our solutions. We also sell our solutions through carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”), and BT Group plc (“BT”). In October 2019, we entered into a strategic partnership with Avaya Holdings Corp. ("Avaya"), which includes the introduction of a new solution Avaya Cloud Office by RingCentral ("ACO"), which will be marketed and sold by Avaya and its subsidiaries. In December 2019, we entered into a strategic partnerhip with Atos SE ("Atos"), which includes the introduction of a co-branded Unified Communications as a Service ("UCaaS") solution. We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.
Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. As of December 31, 2019, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the years ended December 31, 2019, 2018 and 2017, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.

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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2019 was $80.0 million. As such, our ARR at December 31, 2019 was $960.1 million compared to $725.8 million at December 31, 2018.
RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that only customer subscriptions from RingCentral Office and RingCentral customer engagement solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at December 31, 2019 was $876.8 million compared to $644.1 million at December 31, 2018.
Net Monthly Subscription Dollar Retention Rate
We believe that our Net Monthly Subscription Dollar Retention Rate provides insight into our ability to retain and grow subscriptions revenue, as well as our customers’ potential long-term value to us. We believe that our ability to retain our customers and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and we use these trends in order to formulate financial projections and make strategic business decisions. We define our Net Monthly Subscription Dollar Retention Rate as (i) one plus (ii) the quotient of Dollar Net Change divided by Average Monthly Recurring Subscriptions.
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

Our key business metrics for the five quarterly periods ended December 31, 2019 were as follows (dollars in millions):

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$960.1	$881.4	$830.8	$776.7	$725.8
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$876.8	$800.3	$749.2	$694.0	$644.1
Components of Results of Operations
Revenues
Our revenues for the years presented consisted of subscriptions and other revenues. Our subscriptions revenue includes all fees billed in connection with subscriptions to our solution offerings. These fees include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, recurring administrative cost recovery fees, one-time fees, and other recurring fees related to our subscriptions. We provide our subscriptions to our customers pursuant to contractual arrangements that range in duration typically from one month to five years. We provide our subscriptions to our customers pursuant to either “click through” online agreements for service terms up to one year or written agreements when the arrangement is expected to be one year or longer. We offer our subscriptions based on the functionalities and services selected by a customer, and generally our subscription arrangements automatically renew for additional periods at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.
We generally bill our subscription fees in advance. We recognize subscription revenue over the term of the agreement. Amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheets.
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
Cost of Revenues and Gross Margin
Our cost of subscriptions revenue primarily consists of fees paid to third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place our servers in data centers owned by third parties, depreciation of servers and equipment, along with related utilities and maintenance costs, personnel costs associated with customer care and support of the functionality of our platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology.
We define subscriptions gross margins as subscriptions revenue minus the cost of subscriptions revenue expressed as a percentage of subscriptions revenue.
Cost of other revenue is comprised primarily of the cost associated with the purchase of phones, cost of professional services, and allocated costs of facilities and information technology.
Operating Expenses
We classify our operating expenses as research and development, sales and marketing, and general and administrative expenses.

Our research and development efforts are focused on developing new and expanded features for our solutions, integrations with distributors and other software platforms, and improvements to our backend architecture. Research and development expenses consist primarily of personnel costs for employees and contractors, including share-based compensation expenses, and allocated costs of facilities and information technology, software tools, and product certification. We expense research and development costs as incurred, except for certain internal-use software development costs that we capitalize. We believe that continued investment in our products is important for our future growth, and we expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities including share-based compensation expenses, internet advertising fees, radio and billboard advertising, public relations, commissions paid to employees, resellers and other third parties, amortization of capitalized sales commissions, trade shows, travel expenses, credit card fees, marketing and promotional activities, amortization of acquired customer relationship intangibles, and allocated costs of facilities and information technology. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future as we expand our sales and marketing efforts domestically and internationally and continue to build our brand, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
General and administrative expenses consist primarily of personnel costs, including share-based compensation expenses, for employees and contractors engaged in infrastructure and administrative activities to support the day-to-day operations of our business. Other significant components of general and administrative expenses include professional service fees, allocated costs of facilities and information technology, cost of compliance with certain government-imposed taxes, the costs of legal matters, business acquisition costs, and loss contingencies. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future, although these expenses may fluctuate as a percentage of our total revenues from period to period, depending on the timing of these expenses.
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2019	2018	2017
Revenues
Subscriptions	$817,811	$612,888	$465,254
Other	85,047	60,736	38,363
Total revenues	902,858	673,624	503,617
Cost of revenues
Subscriptions	160,320	109,454	89,193
Other	70,723	47,675	32,078
Total cost of revenues	231,043	157,129	121,271
Gross profit	671,815	516,495	382,346
Operating expenses
Research and development	136,363	101,042	75,148
Sales and marketing	439,100	329,116	240,223
General and administrative	142,027	102,773	72,313
Total operating expenses	717,490	532,931	387,684
Loss from operations	(45,675)	(16,436)	(5,338)
Other income (expense), net
Interest expense	(20,512)	(16,102)	(99)
Other income, net	9,247	6,475	1,491
Other income (expense), net	(11,265)	(9,627)	1,392
Loss before income taxes	(56,940)	(26,063)	(3,946)
Provision for (benefit from) income taxes	(3,333)	140	258
Net loss	$(53,607)	$(26,203)	$(4,204)

Percentage of Total Revenues*

	Year ended December 31,
	2019	2018	2017
Revenues
Subscriptions	91%	91%	92%
Other	9	9	8
Total revenues	100	100	100
Cost of revenues
Subscriptions	18	16	18
Other	8	7	6
Total cost of revenues	26	23	24
Gross profit	74	77	76
Operating expenses
Research and development	15	15	15
Sales and marketing	49	49	48
General and administrative	16	15	14
Total operating expenses	79	79	77
Loss from operations	(5)	(2)	(1)
Other income (expense), net
Interest expense	(2)	(2)	—
Other income, net	1	1	—
Other income (expense), net	(1)	(1)	—
Loss before income taxes	(6)	(4)	(1)
Provision for (benefit from) income taxes	—	—	—
Net loss	(6%)	(4%)	(1%)
* Percentages may not add up due to rounding.
Comparison of Fiscal Years Ended December 31, 2019, 2018, and 2017:
Revenues

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Revenues
Subscriptions	$817,811	$612,888	$204,923	33%	$612,888	$465,254	$147,634	32%
Other	85,047	60,736	24,311	40%	60,736	38,363	22,373	58%
Total revenues	$902,858	$673,624	$229,234	34%	$673,624	$503,617	$170,007	34%
Percentage of revenues
Subscriptions	91%	91%			91%	92%
Other	9	9			9	8
Total	100%	100%			100%	100%
Subscriptions revenue.  Subscriptions revenue increased by $204.9 million, or 33%, during fiscal year 2019 as compared to fiscal year 2018. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to expand up market, and increase in sales through our channel partners.
Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services.

Other revenue increased by $24.3 million, or 40%, during fiscal year 2019 as compared to fiscal year 2018, primarily due to the increase in product sales and professional services resulting from the overall growth in our business.
Cost of Revenues and Gross Margin

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenues
Subscriptions	$160,320	$109,454	$50,866	46%	$109,454	$89,193	$20,261	23%
Other	70,723	47,675	23,048	48%	47,675	32,078	15,597	49%
Total cost of revenues	$231,043	$157,129	$73,914	47%	$157,129	$121,271	$35,858	30%
Percentage of revenues
Subscriptions	18%	16%			16%	18%
Other	8%	7%			7%	6%
Gross margins
Subscriptions	80%	82%			82%	81%
Other	17%	22%			22%	16%
Total gross margin %	74%	77%			77%	76%
Subscription cost of revenues and gross margin.  Cost of subscriptions revenues increased by $50.9 million, or 46%, during fiscal year 2019 as compared to fiscal year 2018. Primary drivers of the increase were increases in third-party costs to support our solution offerings of $21.5 million, infrastructure support costs of $19.8 million including amortization expense from acquired intangible assets, and headcount and personnel and contractor related costs of $9.6 million including share-based compensation expense. These factors resulted in a decrease in gross margin.
The increase in headcount and other expense categories described herein was driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base. We expect subscription gross margin to be within a relatively similar range in the future.
Other cost of revenues and gross margin. Cost of other revenues increased by $23.0 million, or 48%, during fiscal year 2019 as compared to fiscal year 2018. This was primarily due to the increase in services personnel costs of $11.1 million including share-based compensation expense, cost of product sales of $10.6 million, and overhead costs of $1.3 million. Other revenues gross margin fluctuates based on timing of completion of professional services projects and discounting on phones.
Research and Development

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$136,363	$101,042	$35,321	35%	$101,042	$75,148	$25,894	34%
Percentage of total revenues	15%	15%			15%	15%
Research and development expenses increased by $35.3 million, or 35%, during fiscal year 2019 as compared to fiscal year 2018, primarily due to increases in personnel and contractor costs of $30.3 million and overhead costs to support our research and development efforts of $4.8 million. Of the total increase in personnel and contractor costs, approximately $20.0 million was primarily driven by headcount growth and $8.2 million was due to higher share-based compensation expense.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.

Sales and Marketing

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing	$439,100	$329,116	$109,984	33%	$329,116	$240,223	$88,893	37%
Percentage of total revenues	49%	49%			49%	48%
Sales and marketing expenses increased by $110.0 million, or 33%, during fiscal year 2019 as compared to fiscal year 2018, primarily due to increases in personnel and contractor costs of $45.2 million, third-party commissions of $27.5 million, amortization of deferred sales commission costs of $10.4 million, costs associated with strategic partnerships and acquisitions of $10.3 million, advertising and marketing costs of $6.6 million, overhead costs to support our marketing efforts of $6.5 million, and travel costs of $2.8 million. Of the total increase in personnel and contractor costs, approximately $31.9 million was primarily due to headcount growth and $11.0 million was due to higher share-based compensation expense.
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
General and Administrative

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$142,027	$102,773	$39,254	38%	$102,773	$72,313	$30,460	42%
Percentage of total revenues	16%	15%			15%	14%
General and administrative expenses increased by $39.3 million, or 38%, during fiscal year 2019 as compared to fiscal year 2018, primarily due to increases in personnel and contractor costs of $31.6 million, business fees and taxes of $3.5 million, professional fees of $2.1 million, and acquisition related costs of $2.4 million, partially offset by a decrease in overhead costs of $1.2 million when compared to prior year. Of the total increase in personnel and contractor cost, approximately $19.1 million was primarily driven by headcount growth and $10.3 million was due to higher share-based compensation expense.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.
Other Income (expense), net

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$(20,512)	$(16,102)	$(4,410)	27%	$(16,102)	$(99)	$(16,003)	nm
Other income, net	9,247	6,475	2,772	43%	6,475	1,491	4,984	nm
Other income (expense), net	$(11,265)	$(9,627)	$(1,638)	17%	$(9,627)	$1,392	$(11,019)	nm
nm - not meaningful
Other expense, net increased by $1.6 million during fiscal year 2019 as compared to fiscal year 2018, primarily driven by an increase in costs associated with strategic partnerships and acquisitions of $10.6 million, interest expense of $4.4 million resulting from the amortization of debt discount and issuance costs of our 0% convertible senior notes due 2023 (“Notes”), offset in part by $8.3 million non-cash gains recognized from our long-term investments, increase of $3.0 million in interest income earned on our cash and cash equivalents, and gain on foreign exchange of $1.6 million.

Net loss
Net loss increased by $27.4 million during fiscal year 2019, mainly due to higher share-based compensation expense of $33.3 million and non-recurring acquisitions and strategic partnership related expenses of $24.1 million, offset by growth in continuing operations, as discussed above.
Liquidity and Capital Resources
As of December 31, 2019 and 2018, we had cash and cash equivalents of $343.6 million and $566.3 million, respectively. We finance our operations primarily through sales to our customers and a majority of our customers are billed monthly. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and all invoicing occurs at the start of the respective subscription period. Revenue is deferred for such advanced billings. We also finance our operations from proceeds from issuance of stock under our stock plans, and proceeds from issuance of debt. We believe that our operations and existing liquidity sources will satisfy our cash requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business, to further strengthen our balance sheet, or for general corporate purposes through public or private equity offerings or through additional debt financing. We also may in the future make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available, or on favorable terms.
The table below provides selected cash flow information for the periods indicated (in thousands):

	Year ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$64,846	$72,130	$41,165
Net cash used in investing activities	(296,780)	(83,448)	(26,387)
Net cash provided by financing activities	9,042	397,255	6,783
Effect of exchange rate changes	169	(800)	(724)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(222,723)	$385,137	$20,837
Net Cash Provided by Operating Activities
Cash provided by operating activities is influenced by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and the increase in the number of customers.
Net cash provided by operating activities was $64.8 million for the year ended December 31, 2019. This was driven by net loss of $53.6 million adjusted for impacts of non-cash adjustments of $205.5 million, partially offset by a net cash used for working capital of $87.0 million driven primarily by timing of cash payments to vendors and cash receipts and prepayments from customers and carriers. The non-cash adjustments resulted primarily from $101.4 million of share-based compensation, $37.9 million of depreciation and amortization, $30.1 million amortization of deferred sales commissions costs, $20.3 million amortization of debt discount and issuance costs related to our convertible notes, and $3.4 million loss and other related costs on investments.
Net cash provided by operating activities for the year ended December 31, 2019, decreased by $7.3 million as compared to the year ended December 31, 2018. This change reflects working capital benefits resulting from payments and collections timing, as well as approximately $37.0 million of one-time payments stemming from our recent partnerships.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of our long-term investments, business acquisitions and purchase of intellectual properties, and capital expenditures and internal-use software. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities was $296.8 million for the year ended December 31, 2019. This was driven by our $135.6 million purchase of long-term investments, $89.1 million cash paid to acquire intellectual property, $44.3 million in capital expenditures including personnel-related costs associated with development of internal-use software, and $27.9 million net cash paid for our acquisition of Connect First, Inc.
Net cash used in investing activities for the year ended December 31, 2019 increased by $213.3 million as compared to the year ended December 31, 2018, primarily due to our $135.6 million purchase of long-term investments, an increase of $70.6 million in cash paid for the acquisition of intangible assets, and higher capital expenditures during 2019.
Net Cash Provided by Financing Activities
Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and issuance of our Notes.
Net cash provided by financing activities was approximately $9.0 million for the year ended December 31, 2019, primarily resulting from $15.2 million in proceeds from the issuance of shares in connection with our stock plans, net of taxes paid. This was partially offset by payments of $5.2 million of contingent consideration associated with acquisitions, and repayment of our financing obligation of $0.9 million.
Net cash provided by financing activities for the year ended December 31, 2019, decreased by $388.2 million as compared to the year ended December 31, 2018, primarily due to proceeds from our Notes issued in 2018.
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
Deferred Revenue
Deferred revenue primarily consists of the unearned portion of invoiced fees for our subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. Customers with annual or multi-year contracts may opt for annual invoicing. For these customers, we generally invoice only one annual subscription period in advance. Therefore, our deferred revenue balance does not capture the full contract value of such multi-year contracts. Accordingly, we believe that deferred revenue is not a reliable indicator of future revenues and we do not utilize deferred revenue as a key management metric internally.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
	Up to 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	16,164	19,812	6,551	5,883	48,410
Financing obligations	2,956	5,912	—	—	8,868
Long-term debt	—	—	460,000	—	460,000
Purchase obligations	55,755	16,220	7,595	17,649	97,219
Total	74,875	41,944	474,146	23,532	614,497
Purchase obligations represent an estimate of open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of December 31, 2019. Although open purchase orders are considered enforceable and legally binding, except for our purchase orders with our inventory suppliers, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our purchase orders with our inventory suppliers are non-cancellable. In addition, we have other obligations for goods and services that we enter into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions. The aggregate of these items represents our estimate of purchase obligations.
Indemnification Obligations
Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2019.
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
Off-Balance Sheet Arrangements
Through December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
We derive our revenues from subscriptions, sale of products, and professional services. Subscriptions revenue is generally recognized over the period of the subscription contract. Subscription contracts typically allow the customers to terminate their services at any time during the first 30 or 60 days of the subscription period and are charged for the term of usage. Upon cancellation during the termination period, customers receive a pro-rata refund for any amounts paid. After the end of the termination period, the contract is non-cancellable and the customer is obligated to pay for the remaining term of the contract. For sale of products, revenue is recognized when control is transferred. For professional services, revenue is recognized as services are rendered.

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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. However, this impact has not been significant in 2019. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During fiscal 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate and Investments Risks
As of December 31, 2019, we had cash and cash equivalents of $343.6 million, a majority of which are held in money-market funds. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. During fiscal year 2019, a hypothetical 10% increase or decrease in overall interest rates would not have had a material on impact our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents.
As of December 31, 2019, we had $386.9 million outstanding of our 0% convertible senior notes due 2023 (the "Notes"). We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
As of December 31, 2019, we had long term investments in convertible and redeemable preferred stock of $132.2 million. These equity investments are subject to market related risks that could decrease or increase the fair value of our holdings. These equity investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings. A fluctuation in the investee's stock price could have an adverse impact on the fair value of our investment. A hypothetical adverse stock price change of 10% could have resulted in a potential decrease of up to $7 million in the fair-value of our investment as of December 31, 2019.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RINGCENTRAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
RingCentral, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Connect First, Inc. on January 14, 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Connect First, Inc.’s internal control over financial reporting associated with approximately 3% of consolidated total assets and approximately 1% of consolidated total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company as of December 31, 2019 also excluded an evaluation of the internal control over financial reporting of Connect First, Inc.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of Audit Evidence Over Subscriptions Revenue
As discussed in Note 1 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company recorded $902.9 million of total revenues for the year ended December 31, 2019, of which $817.8 million related to subscriptions. There are high volumes of subscription transactions processed across multiple information technology (IT) systems.
We identified the evaluation of audit evidence over subscriptions revenue as a critical audit matter. This matter required especially subjective auditor judgment because of the number of IT applications involved in the subscriptions revenue recognition process. This matter also included determining the nature and extent of audit evidence obtained over subscriptions revenue, and the need to involve IT professionals to assist with the performance of certain procedures.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s subscriptions revenue process, including associated IT controls. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscriptions revenue, including the determination of the IT applications subject to testing. We assessed the recorded subscriptions revenue by selecting transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers. We also involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its subscriptions revenue recognition process. In addition, we evaluated the overall sufficiency of audit evidence obtained over subscriptions revenue.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Santa Clara, California
February 26, 2020

RINGCENTRAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$343,606	$566,329
Accounts receivable, net	129,990	94,375
Deferred and prepaid sales commission costs	36,589	23,038
Prepaid expenses and other current assets	25,354	23,772
Total current assets	535,539	707,514
Property and equipment, net	89,230	70,205
Operating lease right-of-use-assets	39,269	—
Long-term investments	132,188	—
Deferred and prepaid sales commission costs, non-current	462,344	55,735
Goodwill	55,278	31,238
Acquired intangibles, net	127,338	19,480
Other assets	9,561	10,154
Total assets	$1,450,747	$894,326
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$34,612	$10,145
Accrued liabilities	138,729	100,687
Deferred revenue	107,372	88,527
Total current liabilities	280,713	199,359
Convertible senior notes, net	386,889	366,552
Operating lease liabilities	28,516	—
Other long-term liabilities	8,929	10,806
Total liabilities	705,047	576,717
Commitments and contingencies (Note 9)

Stockholders' equity
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2019 and 2018; 75,901 and 69,445 shares issued and outstanding at December 31, 2019 and 2018	8	7
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2019 and 2018; 11,039 and 11,601 shares issued and outstanding at December 31, 2019 and 2018	1	1
Additional paid-in capital	1,033,053	551,078
Accumulated other comprehensive income	1,948	2,226
Accumulated deficit	(289,310)	(235,703)
Total stockholders' equity	745,700	317,609
Total liabilities and stockholders' equity	$1,450,747	$894,326

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenues
Subscriptions	$817,811	$612,888	$465,254
Other	85,047	60,736	38,363
Total revenues	902,858	673,624	503,617
Cost of revenues
Subscriptions	160,320	109,454	89,193
Other	70,723	47,675	32,078
Total cost of revenues	231,043	157,129	121,271
Gross profit	671,815	516,495	382,346
Operating expenses
Research and development	136,363	101,042	75,148
Sales and marketing	439,100	329,116	240,223
General and administrative	142,027	102,773	72,313
Total operating expenses	717,490	532,931	387,684
Loss from operations	(45,675)	(16,436)	(5,338)
Other income (expense), net
Interest expense	(20,512)	(16,102)	(99)
Other income, net	9,247	6,475	1,491
Other income (expense), net	(11,265)	(9,627)	1,392
Loss before income taxes	(56,940)	(26,063)	(3,946)
Provision for (benefit from) income taxes	(3,333)	140	258
Net loss	$(53,607)	$(26,203)	$(4,204)
Net loss per common share
Basic and diluted	$(0.64)	$(0.33)	$(0.06)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	83,130	79,500	76,281

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2019	2018	2017
Net loss	$(53,607)	$(26,203)	$(4,204)
Other comprehensive income (loss)
Foreign currency translation adjustments, net	(278)	(772)	261
Comprehensive loss	$(53,885)	$(26,975)	$(3,943)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common stock
	Shares	Amount
Balance as of December 31, 2016	74,383	$7	$366,800	$2,737	$(205,296)	$164,248
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	3,594	1	21,803	—	—	21,804
Issuance of common stock for achievement of Glip related matters	77	—	3,560	—	—	3,560
Share-based compensation	—	—	42,677	—	—	42,677
Changes in comprehensive loss	—	—	—	261	—	261
Net loss	—	—	—	—	(4,204)	(4,204)
Balance as of December 31, 2017	78,054	$8	$434,840	$2,998	$(209,500)	$228,346
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	3,231	—	13,449	—	—	13,449
Shares repurchased	(239)	—	(15,000)	—	—	(15,000)
Share-based compensation	—	—	68,876	—	—	68,876
Equity component of convertible senior notes, net of issuance cost	—	—	98,823	—	—	98,823
Purchase of capped calls	—	—	(49,910)	—	—	(49,910)
Changes in comprehensive loss	—	—	—	(772)	—	(772)
Net loss	—	—	—	—	(26,203)	(26,203)
Balance as of December 31, 2018	81,046	$8	$551,078	$2,226	$(235,703)	$317,609
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	3,723	1	15,160	—	—	15,161
Issuance of common stock in connection with investments	2,171	—	361,000	—	—	361,000
Share-based compensation	—	—	105,815	—	—	105,815
Changes in comprehensive loss	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(53,607)	(53,607)
Balance as of December 31, 2019	86,940	$9	$1,033,053	$1,948	$(289,310)	$745,700
See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(53,607)	$(26,203)	$(4,204)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,870	23,273	16,214
Share-based compensation	101,354	68,088	42,060
Amortization of deferred sales commission cost	30,134	19,754	12,623
Amortization of debt discount and issuance cost	20,337	15,918	—
Reduction of operating lease right-of-use assets	13,256	—	—
Loss (gain) and other related costs on investments	3,369	—	—
Foreign currency remeasurement (gain) loss	(105)	951	(666)
Provision for bad debt	2,949	3,091	1,674
Deferred income taxes	(737)	(303)	(47)
Tax benefit from release of valuation allowance	(3,210)	—	—
Other	240	614	181
Changes in assets and liabilities:
Accounts receivable	(37,163)	(47,877)	(17,903)
Deferred and prepaid sales commission costs	(102,303)	(45,232)	(32,469)
Prepaid expenses and other current assets	(1,575)	(342)	(6,199)
Other assets	764	279	1,533
Accounts payable	21,753	2,783	176
Accrued liabilities	27,095	33,695	9,918
Deferred revenue	18,845	24,780	18,298
Operating lease liabilities	(13,830)	—	—
Other liabilities	(590)	(1,139)	(24)
Net cash provided by operating activities	64,846	72,130	41,165
Cash flows from investing activities
Purchases of property and equipment	(27,767)	(27,123)	(19,497)
Capitalized internal-use software	(16,526)	(11,421)	(7,420)
Cash paid for business combination, net of cash acquired	(27,870)	(26,434)	—
Purchases of long-term investments	(135,557)	—	—
Cash paid for acquisition of intangible assets	(89,060)	(18,470)	—
Restricted investments	—	—	530
Net cash used in investing activities	(296,780)	(83,448)	(26,387)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	449,457	—
Payments for capped call transactions and costs	—	(49,910)	—
Repurchase of common stock	—	(15,000)	—
Proceeds from issuance of stock in connection with stock plans	29,827	20,621	25,495
Taxes paid related to net share settlement of equity awards	(14,666)	(7,172)	(3,691)
Payment of contingent consideration for business combination	(5,176)	—	—
Repayment of financing obligations	(943)	(741)	(181)
Repayment of debt	—	—	(14,840)
Net cash provided by financing activities	9,042	397,255	6,783
Effect of exchange rate changes	169	(800)	(724)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(222,723)	385,137	20,837
Cash, cash equivalents, and restricted cash
Beginning of year	566,329	181,192	160,355
End of year	$343,606	$566,329	$181,192
Supplemental disclosure of cash flow data:
Cash paid for interest	$189	$40	$116
Cash paid for income taxes, net of refunds	$996	$433	$216
Non-cash investing and financing activities
Cash held for future indemnity claims and other potential future payments	$7,148	$971	$—
Equipment and capitalized internal-use software purchased and unpaid at period end	$5,215	$4,785	$1,699
Common stock issued for acquisition of intangible assets	$16,450	$—	$—
Common stock issued for prepaid and deferred sales commission cost	$345,000	$—	$—
Reclassification from intangible assets to prepaid services	$—	$8,223	$—
Equipment acquired under financing obligations	$—	$4,513	$—
Earnout related matters, including issuance of common stock for milestone achievements	$—	$5,375	$3,560
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results could differ from these estimates.
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
Allowance for Doubtful Accounts
For the years ended December 31, 2019 and 2018, a significant portion of revenues were realized from credit card transactions while the remaining revenues generated accounts receivable. The portion of revenues billed to customers through invoices with payment terms has increased year over year. The Company determines provisions based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Balance at beginning of year	Provision, net of recoveries	Write-offs	Balance at end of year
Year ended December 31, 2019
Allowance for doubtful accounts	$2,506	$2,949	$3,097	$2,358
Year ended December 31, 2018
Allowance for doubtful accounts	$712	$3,091	$1,297	$2,506
Year ended December 31, 2017
Allowance for doubtful accounts	$434	$1,674	$1,396	$712

Long-Term Investments
Long-term investments consist of convertible and redeemable preferred securities in which the Company does not have a controlling interest or significant influence. These investments are recorded at fair value using both observable and unobservable inputs and the valuation requires judgment. These investments are reported at fair value in long-term investments in the Consolidated Balance Sheets. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net in the Consolidated Statement of Operations.
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
For the years ended December 31, 2019 and 2018, the Company capitalized $18.5 million and $11.7 million, net of impairment, of internal-use software development costs, respectively. The carrying value of internal-use software development costs was $35.6 million and $22.2 million at December 31, 2019 and 2018, respectively.
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

The Company evaluates the recoverability of property and equipment and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. Recoverability of these assets or asset groups is measured by comparing the carrying amounts of such assets or asset groups to the future undiscounted cash flows that such assets or asset groups are expected to generate. If this evaluation indicates that the carrying amount of the assets or asset groups is not recoverable, the carrying amount of such assets or asset groups is reduced to its estimated fair value.
Maintenance and repairs are charged to expense as incurred.
Leases
Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) ("Topic 842"), issued by the Financial Accounting Standards Board (“FASB”), as discussed in Note 2.

The Company determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (“ROU”) assets are presented separately on the Company's Consolidated Balance Sheet. Operating lease liabilities are separated into a current portion, included within accrued liabilities on the Company's Consolidated Balance Sheet, and a non-current portion included within operating lease liabilities on the Company's Consolidated Balance Sheet. The Company does not have significant finance lease ROU assets or liabilities. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.
The Company’s lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. Because the rate implicit in the lease is not readily determinable, the Company generally uses an incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The Company factors in publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The Company's ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.
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
Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level at a minimum on an annual basis or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company conducted its annual impairment test of goodwill in the fourth quarter of 2019 and 2018 and determined that no adjustment to the carrying value of goodwill was required.
Intangible assets consist of purchased customer relationships and developed technology. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to five years. No residual value is estimated for intangible assets.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to larger direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. At December 31, 2019 and 2018, and for the years then ended, none of the Company’s customers accounted for more than 10% of total accounts receivable, total revenues, or subscription revenues. For the year ended December 31, 2017, one of the Company’s resellers accounted for 11% of the Company’s total revenues, and 12% of the Company’s subscription revenues.

During the years ended December 31, 2019, 2018 and 2017, the Company contracted a significant portion of its software development efforts from third-party vendors located in Russia and Ukraine. A cessation of services provided by these vendors could result in a disruption to the Company’s research and development efforts.
Revenue Recognition
The Company derives its revenues primarily from subscriptions, sale of products, and professional services. Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
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
Subscriptions revenue
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
Other revenue
Other revenue includes revenue generated from sale of pre-configured phones, professional implementation services, and phone rentals.

Phone revenue is recognized upon transfer of control to the customer which is generally upon shipment from the Company’s or its designated agents' warehouse. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
The Company offers professional services to support implementation and deployment of its subscription services. Professional services do not result in significant customization of the product and are generally short-term in duration. The majority of the Company’s professional services contracts are on a fixed price basis and revenue is recognized when services are delivered.
Principal vs. Agent
A portion of the Company’s subscriptions and product revenues are generated through sales by resellers and carrier partners. When the Company controls the performance of contractual obligations to the customer, it records these revenues at the gross amount paid by the customer with amounts retained by the resellers recognized as sales and marketing expense. The Company assesses control of goods or services when it is primarily responsible for fulfilling the promise to provide the good or service, has inventory risk and has discretion in establishing the price. When a reseller assumes the majority of these factors in assessing control, the Company records the associated revenue at the net amount received from the reseller.
Deferred and prepaid sales commission costs
The Company capitalizes sales commission expenses and associated payroll taxes paid to internal sales personnel and resellers, who sell the Company’s solutions. The resellers are selling agents for the Company and earn sales commissions which are directly tied to the value of the contracts that the Company enters with the end-user customers. These sales commissions are incremental costs the Company incurs to obtain contracts with its end-user customers. The Company pays sales commissions on initial contracts and contracts for increased purchases with existing customers (expansion contracts). The Company does not pay sales commissions for contract renewals.
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
Cost of Revenues
Cost of subscriptions revenue primarily consists of costs of network capacity purchased from third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place the Company’s servers in data centers owned by third-parties, depreciation of the servers and equipment, along with related utilities and maintenance costs, personnel costs associated with customer care and support of the functionality of the Company’s platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology. Cost of subscriptions revenue is expensed as incurred.
Cost of other revenue is comprised primarily of the cost associated with purchased phones, shipping costs, costs of professional services, and allocated costs of facilities and information technology related to the procurement, management and shipment of phones. Cost of other revenue is expensed in the period product is delivered to the customer.
Share-Based Compensation
Share-based compensation expense resulting from options, restricted stock units (“RSUs”), performance-based awards, and employee stock purchase plan (“ESPP”) rights granted is measured as the grant date fair value of the award and is generally recognized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period. The Company estimates the fair value of stock options, ESPP rights, and performance-based awards using the Black-Scholes-Merton option-pricing model. The Company estimates the fair value of RSUs as the closing market value of its Class A Common Stock on the grant date. For awards with performance-based and service-based conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions. The effect of a change in the estimated number of performance-based awards expected to be earned is recognized in the period those estimates are revised. Compensation expense is recognized net of estimated forfeiture activity, which is based on historical forfeiture rates.

Research and Development
Research and development expenses consist primarily of third-party contractor costs, personnel costs, technology license expenses, and depreciation associated with research and development equipment. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $59.9 million, $58.3 million, and $42.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2019, except for deferred tax assets associated with its subsidiary in China, the Company recorded a full valuation allowance against all other net deferred tax assets due to its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Segment Information
The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Indemnification
Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if its subscriptions infringe upon a third-party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions. The Company has not accrued any material liabilities related to such obligations as of December 31, 2019 and 2018.
Recent Accounting Pronouncements Not Yet Adopted
In June 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements, which expands the disclosure requirements for Level 3 fair value measurements and expands disclosures for entities that calculate net assets value. This new standard is effective for the Company's interim and annual reporting periods beginning January 1, 2020, and early adoption permitted. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses on certain financial instruments.

This new standard is effective for the Company's interim and annual reporting periods beginning January 1, 2020, and earlier adoption is permitted. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Accounting Standards Update (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The ASU is effective for calendar year-end public entities on January 1, 2021. Entities may early adopt the ASU in any interim period for which financial statements have not yet been issued (or made available for issuance). The Company has not yet adopted the new guidance and is currently analyzing the tax impact, but does not anticipate any material impacts upon adoption.
Note 2. Impact of Recently Adopted Accounting Pronouncements
On January 1, 2019, the Company adopted Topic 842, which requires recognition of ROU assets and lease liabilities for most leases on the Company’s Consolidated Balance Sheet. The Company adopted Topic 842 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust its comparative periods' financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption (i.e., January 1, 2019). The Company elected the package of practical expedients which allowed the Company not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. The Company also elected the practical expedient to not separate lease and non-lease components for its facility leases, and to not recognize ROU assets and liabilities for short-term leases.
The standard had an impact on the Company’s Consolidated Balance Sheet but did not have a significant impact on its Consolidated Statement of Operations or Cash Flows. The impact on the Company's Consolidated Balance Sheet was the recognition of ROU assets and lease liabilities for operating leases.
The adoption of this new standard at January 1, 2019, resulted in the following changes:

•	assets increased by $33.5 million, representing the recognition of ROU assets; and

•	liabilities increased by $33.5 million, primarily representing the recognition of lease liabilities.
Note 3. Revenues and Cost of Revenue
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Year ended December 31,
	2019	2018	2017
Primary geographical markets
North America	93%	95%	96%
Others	7%	5%	4%
Total revenues	100%	100%	100%

The Company derived over 90%, and approximately 88% and 84% of subscription revenues from RingCentral Office product for the years ended December 31, 2019, 2018 and 2017, respectively.
Deferred revenue
During the year ended December 31, 2019, the Company recognized revenue of $88.3 million that was included in the corresponding deferred revenue balance at the beginning of the year.

Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of December 31, 2019 that has not yet been recognized was approximately $0.9 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 55% of this balance over the next 12 months and 45% thereafter.
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, professional services, and phone rentals. Product revenues were $42.9 million, $34.4 million, and $26.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cost of product revenues were $40.0 million, $30.9 million, and $25.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 4. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Cash	$46,295	$80,457
Money market funds	297,311	485,872
Total cash and cash equivalents	$343,606	$566,329

The Company has no restricted cash balance as of December 31, 2019. The Company had an immaterial restricted cash balance, included in the cash balances above, as of December 31, 2018.
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accounts receivable	$114,745	$82,740
Unbilled accounts receivable	17,603	14,141
Allowance for doubtful accounts	(2,358)	(2,506)
Accounts receivable, net	$129,990	$94,375
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Prepaid expenses	$16,249	$14,805
Inventory	401	199
Other current assets	8,704	8,768
Total prepaid expenses and other current assets	$25,354	$23,772

Property and equipment, net consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Computer hardware and software	$120,841	$103,766
Internal-use software development costs	48,419	29,886
Furniture and fixtures	7,690	5,896
Leasehold improvements	11,327	6,863
Property and equipment, gross	188,277	146,411
Less: accumulated depreciation and amortization	(99,047)	(76,206)
Property and equipment, net	$89,230	$70,205

Total depreciation and amortization expense related to property and equipment was $27.2 million, $18.9 million, and $15.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The carrying value of goodwill is as follows (in thousands):

December 31, 2019
Balance at December 31, 2018	$31,238
Connect First acquisition	24,465
Foreign currency translation adjustments	(425)
Balance at December 31, 2019	$55,278

The carrying values of intangible assets are as follows (in thousands):

		December 31, 2019			December 31, 2018
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 to 5 years	$21,245	$8,178	$13,067	$20,121	$4,460	$15,661
Developed technology	3 to 5 years	123,547	9,276	114,271	6,098	2,279	3,819
Total acquired intangible assets		$144,792	$17,454	$127,338	$26,219	$6,739	$19,480

Amortization expense from acquired intangible assets for the years ended December 31, 2019, 2018 and 2017 was $10.7 million, $4.4 million and $0.8 million, respectively. Amortization of developed technology is included in cost of revenues expenses and amortization of customer relationships is included in sales and marketing expenses in the consolidated statements of operations. As of December 31, 2019, the weighted-average amortization period for developed technology is approximately 3.9 years and for customer relationships is approximately 2.8 years.
Estimated amortization expense for acquired intangible assets for the following five fiscal years and thereafter is as follows (in thousands):

2020	$34,274
2021	34,016
2022	28,416
2023	16,477
2024 and thereafter	14,155
Total estimated amortization expense	$127,338

Accrued liabilities consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued compensation and benefits	$30,541	$20,932
Accrued sales, use, and telecom related taxes	25,757	19,609
Accrued marketing	17,505	12,291
Operating lease liabilities, short-term	14,249	—
Other accrued expenses	50,677	47,855
Total accrued liabilities	$138,729	$100,687

Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs for the years ended December 31, 2019, 2018 and 2017 were $30.1 million, $19.8 million and $12.6 million, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 5. Fair Value of Financial Instruments
The Company measures and reports certain cash equivalents, including money market funds and certificates of deposit, in addition to its long-term investments at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$297,311	$297,311	$—	$—
Noncurrent assets:
Long-term investments	132,188	—	—	132,188

	Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$485,872	$485,872	$—	$—
Noncurrent assets:
Long-term investments	—	—	—	—

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Convertible Senior Notes
As of December 31, 2019, the fair value of the 0% convertible senior notes due 2023 (the “Notes”) was approximately $929.2 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Long-Term Investments
As of December 31, 2019, the fair value of the Company's long-term investments in convertible and redeemable preferred stock was $132.2 million. The Company classifies its long-term investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. These investments are reported at fair value in long-term investments in the Consolidated Balance Sheets. During fiscal year 2019, the Company's total unrealized gains (losses) recorded in other income (expense), net, was $6.6 million.

Note 6. Business Combinations, Strategic Partnerships, and Asset Acquisitions
2019 Business Combination
Connect First Acquisition

On January 14, 2019, the Company acquired the equity interests of Connect First, Inc. (“Connect First”), a cloud-based outbound/blended customer engagement platform for midsize and enterprise companies. The acquisition complements the Company’s current Customer Engagement portfolio to provide differentiated customer experiences.

The total purchase price of approximately $36.4 million consisted of cash of $29.3 million and $7.1 million held to cover indemnity claims made by the Company after the closing date. In connection with the acquisition, the Company granted $4.0 million in restricted stock units, which vest over four years.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

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
2019 Strategic Partnerships and Asset Purchases
In October 2019, the Company entered into certain agreements for a strategic partnership with Avaya Holdings Corp. (“Avaya”) and its subsidiaries, including Avaya Inc. In connection with the strategic partnership, the Company purchased $125.0 million aggregate principal amount of 3% convertible and redeemable preferred stock, with a conversion price of $16.00 per share, representing an approximately 6% position in Avaya on an as-converted basis. The Company also paid Avaya $345.0 million in the Company's common stock, predominantly for future commissions, which was capitalized and will be amortized over the expected benefit period. The transaction closed on October 31, 2019. The investment in preferred securities in which the Company does not have a controlling interest or significant influence are measured at fair value with changes recorded through other income (expense) in the Consolidated Statement of Operations. The advance payment represents prepayment for cost to obtain contracts with customers. The Company also purchased intellectual property rights, which have been capitalized as an intangible asset and will be amortized over the useful life of three years.
In the fourth quarter of 2019, the Company also entered into a commercial agreement with another unrelated strategic partner for a one-time upfront consideration towards acquisition of certain intellectual property rights and commercial arrangement. Under the commercial agreement the Company's strategic partner shall be engaged as its agent in marketing and sale of its product, which represents advance payment for cost to obtain contracts with customers.
In addition to the above transactions, the Company also separately entered into arrangements with unrelated third parties to acquire intellectual property rights during the fourth quarter of 2019.
In connection with the above transactions, the Company recorded in aggregate $105.5 million in acquired intangible assets relating to developed technology on the Consolidated Balance Sheet, which will be amortized over their respective useful life of three to five years. The Company also recorded $371.1 million as deferred and prepaid sales commission costs representing cost to obtain contracts with customers. The prepaid assets will be amortized over their useful life based on the pattern of benefit since they are considered to be incremental customer acquisition costs.

2018 Business Combination
Dimelo Acquisition
On October 22, 2018, the Company acquired Dimelo SA (“Dimelo”), a cloud-based digital customer engagement platform. The acquisition expanded the Company’s platform and enabled its customers to manage all their digital customer interactions through a single platform. The total purchase price of approximately $36.1 million consisted of cash of $30.7 million and the acquisition date fair value of contingent consideration of $5.4 million. In connection with the acquisition, the Company has agreed to grant $3.3 million in restricted stock units that vest over four years.
The contingent consideration was based on the achievement of specified performance targets through the end of the second quarter of 2019. The Company settled the contingent consideration in the fourth quarter of 2019 for approximately $7.0 million.
The allocation of the purchase price of the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

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
2018 Acquired Customer Base
On January 16, 2018, the Company acquired from AT&T the existing customer base of the RingCentral Office@Hand solution, which was previously sold by AT&T, for a total fair value of the purchase consideration of $24.0 million, of which $20.0 million was cash payment upon closing of the transaction. The transaction was accounted for as an asset acquisition. Subsequently on August 31, 2018, the Company and AT&T entered into a revised agreement through June 30, 2024, under which AT&T resumed reselling RingCentral solutions to its customers and will obtain control over the non-transitioned customer base. The value of the customer base that transitioned to the Company is reflected as a customer relationship asset of approximately $10.0 million, to be amortized over the expected useful life of five years.
Note 7. Convertible Senior Notes
In March 2018, the Company issued $460.0 million aggregate principal amount of 0% convertible senior notes due 2023 in a private placement, including the exercise in full of the over-allotment options of the initial purchasers. The Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the Notes does not accrete. The Notes may bear special interest under specified circumstances as outlined in the indenture governing the Notes (the “Indenture”) or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on March 15, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $449.5 million.
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
During the quarter ended December 31, 2019, the stock price condition allowing holders of the Notes to convert was met. As a result, holders have the option to convert their Notes at any time during the fiscal quarter ending March 31, 2020. There were no conversions of the Notes during the year ended December 31, 2019. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

December 31, 2019
Principal	$460,000
Unamortized discount	(67,350)
Unamortized issuance cost	(5,761)
Net carrying amount	$386,889
The net carrying amount of the equity component of the Notes was as follows (in thousands):

December 31, 2019
Proceeds allocated to the conversion option (debt discount)	$101,141
Issuance cost	(2,318)
Net carrying amount	$98,823

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Year ended December 31,
	2019	2018	2017
Amortization of debt discount	$18,920	$14,872	$—
Amortization of debt issuance cost	1,417	1,046	—
Total interest expense related to the Notes	$20,337	$15,918	$—

In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $81.45 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $119.035 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.6 million shares of Class A Common Stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls settle in components commencing January 13, 2023 with the last component expiring on March 13, 2023. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $49.9 million incurred to purchase the Capped Call transactions was recorded as a reduction to additional paid-in capital on the Company's Consolidated Balance Sheets.
Note 8. Leases
The Company primarily leases facilities for office and datacenter space under non-cancelable operating leases for its U.S. and international locations. As of December 31, 2019, non-cancelable leases expire on various dates between 2020 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2019, the components of leases and lease costs are as follows (in thousands):

December 31, 2019
Operating leases
Operating lease right-of-use assets	$39,269

Accrued liabilities	$14,249
Operating lease liabilities	28,516
Total operating lease liabilities	$42,765

	Year ended December 31,
	2019	2018
Lease Cost
Operating lease cost (a)	$17,584	$—

(a) Includes short-term leases and variable lease costs, which are immaterial.
The Company recognized rent expense on operating lease facilities of $6.9 million and $5.5 million for the years ended December 31, 2018 and 2017.

Maturities of operating lease liabilities as of December 31, 2019 are presented in the table below (in thousands):

Year Ending December 31,
2020	$16,164
2021	12,162
2022	7,650
2023	5,197
2024	1,354
2025 onwards	5,883
Total future minimum lease payments	48,410
Less: Imputed interest	(5,645)
Present value of lease liabilities	$42,765

Other supplemental information as of December 31, 2019 is as follows (in thousand):

December 31, 2019
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	4.2
Weighted-average operating lease discount rate	5%

Year ended December 31, 2019
Supplemental Cash Flow Information
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$15,709

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$18,584

As of December 31, 2019, the Company has additional operating leases of approximately $2.0 million that have not yet commenced and as such, have not yet been recognized on the Company’s Consolidated Balance Sheet. These operating leases are expected to commence in the first quarter of 2020 with lease terms up to three years.
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

TCPA Matter
On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the Telephone Consumer Protection Act (“TCPA”) and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others. Hurley alternatively alleged that the Company was vicariously liable for the actions of the other co-defendants. Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims. The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part the Company’s motion to dismiss. The district court dismissed Hurley’s vicarious liability claim but allowed Hurley’s TCPA claim to proceed. The Company filed its answer and affirmative defenses to the second amended complaint on October 18, 2018. Plaintiff filed a motion to certify a class on July 9, 2019. The Company and another defendant filed oppositions to the motion, which have been fully briefed and is pending decision by the court. Discovery closed on October 25, 2019. The Company filed a motion for summary judgment on November 14, 2019. The plaintiff opposed the motion, which has been fully briefed and is pending decision by the court. The parties mediated the case before a private mediator on January 23, 2020, at which time a tentative settlement was achieved. The settlement will need to be approved by the court. Meanwhile, the court has issued an order holding the case in abeyance pending approval of the settlement. The Consolidated Financial Statements include an accrual for the estimated loss that is expected to occur.
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
Other matter
On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda, against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral fraudulently and in bad faith. The Company seeks its costs incurred in negotiating under the Letter of Intent ("LOI") that the parties entered into and damages for lost opportunity as a result of forgoing another acquisition opportunity, and attorneys’ fees and costs. On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of its executive officers alleging breach of the LOI as well as tort claims arising from the Company's allegedly inducing Bright Pattern to enter into the LOI and subsequent extensions while allegedly misstating the timeframe for the proposed transaction. As damages, Bright Pattern seeks audit fees it allegedly incurred, a $5 million break-up fee, its alleged “cash burn” during the negotiations, and unspecified lost opportunity damages. The Company filed a demurrer to Bright Pattern’s amended cross-complaint, as well as a related motion to strike. This litigation is still in early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s Consolidated Financial Statements, it is not possible to provide an estimated amount of any loss or range of loss that may occur. The Company intends to vigorously prosecute and defend this lawsuit.
Employee Agreements
The Company has signed various employment agreements with executives and key employees pursuant to which if the Company terminates their employment without cause or if the employee terminates his or her employment for good reason following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and RSUs and continued COBRA coverage. As of December 31, 2019, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.
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
Preferred Stock
The board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B common stock. As of December 31, 2019 and 2018, there were 100,000,000 shares of preferred stock authorized and no shares issued or outstanding.
Class A and Class B Common Stock
The Company has authorized 1,000,000,000 and 250,000,000 shares of Class A common stock and Class B common stock for issuance. Holders of Class A common stock and Class B common stock have identical rights for matters submitted to a vote of the Company’s stockholders. Holders of Class A common stock are entitled to one vote per share of Class A common stock and holders of Class B common stock are entitled to 10 votes per share of Class B common stock. Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters (including the election of directors) except for specific circumstances that would adversely affect the powers, preferences, or rights of a particular class of common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of Class A and Class B common stock share equally, identically and ratably, on a per share basis, with respect to any dividend or distribution of cash, property or shares of the Company’s capital stock. Holders of Class A and Class B common stock also share equally, identically, and ratably in all assets remaining after the payment of any liabilities and liquidation preferences and any accrued or declared but unpaid dividends, if any, with respect to any outstanding preferred stock at the time. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically to Class A common stock upon: (i) the date specified by an affirmative vote or written consent of holders of at least 67% of the outstanding shares of Class B common stock, or (ii) the seven years anniversary of the closing date of the initial public offering (October 2, 2020).
Shares of Class A common stock reserved for future issuance were as follows (in thousands):

December 31, 2019
Preferred stock	100,000
Class B common stock	11,039
2013 Employee stock purchase plan	3,919
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	5,505
Available for future grants	15,529
135,992

Note 11. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Consolidated Statements of Operations is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Cost of revenues	$8,741	$4,982	$3,735
Research and development	23,132	14,975	9,550
Sales and marketing	38,325	27,324	16,015
General and administrative	31,156	20,807	12,760
Total share-based compensation expense	$101,354	$68,088	$42,060

A summary of share-based compensation expense by award type is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Options	$986	$3,433	$6,803
Employee stock purchase plan rights	4,176	3,094	2,177
Restricted stock units	96,192	61,561	33,080
Total share-based compensation expense	$101,354	$68,088	$42,060

Equity Incentive Plans
In September 2013, the Board adopted and the Company’s stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on September 26, 2013. In connection with the adoption of the 2013 Plan, the Company terminated the 2010 Equity Incentive Plan (“2010 Plan”), under which stock options had been granted prior to September 26, 2013. The 2010 Plan was established in September 2010, when the 2003 Equity Incentive Plan (“2003 Plan”) was terminated. After the termination of the 2003 and 2010 Plans, no additional options were granted under these plans; however, options previously granted under these plans will continue to be governed by these plans and will be exercisable into shares of Class B common stock. In addition, options authorized to be granted under the 2003 and 2010 Plans, including forfeitures of previously granted awards, are authorized for grant under the 2013 Plan.
A total of 6,200,000 shares of Class A common stock were originally reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A common stock; (ii) 5% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2019, a total of 4,052,295 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. As of December 31, 2019, a total of 15,528,723 shares remain available for grant under the 2013 Plan.
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

A summary of option activity under all of the Company’s equity incentive plans at December 31, 2019 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	7,384	$10.59	5.3	$74,065
Granted	25	23.99
Exercised	(1,722)	10.39
Canceled/Forfeited	(401)	16.04
Outstanding at December 31, 2017	5,286	$10.30	4.2	$201,480
Granted	—	—
Exercised	(1,138)	8.17
Canceled/Forfeited	(17)	18.79
Outstanding at December 31, 2018	4,131	$10.86	3.3	$295,921
Granted	—	—
Exercised	(1,742)	8.53
Canceled/Forfeited	(132)	2.73
Outstanding at December 31, 2019	2,257	$13.13	2.5	$351,428
Vested and expected to vest as of December 31, 2019	2,259	$13.13	2.5	$351,362
Excercisable as of December 31, 2019	2,243	$13.10	2.5	$349,002

There were no options granted for the year ended December 31, 2019 and 2018. The total intrinsic value of options exercised during year ended December 31, 2019, 2018 and 2017 were $215.5 million, $74.6 million, and $41.2 million, respectively.
Valuation Assumptions
The Company estimated the fair values of each option awarded on the date of grant using the Black-Scholes-Merton option-pricing model, which requires inputs including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield.
The weighted-average assumptions used in the option-pricing model and the resulting grant date fair value of stock options granted in 2017 were as follows:

Year Ended
December 31, 2017
Expected term for employees (in years)	4.4
Expected term for non-employees (in years)	4.6
Expected volatility	44%
Risk-free interest rate	1.78%
Expected dividend yield	0%
Grant date fair value of employee options	$9.08

As of December 31, 2019 and 2018, there was an immaterial amount and $1.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.3 years and 0.8 years, respectively.
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

The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2019, a total of 810,459 shares of Class A common stock were added to the ESPP Plan in connection with the annual increase provision. At December 31, 2019, a total of 3,918,712 shares were available for issuance under the ESPP.
The weighted-average assumptions used to value ESPP rights under the Black-Scholes-Merton option-pricing model and the resulting offering grant date fair value of ESPP rights granted in the periods presented were as follows:

	Year ended December 31,
	2019	2018	2017
Expected term (in years)	0.5	0.5	0.5
Expected volatility	47%	42%	34%
Risk-free interest rate	2.01%	2.31%	1.20%
Expected dividend yield	0%	0%	0%
Offering grant date fair value of ESPP rights	$33.66	$18.07	$9.52

As of December 31, 2019 and 2018, there was approximately $2.3 million and $1.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.4 years, respectively.
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at December 31, 2019 and changes during the periods then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	3,554	$18.01	$73,261
Granted	3,005	30.20
Released	(1,680)	19.54
Canceled/Forfeited	(598)	20.91
Outstanding at December 31, 2017	4,281	$25.51	$207,197
Granted	1,746	67.64
Released	(1,971)	30.50
Canceled/Forfeited	(495)	34.99
Outstanding at December 31, 2018	3,561	$42.09	$293,523
Granted	2,069	122.35
Released	(1,906)	50.99
Canceled/Forfeited	(475)	60.38
Outstanding at December 31, 2019	3,249	$85.39	$548,145

As of December 31, 2019 and 2018, there was a total of $198.3 million and $107.9 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.3 years and 2.4 years, respectively.
Bonus Plan
In December 2017, the Company's board of directors (the "Board") adopted the Selective 2018 Key Employee Equity Bonus Plan (the "2018 KEEB Plan”), which became effective on January 1, 2018, and in December 2018, the Board adopted the Selective 2019 Key Employee Equity Bonus Plan (the "2019 KEEB Plan" and together with the 2018 KEEB Plan the "KEEB Plans"), which became effective on January 1, 2019. Both of the KEEB Plans allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the year ended December 31, 2019 and 2018, 0.1 million and 0.1 million RSUs were issued under the KEEB Plans, respectively. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $1.0 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the KEEB Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 12. Income Taxes
Net loss before provision for (benefit from) income taxes consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
United States	$(64,822)	$(29,584)	$(5,883)
International	7,882	3,521	1,937
Total net loss before provision for (benefit from) income taxes	$(56,940)	$(26,063)	$(3,946)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Current
Federal	$—	$—	$—
State	150	61	49
Foreign	464	382	256
Total current	$614	$443	$305
Deferred
Federal	$(2,765)	$—	$—
State	(445)	—	—
Foreign	(737)	(303)	(47)
Total deferred	(3,947)	(303)	(47)
Total income tax provision	$(3,333)	$140	$258

The provision for (benefit from) income tax differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Federal tax benefit at statutory rate	$(11,957)	$(5,473)	$(1,341)
State tax, net of federal tax benefit	(233)	48	32
Research and development credits	(5,312)	(3,284)	(707)
Share-based compensation	(58,780)	(25,170)	(18,154)
Other permanent differences	3,149	1,325	814
Change in U.S. federal Tax Rate	—	—	33,254
Foreign tax rate differential	(799)	(288)	(445)
Net operating (gains) losses not recognized	73,364	32,982	(13,195)
Release of valuation allowance associated with acquisitions	(2,765)	—	—
Total income tax provision	$(3,333)	$140	$258
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

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2019	2018
Deferred tax assets
Net operating loss and credit carry-forwards	$196,930	$109,812
Research and development credits	24,452	16,380
Sales tax liability	157	258
Share-based compensation	5,937	5,435
Accrued liabilities	6,612	5,135
Gross deferred tax assets	234,088	137,020
Valuation allowance	(180,090)	(94,118)
Total deferred tax assets	53,998	42,902
Deferred tax liabilities
Convertible debt discount	(16,701)	(21,035)
Deferred sales commissions	(28,601)	(18,253)
Acquired intangibles	(3,857)	(2,670)
Property and equipment	(6,731)	(3,573)
Net deferred tax (liabilities) assets	$(1,892)	$(2,629)
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
In connection with the acquisition of Connect First on January 14, 2019, a net deferred tax liability of $3.2 million was established, the most significant component of which is related to the book/tax basis differences associated with the acquired technology and customer relationships. The net deferred tax liability from this acquisition created an additional source of income to realize deferred tax assets. As the Company continues to maintain a full valuation allowance against its deferred tax assets, this additional source of income resulted in the release of the Company’s previously recorded valuation allowance against deferred assets. Consistent with the applicable guidance the release of the valuation allowance of $3.2 million caused by the acquisition was recorded in the consolidated financial statements outside of acquisition accounting as a tax benefit to the Consolidated Statements of Operations.
As of December 31, 2019, the Company has federal net operating loss carryforwards of approximately $782.7 million, of which approximately $272.9 million expire between 2023 and 2037 and the remainder do not expire. As of December 31, 2019, the Company had state net operating loss carryforwards of approximately $675.6 million which will begin to expire in 2021. The Company also has research credit carryforwards for federal and California tax purposes of approximately $20.2 million and $15.7 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2028 and the California research credits carry forward indefinitely.
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
The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2019, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $86.0 million, $18.2 million, respectively.

In accordance with ASC 740-10, Income Taxes, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes.
The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2019 (in thousands):

	2019	2018	2017
Unrecognized tax benefits, beginning of the year	$6,029	$3,004	$2,460
Increases related to prior year tax positions	—	1,050	—
Decreases related to prior year tax positions	(48)	—	(3)
Increases related to current year tax positions	2,984	1,975	547
Unrecognized tax benefits, end of year	$8,965	$6,029	$3,004

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
The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net loss	$(53,607)	$(26,203)	$(4,204)
Denominator
Weighted-average common shares for basic and diluted net loss per share	83,130	79,500	76,281
Basic and diluted net loss per share	$(0.64)	$(0.33)	$(0.06)

The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2019	2018	2017
Shares of common stock issuable under equity incentive plans outstanding	6,832	8,943	10,806
Convertible senior notes	1,905	79	—
Potential common shares excluded from diluted net loss per share	8,737	9,022	10,806

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

Note 14. Geographic Concentrations
Revenues by geographic location are based on the billing address of the customer. More than 90% of the Company’s revenues are from the U.S. for fiscal years ended December 31, 2019, 2018, and 2017. No other individual country exceeded 10% of total revenues for fiscal years ended December 31, 2019, 2018, and 2017.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2019 and 2018, approximately 89% and 67% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. France represented 8% and 26% of the Company’s consolidated long-lived assets, including fair value adjustments relating to the acquisition of Dimelo. There was no other single country outside of the U.S. representing 10% or more of the Company’s consolidated long-lived assets as of December 31, 2019 and 2018.
Note 15. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Substantially all of the U.S. employees are eligible to make contributions to the 401(k) plan. On July 1, 2017, the Company implemented a 401(k) employer match, based on the amount of the employees’ contributions subject to certain limitations. Employer contributions were $4.1 million, $2.9 million, and $1.1 million for the years ended December 31, 2019, 2018 and 2017.
Note 16. Selected Quarterly Financial Data (unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the years ended December 31, 2019 and 2018 (in thousands except per share data):

	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Consolidated Statements of Operations Data
Revenues	$252,865	$233,352	$215,152	$201,489	$188,624	$173,825	$160,832	$150,343
Gross profit	185,992	173,647	161,522	150,654	144,509	134,551	122,766	114,669
Operating loss	(20,369)	(10,663)	(7,180)	(7,463)	(3,404)	(7,027)	(4,654)	(1,351)
Net loss	(25,257)	(12,749)	(9,243)	(6,358)	(5,678)	(9,518)	(8,291)	(2,716)
Net loss per share, basic and diluted	$(0.30)	$(0.15)	$(0.11)	$(0.08)	$(0.07)	$(0.12)	$(0.10)	$(0.03)

Note 17. Related-Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at December 31, 2019 and 2018 were $1.5 million and $1.2 million, respectively. Total expenses incurred from Google Inc. in 2019, 2018, and 2017 were $18.7 million, $18.8 million, and $15.4 million, respectively.

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
Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. In evaluating the effectiveness of our internal controls over financial reporting as of December 31, 2019, our management excluded Connect First, Inc. (“Connect First”) in accordance with the guidance issued by the Securities and Exchange Commission, since it was acquired on January 14, 2019. Connect First’s assets, excluding acquisition method fair value adjustments, as of December 31, 2019, and revenues for the period from January 14, 2019 through December 31, 2019, were approximately 3% of our consolidated total assets and approximately 1% of our consolidated total revenues, in our consolidated financial statements.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following chart sets forth certain information as of December 31, 2019, with respect to our equity compensation plans, specifically our 2003 Equity Incentive Plan (the “2003 Plan”), 2010 Equity Incentive Plan (the “2010 Plan”), 2013 Equity Incentive Plan (the “2013 Plan”), and our Amended and Restated Employee Stock Purchase Plan (the “ESPP”). Each of the 2003 Plan, the 2010 Plan, the 2013 Plan and the ESPP has been approved by our stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	5,580,627	$57.06	19,447,435
Equity Compensation Plan Information

(1)
Includes shares reserved for issuance under the 2013 Plan and the ESPP. The number of shares reserved for issuance under the 2013 Plan automatically increases on January 1st of each year by the lesser of (i) 6,200,000 shares, or (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year. During the year ended December 31, 2019, a total of 4,052,295 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. In addition, the number of shares reserved for issuance under the 2013 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 2003 and 2010 Plans that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 2003 and 2010 Plans. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 1,250,000 shares, or (ii) one percent (1%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year. During the year ended December 31, 2019, a total of 810,459 shares of Class A common stock were added to the 2013 ESPP Plan in connection with the annual increase provision.

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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 3, 2015, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

4.1
Fourth Amended Investor Rights Agreement, dated November 23, 2012, by and among the Registrant and the investors listed on Exhibit A thereto (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

4.2
Indenture, dated March 5, 2018, between RingCentral, Inc. and U.S. Bank National Association. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

4.3
Form of 0% Convertible Senior Note due 2023 (included in Exhibit 4.2) (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

4.4
Registration Rights Agreement, dated October 31, 2019, by and between the Registrant and Avaya Inc. (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3ASR, File No. 333-234647, and incorporated herein by reference).

4.5	Description of Securities

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

10.5+	Equity Acceleration Policy. (filed as Exhibit 10.5 to the Registrant’s Annual Report for the year ended December 31, 2018, filed on February 27, 2019, and incorporated herein by reference).

10.6+
Form of Director and Executive Officer Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

10.7+
Employment Letter by and between the Registrant and Vladimir Shmunis, dated September 13, 2013 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.8+	Offer Letter by and between the Registrant and Anand Eswaran, dated December 23, 2019.

10.9+
Offer Letter by and between the Registrant and David Sipes, dated June 10, 2008 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, and incorporated herein by reference).

10.10+
Supplemental Offer Letter by and between the Registrant and David Sipes, dated as of August 12, 2016 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 7, 2016, and incorporated herein by reference).

10.11+
Offer Letter by and between the Registrant and Mitesh Dhruv, dated March 1, 2012 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

10.12+
Offer Letter by and between the Registrant and Mitesh Dhruv, dated July 28, 2017 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017, and incorporated herein by reference).

Exhibit Number	Description
10.13+
Offer Letter by and between the Registrant and Praful Shah, dated March 31, 2008 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.14+
Revised Employment Offer Letter by and between the Registrant and John Marlow, dated September 13, 2013 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.15+	2018 Bonus Plan, Appendix A 2018. (filed as Exhibit 10.15 to the Registrant’s Annual Report for the year ended December 31, 2018, filed on February 27, 2019, and incorporated herein by reference).

10.16	2019 Bonus Plan, Appendix A 2019.

10.17
Office Lease, dated September 25, 2014, by and between the Registrant and Helen M. Raiser, Trustee of the JHR Marital Trust under Trust Agreement dated October 2, 1969, as amended, Helen M. Raiser, Trustee of the JHR Bypass Trust under Trust Agreement dated October 2, 1969, as amended, Harvey E. Chapman, Jr., Trustee of the Harvey E. Chapman, Jr. Living Trust under Trust Agreement dated July 17, 2006, and Colleen C. Badell, Trustee of the Colleen C. Badell Living Trust under Trust Agreement dated July 17, 2006, as tenants in common (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 3, 2014, and incorporated herein by reference).

10.18
Commercial Lease Agreement, dated May 17, 2017, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

10.19
First Amendment to Lease, dated May 7, 2018, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, and incorporated herein by reference).

10.20	Second Amendment to Lease, dated September 20, 2019, by and between the Registrant and TG Brothers, LLC.

10.21
Purchase Agreement, dated February 28, 2018, by and among the Registrant and Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

10.22	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

10.23
Investment Agreement, dated as of October 3, 2019, by and between the Registrant and Avaya Holdings Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 3, 2019, and incorporated herein by reference).

10.24*	First Amended and Restated Framework Agreement, dated as of February 10, 2020, by and between the Registrant and Avaya Inc.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_____________________________________________
+ Indicates a management or compensatory plan
* Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.

(b)	Financial Statements. Our consolidated financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K.

(c)
Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

PART IV.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 26th day of February 2020.

RINGCENTRAL, INC.

Date: February 26, 2020	/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2020	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2020	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vladimir Shmunis, Mitesh Dhruv, and Vaibhav Agarwal, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 26, 2020
Vladimir Shmunis	(Principal Executive Officer)

/s/ Mitesh Dhruv	Chief Financial Officer	February 26, 2020
Mitesh Dhruv	(Principal Financial Officer)

/s/ Vaibhav Agarwal	Chief Accounting Officer	February 26, 2020
Vaibhav Agarwal	(Principal Accounting Officer)

/s/ Michelle McKenna	Director	February 26, 2020
Michelle McKenna

/s/ Robert Theis	Director	February 26, 2020
Robert Theis

/s/ Allan Thygesen	Director	February 26, 2020
Allan Thygesen

/s/ R. Neil Williams	Director	February 26, 2020
R. Neil Williams

/s/ Kenneth A. Goldman	Director	February 26, 2020
Kenneth A. Goldman

/s/ Godfrey Sullivan	Director	February 26, 2020
Godfrey Sullivan