Form 10-Q
period 2020-03-31
RingCentral, Inc.
filed 2020-05-11
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of April 30, 2019, there were 77,005,935 shares of Class A Common Stock issued and outstanding and 10,895,473 shares of Class B Common Stock issued and outstanding.

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

•
the impact of the coronavirus (“COVID-19”) pandemic, any associated economic downturn, and related actions by individuals, governments and private industry on our business, future operating and financial performance, and markets;

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$762,064	$343,606
Accounts receivable, net	135,433	129,990
Deferred and prepaid sales commission costs	39,775	36,589
Prepaid expenses and other current assets	34,312	25,354
Total current assets	971,584	535,539
Property and equipment, net	97,924	89,230
Operating lease right-of-use-assets	38,820	39,269
Long-term investments	109,942	132,188
Deferred and prepaid sales commission costs, non-current	471,120	462,344
Goodwill	54,830	55,278
Acquired intangibles, net	118,524	127,338
Other assets	9,176	9,561
Total assets	$1,871,920	$1,450,747
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$35,306	$34,612
Accrued liabilities	162,286	138,729
Deferred revenue	110,178	107,372
Total current liabilities	307,770	280,713
Convertible senior notes, net	1,041,991	386,889
Operating lease liabilities	27,027	28,516
Other long-term liabilities	4,708	8,929
Total liabilities	1,381,496	705,047

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock	9	9
Additional paid-in capital	840,115	1,033,053
Accumulated other comprehensive income	331	1,948
Accumulated deficit	(350,031)	(289,310)
Total stockholders' equity	490,424	745,700
Total liabilities and stockholders' equity	$1,871,920	$1,450,747

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Subscriptions	$243,104	$182,708
Other	24,408	18,781
Total revenues	267,512	201,489
Cost of revenues
Subscriptions	52,433	35,334
Other	21,011	15,501
Total cost of revenues	73,444	50,835
Gross profit	194,068	150,654
Operating expenses
Research and development	40,910	29,787
Sales and marketing	131,312	99,551
General and administrative	47,336	28,779
Total operating expenses	219,558	158,117
Loss from operations	(25,490)	(7,463)
Other income (expense), net
Interest expense	(7,502)	(5,032)
Other (expense) income, net	(27,517)	3,051
Other expense, net	(35,019)	(1,981)
Loss before income taxes	(60,509)	(9,444)
Provision for (benefit from) income taxes	212	(3,086)
Net loss	$(60,721)	$(6,358)
Net loss per common share
Basic and diluted	$(0.70)	$(0.08)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	87,339	81,400
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(60,721)	$(6,358)
Other comprehensive loss
Foreign currency translation adjustments	(1,617)	(375)
Comprehensive loss	$(62,338)	$(6,733)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2019	86,940	$9	$1,033,053	$1,948	$(289,310)	$745,700
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	875	—	(5,549)	—	—	(5,549)
Share-based compensation	—	—	37,001	—	—	37,001
Equity component of 2025 convertible senior notes, net of issuance costs	—	—	192,442	—	—	192,442
Purchase of capped calls related to 2025 convertible senior notes	—	—	(60,900)	—	—	(60,900)
Equity component from partial repurchase of 2023 convertible senior notes	—	—	(355,932)	—	—	(355,932)
Changes in other comprehensive loss	—	—	—	(1,617)	—	(1,617)
Net loss	—	—	—	—	(60,721)	(60,721)
Balance as of March 31, 2020	87,815	$9	$840,115	$331	$(350,031)	$490,424

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2018	81,046	$8	$551,078	$2,226	$(235,703)	$317,609
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	782	—	732	—	—	732
Share-based compensation	—	—	19,616	—	—	19,616
Changes in other comprehensive loss	—	—	—	(375)	—	(375)
Net loss	—	—	—	—	(6,358)	(6,358)
Balance as of March 31, 2019	81,828	$8	$571,426	$1,851	$(242,061)	$331,224

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(60,721)	$(6,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,548	7,696
Share-based compensation	36,589	19,398
Amortization of deferred and prepaid sales commission costs	9,809	6,228
Amortization of debt discount and issuance costs	7,452	4,982
Loss on early extinguishment of debt	7,250	—
Repayment of convertible senior notes attributable to debt discount	(13,894)	—
Reduction of operating lease right-of-use assets	3,843	3,131
Loss (gain) and other related costs on investments	22,246	—
Foreign currency remeasurement (gain) loss	964	(11)
Provision for bad debt	1,492	337
Deferred income taxes	(33)	(235)
Tax benefit from release of valuation allowance	—	(3,245)
Other	45	1,433
Changes in assets and liabilities:
Accounts receivable	(6,935)	(5,267)
Deferred and prepaid sales commission costs	(22,544)	(11,477)
Prepaid expenses and other current assets	(8,958)	(5,834)
Other assets	131	(83)
Accounts payable	888	7,757
Accrued liabilities	19,948	(103)
Deferred revenue	2,806	5,301
Operating lease liabilities	(3,783)	(3,217)
Other liabilities	(74)	(236)
Net cash provided by operating activities	13,069	20,197
Cash flows from investing activities
Purchases of property and equipment	(6,861)	(6,862)
Capitalized internal-use software	(7,389)	(3,543)
Cash paid for business combination, net of cash acquired	—	(27,870)
Net cash used in investing activities	(14,250)	(38,275)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	986,508	—
Payments for 2023 convertible senior notes partial repurchase	(495,704)	—
Payments for capped calls and transaction costs	(60,900)	—
Proceeds from issuance of stock in connection with stock plans	4,802	2,666
Payments for taxes related to net share settlement of equity awards	(10,351)	(1,934)
Payment for contingent consideration for business acquisition	(3,548)	—
Repayment of financing obligations	(511)	—
Net cash provided by financing activities	420,296	732
Effect of exchange rate changes	(657)	47
Net increase (decrease) in cash, cash equivalents and restricted cash	418,458	(17,299)
Cash, cash equivalents and restricted cash
Beginning of period	343,606	566,329
End of period	$762,064	$549,030
Supplemental disclosure of cash flow data
Cash paid for interest	$85	$—
Cash paid for income taxes, net of refunds	$95	$64
Non-cash investing and financing activities
Cash held for future indemnity claims and other potential future payments	$—	$7,200
Equipment and capitalized internal-use software purchased and unpaid at period end	$7,151	$3,559
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
Basis of Presentation and Consolidation
The Company's unaudited condensed consolidated financial statements and accompanying notes reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2020. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, liability and equity allocation of convertible senior notes, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results may differ from these estimates.
In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) as a global pandemic with widespread and detrimental effect on the global economy. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on the Company's customers and sales cycles, and its employees, all of which are uncertain and cannot be predicted. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require updating significant estimates or judgments or revising the carrying value of the Company's assets or liabilities as presented in the unaudited interim condensed consolidated financial statements. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2019-12, Accounting Standards Update (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The ASU is effective for calendar year-end public entities on January 1, 2021. Entities may early adopt the ASU in any interim period for which financial statements have not yet been issued (or made available for issuance). The Company has not yet adopted the new guidance and is currently analyzing the tax impact but does not anticipate any material impacts upon adoption.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR") on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of the new guidance.
Note 2. Revenue and Cost of Revenue
The Company derives its revenues primarily from subscriptions, sale of products, and professional services. Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services.
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended March 31,
	2020	2019
Primary geographical markets
North America	93%	95%
Others	7	5
Total revenues	100%	100%

The Company derived over 90% of subscription revenues from RingCentral Office product for both of the three months ended March 31, 2020 and 2019.
Deferred revenue
During the three months ended March 31, 2020, the Company recognized revenue of $63.0 million that was included in the corresponding deferred revenue balance at the beginning of the period.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contracted revenue as of March 31, 2020 that has not yet been recognized was approximately $1.0 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 55% of this balance over the next 12 months and 45% thereafter.
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, professional services, and phone rentals. Product revenues were $10.9 million and $9.5 million for the three months ended March 31, 2020 and 2019, respectively. Cost of product revenues were $10.6 million and $8.8 million for the three months ended March 31, 2020 and 2019, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Cash	$59,351	$46,295
Money market funds	702,713	297,311
Total cash and cash equivalents	$762,064	$343,606

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable	$120,525	$114,745
Unbilled accounts receivable	18,609	17,603
Allowance for doubtful accounts	(3,701)	(2,358)
Accounts receivable, net	$135,433	$129,990
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses	$21,706	$16,249
Inventory	441	401
Other current assets	12,165	8,704
Total prepaid expenses and other current assets	$34,312	$25,354

Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Computer hardware and software	$128,470	$120,841
Internal-use software development costs	56,386	48,419
Furniture and fixtures	7,798	7,690
Leasehold improvements	11,783	11,327
Total property and equipment, gross	204,437	188,277
Less: accumulated depreciation and amortization	(106,513)	(99,047)
Property and equipment, net	$97,924	$89,230

Total depreciation and amortization expense related to property and equipment was $7.9 million and $5.8 million for the three months ended March 31, 2020 and 2019, respectively.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2019	$55,278
Foreign currency translation adjustments	(448)
Balance at March 31, 2020	$54,830

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values of intangible assets are as follows (in thousands):

		March 31, 2020			December 31, 2019
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 to 5 years	$21,059	$9,062	$11,997	$21,245	$8,178	$13,067
Developed technology	3 to 5 years	123,484	16,957	106,527	123,547	9,276	114,271
Total acquired intangible assets		$144,543	$26,019	$118,524	$144,792	$17,454	$127,338

Amortization expense from acquired intangible assets for the three months ended March 31, 2020 and 2019 was $8.6 million and $1.9 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the condensed consolidated statements of operations. As of March 31, 2020, the weighted-average amortization period for developed technology is approximately 3.7 years and for customer relationships is approximately 2.6 years.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2020 (remaining)	$25,579
2021	33,963
2022	28,366
2023	16,446
2024 onwards	14,170
Total estimated amortization expense	$118,524

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation and benefits	$34,698	$30,541
Accrued sales, use, and telecom related taxes	32,432	25,757
Accrued marketing	20,329	17,505
Operating lease liabilities, short-term	15,092	14,249
Other accrued expenses	59,735	50,677
Total accrued liabilities	$162,286	$138,729

Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $9.8 million and $6.2 million for the three months ended March 31, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Fair Value of Financial Instruments
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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at March 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$702,713	$702,713	$—	$—
Noncurrent assets:
Long-term investments	$109,942	$—	$—	$109,942

	Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$297,311	$297,311	$—	$—
Noncurrent assets:
Long-term investments	$132,188	$—	$—	$132,188

The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Convertible Senior Notes
As of March 31, 2020, the fair value of the 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $931.1 million. The fair value was determined based on the quoted price for the 2025 Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of March 31, 2020, the fair value of the 0% convertible senior notes due 2023 (the “2023 Notes”) was approximately $745.1 million. The fair value was determined based on the quoted price for the 2023 Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Long-Term Investments
As of March 31, 2020, the fair value of the Company's long-term investments in convertible and redeemable preferred stock was $109.9 million. The Company classifies its long-term investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment and interest rates. These investments are reported at fair value in long-term investments in the Condensed Consolidated Balance Sheets. The Company's total unrealized

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

losses recorded in other income (expense), net, was $23.2 million for the three months ended March 31, 2020. Volatility in the global economic climate and financial markets, including the effects of COVID-19, could result in a significant change in the underlying share-price of the Company’s investees, resulting in a material change in the value of the long-term investments.
Note 5. Business Combinations, Strategic Partnerships, and Asset Acquisitions
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
Strategic Partnerships and Asset Purchases
In October 2019, the Company entered into certain agreements for a strategic partnership with Avaya Holdings Corp. (“Avaya”) and its subsidiaries, including Avaya Inc. In connection with the strategic partnership, the Company purchased $125.0 million aggregate principal amount of 3% convertible and redeemable preferred stock, with a conversion price of $16.00 per share, representing an approximately 6% position in Avaya on an as-converted basis. The Company also paid Avaya $345.0 million in the Company's Class A Common Stock, predominantly for future fees, which was capitalized and will be amortized over the expected benefit period. The transaction closed on October 31, 2019. The investment in preferred securities in which the Company does not have a controlling interest or significant influence are measured at fair value with changes recorded through other income (expense) in the Condensed Consolidated Statement of Operations. The advance payment represents prepayment for cost to obtain contracts with customers. The Company also purchased intellectual property rights, which have been capitalized as an intangible asset and will be amortized over the useful life of three years.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the above transactions, the Company recorded in aggregate $105.5 million in acquired intangible assets relating to developed technology on the condensed Consolidated Balance Sheet, which will be amortized over their respective useful life of three to five years. The Company also recorded $371.1 million as deferred and prepaid sales commission costs representing cost to obtain contracts with customers. The prepaid assets will be amortized over their useful life based on the pattern of benefit since they are considered to be incremental customer acquisition costs.
Note 6. Convertible Senior Notes
2025 Convertible Senior Notes
In March 2020, the Company issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2025 in a private placement to qualified institutional buyers (the "2025 Notes"). The 2025 Notes are senior, unsecured obligations that do not bear regular interest, and the principal amount of the 2025 Notes does not accrete. The 2025 Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the 2025 Notes (the "2025 Indenture") or if the 2025 Notes are not freely tradeable as required by the 2025 Indenture. The 2025 Notes will mature on March 1, 2025, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $986.5 million.
Each $1,000 principal amount of the 2025 Notes is initially convertible into 2.7745 shares of the Company’s Class A common stock par value $0.0001 (“Class A Common Stock”), which is equivalent to an initial conversion price of approximately $360.43 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or a redemption period, each as defined in the 2025 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2025 Notes in connection with such make-whole fundamental change or during the relevant redemption period.
Prior to the close of business on the business day immediately preceding December 1, 2024, the 2025 Notes will be convertible only under the following circumstances:
(1)during any calendar quarter commencing after June 30, 2020, and only during such calendar quarter, if the last reported sale price of the Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2)during the five-business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2025 Notes for such trading day was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate for the 2025 Notes on each such trading day;
(3)upon the Company’s notice that it is redeeming any or all of the 2025 Notes, but only with respect to the 2025 Notes called for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate events.
On or after December 1, 2024, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the 2025 Notes may convert all or a portion of their 2025 Notes regardless of the foregoing conditions.
Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the 2025 Notes with cash.
During the three months ended March 31, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company may redeem the 2025 Notes, at its option, on or after March 5, 2022, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest if the last reported sale price of the Company’s Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption. No sinking fund is provided for the 2025 Notes.
Upon the occurrence of a fundamental change (as defined in the 2025 Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2025 Notes for cash at a price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
The 2025 Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated, including the 2023 Notes; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $195.1 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense at an effective interest rate over the contractual terms of the 2025 Notes.
In accounting for the transaction costs related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component recorded as additional debt discount were $10.9 million and will be amortized to interest expense using the effective interest method over the contractual terms of the 2025 Notes. Issuance costs attributable to the equity component of $2.6 million were netted with the equity component in stockholders’ equity.
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

March 31, 2020
Principal	$1,000,000
Unamortized discount	(192,351)
Unamortized issuance cost	(10,728)
Net carrying amount	$796,921

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

March 31, 2020
Proceeds allocated to the conversion option (debt discount)	$195,074
Issuance cost	(2,632)
Net carrying amount	$192,442

The following table sets forth the interest expense recognized related to the 2025 Notes (in thousands):

Three Months Ended March 31, 2020
Amortization of debt discount	$2,723
Amortization of debt issuance costs	132
Total interest expense related to the 2025 Notes	$2,855

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2025 Capped Calls
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call transactions with certain counterparties (the “2025 Capped Calls”). The 2025 Capped Calls each have an initial strike price of approximately $360.43 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls have initial cap prices of approximately $480.56 per share, subject to certain adjustments. The 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 2.8 million shares of Class A Common Stock. The 2025 Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the 2025 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2025 Capped Calls settle in components commencing on January 31, 2024 with the last component scheduled to expire on February 28, 2024. The 2025 Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the 2025 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2025 Capped Calls, including changes in law; insolvency filings; and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $60.9 million incurred to purchase the Capped Call transactions was recorded as a reduction to additional paid-in capital on the Company's Condensed Consolidated Balance Sheets.
2023 Convertible Senior Notes
In March 2018, the Company issued $460.0 million aggregate principal amount of 0% convertible senior notes due 2023 in a private placement, including the exercise in full of the over-allotment options of the initial purchasers (the "2023 Notes"). The 2023 Notes are senior unsecured obligations of the Company, do not bear regular interest, and the principal amount of the 2023 Notes does not accrete. The 2023 Notes may bear special interest under specified circumstances as outlined in the indenture governing the 2023 Notes (the “2023 Indenture”) or if the 2023 Notes are not freely tradeable as required by the 2023 Indenture. The 2023 Notes will mature on March 15, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $449.5 million.
In connection with the offering of the 2025 Notes, the Company used $509.6 million of the net proceeds from the offering of the 2025 Notes to repurchase $172.5 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “2023 Partial Notes Repurchase”). Of the $509.6 million net proceeds, $153.7 million and $355.9 million were allocated to the debt and equity components, respectively, utilizing an effective interest rate to determine the fair value of the liability component. This interest rate reflects the Company’s incremental borrowing rate, adjusted for the Company’s credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the 2023 Partial Notes Repurchase, net of unamortized debt discount and issuance costs, was $146.4 million. The 2023 Partial Notes Repurchase resulted in a $7.3 million loss on early debt extinguishment. As of March 31, 2020, $287.5 million of principal remains outstanding on the 2023 Notes.
Each $1,000 principal amount of the 2023 Notes is initially convertible into 12.2782 shares of the Company’s Class A Common Stock, which is equivalent to an initial conversion price of approximately $81.45 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or a redemption period, each as defined in the 2023 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2023 Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The 2023 Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after December 15, 2022, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the 2023 Notes may convert all or a portion of their 2023 Notes regardless of these conditions.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the 2023 Notes with cash.
During the three months ended March 31, 2020, the stock price condition allowing holders of the 2023 Notes to convert was met. As a result, holders have the option to convert their 2023 Notes at any time during the fiscal quarter ending June 30,

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2020. There were no conversions of the 2023 Notes during the quarter ended March 31, 2020. The 2023 Notes may be convertible thereafter if one or more of the conversion conditions specified in the 2023 Indenture is satisfied during future measurement periods.
The Company may redeem the 2023 Notes, at its option, on or after September 20, 2020, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest to, but excluding the redemption date, subject to certain conditions. No sinking fund is provided for the 2023 Notes. Upon the occurrence of a fundamental change (as defined in the 2023 Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2023 Notes for cash at a price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
The net carrying amount of the liability component of the 2023 Notes was as follows (in thousands):

March 31, 2020
Principal	$287,470
Unamortized discount	(39,037)
Unamortized issuance cost	(3,363)
Net carrying amount	$245,070

The following table sets forth the interest expense recognized related to the 2023 Notes (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization of debt discount	$4,272	$4,643
Amortization of debt issuance costs	333	339
Total interest expense related to the 2023 Notes	$4,605	$4,982

2023 Capped Calls
In connection with the offering of the 2023 Notes, the Company entered into privately-negotiated capped call transactions with certain counterparties (the “2023 Capped Calls”). The 2023 Capped Calls each have an initial strike price of approximately $81.45 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2023 Notes. The 2023 Capped Calls have initial cap prices of $119.035 per share, subject to certain adjustments. The 2023 Capped Calls cover, subject to anti-dilution adjustments, approximately 5.6 million shares of Class A Common Stock. The 2023 Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the 2023 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2023 Capped Calls settle in components commencing January 13, 2023 with the last component expiring on March 13, 2023. The 2023 Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2023 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2023 Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The 2023 Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $49.9 million incurred to purchase the 2023 Capped Call transactions was recorded as a reduction to additional paid-in capital on the Company's Condensed Consolidated Balance Sheets.
Note 7. Leases
The Company primarily leases facilities for office and datacenter space under non-cancelable operating leases for its U.S. and international locations. As of March 31, 2020, non-cancelable leases expire on various dates between 2020 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of leases are as follows (in thousands):

Operating leases	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$38,820	$39,269

Accrued liabilities	$15,092	$14,249
Operating lease liabilities	27,027	28,516
Total operating lease liabilities	$42,119	$42,765

	Three Months Ended March 31,
Supplemental Cash Flow Information	2020	2019
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$4,315	$3,715

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$3,488	$1,276

Note 8. Commitments and Contingencies
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
TCPA Matter
On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the Telephone Consumer Protection Act (“TCPA”) and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others. Hurley alternatively alleged that the Company was vicariously liable for the actions of the other co-defendants. Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims. The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part the Company’s motion to dismiss. The district court dismissed Hurley’s vicarious liability claim but allowed Hurley’s TCPA claim to proceed. The Company filed its answer and affirmative defenses to the second amended complaint on October 18, 2018. Hurley filed a motion to certify a class on July 9, 2019. The Company and another defendant filed oppositions to the motion, which have been fully briefed and is pending decision by the court. Discovery closed on October 25, 2019. The Company filed a motion for summary judgment on November 14, 2019. Hurley opposed the motion, which has been fully briefed

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

and is pending decision by the court. The parties mediated the case before a private mediator on January 23, 2020, at which time a tentative settlement was achieved. The settlement will need to be approved by the court. Meanwhile, the court has issued an order holding the case in abeyance pending approval of the settlement. The Condensed Consolidated Financial Statements include an immaterial accrual for the estimated loss that is expected to occur.
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
Other Matter
 On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral fraudulently and in bad faith. The Company seeks its costs incurred in negotiating under the Letter of Intent ("LOI") that the parties entered into and damages for lost opportunity as a result of forgoing another acquisition opportunity, and attorneys’ fees and costs. On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of its executive officers alleging breach of the LOI as well as tort claims arising from the Company's allegedly inducing Bright Pattern to enter into the LOI and subsequent extensions while allegedly misstating the timeframe for the proposed transaction. As damages, Bright Pattern seeks audit fees it allegedly incurred, a $5 million break-up fee, its alleged “cash burn” during the negotiations, and unspecified lost opportunity damages. The Company filed a demurrer to Bright Pattern’s amended cross-complaint, as well as a related motion to strike. On May 1, 2020, the court issued a tentative ruling denying both the motion to strike and demurrer. This litigation is still in early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s Condensed Consolidated Financial Statements, it is not possible to provide an estimated amount of any loss or range of loss that may occur. The Company intends to vigorously prosecute and defend this lawsuit.
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
Preferred Stock
The board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B common stock. As of March 31, 2020 and December 31, 2019, there were 100,000,000 shares of preferred stock authorized and no shares issued or outstanding.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Class A and Class B Common Stock
The Company has authorized 1,000,000,000 and 250,000,000 shares of Class A common stock and Class B common stock for issuance. Holders of Class A common stock and Class B common stock have identical rights for matters submitted to a vote of the Company’s stockholders. Holders of Class A common stock are entitled to one vote per share of Class A common stock and holders of Class B common stock are entitled to 10 votes per share of Class B common stock. Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters (including the election of directors) except for specific circumstances that would adversely affect the powers, preferences, or rights of a particular class of common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of Class A and Class B common stock share equally, identically and ratably, on a per share basis, with respect to any dividend or distribution of cash, property or shares of the Company’s capital stock. Holders of Class A and Class B common stock also share equally, identically, and ratably in all assets remaining after the payment of any liabilities and liquidation preferences and any accrued or declared but unpaid dividends, if any, with respect to any outstanding preferred stock at the time. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically to Class A common stock upon: (i) the date specified by an affirmative vote or written consent of holders of at least 67% of the outstanding shares of Class B common stock, or (ii) the date on which the number of outstanding shares of Class B common stock represents less than 10% of the aggregate combined number of outstanding shares of Class A common stock and Class B common stock, or (iii) any time seven years after the Company's initial public offering (October 2, 2020), when a stockholder owns less than 50% of the shares of Class B common stock that such holder owned immediately prior to completion of the initial public offering.
Note 10. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$2,726	$1,641
Research and development	7,467	4,262
Sales and marketing	11,291	7,608
General and administrative	15,105	5,887
Total share-based compensation expense	$36,589	$19,398

A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Options	$24	$535
Employee stock purchase plan rights	1,391	900
Restricted stock units	35,174	17,963
Total share-based compensation expense	$36,589	$19,398

Equity Incentive Plans
As of March 31, 2020, a total of 18,538,403 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”). A summary of option activity under all of the Company’s equity incentive plans at March 31, 2020 and changes during the period then ended is presented in the following table:

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,257	$13.13	2.5	$351,428
Granted	—	—
Exercised	(437)	11.00
Canceled/Forfeited	—	—
Outstanding at March 31, 2020	1,820	$13.64	2.2	$361,407
Vested and expected to vest as of March 31, 2020	1,823	$13.64	2.2	$361,379
Exercisable as of March 31, 2020	1,820	$13.63	2.2	$360,905

There were no options granted during the three months ended March 31, 2020 and 2019. The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 were $88.6 million and $32.1 million, respectively.
As of March 31, 2020, there was an immaterial amount of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.6 years.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of March 31, 2020, there was a total of $0.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. As of March 31, 2020, a total of 4,788,113 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at March 31, 2020, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,249	$85.39	$548,145
Granted	193	210.57
Released	(481)	72.30
Canceled/Forfeited	(71)	88.50
Outstanding at March 31, 2020	2,890	$95.83	$612,585

As of March 31, 2020, there was a total of $197.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.2 years.
Bonus Plan
In December 2018, the Company's board of directors (the "Board") adopted the Selective 2019 Key Employee Equity Bonus Plan (the "2019 KEEB Plan”), which became effective on January 1, 2019, and in December 2019, the Board adopted the Selective 2020 Key Employee Equity Bonus Plan (the "2020 KEEB Plan" and together with the 2019 KEEB Plan the "KEEB Plans"), which became effective on January 1, 2020. Both KEEB Plans allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the quarter

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

ended March 31, 2020, 22,951 RSUs were issued under the 2019 KEEB Plan. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $1.7 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the KEEB Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
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
Concentrations
At March 31, 2020 and December 31, 2019, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At March 31, 2020 and December 31, 2019, approximately 88% and 89% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. France represented 8% of the Company's consolidated long-lived assets as of March 31, 2020 and December 31, 2019. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
Note 12. Income Taxes
The provision for (benefit from) income taxes for the three months ended March 31, 2020 and 2019, was $0.2 million and $(3.1) million, respectively. The provision for (benefit from) income taxes for the three months ended March 31, 2020 consisted primarily of state minimum taxes and foreign income taxes. The provision for (benefit from) income taxes for the three months ended March 31, 2019 consisted primarily of state minimum taxes, foreign income taxes, and a one-time benefit from the release of valuation allowance as a result of acquisitions. For the three months ended March 31, 2020 and 2019, the provision for income taxes differed from the U.S federal statutory rate primarily due to state and foreign taxes currently payable. Due to the Connect First acquisition, a deferred tax liability was established for the book-tax basis difference related to identifiable acquired intangibles. The net deferred tax liability from acquisitions is considered an additional source of income to support the realizability of the Company's pre-existing deferred tax asset, and as a result the Company released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $3.2 million for the three months ended March 31, 2019. The Company realized no benefit for the current year losses due to a full valuation allowance against the U.S. and foreign net deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2020 and December 31, 2019. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three months ended March 31, 2020, there were no material changes to the total amount of unrecognized tax benefits.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was passed into law, and amended portions of relevant tax laws. The CARES Act did not have any significant impact on the provision for income taxes for the three months ended March 31, 2020. The Company will continue to monitor future guidance issued regarding the CARES Act to determine any future impacts.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, and convertible senior notes, to the extent dilutive. For the three months ended March 31, 2020 and 2019, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator
Net loss	$(60,721)	$(6,358)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	87,339	81,400
Basic and diluted net loss per share	$(0.70)	$(0.08)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2020	2019
Shares of common stock issuable under equity incentive awards outstanding	5,234	7,470
Shares of common stock related to convertible senior notes	2,134	966
Potential common shares excluded from diluted net loss per share	7,368	8,436

Since the Company expects to settle the principal amount of both its outstanding 2023 and 2025 Notes in cash and any excess in cash or shares of the Company’s Class A Common Stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A Common Stock for a given period exceeds the conversion price of $81.45 and $360.43 per share for the 2023 and 2025 Notes, respectively.
Note 14. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at March 31, 2020 and December 31, 2019 were $3.2 million and $1.5 million, respectively. Total expenses incurred from Google Inc. were $6.3 million and $4.6 million in the three months ended March 31, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 26, 2020 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” included under Part II, Item 1A below.
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
Our cloud-based business communications and collaboration solutions are designed to be easy to use, providing a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly and configured and managed easily. Through our platform, we enable third-party developers and customers to integrate our solution with leading business applications to customize their own business workflows. In April 2020, we announced RingCentral Video ("RCV"), which is another component offered as part of RingCentral Office.
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings.
Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three months ended March 31, 2020 and 2019, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of resellers who sell our solutions. We also sell our solutions through carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”), and BT Group plc (“BT”). In October 2019, we entered into a strategic partnership with Avaya Holdings Corp. ("Avaya"), which includes the introduction of a new solution Avaya Cloud Office by RingCentral ("ACO"), which will be marketed and sold by Avaya and its subsidiaries. In December 2019, we entered into a strategic partnership with Atos SE ("Atos"), which includes the introduction of a co-branded Unified Communications as a Service ("UCaaS") solution. We intend to continue to foster this network and expand our network with other resellers. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.
Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. As of March 31, 2020, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three months ended March 31, 2020 and 2019, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.
In December 2019, a novel strain of Coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (the "WHO") declared the outbreak a “Public Health Emergency of International Concern.” In February 2020, the WHO raised the COVID-19 threat level from high to very high at a global level and in March 2020, the WHO characterized the COVID-19 as a pandemic. The worldwide spread of COVID-19 has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.
As of the filing date, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain. While our revenues and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic, may not be fully reflected in our results of operations and overall financial performance until future periods. The COVID-19 pandemic has created a global slowdown of economic activity which has and will likely continue to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. We are experiencing elevated churn in certain customer verticals, and customer requests for extension of payment terms. To address customer hardships, we are actively working with our customers to provide greater flexibility to manage challenges they are facing. Due to shelter in place, we are also observing reduction in demand for desktop phones.
We may continue to experience curtailed customer demand due to reduced customer spends, shortened contract duration, higher churn, lengthened payment terms, credit cards declines, potential delays in professional services implementations, and reduction in demand for desktop phones, which could adversely impact our business, results of operations and overall financial performance in future periods.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will also depend on certain developments, including the duration and spread of the outbreak, actions taken to contain the virus or its impact, impact on our partners, resellers and employees, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. For example, to support the health and well-being of our employees, customers, partners and communities in response to the COVID-19 pandemic, a vast majority of our employees are currently working remotely and we have shifted some of our customer events to virtual-only experiences, and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. At this point, the extent to which the COVID-19 may impact our financial condition or results of operations is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
Further discussion of the potential impacts of the COVID-19 pandemic on our business can be found in the section titled "Risk Factors" included in Part II, Item 1A below.
Key Business Metrics
In addition to United States generally accepted accounting principles (“U.S. GAAP”) and financial measures such as total revenues, gross margin, and cash flows from operations, we regularly review a number of key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. We discuss revenues and gross margin under “Results of Operations”, and cash flow from operations and free cash flows under “Liquidity and Capital Resources.” Other key business metrics are discussed below.
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2020 was $85.8 million. As such, our ARR at March 31, 2020 was $1.0 billion.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that only customer subscriptions from RingCentral Office and RingCentral customer engagement solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at March 31, 2020 was $0.9 billion.
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
Our key business metrics for the five quarterly periods ended March 31, 2020 were as follows (dollars in millions):

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$1,029.7	$960.1	$881.4	$830.8	$776.7
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$943.3	$876.8	$800.3	$749.2	$694.0

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues
Subscriptions	$243,104	$182,708
Other	24,408	18,781
Total revenues	267,512	201,489
Cost of revenues
Subscriptions	52,433	35,334
Other	21,011	15,501
Total cost of revenues	73,444	50,835
Gross profit	194,068	150,654
Operating expenses
Research and development	40,910	29,787
Sales and marketing	131,312	99,551
General and administrative	47,336	28,779
Total operating expenses	219,558	158,117
Loss from operations	(25,490)	(7,463)
Other income (expense), net
Interest expense	(7,502)	(5,032)
Other (expense) income, net	(27,517)	3,051
Other expense, net	(35,019)	(1,981)
Loss before income taxes	(60,509)	(9,444)
Provision for (benefit from) income taxes	212	(3,086)
Net loss	$(60,721)	$(6,358)

Percentage of Total Revenues *

	Three Months Ended March 31,
	2020	2019
Revenues
Subscriptions	91%	91%
Other	9	9
Total revenues	100	100
Cost of revenues
Subscriptions	20	17
Other	8	8
Total cost of revenues	27	25
Gross profit	73	75
Operating expenses
Research and development	15	15
Sales and marketing	49	49
General and administrative	18	14
Total operating expenses	82	78
Loss from operations	(10)	(4)
Other income (expense), net
Interest expense	(3)	(3)
Other (expense) income, net	(10)	2
Other expense, net	(13)	(1)
Loss before income taxes	(23)	(5)
Provision for (benefit from) income taxes	—	(2)
Net loss	(23)%	(3)%
* Percentages may not add up due to rounding.
Comparison of the Three Months Ended March 31, 2020 and 2019
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Revenues
Subscriptions	$243,104	$182,708	$60,396	33%
Other	24,408	18,781	5,627	30%
Total revenues	$267,512	$201,489	$66,023	33%
Percentage of revenues
Subscriptions	91%	91%
Other	9	9
Total	100%	100%
Subscriptions revenue. Subscriptions revenue increased by $60.4 million, or 33%, for the three months ended March 31, 2020 as compared to the respective prior year period. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market and increased sales through our channel partners. Although we expect to continue to add new customers and existing customers to increase their usage of our product, we will continue to monitor the COVID-19 pandemic carefully and its impact on customer demand, contract duration, churn, payment terms, and credit card declines. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, could also cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services.
Other revenues increased by $5.6 million, or 30%, for the three months ended March 31, 2020 as compared to the respective prior year period, primarily due to the increase in product sales and professional services resulting from the overall growth in our business. Due to shelter in place, we may continue to see a reduction in demand for desktop phones. Also, the timing of professional services revenue could fluctuate due to dependency on onsite implementation for some customers. We will continue to monitor the COVID-19 pandemic carefully and its impact on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Cost of revenues
Subscriptions	$52,433	$35,334	$17,099	48%
Other	21,011	15,501	5,510	36%
Total cost of revenues	$73,444	$50,835	$22,609	44%
Gross margins
Subscriptions	78%	81%
Other	14%	17%
Total gross margin %	73%	75%
Subscriptions cost revenues and gross margin. Cost of subscriptions revenues increased by $17.1 million, or 48%, for the three months ended March 31, 2020 as compared to the respective prior year period. The primary drivers of the increase were increases in infrastructure support costs of $9.5 million including amortization expense from acquired intangible assets, third-party costs to support our solution offerings of $5.4 million, and headcount and personnel and contractor-related costs of $2.2 million including share-based compensation expense. These factors resulted in a decrease in gross margin.
The increase in headcount and other expense categories described herein was driven primarily by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base. We expect subscription gross margin to be within a relatively similar range in the future. However, we continue to monitor the COVID-19 pandemic carefully and its impact on our customers.
Other cost of revenues and gross margin. Cost of other revenues increased by $5.5 million, or 36%, for the three months ended March 31, 2020 as compared to the respective prior year period. This was primarily due to an increase in cost of product sales of $2.6 million and personnel costs of $2.5 million including share-based compensation expense. Other revenues gross margin fluctuates based on timing of completion of professional services projects and transaction price of product sales. We continue to monitor the impact of COVID-19 on timing of professional services and transaction price of product sales.
Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Research and development	$40,910	$29,787	$11,123	37%
Percentage of total revenues	15%	15%
Research and development expenses increased by $11.1 million, or 37%, for the three months ended March 31, 2020 as compared to the respective prior year period, primarily driven by $9.8 million increase in personnel costs due to higher headcount growth of $6.9 million and higher share-based compensation expense of $3.2 million.

The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Sales and marketing	$131,312	$99,551	$31,761	32%
Percentage of total revenues	49%	49%
Sales and marketing expenses increased by $31.8 million, or 32%, for the three months ended March 31, 2020 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $14.2 million, third-party commissions of $9.2 million, advertising and marketing costs of $5.3 million, and amortization of deferred sales commission costs of $3.6 million. Of the total increase in personnel and contractor costs, $10.0 million was primarily due to headcount growth and approximately $3.7 million was due to higher share-based compensation expense.
The increases in sales and marketing headcount and other expense categories were necessary to support our growth strategy to acquire new customers with a focus on larger customers, and to establish brand recognition to achieve greater penetration into the North America and international markets. Additionally, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our presence in North America and international markets.
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
General and administrative	$47,336	$28,779	$18,557	64%
Percentage of total revenues	18%	14%
General and administrative expenses increased by $18.6 million, or 64%, for the three months ended March 31, 2020 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $13.9 million, including $9.2 million due to higher share-based compensation expense and a net increase of $4.7 million primarily driven by headcount growth, professional fees of $2.2 million, and increased allowance for doubtful accounts of $1.2 million, partly driven by customer collection concerns stemming from COVID-19.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.
Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Interest expense	$(7,502)	$(5,032)	$(2,470)	nm
Other (expense) income, net	(27,517)	3,051	(30,568)	nm
Other expense, net	$(35,019)	$(1,981)	$(33,038)	nm
nm - not meaningful
Other expense, net increased by $33.0 million for the three months ended March 31, 2020 as compared to the respective prior year period, primarily due to a $23.2 million loss recognized on long-term investments, $7.3 million from the partial repurchase of our convertible senior notes, and $2.5 million increase in interest expense from the amortization of the debt discount and issuance costs due to the issuance of our new convertible notes. Interest income on our investments declined by $2.0 million as a result of reduction in Federal Funds rate in response to COVID-19. We expect interest income to further reduce in the future due to interest rate volatility in the current macroeconomic environment.

Net loss
Net loss increased by $54.4 million for the three months ended March 31, 2020 as compared to the respective prior year period, mainly due to non-cash items that include $20.1 million from our long-term investments, $17.2 million higher share-based compensation expense, $7.3 million from the partial repurchase of our convertible senior notes, and $6.7 million increase in amortization of acquired intangibles.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $762.1 million and $343.6 million, respectively. We finance our operations primarily through sales to our customers and the majority of our customers are billed monthly. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance. Revenue is deferred for such advanced billings. We also finance our operations from proceeds from issuance of convertible senior notes and proceeds from issuance of stock under our stock plans. We believe that our operations and existing liquidity sources as well as capital resources will satisfy our future cash requirements for at least the next 12 months.
In March 2020, we issued $1.0 billion aggregate principal of 0% convertible senior notes due 2025 (the “2025 Notes”) in a private placement. As of March 31, 2020, the carrying value of our 2025 Notes totaled $796.9 million. Our 2025 Notes contain customary financial covenants. In connection with the offering of the 2025 Notes, we used part of the net proceeds from the offering to repurchase a portion of the 2023 Notes. For additional details, refer to Note 6, Convertible Senior Notes, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in compliance with all covenants under both the 2025 and 2023 Notes as of March 31, 2020.
Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities, as well as the extent of the COVID-19 pandemic and its effect on our business. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. We also may in the future make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available, or on favorable terms. The uncertainty created by the changing markets and economic conditions related to the COVID-19 pandemic may also impact our customers’ ability to pay on a timely basis, which could negatively impact our operating cash flows.
The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$13,069	$20,197
Net cash used in investing activities	(14,250)	(38,275)
Net cash provided by financing activities	420,296	732
Effect of exchange rate changes	(657)	47
Net increase (decrease) in cash and cash equivalents	$418,458	$(17,299)
Net Cash Provided by Operating Activities
Cash provided by operating activities is influenced by our net loss, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and the increase in the number of customers.
Net cash provided by operating activities was $13.1 million for the three months ended March 31, 2020. This was driven by a net loss of $60.7 million adjusted for impacts of non-cash adjustments of $106.2 million, partially offset by net cash used for working capital of $18.5 million and $13.9 million attributable to debt discount on a portion of the 2023 senior convertible notes that was repaid. The working capital changes were driven primarily by the timing of cash payments to vendors and cash receipts and prepayments from customers and carriers.
The non-cash adjustments resulted primarily from $36.6 million of share-based compensation, $23.2 million for loss on investments, $16.5 million of depreciation and amortization, $14.7 million of amortization of debt discount and issuance costs related to our convertible notes along with the loss on early extinguishment of debt, and $9.8 million of amortization of deferred sales commission costs.
Net cash provided by operating activities for the three months ended March 31, 2020, decreased by $7.1 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections and payment of a portion of the 2023 Notes related to interest.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of our long-term investments, business acquisitions and purchase of intellectual properties, and capital expenditures and internal-use software. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $14.3 million for the three months ended March 31, 2020, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software.
Net cash used in investing activities for the three months ended March 31, 2020 decreased by $24.0 million as compared to the respective prior year period. The decrease was primarily due to cash used for business acquisitions in 2019 partially offset by higher capital expenditures.
Net Cash Provided by Financing Activities
Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and issuance of our 2025 Notes, offset by partial repurchase of 2023 Notes.
Net cash provided by financing activities was $420.3 million for the three months ended March 31, 2020, primarily due from $986.5 million in proceeds from the issuance of our 2025 Notes, net of issuance costs, partially offset by cash paid for the partial repurchase for our 2023 Notes of $495.7 million, $60.9 million payments for capped calls transactions and costs, and payments for taxes paid in connection with our stock plans of $10.4 million.
Non-GAAP Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities plus cash paid for repayments of convertible senior notes attributable to debt discount, reduced by purchases of property and equipment and capitalized internal-use software. We believe information regarding free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations, and should be considered alongside our other GAAP-based financial performance measures, such as net cash used in operating activities and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	13,069	20,197
Purchases of property and equipment	(6,861)	(6,862)
Capitalized internal-use software	(7,389)	(3,543)
Repayment of convertible senior notes attributable to debt discount	13,894	—
Non-GAAP free cash flow	12,713	9,792
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
Contractual Obligations and Commitments
Except as set forth below, and in Notes 6, 7 and 8 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Off-balance Sheet Arrangements
During the three months ended March 31, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, will cause variability in our revenue. However, this impact has not been significant during the three months ended March 31, 2020. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three months ended March 31, 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of March 31, 2020, we had cash and cash equivalents of $762.1 million. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2020, a hypothetical 10% increase or decrease in overall interest rates would not have had a material on impact our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. We continue to observe lower interest income on our investments as a result of reduction in Federal Funds rate in response to COVID-19. We expect interest income to further reduce in the future due to interest rate volatility in the current macroeconomic environment.
As of March 31, 2020, we had $245.1 million and $796.9 million outstanding from both the 2023 Notes and 2025 Notes (collectively the "Notes"), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
Market Risk
As of March 31, 2020, we had long-term investments in convertible and redeemable preferred stock of $109.9 million. These equity investments are subject to market related risks that could decrease or increase the fair value of our holdings. These equity investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including the potential impacts from COVID-19. A fluctuation in the investee's stock price, volatility or combination of both could have an adverse impact on the fair value of our investment. A hypothetical adverse stock price or volatility change of 10% could have resulted in a potential decrease of up to $8.1 million in the fair-value of our investment as of March 31, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 8, Commitments and Contingencies, in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under “Legal Matters”, which is incorporated herein by reference.
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

•	service outages or actual or perceived information security breaches and any related impact on our reputation;

•	our ability to accurately forecast revenues and appropriately plan our expenses;

•	our ability to realize our deferred tax assets;

•	costs associated with defending and resolving intellectual property infringement and other claims;

•	changes in tax laws, regulations, or accounting rules;

•	the timing and cost of developing or acquiring technologies, services or businesses, and our ability to successfully manage any such acquisitions;

•	the impact of foreign currencies on our business as we continue to expand our business internationally; and

•	the impact of worldwide economic, political, industry, and market conditions, including the continued effects of the global outbreak of COVID-19.
The extent to which the global COVID-19 pandemic continues to impact our results will depend on future developments, which are uncertain and cannot be fully predicted, including the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken by governments and private businesses to attempt to contain and treat the disease. Any prolonged shutdown of a significant portion of global economic activity or downturn in the global economy, along with any adverse effects on industries in which our customers operate, could materially and adversely impact our business, results of operations and financial condition.
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
The global COVID-19 pandemic could harm our business, financial condition and results of operations.
In December 2019, a novel coronavirus, COVID-19 was reported in China and, in March 2020, the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. We are, with certain exceptions, requiring all employees around the globe to work remotely and have closed all of our offices. We have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners and resellers, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic has and will continue to disrupt the operations of our customers, partners, resellers, suppliers and other third-party providers for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could continue to negatively impact our business, financial condition and results of operations. For example, to address customer hardships, in vertical markets most impacted by COVID-19, such as retail and hospitality, we are actively working with some customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Furthermore, some governments have enacted indefinite orders prohibiting providers of telecommunications services from discontinuing service for non-payment. This could adversely affect us by increasing the risk of non-payment by our customers. We may also incur further costs by opting not to discontinue services to non-paying customers for reasons such as maintaining goodwill. More generally, the COVID-19 pandemic could continue to adversely affect economies and financial markets globally, continuing the economic downturn, which could decrease technology spending and continue to adversely affect demand for our solutions and harm our business. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are uncertain and cannot be predicted.
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
We have recently experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management, organizational structure, and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base.
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
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationship with Avaya Holdings Corp. and its subsidiaries (“Avaya”), will depend in part on our ability to work with our strategic partners to develop, market and sell co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”). Setting up and maintaining the operations and processes of these strategic partnerships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing ACO and other co-branded solutions to market may take longer than anticipated or fail to materialize, which could negate or reduce our anticipated benefits and revenue opportunities. In addition, we must be successful in marketing and selling ACO to realize the benefits of our prepayment to Avaya of $345 million in our common stock. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations.

We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our carriers and strategic partners, such as AT&T, BT, TELUS, Avaya, and Atos SE (“Atos”) sell or are expected to sell our solutions, but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other cloud companies and established communications providers that resell on-premise hardware, software, and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., Fuze, Inc., StarBlue, Inc., Intermedia.net, Inc., J2 Global, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp., and Slack Technologies, Inc., on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., Vonage Holdings Corp., salesforce.com, inc., and Twilio Inc. We also face competition from digital engagement vendors such as Brand Embassy Ltd, eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc., among others named above that may offer similar features.
Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified offerings, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of these service providers have in the past and may choose in the future to sacrifice revenues in order to gain market share by offering their services at lower prices or for free, or offering alternative pricing models, such as “freemium” pricing, in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer. Our competitors may also offer bundled service arrangements offering a more complete service offering, despite the technical merits or advantages of our subscriptions. In addition, some of the commercially available solutions in the markets in which we compete, such as video and web conferencing solutions of our competitors, including Zoom Video Communications, have seen dramatically increased adoption, usage and publicity in connection with the global response to the COVID-19 pandemic. Competition could result in a decrease to our prices, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share.
We rely and may in the future rely significantly on our strategic partners, resellers, and carriers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, TELUS and Avaya also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, we entered into a revised agreement with AT&T, under which AT&T resumed reselling our solutions, and sales of our solutions by AT&T have increased as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We also recently entered into certain agreements for strategic partnerships with Avaya and Atos to sell certain of our solutions. Avaya introduced the ACO solution at the end of the first quarter of 2020; however, there can be no guarantee that Avaya or any of its channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. If AT&T, Avaya and its channel partners, or Atos, are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers, carriers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. Further, the ability of our resellers, carriers and strategic partners to market and sell our solutions could be adversely impacted by the COVID-19 pandemic. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers, carriers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
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
Through our wholly-owned local exchange carrier subsidiary, RCLEC, Inc. (“RCLEC”), we also obtain certain connectivity and network services directly from incumbent local exchange carriers (“ILECS”) and from other competitive local exchange carriers (“CLECs”) in certain geographic markets at lower prices than we pay for such services through third-party network service providers. However, RCLEC also uses the infrastructure of third-party network service providers to deliver its services and the ILECs may favor themselves and their affiliates may not provide network services to us at lower prices than we could obtain through third-party CLECs, or at all. If we are unable to continue to reduce our pricing as a result of obtaining network services through our subsidiary, we may be forced to rely on other third-party network service providers and be unable to effectively lower our cost of service. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.
In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, although we recently introduced our own video and web conferencing solution, we continue to rely in part on Zoom Video Communications for our HD video and web conferencing and screen sharing features, Bandwidth.com for our texting capabilities, and NICE inContact, Inc. for our contact center capabilities. We do not or may not in the future, have long-term contracts with certain of these third-party providers. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.
Finally, if problems occur with any of these third-party network or service providers, it may cause errors or poor call quality in our subscriptions, and we could encounter difficulty identifying the source of the problem. These third-party network or service providers have been and will continue to be adversely impacted or overloaded by the large increase in traffic caused by the COVID-19 pandemic, which could increase our exposure to damage from service interruptions. The occurrence of errors or poor call quality in our subscriptions, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our subscriptions, termination of our relationships and agreements with our resellers or carriers, or liability for failure to meet service level agreements, and may seriously harm our business and results of operations.
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
Despite precautions taken at these facilities, the occurrence of a natural disaster, public health crisis, such as the COVID-19 pandemic, human error, an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our subscriptions. Even with the disaster recovery arrangements in place, our subscriptions could be interrupted.
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
Further, in January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. The order was contested in federal court, was largely affirmed by a three-judge panel, and certain parties have requested rehearing by the full court, but that request was denied in February 2020. A number of states have enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. Under the new FCC rules, broadband Internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.
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
We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in St. Petersburg, Russia, Odessa, Ukraine, and Manila, the Philippines. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control, or effective management with respect to these business operations. These third parties have been and will continue to be adversely impacted by the COVID-19 pandemic as a result of widespread illness and disruptions or restrictions on employees’ ability to work, which may continue to affect their ability to perform satisfactorily or at all.
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from unauthorized entry, computer malware or other events beyond our control. We have, from time to time, been subject to communications fraud and cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security controls and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach, data loss, or increased charges from our technology vendors. Also, our subscriptions are web-based. The amount of data we store for our users increases as our business grows. We host services, which includes hosting customer data, both in co-located data centers and in multiple public cloud services. Our solutions allow users to store files, tasks, calendar events, messages and other data indefinitely on our services or as may be directed by our customers. We also maintain sensitive data related to our technology and business, and that of our employees, strategic partners, and customers, including intellectual property, proprietary business information and personally identifiable information (also called personal data) on our own systems and in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer segments and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states and other malicious actors. In addition, we use third-party vendors which, in some cases, have access to our data and our customers’ data. We employ layered security measures and have a means of working with third parties who report vulnerabilities to us. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors’ computing devices, infrastructure, or networks, may be vulnerable to hackers, computer viruses, worms, other malicious software programs, or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network, or business practices or our or our vendors’ customers, employees, business partners, consultants, or other Internet users who attempt to invade our or our vendors’ corporate and personal computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security weakness or vulnerability in our, our vendors’, or our customers’ infrastructure, networks, or business practices that is successfully targeted, we could face increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our partners and our customers, fines, claims, investigations and other proceedings, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in strengthening our security controls or in remediating security vulnerabilities, we could incur increased costs and capital expenditures. The COVID-19 pandemic is generally increasing the attack surface available to criminals, as more companies and individuals work online, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. We cannot provide assurances that our preventative efforts will be successful.
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
Laws, regulations, and enforcement actions relating to security and privacy of information continue to evolve. We have incurred and expect to continue to incur significant expenses to prevent security incidents. It is possible that, in order to support changes to applicable laws and to support our expansion of sales into new geographic areas or into new industry segments, we will need to increase or change our cybersecurity systems and expenditures. Further, it is possible that changes to laws and regulations relating to security and privacy may make it more expensive to operate in certain jurisdictions and may increase the risk of our non-compliance with such changing laws and regulations.
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
Our future success also depends on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations where we maintain offices. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel (including but not limited to current travel restrictions due to the COVID-19 pandemic) could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel.
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
Customer turnover, as well as reductions in the number of users for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our subscriptions, the value proposition of our subscriptions or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. In addition, any economic downturn resulting from the COVID-19 pandemic could cause financial hardship for our customers, decrease technology spending and materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, or cause our customers to seek a decrease in the number of users or solutions for which they subscribe. For example, to address customer hardships, in vertical markets most impacted by COVID-19, such as retail and hospitality, we are actively working with some customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing expenditures could harm our business and results of operations.
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
In order to grow our business, we must continue to attract new customers and expand the number of users in, and services provided to, our existing customer base on a cost-effective basis. We use and periodically adjust the mix of advertising and marketing programs to promote our subscriptions. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our subscriptions. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. In addition, the COVID-19 pandemic and global slowdown of economic activity has and will continue to disrupt our sales channels and our ability to attract new customers, which may require us to adjust our advertising and marketing programs or make further investments in these programs. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenues generated by such expenses, and we may fail to otherwise experience an increase in revenues or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.
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

As a result of the COVID-19 pandemic, there has been an increase in the rate of adoption of video and web conferencing solutions; however, we cannot predict whether or for how long these patterns will continue.
A significant portion of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn.
A significant portion of our revenues today come from small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. The COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small and medium sized businesses. Any economic downturn resulting from the COVID-19 pandemic and preventative measures taken by governments and private business worldwide could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. Although the U.S. government and others throughout the world have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether government actions will successfully avert or mitigate any economic downturn. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new small and medium-sized customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.
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
We believe that continuing to strengthen our current brand will be critical to achieving widespread acceptance of our subscriptions and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. In addition, if we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their subscriptions. Many of our customers also participate in social media and online blogs about Internet-based software solutions, including our subscriptions, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. If we fail to sufficiently invest in, promote and maintain our brand, our business could be materially and adversely affected.
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

•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and U.K. Bribery Act of 2010;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences;

•	fluctuations in currency exchange rates;

•	exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;

•	restrictions on the transfer of funds;

•	new and different sources of competition;

•	natural disasters or global health crises, including the ongoing COVID-19 pandemic;

•	political and economic instability created by the U.K.'s departure from the EU ("Brexit"); and

•	deterioration of political relations between the U.S. and other countries in which we operate, particularly Russia, Ukraine, China, and the Philippines; or

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
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our recent acquisitions of Dimelo SA and Connect First, and our investment in and strategic partnerships with Avaya and Atos. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
For example, in connection with our strategic partnership with Avaya, we purchased $125.0 million of Avaya Series A Preferred Stock and made an advance of $375.0 million, predominantly for future fees, as well as for certain licensing rights (paid primarily in our Class A Common Stock). These are significant investments on which we may not realize the anticipated benefits for various reasons, including a lack of success in the marketing and sale of ACO, potential or actual financial distress, insolve ncy, or bankruptcy of Avaya or any of its subsidiaries, or other facts or circumstances that may limit our ability to recover, or realize benefits from, these investments.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. For example, on July 25, 2019, France introduced a digital services tax at a rate of 3% on revenues derived from digital activities in France, and other jurisdictions are proposing or could introduce similar laws in the future. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.
We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.
As of December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”) of $782.7 million and $675.6 million, respectively, available to offset future taxable income, due to prior period losses, some of which, if not utilized, will begin to expire in 2023 for federal purposes and will begin to expire in 2021 for state purposes. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

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
Our vendor-supplied phones have lead times of up to 10 to 13 weeks for delivery to our fulfillment agents and are built to forecasts that are necessarily imprecise. It is likely that, from time to time, we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our subscriptions could result in loss of customers or harm to our ability to attract new customers. Any reduction or interruption in the ability of our vendors to supply our customers with vendor-supplied phones, including as a result of the ongoing COVID-19 pandemic, could cause us to lose revenue, damage our customer relationships and harm our reputation in the marketplace. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.
We currently depend on three phone device suppliers and two fulfillment agents to configure and deliver the phones that we sell and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.
We rely on three suppliers to provide phones that we offer for sale to our customers that use our subscriptions, and we rely on two fulfillment agents to configure and deliver the phones that we sell to our customers. Accordingly, we could be adversely affected if such third parties fail to maintain competitive phones or configuration services or fail to continue to make them available on attractive terms, or at all. These suppliers have been and will continue to be adversely impacted by the COVID-19 pandemic, which could affect their ability to perform satisfactorily or at all.

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
In addition, volatility in the credit markets, including any due to the COVID-19 pandemic, may have an adverse effect on our ability to obtain debt financing. The conversion of our 0% convertible senior notes due 2023 (the “2023 Notes”) and our 0% convertible senior notes due 2025 (the “2025 Notes” and, together with the 2023 Notes, the “Notes”) and any future issuances of other equity or any future issuances of equity or convertible debt securities could result in significant dilution to our existing stockholders, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.
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
Our corporate headquarters and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in California, Florida, and several countries in Asia, including the Philippines and Australia. All of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics such as the global outbreak of COVID-19, cyber-attack, war, political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
In the United States, there are numerous federal and state laws governing the privacy and security of personal information. In particular, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical, and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information by certain institutions. We act as a “Business Associate” through our relationships with certain customers and are thus directly subject to certain provisions of HIPAA. In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship and may also face regulatory liability. Additionally, we are subject to FCC regulations imposing obligations related to our use and disclosure of certain data related our interconnected VoIP service. If we experience a data security incident, we may be required by state law or FCC or other regulations to notify our customers and/or law enforcement. We may also be subject to Federal Trade Commission (“FTC”) enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices.
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
While we try to comply with applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any actual or alleged failure by us to comply with any of the foregoing or to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our subscriptions and ultimately in a loss of users, which could materially and adversely affect our business.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 220 issued patents, which expire between 2022 and 2038. We also have 47 patent applications pending examination in the U.S. and 6 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
The stock market in general, and the market for SaaS and other technology-related stocks in particular, has been highly volatile. As a result, the market price and trading volume for our Class A Common Stock has been and may continue to be highly volatile, and investors in our Class A Common Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A Common Stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our subscriptions;

•	the public’s reaction to our press releases, financial guidance, and other public announcements, and filings with the SEC;

•	changes in earnings estimates or recommendations by securities or research analysts who track our Class A Common Stock;

•	actual or perceived security breaches, or other privacy or cybersecurity incidents;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and other regulations;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	arrival and departure of key personnel;

•	sales of common stock by us, our investors, or members of our management team; and

•
changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, changes in diplomatic or trade relationships, civil unrest in various parts of the world, acts of war, terrorist attacks, or other catastrophic events, such as the global outbreak of COVID-19.
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
Risks Related to Our Class A Common Stock, Our Convertible Senior Notes and Our Charter Provisions
The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with a limited number of stockholders that held our stock prior to our initial public offering, including our founders and our executive officers, employees and directors and their affiliates, and venture capital investors, and limiting other stockholders’ ability to influence corporate matters.
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
In addition, because of the ten-to-one voting ratio between our Class B and Class A Common Stock, the holders of Class B Common Stock collectively will continue to control many matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A Common Stock could be adversely affected.
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

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change or pay the principal amount of the Notes at maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the either series of Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus any accrued and unpaid special interest thereon, if any, as set forth in the applicable indenture governing the Notes. In addition, upon conversion of the Notes of the applicable series, unless we elect to deliver solely shares of our Class A Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of such Notes being converted, as set forth in the applicable indenture governing the Notes. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to such series of Notes being converted or at their respective maturity.
In addition, our ability to repurchase the Notes of the applicable series or to pay cash upon conversions of the Notes or at their respective maturity may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase such Notes at a time when the repurchase is required by the applicable indenture governing the Notes or to pay cash upon conversions of such Notes or at their respective maturity as required by the applicable indenture governing the Notes would constitute a default under such indenture. A default under such indenture, or the fundamental change itself, could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the applicable indenture governing the Notes could constitute an event of default under any such agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase such series of Notes or make cash payments upon conversions thereof.
The conditional conversion feature of each series of Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of each series of Notes is triggered, holders of the Notes of the applicable series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during specified periods at their option. If one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and our Class A Common Stock and we are subject to counterparty risk.
In connection with the issuances of the Notes, we entered into capped call transactions with the counterparties with respect to each series of Notes. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A Common Stock initially underlying each series of Notes. The capped call transactions are expected to offset the potential dilution as a result of conversion of the Notes.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A Common Stock and/or purchasing or selling our Class A Common Stock or other securities of ours in secondary market transactions at any time prior to the respective maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions). This activity could also cause or prevent an increase or a decrease in the market price of our Class A Common Stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of each series of Notes or the shares of our Class A Common Stock. In addition, we do not make any representation that these transactions will not be discontinued without notice.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

4.1	Indenture, dated March 3, 2020, between RingCentral, Inc. and U.S. Bank National Association.	Form 8-K	4.1	March 4, 2020
4.2	Form of 0% Convertible Senior Notes due 2025 (included in Exhibit 4.1).	Form 8-K	4.1	March 4, 2020
10.1	Form of Capped Call Confirmation.	Form 8-K	10.2	March 4, 2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith
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

RingCentral, Inc.

Date: May 11, 2020	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2020	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)