Form 10-Q
period 2020-06-30
RingCentral, Inc.
filed 2020-08-10
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of August 3, 2020, there were 78,147,079 shares of Class A Common Stock issued and outstanding and 10,811,099 shares of Class B Common Stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates”, “believes”, “could”, “seeks”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:
•our progress against short-term and long-term goals;
•our future financial performance;
•our anticipated growth, growth strategies and our ability to effectively manage that growth and effect these strategies;
•the impact of the coronavirus (“COVID-19”) pandemic, any associated economic downturn, and related actions by individuals, governments and private industry on our business, future operating and financial performance, and markets;
•our success in the enterprise market;
•anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions;
•our ability to scale to our desired goals, particularly the implementation of new processes and systems and the addition to our workforce;
•the impact of competition in our industry and innovation by our competitors;
•our ability to anticipate and adapt to future changes in our industry;
•our ability to predict subscriptions revenues, formulate accurate financial projections, and make strategic business decisions based on our analysis of market trends;
•our ability to anticipate market needs and develop new and enhanced solutions and subscriptions to meet those needs, and our ability to successfully monetize them;
•maintaining and expanding our customer base;
•maintaining, expanding and responding to changes in our relationships with other companies;
•maintaining and expanding our distribution channels, including our network of sales agents and resellers;
•our success with our carrier partners;
•our ability to sell, market, and support our solutions and services;
•our ability to expand our business to larger customers as well as expanding domestically and internationally;
•our ability to realize increased purchasing leverage and economies of scale as we expand;
•the impact of seasonality on our business;
•the impact of any failure of our solutions or solution innovations;
•our reliance on our third-party product and service providers;
•the potential effect on our business of litigation to which we may become a party;
•our liquidity and working capital requirements;
•the impact of changes in the regulatory environment;

•our ability to protect our intellectual property and rely on open source licenses;
•our expectations regarding the growth and reliability of the internet infrastructure;
•the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;
•our ability to successfully and timely execute on, integrate, and realize the benefits of any acquisition, investment, strategic partnership, or other strategic transaction we may make or undertake;
•our capital expenditure projections;
•the estimates and estimate methodologies used in preparing our condensed consolidated financial statements;
•the political environment and stability in the regions in which we or our subcontractors operate;
•the impact of economic downturns on us and our customers;
•our ability to defend our systems and our customer information from fraud and cyber-attack;
•our ability to prevent the use of fraudulent payment methods for our solutions;
•our ability to retain key employees and to attract qualified personnel; and
•the impact of foreign currencies on our non-U.S. business as we expand our business internationally.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$773,756	$343,606
Accounts receivable, net	142,317	129,990
Deferred and prepaid sales commission costs	46,577	36,589
Prepaid expenses and other current assets	39,366	25,354
Total current assets	1,002,016	535,539
Property and equipment, net	114,423	89,230
Operating lease right-of-use-assets	38,107	39,269
Long-term investments	149,337	132,188
Deferred and prepaid sales commission costs, non-current	486,500	462,344
Goodwill	55,287	55,278
Acquired intangibles, net	110,090	127,338
Other assets	8,883	9,561
Total assets	$1,964,643	$1,450,747
Liabilities, Temporary Equity, and Stockholders' Equity
Current liabilities
Accounts payable	$36,476	$34,612
Accrued liabilities	167,721	138,729
Current portion of convertible senior notes, net	44,417	—
Deferred revenue	122,514	107,372
Total current liabilities	371,128	280,713
Convertible senior notes, net	1,008,477	386,889
Operating lease liabilities	25,392	28,516
Other long-term liabilities	11,314	8,929
Total liabilities	1,416,311	705,047

Commitments and contingencies (Note 8)
Temporary equity (Note 6)	6,756	—

Stockholders' equity
Common stock	9	9
Additional paid-in capital	889,987	1,033,053
Accumulated other comprehensive income	1,102	1,948
Accumulated deficit	(349,522)	(289,310)
Total stockholders' equity	541,576	745,700
Total liabilities, temporary equity and stockholders’ equity	$1,964,643	$1,450,747

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Subscriptions	$257,038	$194,792	$500,142	$377,500
Other	20,947	20,360	45,355	39,141
Total revenues	277,985	215,152	545,497	416,641
Cost of revenues
Subscriptions	56,721	38,079	109,154	73,413
Other	19,916	15,551	40,927	31,052
Total cost of revenues	76,637	53,630	150,081	104,465
Gross profit	201,348	161,522	395,416	312,176
Operating expenses
Research and development	43,519	32,632	84,429	62,419
Sales and marketing	137,633	103,590	268,945	203,141
General and administrative	49,532	32,480	96,868	61,259
Total operating expenses	230,684	168,702	450,242	326,819
Loss from operations	(29,336)	(7,180)	(54,826)	(14,643)
Other income (expense), net
Interest expense	(12,598)	(5,088)	(20,100)	(10,120)
Other income, net	42,603	3,141	15,086	6,192
Other income (expense), net	30,005	(1,947)	(5,014)	(3,928)
Income (loss) before income taxes	669	(9,127)	(59,840)	(18,571)
Provision for (benefit from) income taxes	160	116	372	(2,970)
Net income (loss)	$509	$(9,243)	$(60,212)	$(15,601)
Net income (loss) per common share
Basic	$0.01	$(0.11)	$(0.69)	$(0.19)
Diluted	$0.01	$(0.11)	$(0.69)	$(0.19)
Weighted-average number of shares used in computing net income (loss) per share
Basic	88,254	82,339	87,797	81,872
Diluted	94,145	82,339	87,797	81,872
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$509	$(9,243)	$(60,212)	$(15,601)
Other comprehensive income (loss)
Foreign currency translation adjustments	771	242	(846)	(133)
Comprehensive income (loss)	$1,280	$(9,001)	$(61,058)	$(15,734)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2019	86,940	$9	$1,033,053	$1,948	$(289,310)	$745,700
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	875	—	(5,549)	—	—	(5,549)
Share-based compensation	—	—	37,001	—	—	37,001
Equity component of 2025 convertible senior notes, net of issuance costs	—	—	192,442	—	—	192,442
Purchase of capped calls related to 2025 convertible senior notes	—	—	(60,900)	—	—	(60,900)
Equity component from partial repurchase of 2023 convertible senior notes	—	—	(355,932)	—	—	(355,932)
Changes in other comprehensive loss	—	—	—	(1,617)	—	(1,617)
Net loss	—	—	—	—	(60,721)	(60,721)
Balance as of March 31, 2020	87,815	9	840,115	331	(350,031)	490,424
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	870	—	8,550	—	—	8,550
Share-based compensation	—	—	52,129	—	—	52,129
Equity component from partial settlement of 2023 convertible senior notes	—	—	(4,051)	—	—	(4,051)
Temporary equity reclassification	—	—	(6,756)	—	—	(6,756)
Changes in other comprehensive loss	—	—	—	771	—	771
Net income	—	—	—	—	509	509
Balance as of June 30, 2020	88,685	$9	$889,987	$1,102	$(349,522)	$541,576

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2018	81,046	$8	$551,078	$2,226	$(235,703)	$317,609
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	782	—	732	—	—	732
Share-based compensation	—	—	19,616	—	—	19,616
Changes in other comprehensive loss	—	—	—	(375)	—	(375)
Net loss	—	—	—	—	(6,358)	(6,358)
Balance as of March 31, 2019	81,828	8	571,426	1,851	(242,061)	331,224
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,046	—	7,730	—	—	7,730
Share-based compensation	—	—	25,614	—	—	25,614
Changes in other comprehensive loss	—	—	—	242	—	242
Net loss	—	—	—	—	(9,243)	(9,243)
Balance as of June 30, 2019	82,874	$8	$604,770	$2,093	$(251,304)	$355,567

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(60,212)	$(15,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,500	16,486
Share-based compensation	85,844	44,314
Amortization of deferred and prepaid sales commission costs	20,659	13,196
Amortization of debt discount and issuance costs	20,018	10,031
Loss on early extinguishment of debt	7,207	—
Repayment of convertible senior notes attributable to debt discount	(14,230)	—
Reduction of operating lease right-of-use assets	7,754	6,708
Unrealized gain and other related costs on investments	(17,149)	—
Foreign currency remeasurement (gain) loss	305	(323)
Provision for bad debt	3,071	995
Deferred income taxes	(162)	(347)
Tax benefit from release of valuation allowance	—	(3,210)
Other	116	1,427
Changes in assets and liabilities:
Accounts receivable	(15,398)	(10,804)
Deferred and prepaid sales commission costs	(53,316)	(33,032)
Prepaid expenses and other current assets	(13,728)	(9,253)
Other assets	(106)	181
Accounts payable	(973)	11,146
Accrued liabilities	23,792	4,730
Deferred revenue	15,142	14,835
Operating lease liabilities	(7,322)	(6,903)
Other liabilities	4,297	(328)
Net cash provided by operating activities	40,109	44,248
Cash flows from investing activities
Purchases of property and equipment	(15,581)	(14,994)
Capitalized internal-use software	(17,021)	(7,602)
Cash paid for business combination, net of cash acquired	—	(27,870)
Net cash used in investing activities	(32,602)	(50,466)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	986,508	—
Payments for 2023 convertible senior notes partial repurchase	(501,039)	—
Payments for capped calls and transaction costs	(60,900)	—
Proceeds from issuance of stock in connection with stock plans	21,604	13,509
Payments for taxes related to net share settlement of equity awards	(18,603)	(5,047)
Payment for contingent consideration for business acquisition	(3,548)	—
Repayment of financing obligations	(943)	(943)
Net cash provided by financing activities	423,079	7,519
Effect of exchange rate changes	(436)	38
Net increase (decrease) in cash, cash equivalents and restricted cash	430,150	1,339
Cash, cash equivalents and restricted cash
Beginning of period	343,606	566,329
End of period	$773,756	$567,668
Supplemental disclosure of cash flow data
Cash paid for interest	$157	$189
Cash paid for income taxes, net of refunds	$213	$351
Non-cash investing and financing activities
Cash held for future indemnity claims and other potential future payments	$—	$7,148
Equipment and capitalized internal-use software purchased and unpaid at period end	$9,414	$2,077
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
Note 2. Revenue and Cost of Revenue
The Company derives its revenues primarily from subscriptions, sale of products, and professional services. Revenues are recognized when control of these products and services are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services.
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Primary geographical markets
North America	92%	95%	92%	95%
Others	8	5	8	5
Total revenues	100%	100%	100%	100%
The Company derived over 90% of subscription revenues from RingCentral Office product for both of the three and six months ended June 30, 2020 and 2019.
Deferred revenue
During the three and six months ended June 30, 2020, the Company recognized revenue of $25.0 million and $88.0 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contracted revenue as of June 30, 2020 that has not yet been recognized was approximately $1.1 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 55% of this balance over the next 12 months and 45% thereafter.
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, professional services, and phone rentals. Product revenues were $9.3 million and $9.1 million for the three months ended June 30, 2020 and 2019, respectively, and $20.1 million and $18.6 million for the six months ended June 30, 2020 and 2019, respectively. Cost of product revenues were $9.0 million and $8.3 million for the three months ended June 30, 2020 and 2019, respectively, and $19.6 million and $17.1 million for the six months ended June 30, 2020 and 2019, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Cash	$76,492	$46,295
Money market funds	697,264	297,311
Total cash and cash equivalents	$773,756	$343,606
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable	$126,522	$114,745
Unbilled accounts receivable	20,824	17,603
Allowance for doubtful accounts	(5,029)	(2,358)
Accounts receivable, net	$142,317	$129,990
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses	$19,781	$16,249
Inventory	949	401
Other current assets	18,636	8,704
Total prepaid expenses and other current assets	$39,366	$25,354
Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Computer hardware and software	$143,593	$120,841
Internal-use software development costs	66,828	48,419
Furniture and fixtures	7,892	7,690
Leasehold improvements	12,137	11,327
Total property and equipment, gross	230,450	188,277
Less: accumulated depreciation and amortization	(116,027)	(99,047)
Property and equipment, net	$114,423	$89,230
Total depreciation and amortization expense related to property and equipment was $9.4 million and $6.5 million for the three months ended June 30, 2020 and 2019, respectively, and $17.3 million and $12.3 million for the six months ended June 30, 2020 and 2019, respectively.
During the three months ended June 30, 2020, the Company financed $4.7 million of property, equipment and software licenses through vendor financing agreements at interest rates ranging up to 3.95% to be repaid over approximately three-year terms. As of June 30, 2020, $3.2 million of the related equipment is collateralized under the vendor financing arrangement. The financing arrangements and the assets purchased under these arrangements are non-cash investing and financing activities.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2019	$55,278
Foreign currency translation adjustments	9
Balance at June 30, 2020	$55,287
The carrying values of intangible assets are as follows (in thousands):

		June 30, 2020			December 31, 2019
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 to 5 years	$21,249	$10,053	$11,196	$21,245	$8,178	$13,067
Developed technology	3 to 5 years	123,549	24,655	98,894	123,547	9,276	114,271
Total acquired intangible assets		$144,798	$34,708	$110,090	$144,792	$17,454	$127,338
Amortization expense from acquired intangible assets for the three months ended June 30, 2020 and 2019 was $8.6 million and $2.3 million, respectively, and $17.2 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations. As of June 30, 2020, the weighted-average amortization period for developed technology is approximately 3.4 years and for customer relationships is approximately 2.4 years.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2020 (remaining)	$17,009
2021	34,016
2022	28,417
2023	16,478
2024 onwards	14,170
Total estimated amortization expense	$110,090
Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation and benefits	$35,431	$30,541
Accrued sales, use, and telecom related taxes	28,449	25,757
Accrued marketing	24,608	17,505
Operating lease liabilities, short-term	15,797	14,249
Other accrued expenses	63,436	50,677
Total accrued liabilities	$167,721	$138,729
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $10.9 million and $7.0 million for the three months ended June 30, 2020 and 2019, respectively, and $20.7 million and $13.2 million for the six months ended June 30, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at June 30, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$697,264	$697,264	$—	$—
Noncurrent assets:
Long-term investments	$149,337	$—	$—	$149,337

	Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$297,311	$297,311	$—	$—
Noncurrent assets:
Long-term investments	$132,188	$—	$—	$132,188
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Convertible Senior Notes
As of June 30, 2020, the fair value of the 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $1.1 billion. The fair value was determined based on the quoted price for the 2025 Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of June 30, 2020, the fair value of the 0% convertible senior notes due 2023 (the “2023 Notes”) was approximately $993.7 million. The fair value was determined based on the quoted price for the 2023 Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Long-Term Investments
As of June 30, 2020, the fair value of the Company's long-term investments in convertible and redeemable preferred stock was $149.3 million. The Company classifies its long-term investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment and interest rates. These investments are reported at fair value in long-term investments in the Condensed Consolidated Balance Sheets. The Company's total net unrealized gain recorded in other income (expense), net, was $38.5 million and $15.3 million for the three and six

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
months ended June 30, 2020, respectively. Volatility in the global economic climate and financial markets, including the effects of COVID-19, could result in a significant change in the underlying share-price of the Company’s investees, resulting in a material change in the value of the long-term investments.
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
In the fourth quarter of 2019, the Company also entered into a strategic partnership with Atos SE ("Atos") and its subsidiary, Unify Software and Solutions GmbH & CO. KG ("Unify"), which, among other things, provided for a one-time upfront consideration towards the acquisition of certain intellectual property rights and a commercial arrangement. Under the commercial agreement Unify is engaged in the marketing and sale of the Company's product, which represents advance payment for cost to obtain contracts with customers.
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
During the three months ended June 30, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.

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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

June 30, 2020
Principal	$1,000,000
Unamortized discount	(183,535)
Unamortized issuance cost	(10,298)
Net carrying amount	$806,167

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

June 30, 2020
Proceeds allocated to the conversion option (debt discount)	$195,074
Issuance cost	(2,632)
Net carrying amount	$192,442
The following table sets forth the interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Amortization of debt discount	$8,816	11,539
Amortization of debt issuance costs	430	562
Total interest expense related to the 2025 Notes	$9,246	$12,101
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
During the three months ended June 30, 2020, the stock price condition allowing holders of the 2023 Notes to convert was met. As a result, holders have the option to convert their 2023 Notes at any time during the fiscal quarter ending September 30, 2020. The 2023 Notes may be convertible thereafter if one or more of the conversion conditions specified in the 2023 Indenture is satisfied during future measurement periods.
During the three months ended June 30, 2020, the Company received conversion requests on the principal amount of the 2023 Notes totaling approximately $53.1 million, out of which approximately $1.9 million was settled in cash during the quarter ended June 30, 2020. During the quarter ended June 30, 2020, the Company recognized an immaterial gain on these conversions representing the net carrying amount in excess of the fair value of the liability component of the converted notes on the respective settlement dates. The amount is included in other income (expense), net in the Condensed Consolidated Statement of Operations.
In relation to the remaining $51.2 million principal amount of unsettled conversion requests, as of June 30, 2020, the Company reclassified a portion of equity of approximately $6.8 million representing the difference between the principal and net carrying amount of the liability component of the 2023 Notes requested for conversion, into temporary equity, as these requests will be settled during the third quarter of fiscal 2020.
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
The net carrying amount of the liability component of the 2023 Notes was as follows (in thousands):

June 30, 2020
Principal	$285,532
Unamortized discount	(35,708)
Unamortized issuance cost	(3,097)
Net carrying amount (1)	$246,727
(1)As of June 30, 2020, $44.4 million net carrying amount of the liability component was classified as a current liability on the Condensed Consolidated Balance Sheets.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the interest expense recognized related to the 2023 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of debt discount	$3,076	$4,700	$7,348	$9,343
Amortization of debt issuance costs	243	349	576	688
Total interest expense related to the 2023 Notes	$3,319	$5,049	$7,924	$10,031
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
Note 7. Leases
The Company primarily leases facilities for office and datacenter space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2020, non-cancellable leases expire on various dates between 2020 and 2029.
The components of leases are as follows (in thousands):

Operating leases	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$38,107	$39,269

Accrued liabilities	$15,797	$14,249
Operating lease liabilities	25,392	28,516
Total operating lease liabilities	$41,189	$42,765

	Six Months Ended June 30,
Supplemental Cash Flow Information	2020	2019
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$8,373	$7,746

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$6,512	$6,968
On August 6, 2020, the Company entered into a second amendment to the lease agreement with Phillip H. Raiser, Trustee of the JHR Marital Trust under Trust Agreement dated October 2, 1969, as amended, Phillip H. Raiser, Trustee of the JHR Bypass Trust under Trust Agreement dated October 2, 1969, as amended, Harvey E. Chapman, Jr., Trustee of the Harvey

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
E. Chapman, Jr. Living Trust under Trust Agreement dated July 17, 2006, and Colleen C. Badell, Trustee of the Colleen C. Badell Living Trust under Trust Agreement dated July 17, 2006, as tenants in common (individually and collectively, “Landlord”) for its corporate headquarters (the “Lease Amendment”).
The premises leased occupy approximately 84,148 rentable square feet of office building space, consisting of three office floors, located at 20 Davis Drive in Belmont, California. The Lease Amendment extends the Company’s right to occupy the premises commencing on August 1, 2021 and terminates on July 31, 2026, unless earlier terminated pursuant to the terms of the Lease Amendment. The Company has the right to extend the term for one additional five-year period under certain circumstances. The monthly base rent for the first year of the extended lease term is approximately $0.3 million and increases annually thereafter by three percent for the balance of the extended term.
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
TCPA Matter
On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the Telephone Consumer Protection Act (“TCPA”) and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others. Hurley alternatively alleged that the Company was vicariously liable for the actions of the other co-defendants. Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims. The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part the Company’s motion to dismiss. The district court dismissed Hurley’s vicarious liability claim but allowed Hurley’s TCPA claim to proceed. The Company filed its answer and affirmative defenses to the second amended complaint on October 18, 2018. Hurley filed a motion to certify a class on July 9, 2019. The Company and another defendant filed oppositions to the motion, which have been fully briefed and is pending decision by the court. Discovery closed on October 25, 2019. The Company filed a motion for summary judgment on November 14, 2019. Hurley opposed the motion, which has been fully briefed and is pending decision by the court. The parties mediated the case before a private mediator on January 23, 2020, at which time a tentative settlement was achieved. The settlement will need to be approved by the court. Meanwhile, the court has issued an order holding the case in abeyance pending approval of the settlement. The condensed consolidated financial statements include an immaterial accrual for the estimated loss that is expected to occur.
Patent Infringement Matter
On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. (together, “Uniloc”) filed in the U.S. District Court for the Eastern District of Texas two actions against the Company alleging infringement of U.S. Patent Nos. 7,804,948;

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. On July 7, 2020, the Court granted the parties’ stipulation to extend time for the Company to respond to the Reuben’s complaint. The Company has not responded to the complaint. The Court has set an August 17, 2020 Case Management Conference. This litigation is still in its earliest stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.
Other Matter
 On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral fraudulently and in bad faith. The Company seeks its costs incurred in negotiating under the Letter of Intent ("LOI") that the parties entered into and damages for lost opportunity as a result of forgoing another acquisition opportunity, and attorneys’ fees and costs. On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of its executive officers alleging breach of the LOI as well as tort claims arising from the Company's allegedly inducing Bright Pattern to enter into the LOI and subsequent extensions while allegedly misstating the timeframe for the proposed transaction. As damages, Bright Pattern seeks audit fees it allegedly incurred, a $5 million break-up fee, its alleged “cash burn” during the negotiations, and unspecified lost opportunity damages. The Company filed a demurrer to Bright Pattern’s amended cross-complaint, as well as a related motion to strike. On May 7, 2020, the court denied both the motion to strike and demurrer. This litigation is still in early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any loss or range of loss that may occur. The Company intends to vigorously prosecute and defend this lawsuit.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Preferred Stock
The board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B common stock. As of June 30, 2020 and December 31, 2019, there were 100,000,000 shares of preferred stock authorized and no shares issued or outstanding.
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
Note 10. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$3,846	$2,120	$6,572	$3,761
Research and development	9,772	5,508	17,239	9,770
Sales and marketing	16,322	9,799	27,613	17,407
General and administrative	19,315	7,489	34,420	13,376
Total share-based compensation expense	$49,255	$24,916	$85,844	$44,314
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options	$9	$204	$33	$739
Employee stock purchase plan rights	1,844	1,043	3,235	1,942
Restricted stock units	47,402	23,669	82,576	41,633
Total share-based compensation expense	$49,255	$24,916	$85,844	$44,314

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Incentive Plans
As of June 30, 2020, a total of 17,639,853 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).
A summary of option activity under all of the Company’s equity incentive plans at June 30, 2020 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,257	$13.13	2.5	$351,428
Granted	—	—
Exercised	(790)	13.02
Canceled/Forfeited	—	—
Outstanding at June 30, 2020	1,467	$13.19	2.0	$399,425
Vested and expected to vest as of June 30, 2020	1,469	$13.19	2.0	$399,409
Exercisable as of June 30, 2020	1,468	$13.18	2.0	$399,032
There were no options granted during the three and six months ended June 30, 2020 and 2019. The total intrinsic value of options exercised during the three months ended June 30, 2020 and 2019 were $87.2 million and $48.2 million, respectively, and $175.8 million and $80.3 million, during the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, there was an immaterial amount of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of June 30, 2020, there was a total of $2.7 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years. As of June 30, 2020, a total of 4,713,290 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at June 30, 2020, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,249	$85.39	$548,145
Granted	1,171	213.19
Released	(954)	89.34
Canceled/Forfeited	(150)	103.12
Outstanding at June 30, 2020	3,316	$128.57	$945,066

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2020, there was a total of $301.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.5 years.
Bonus Plan
In December 2018, the Company's board of directors (the "Board") adopted the Selective 2019 Key Employee Equity Bonus Plan (the "2019 KEEB Plan”), which became effective on January 1, 2019, and in December 2019, the Board adopted the Selective 2020 Key Employee Equity Bonus Plan (the "2020 KEEB Plan" and together with the 2019 KEEB Plan the "KEEB Plans"), which became effective on January 1, 2020. Both KEEB Plans allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the quarter ended June 30, 2020, 25,905 RSUs were issued under the 2020 KEEB Plan. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $1.9 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the KEEB Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
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
Concentrations
At June 30, 2020 and December 31, 2019, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At June 30, 2020 and December 31, 2019, approximately 89% and 89% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. France represented 7% and 8% of the Company's consolidated long-lived assets as of June 30, 2020 and December 31, 2019, respectively. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
Note 12. Income Taxes
The provision for (benefit from) income taxes for the three months ended June 30, 2020 and 2019, was $0.2 million and $0.1 million, respectively, and was $0.4 million and $(3.0) million for the six months ended June 30, 2020 and 2019, respectively. The provision for (benefit from) income taxes for the three months ended June 30, 2020 and 2019 consisted primarily of state minimum taxes and foreign income taxes. The provision for (benefit from) income taxes for the six months ended June 30, 2020 consisted primarily of state minimum taxes and foreign income taxes. The provision for (benefit from) income taxes for the six months ended June 30, 2019 consisted primarily of state minimum taxes, foreign income taxes, and a one-time benefit from the release of valuation allowance as a result of the ConnectFirst acquisition. For the three and six months ended June 30, 2020 and 2019, the provision for income taxes differed from the U.S. federal statutory rate primarily due to state and foreign taxes currently payable. Due to the Connect First acquisition in January 2019, a deferred tax liability was established for the book-tax basis difference related to identifiable acquired intangibles. The net deferred tax liability from acquisitions is considered an additional source of income to support the realizability of the Company's pre-existing deferred tax asset, and as a result the Company released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $3.2 million for the six months ended June 30, 2019. The Company realized no benefit for the current year losses due to a full valuation allowance against the U.S. and foreign net deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2020 and December 31, 2019. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and six months ended June 30, 2020, there were no material changes to the total amount of unrecognized tax benefits.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was passed into law and amended portions of relevant tax laws. The CARES Act did not have any significant impact on the provision for income taxes for the three and six months ended June 30, 2020. The Company will continue to monitor future guidance issued regarding the CARES Act.
Note 13. Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, and convertible senior notes, to the extent dilutive. For the six months ended June 30, 2020 and the three and six months ended June 30, 2019, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income (loss)	$509	$(9,243)	$(60,212)	$(15,601)
Denominator:
Weighted-average common shares outstanding for basic net income (loss) per share	88,254	82,339	87,797	81,872
Effect of dilutive securities:
Shares of common stock issuable under equity incentive awards outstanding	3,514	—	—	—
Shares of common stock related to convertible senior notes	2,377	—	—	—
Weighted-average common shares outstanding for diluted net income (loss) per share	94,145	82,339	87,797	81,872
Basic net income (loss) per share	$0.01	$(0.11)	$(0.69)	$(0.19)
Diluted net income (loss) per share	$0.01	$(0.11)	$(0.69)	$(0.19)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of common stock issuable under equity incentive awards outstanding	1,661	7,292	5,205	7,381
Shares of common stock related to convertible senior notes	—	1,657	2,256	1,311
Potential common shares excluded from diluted net loss per share	1,661	8,949	7,461	8,692
Since the Company expects to settle the principal amount of both its outstanding 2023 and 2025 Notes in cash and any excess in cash or shares of the Company’s Class A Common Stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A Common Stock for a given period exceeds the conversion price of $81.45 and $360.43 per share for the 2023 and 2025 Notes, respectively.
The denominator for diluted net income per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuance of the 2023 and 2025 Notes as this effect would be anti-dilutive. In the event of conversion of the 2023 Note or the 2025 Note, if shares are delivered to the Company under the capped call, they will offset the dilutive effect of the shares that the Company would issue under the Notes.
Note 14. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at June 30, 2020 and December 31, 2019 were $2.0 million and $1.5 million, respectively. Total expenses incurred from Google Inc. were $6.2 million and $4.8 million in the three months ended June 30, 2020 and 2019, respectively, and $12.5 million and $9.4 million in the six months ended June 30, 2020 and 2019, respectively.
Note 15. Subsequent Events
Strategic Partnership Agreement
In July 2020, the Company entered into a strategic partnership with a provider of communications, networking, and cloud solutions in Europe. Under the agreement, the Company paid $100.0 million in cash to gain exclusive access to the provider's customer base and for prepaid future commissions. The parties intend to introduce a new co-branded solution, which will be the exclusive Unified Communications as a Service ("UCaaS") solution marketed and sold by the strategic partner.

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
Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and six months ended June 30, 2020 and 2019, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale and rental of pre-configured phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of resellers who sell our solutions. We also sell our solutions through carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”), and BT Group plc (“BT”). In October 2019, we entered into a strategic partnership with Avaya Holdings Corp. ("Avaya"), which includes the introduction of a new solution Avaya Cloud Office by RingCentral ("ACO"), which is marketed and sold by Avaya and its subsidiaries. In December 2019, we entered into a strategic partnership with Atos SE ("Atos") and its subsidiary, Unify Software and Solutions GmbH & CO. KG ("Unify"), which includes the introduction of a new Unified Communications as a Service ("UCaaS") solution called Unify Office by RingCentral ("UO"), which will be marketed and sold as the exclusive UCaaS offering for the Atos Unify product family installed base. We intend to continue to foster this network and expand our network with resellers and other channel partners. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.
Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. As of June 30, 2020, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and six months ended June 30, 2020 and 2019, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
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
During the three months ended June 30, 2020, we noted contributions from new bookings as more businesses transition to RingCentral in the current work-from-anywhere environment. In the early part of the quarter, we experienced higher churn rate mainly with small business customers in certain verticals, and we saw an improvement in churn rates through the remainder of the quarter. Further, due to the shelter-in-place, we continue to see more customers opting for the RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted demand for physical phone devices. We also observed customer requests for extension in payment terms. To address customer hardships, we continue to engage with these customers providing them greater flexibility to manage challenges they are facing.
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
We may continue to experience curtailed customer demand due to reduced customer spend, shortened contract duration, higher churn, lengthened payment terms, credit card declines, potential delays in professional services implementations, and reduction in demand for desktop phones, which could adversely impact our business, results of operations and overall financial performance in future periods. We may in the future continue to experience elevated churn in certain customer verticals and customer requests for extension of payment terms.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will also depend on certain developments, including the duration and spread of the outbreak, actions taken to contain the virus or its impact, impact on our partners, resellers and employees, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. For example, to support the health and well-being of our employees, customers, partners and communities in response to the COVID-19 pandemic, a vast majority of our employees are currently working remotely and we have shifted some of our customer events to virtual-only experiences, and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. At this point, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
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

Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2020 was $92.2 million. As such, our ARR at June 30, 2020 was $1.1 billion.
RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that only customer subscriptions from RingCentral Office and RingCentral customer engagement solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at June 30, 2020 was $1.0 billion.
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
Our key business metrics for the five quarterly periods ended June 30, 2020 were as follows (dollars in millions):

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$1,106.5	$1,029.7	$960.1	$881.4	$830.8
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$1,018.3	$943.3	$876.8	$800.3	$749.2

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Subscriptions	$257,038	$194,792	$500,142	$377,500
Other	20,947	20,360	45,355	39,141
Total revenues	277,985	215,152	545,497	416,641
Cost of revenues
Subscriptions	56,721	38,079	109,154	73,413
Other	19,916	15,551	40,927	31,052
Total cost of revenues	76,637	53,630	150,081	104,465
Gross profit	201,348	161,522	395,416	312,176
Operating expenses
Research and development	43,519	32,632	84,429	62,419
Sales and marketing	137,633	103,590	268,945	203,141
General and administrative	49,532	32,480	96,868	61,259
Total operating expenses	230,684	168,702	450,242	326,819
Loss from operations	(29,336)	(7,180)	(54,826)	(14,643)
Other income (expense), net
Interest expense	(12,598)	(5,088)	(20,100)	(10,120)
Other income, net	42,603	3,141	15,086	6,192
Other income (expense), net	30,005	(1,947)	(5,014)	(3,928)
Income (loss) before income taxes	669	(9,127)	(59,840)	(18,571)
Provision for (benefit from) income taxes	160	116	372	(2,970)
Net income (loss)	$509	$(9,243)	$(60,212)	$(15,601)

Percentage of Total Revenues *

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Subscriptions	92%	91%	92%	91%
Other	8	9	8	9
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	20	18	20	18
Other	7	7	8	7
Total cost of revenues	28	25	28	25
Gross profit	72	75	72	75
Operating expenses
Research and development	16	15	15	15
Sales and marketing	50	48	49	49
General and administrative	18	15	18	15
Total operating expenses	83	78	83	78
Loss from operations	(11)	(3)	(10)	(4)
Other income (expense), net
Interest expense	(5)	(2)	(4)	(2)
Other income, net	15	1	3	1
Other income (expense), net	11	(1)	(1)	(1)
Income (loss) before income taxes	—	(4)	(11)	(4)
Provision for (benefit from) income taxes	—	—	—	(1)
Net income (loss)	—%	(4)%	(11)%	(4)%
* Percentages may not add up due to rounding.
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues
Subscriptions	$257,038	$194,792	$62,246	32%	$500,142	$377,500	$122,642	32%
Other	20,947	20,360	587	3%	45,355	39,141	6,214	16%
Total revenues	$277,985	$215,152	$62,833	29%	$545,497	$416,641	$128,856	31%
Percentage of revenues
Subscriptions	92%	91%			92%	91%
Other	8	9			8%	9%
Total	100%	100%			100%	100%
Subscriptions revenue. Subscriptions revenue increased by $62.2 million, or 32%, for the three months ended June 30, 2020, and $122.6 million, or 32%, for the six months ended June 30, 2020, as compared to the respective prior year periods. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market and increased sales through our channel partners. In the beginning of the quarter we also noted a higher churn rate mainly in certain verticals, which improved through the remainder of the quarter. Although we expect to continue to add new customers and existing customers to increase their usage of our product, we will continue to monitor the COVID-19 pandemic carefully and its impact on customer demand, contract duration, churn, payment terms, and credit card declines. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, could also cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services.
Other revenues increased by $0.6 million, or 3%, for the three months ended June 30, 2020, and $6.2 million, or 16% for the six months ended June 30, 2020, as compared to the respective prior year periods, primarily due to the increase in product sales and professional services resulting from the overall growth in our business. Due to shelter in place, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones and timing of professional services projects. We may continue to see a reduction in demand for desktop phones and slower implementation services. We will continue to monitor the COVID-19 pandemic carefully and its impact on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenues
Subscriptions	$56,721	$38,079	$18,642	49%	$109,154	$73,413	$35,741	49%
Other	19,916	15,551	4,365	28%	40,927	31,052	9,875	32%
Total cost of revenues	$76,637	$53,630	$23,007	43%	$150,081	$104,465	$45,616	44%
Gross margins
Subscriptions	78%	80%			78%	81%
Other	5%	24%			10%	21%
Total gross margin %	72%	75%			72%	75%
Subscriptions cost revenues and gross margin. Cost of subscriptions revenues increased by $18.6 million, or 49%, for the three months ended June 30, 2020 as compared to the respective prior year period. The primary drivers of the increase were increases in infrastructure support costs including amortization of acquired intangible of $9.2 million, third-party costs to support our solution offerings of $7.1 million, and personnel and contractor-related costs including share-based compensation expenses of $3.0 million. The decrease in gross margin was mainly driven by higher amortization of acquired intangible assets of $6.3 million and share-based compensation expense of $1.0 million.
Cost of subscriptions revenues increased by $35.7 million, or 49%, for the six months ended June 30, 2020, as compared to the respective prior year period. The primary drivers of the increase were increases in infrastructure support costs including amortization of acquired intangibles of $18.7 million, third-party costs to support our solution offerings of $12.5 million, and personnel and contractor-related costs including share-based compensation expense of $5.2 million. The decrease in gross margin was mainly driven by higher amortization of acquired intangible assets of $13.0 million and higher share-based compensation expense of $1.7 million.
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
Other cost of revenues and gross margin. Cost of other revenues increased by $4.4 million, or 28%, for the three months ended June 30, 2020 as compared to the respective prior year period. This was primarily due to an increase in personnel costs of $3.1 million including share-based compensation expense, and cost of product sales of $1.3 million. Other revenue gross margin fluctuated based on timing of completion of professional services projects and transaction price for product sales.
Cost of other revenues increased by $9.9 million, or 32%, for the six months ended June 30, 2020, as compared to the respective prior year period. This was primarily due to an increase in personnel costs of $5.6 million including share-based compensation expense, and cost of product sales of $3.9 million. Other revenue gross margin fluctuated based on timing of completion of professional services projects and transaction price for product sales.
We continue to monitor the impact of COVID-19 on timing of professional services and transaction price of product sales.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$43,519	$32,632	$10,887	33%	$84,429	$62,419	$22,010	35%
Percentage of total revenues	16%	15%			15%	15%
Research and development expenses increased by $10.9 million, or 33%, for the three months ended June 30, 2020 as compared to the respective prior year period, primarily driven by increases in personnel costs due to higher headcount growth of $6.3 million and higher share-based compensation expense of $4.3 million.
Research and development expenses increased by $22.0 million, or 35%, for the six months ended June 30, 2020, as compared to the respective prior year period, primarily driven by $20.6 million increase in personnel costs and increase in professional fees of $1.9 million. The $20.6 million increase in personnel costs was mainly driven by approximately $13.0 million relating to headcount growth and $7.5 million share-based compensation expense.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$137,633	$103,590	$34,043	33%	$268,945	$203,141	$65,804	32%
Percentage of total revenues	50%	48%			49%	49%
Sales and marketing expenses increased by $34.0 million, or 33%, for the three months ended June 30, 2020 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $16.9 million, advertising and marketing costs of $8.8 million, third-party commissions of $6.9 million, and amortization of deferred sales commission costs of $3.9 million, partially offset by $2.8 million decrease in travel costs resulting from the impact of COVID-19. Of the total increase in personnel and contractor costs, $10.2 million was primarily due to headcount growth and approximately $6.5 million was due to higher share-based compensation expense, partially offset by a reduction in other employee related expenses.
Sales and marketing expenses increased by $65.8 million, or 32%, for the six months ended June 30, 2020, as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $31.1 million, third-party commissions of $16.1 million, advertising and marketing costs of $14.1 million, and amortization of deferred sales commission costs of $7.5 million, partially offset by a $2.9 million decrease in travel costs resulting from the impact of COVID-19. Of the total increase in personnel and contractor costs, $20.9 million was primarily due to headcount growth and approximately $10.2 million was due to higher share-based compensation expense.
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

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$49,532	$32,480	$17,052	53%	$96,868	$61,259	$35,609	58%
Percentage of total revenues	18%	15%			18%	15%
General and administrative expenses increased by $17.1 million, or 53%, for the three months ended June 30, 2020 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $14.8 million including $11.8 million due to higher share-based compensation expense, professional fees of $1.9 million, business fees and taxes of $1.5 million, and overhead costs of $1.0 million, partially offset by vendor credits of $2.6 million.
General and administrative expenses increased by $35.6 million, or 58%, for the six months ended June 30, 2020, as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $28.5 million including $21.0 million due to higher share-based compensation expense, professional fees of $4.1 million, business fees and taxes of $2.7 million, increased allowance for doubtful accounts of $2.1 million partly driven by customer collection concerns stemming from COVID-19, and overhead costs of $1.2 million, partially offset by vendor credits of $2.6 million.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.
Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense	$(12,598)	$(5,088)	$(7,510)	nm	$(20,100)	$(10,120)	$(9,980)	99%
Other income, net	42,603	3,141	39,462	nm	15,086	6,192	8,894	144%
Other income (expense), net	$30,005	$(1,947)	$31,952	nm	$(5,014)	$(3,928)	$(1,086)	28%
nm - not meaningful
Other income, net increased by $32.0 million for the three months ended June 30, 2020, as compared to the respective prior year period, primarily due to a $41.5 million gain recognized on our long-term investments in the second quarter of 2020, partially offset by $7.5 million increase in interest expense from the amortization of the debt discount and issuance costs from our senior convertible notes. Additionally, interest income on our investments declined by $2.5 million as a result of reduction in Federal Funds rate in response to COVID-19.
Other expense, net increased by $1.1 million for the six months ended June 30, 2020, as compared to the respective prior year period, primarily due to $10.0 million increase in interest expense from the amortization of the debt discount and issuance costs from our senior convertible notes, $7.2 million from the loss on the partial repurchase of our convertible senior notes, and decrease in interest income on our investments by $4.6 million, partially offset by a $21.4 million net unrealized gain recognized on our long-term investments.
We expect interest income to further reduce in the future due to interest rate volatility in the current macroeconomic environment.
Net income (loss)
Net income increased by $9.8 million for the three months ended June 30, 2020, as compared to the respective prior year period, mainly due to non-cash items that include a $41.5 million unrealized gain from our long-term investments in the second quarter of 2020, partially offset by $24.3 million higher share-based compensation expense and $6.3 million increase in amortization of acquired intangibles.
Net loss increased by $44.6 million for the six months ended June 30, 2020, as compared to the respective prior year period, mainly due to non-cash items that include $41.5 million higher share-based compensation expense, $13.0 million increase in amortization of acquired intangibles, and $10.0 million increase in interest expense from the amortization of the debt discount and issuance costs from our senior convertible notes, partially offset by $21.4 million net unrealized gain recognized from our long-term investments.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $773.8 million and $343.6 million, respectively. We finance our operations primarily through sales to our customers and the majority of our customers are billed monthly. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance. Revenue is deferred for such advanced billings. We also finance our operations from proceeds from issuance of convertible senior notes and proceeds from issuance of stock under our stock plans.
In March 2020, we issued $1.0 billion aggregate principal of 0% convertible senior notes due 2025 (the “2025 Notes”) in a private placement. As of June 30, 2020, the carrying value of our 2025 Notes totaled $806.2 million. Our 2025 Notes contain customary financial covenants. In connection with the offering of the 2025 Notes, we used part of the net proceeds from the offering to repurchase a portion of the 2023 Notes. During the quarter ending June 30, 2020, we received conversion requests on the principal amount of the 2023 Notes totaling approximately $53.1 million of which $51.2 million were outstanding as of June 30, 2020. We intend to settle this outstanding principal amount out of our cash and cash equivalents outstanding balance. For additional details, refer to Note 6, Convertible Senior Notes, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in compliance with all covenants under both the 2025 and 2023 Notes as of June 30, 2020.
During the three months ended June 30, 2020, we financed approximately $4.7 million of property, equipment, and software licenses through vendor financing arrangements. As of June 30, 2020, approximately $3.2 million of the related hardware and software is collateralized.
Further, subsequent to June 30, 2020, we entered into a strategic partnership agreement under which we paid $100.0 million in cash.
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
        The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$40,109	$44,248
Net cash used in investing activities	(32,602)	(50,466)
Net cash provided by financing activities	423,079	7,519
Effect of exchange rate changes	(436)	38
Net increase (decrease) in cash and cash equivalents	$430,150	$1,339

Net Cash Provided by Operating Activities
Cash provided by operating activities is driven by our net income (loss), the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business.
Net cash provided by operating activities was $40.1 million for the six months ended June 30, 2020. This was driven by a net loss of $60.2 million adjusted for impacts of non-cash adjustments of $162.2 million, partially offset by net cash used for working capital of $47.6 million and $14.2 million attributable to debt discount on a portion of the 2023 senior convertible notes that was repaid. The working capital changes were driven primarily by growth in our business, the timing of cash payments to vendors and cash receipts and prepayments from customers and carriers.
The non-cash adjustments resulted primarily from $85.8 million of share-based compensation, $34.5 million of depreciation and amortization, $27.2 million of amortization of debt discount and issuance costs related to our convertible notes along with the loss on early extinguishment of debt, and $20.7 million of amortization of deferred sales commission costs, partially offset by $17.1 million gain on investments.
Net cash provided by operating activities for the six months ended June 30, 2020, decreased by $4.1 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections, and payment of a portion of the 2023 Notes related to interest.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of our long-term investments, business acquisitions and purchase of intellectual properties, and capital expenditures and internal-use software. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $32.6 million for the six months ended June 30, 2020, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software.
Net cash used in investing activities for the six months ended June 30, 2020 decreased by $17.9 million as compared to the respective prior year period. The decrease was primarily due to cash used for business acquisitions in 2019 partially offset by higher capital expenditures.
Net Cash Provided by Financing Activities
Our primary financing activities have consisted of raising proceeds through the issuance of stock under our stock plans and issuance of our 2025 Notes, offset by partial repurchase and conversion requests of our 2023 Notes.
Net cash provided by financing activities was $423.1 million for the six months ended June 30, 2020, primarily due to $986.5 million proceeds from the issuance of our 2025 Notes, net of issuance costs, partially offset by cash paid for the partial repurchase and conversion requests for our 2023 Notes of $501.0 million, $60.9 million payments for capped calls transactions and costs, and payments for taxes paid in connection with our stock plans of $18.6 million.
Net cash provided by financing activities for the six months ended June 30, 2020 increased by $415.6 million primarily due to the 2025 Notes issued in the current year partially offset by the partial settlement of the 2023 Notes.
Non-GAAP Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities plus cash paid for repayments of convertible senior notes attributable to debt discount, reduced by purchases of property and equipment and capitalized internal-use software. We believe information regarding free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations, and should be considered alongside our other GAAP-based financial liquidity performance measures, such as net cash used in operating activities and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$40,109	$44,248
Repayment of convertible senior notes attributable to debt discount	14,230	—
Non-GAAP net cash provided by operating activities	54,339	44,248
Purchases of property and equipment	(15,581)	(14,994)
Capitalized internal-use software	(17,021)	(7,602)
Non-GAAP free cash flow	$21,737	$21,652
Backlog
We have generally signed new customers to contracts that vary in length, from month-to-month to multi-year terms for our subscriptions. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute backlog. Until such time, we do not recognize them as revenues in our Condensed Consolidated Financial Statements. Given the variability in our contract length, we believe that backlog is not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.
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
Contractual Obligations and Commitments
Except as set forth below, and in Notes 3, 6, 7 and 8 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Off-balance Sheet Arrangements
During the six months ended June 30, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, will cause variability in our revenue. However, this impact has not been significant during the three and six months ended June 30, 2020. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and six months ended June 30, 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of June 30, 2020, we had cash and cash equivalents of $773.8 million. We hold our cash and cash equivalents for working capital purposes. Declines in interest rates would reduce future interest income. For the three and six months ended June 30, 2020, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. We expect interest income to further reduce in the future due to interest rate volatility in the current macroeconomic environment.
As of June 30, 2020, we had $246.7 million and $806.2 million outstanding from both the 2023 Notes and 2025 Notes (collectively the "Notes"), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
Market Risk
As of June 30, 2020, we had long-term investments in convertible and redeemable preferred stock of $149.3 million. These equity investments are subject to market related risks that could decrease or increase the fair value of our holdings. These equity investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including the potential impacts from COVID-19. A fluctuation in the investee's stock price, volatility or combination of both could have an adverse impact on the fair value of our investment. A hypothetical adverse stock price or volatility change of 10% could have resulted in a potential decrease of up to $9.8 million in the fair-value of our investment as of June 30, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has significantly affected, or is reasonably likely to significantly affect, our internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting although since March 2020 most of our employees and extended workforce are now working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to address impacts to their design, implementation and operating effectiveness.
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
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. See Special Note Regarding Forward-Looking Statements of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of these known or unknown risks or uncertainties actually occurs and have a material adverse effect on us, our business, financial condition and results of operations could be seriously harmed. In addition, the impacts of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not currently aware of.
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
Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:
•our ability to retain existing customers, resellers, and carriers, and expand our existing customers’ user base, and attract new customers;
•our ability to introduce new solutions;
•the actions of our competitors, including pricing changes or the introduction of new solutions;
•our ability to effectively manage our growth;
•our ability to successfully penetrate the market for larger businesses;
•the mix of annual and multi-year subscriptions at any given time;

•the timing, cost, and effectiveness of our advertising and marketing efforts;
•the timing, operating cost, and capital expenditures related to the operation, maintenance and expansion of our business;
•our ability to successfully and timely execute on, integrate, and realize the benefits of any acquisition, investment, strategic partnership, or other strategic transaction or partnership we may make or undertake;
•service outages or actual or perceived information security breaches and any related impact on our reputation;
•our ability to accurately forecast revenues and appropriately plan our expenses;
•our ability to realize our deferred tax assets;
•costs associated with defending and resolving intellectual property infringement and other claims;
•changes in tax laws, regulations, or accounting rules;
•the timing and cost of developing or acquiring technologies, services or businesses, and our ability to successfully manage any such acquisitions;
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including the continued effects of the global outbreak of COVID-19.
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
In December 2019, a novel coronavirus, COVID-19 was reported in China and, in March 2020, the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. We are, with certain exceptions, requiring all employees around the globe to work remotely and have closed all of our offices. We have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another, our customers and prospective customers, resellers and other channel partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer and other commercial contracts in a timely manner and our ability to source, assess, negotiate, and successfully implement and execute on, and realize the benefits of, acquisitions, investments, strategic partnerships and other strategic transactions, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic has and will continue to disrupt the operations of our customers, resellers and other channel partners, strategic partners, suppliers and other third-party providers for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could continue to negatively impact our business, financial condition and results of operations. For example, to address customer hardships, in vertical markets most impacted by COVID-19, such as retail and hospitality, we are actively working with some customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Furthermore, some governments have enacted indefinite orders prohibiting providers of telecommunications services from discontinuing service for non-payment. This could adversely affect us by increasing the risk of non-payment by our customers. We may also incur further costs by opting not to discontinue services to non-paying customers for reasons such as maintaining goodwill. More generally, the COVID-19 pandemic could continue to adversely affect economies and financial markets globally, continuing the economic downturn, which could decrease technology spending and continue to adversely affect demand for our solutions and harm our business. The full extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain.
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
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, and carriers develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly as we continue to expand internationally, would add complexity to our organization and require effective communication and coordination throughout our organization. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively, particularly doing so remotely in the short term during the COVID-19 pandemic. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.
Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Atos/Unify and others, which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationships with Avaya Holdings Corp. (“Avaya”) and its subsidiaries and Atos SE (“Atos”) and its subsidiaries, including Unify Software and Solutions GmbH & CO. KG (“Unify”), will depend in part on our ability to work with our strategic partners to develop, market and sell co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”) and Unify Office by RingCentral (“UO”). Setting up and maintaining the operations and processes of these strategic partnerships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing ACO, UO and other co-branded solutions to market may take longer than anticipated or fail to materialize, which could negate or reduce our anticipated benefits and revenue opportunities. In addition, we must be successful in marketing and selling ACO to realize the benefits of our prepayment to Avaya of $345 million in our common stock. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our carriers and strategic partners, such as AT&T, BT, TELUS, Avaya, and Atos sell or are expected to sell our solutions, but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other cloud companies and established communications providers that resell on-premise hardware, software, and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., Fuze, Inc., StarBlue, Inc., Intermedia.net, Inc., J2 Global, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp., and Slack Technologies, Inc., on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., Vonage Holdings Corp., salesforce.com, inc., and Twilio Inc. We also face competition from digital engagement vendors such as Brand Embassy Ltd, eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc., among others named above that may offer similar features.
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
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, TELUS, Avaya and Atos (through its subsidiary Unify) also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, we entered into a revised agreement with AT&T, under which AT&T resumed reselling our solutions, and sales of our solutions by AT&T have increased as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We also recently entered into certain agreements for strategic partnerships with Avaya and Atos to sell certain of our solutions. Avaya introduced the ACO solution at the end of the first quarter of 2020 and Atos and Unify are expected to introduce the UO solution during the third quarter of 2020; however, there can be no guarantee that Avaya or any of its channel partners or Atos and Unify and their channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. If AT&T, Avaya and its channel partners, or Atos and Unify and their channel partners, are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and other channel partners, carriers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. Further, the ability of our resellers, carriers and strategic partners to market and sell our solutions could be adversely impacted by the COVID-19 pandemic. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers and other channel partners, carriers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
Recruiting and retaining qualified resellers and other channel partners and carriers in our network and training them in our technology and subscription offerings requires significant time and resources. To develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investment in systems and training. Many resellers and other channel partners and carriers may not be willing to invest the time and resources required to train their staff to effectively market our subscriptions.
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
Further, in January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. The order was contested in federal court, was largely affirmed by a three-judge panel; the request for rehearing was denied and the parties declined to appeal the decision to the Supreme Court. A number of states have enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. Under the new FCC rules, broadband Internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely affect our business and opportunities for growth.

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
Any defects in, or unavailability of, our or third-party software or hardware that cause interruptions of our subscriptions could, among other things:
•cause a reduction in revenues or delay in market acceptance of our subscriptions;
•require us to pay penalties or issue credits or refunds to our customers, resellers, or carriers, or expose us to claims for damages;
•cause us to lose existing customers and make it more difficult to attract new customers;
•divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation;
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
We have significant operations in the United States, Canada, the United Kingdom, Russia, China, Ukraine, the Philippines and France. We also sell our solutions to customers in other countries in the EU and in Australia, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•our ability to comply with differing and evolving technical and environmental standards, telecommunications regulations, and certification requirements outside the U.S.;

•difficulties and costs associated with staffing and managing foreign operations;
•our ability to effectively price our subscriptions in competitive international markets;
•potentially greater difficulty collecting accounts receivable and longer payment cycles;
•the need to adapt and localize our subscriptions for specific countries;
•the need to offer customer care in various native languages;
•reliance on third parties over which we have limited control, including those that market and resell our subscriptions;
•availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
•lower levels of adoption of credit or debit card usage for Internet related purchases by foreign customers and compliance with various foreign regulations related to credit or debit card processing and data protection requirements;
•difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;
•restrictions on travel to or from countries in which we operate or inability to access certain areas;
•export controls and economic sanctions;
•changes in diplomatic and trade relationships, including tariffs and other non-tariff barriers, such as quotas and local content rules;
•U.S. government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;
•our ability to comply with different and evolving laws, rules, and regulations, including the European General Data Protection Regulation (the “GDPR”) and other data privacy and data protection laws, rules and regulations;
•compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and U.K. Bribery Act of 2010;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences;
•fluctuations in currency exchange rates;
•exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;
•restrictions on the transfer of funds;
•new and different sources of competition;
•natural disasters or global health crises, including the ongoing COVID-19 pandemic;
•political and economic instability created by the U.K.'s departure from the EU (“Brexit”); and
•deterioration of political relations between the U.S. and other countries in which we operate, particularly Russia, Ukraine, China, and the Philippines; or
•political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the U.S. against these countries, all of which could have a material adverse effect on our operations.
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

Acquisitions, investments, strategic partnerships, and other strategic transactions involve significant risks and uncertainties, including:
•the potential failure to achieve the expected benefits of the acquisition, investment, strategic partnership, or other strategic transaction;
•unanticipated costs and liabilities;
•difficulties in integrating new solutions and subscriptions, software, businesses, operations, and technology infrastructure in an efficient and effective manner;
•difficulties in maintaining customer relations;
•the potential loss of key employees of any acquired businesses;
•the diversion of the attention of our senior management from the operation of our daily business;
•the potential adverse effect on our cash position to the extent that we use cash for the transaction consideration;
•the potential significant increase of our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition, investment, strategic partnership, or other strategic transaction;
•the potential issuance of securities that would dilute our stockholders’ percentage ownership;
•the potential to incur large and immediate write-offs and restructuring and other related expenses;
•the potential liability or expenses associated with new types of data stored, existing security obligations or liabilities, unknown weaknesses in our solutions, insufficient security measures in place, and compromise of our networks via access to our systems from assets not previously under our control; and
•the inability to maintain uniform standards, controls, policies, and procedures.
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
Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expiration of, or lapses in, the research and development tax credit laws;
•expiration or non-utilization of net operating loss carryforwards;
•tax effects of share-based compensation;
•expansion into new jurisdictions;

•potential challenges to and costs related to implementation and ongoing operation of our intercompany arrangements;
•changes in tax laws and regulations and accounting principles, or interpretations or applications thereof; and
•certain non-deductible expenses as a result of acquisitions.
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
We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of the change. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets, and while we are not aware of any specific event or circumstance that would require a material update to our estimates, judgments or assumptions, this may change in the future. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources, our operating results could be significantly affected.
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
Federal Regulation
Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, maintaining records for disconnected numbers, cooperation with law enforcement, Federal Universal Service Fund (“USF”) contributions, Enhanced 911 (“E-911”), outage reporting, call authentication, call blocking and other requirements and regulations. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.
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
International Regulation
As we expand internationally, we may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws, regulations, taxes, and fees in the foreign countries where we offer our subscriptions. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations. Internationally, we currently offer our subscriptions in Canada, the U.K., Australia, and several European countries. We also offer our Global Office solution, enabling our multinational customers in the U.S., U.K., Canada, and other locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, emergency call services, call authentication, and other laws and regulations in additional countries as we continue to expand our Global Office solution internationally.
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
Until recently, we used the EU-U.S. Privacy Shield framework as well as the Swiss-U.S. Privacy Shield framework and EU Standard Contractual Clauses (“Model Clauses”) to protect data exports between the European Economic Area (the “EEA”) and U.S. The EU-U.S. Privacy Shield and the Model Clauses are subject to ongoing legal challenges. On July 16, 2020, the Court of Justice of the European Union, invalidated the EU-U.S. Privacy Shield as a mechanism to transfer EU personal data to the U.S. We are analyzing this ruling and putting in place alternative data transfer mechanisms such as additional Model Clauses where we previously relied on the EU-U.S. Privacy Shield. Data protection authorities may require measures be put in place in addition to Model Clauses for these data transfers. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following this decision, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf.
The future of cross-border data flows following the U.K.’s exit from the EU on January 31, 2020 is uncertain. After the transition period, currently set to last until December 31, 2020, it may become necessary for us to implement additional data export solutions like the Model Clauses to enable the continued flow of personal data to our U.K. operations from our EU customers and affiliates. These solutions may take time and be challenging to put in place and, if not implemented promptly before or immediately following the Brexit transition period, our business may be disrupted, and we may be exposed to potential regulatory fines and civil claims.
The continuing legal challenge to the Model Clauses, or any future challenges, may result in a ruling that the industry-standard measures we, and other companies, have taken are insufficient. Additionally, it is possible that the EU-Swiss Privacy Shield or the Model Clauses may need to be updated by the European Commission, the Swiss Administration, and the U.S. Department of Commerce. Should any of these prove to be the case, we will need to take any necessary and additional measures to ensure compliance with EU law with respect to our transfers of personal data from the EEA and the UK to the U.S. and other non-EEA countries. If we are unable to take such measures, then we may be at risk of experiencing reluctance or refusal of

European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Moreover, a new proposed privacy law, the California Privacy Rights Act (“CPRA") recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
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
These and other outcomes may:
•result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;
•cause us to pay license fees for intellectual property we are deemed to have infringed;
•cause us to incur costs and devote valuable technical resources to redesigning our subscriptions;
•cause our cost of revenues to increase;
•cause us to accelerate expenditures to preserve existing revenues;
•cause existing or new vendors to require pre-payments or letters of credit;
•materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;
•cause us to change our business methods or subscriptions;
•require us to cease certain business operations or offering certain subscriptions or features; and
•lead to our bankruptcy or liquidation.

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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 232 issued patents, which expire between 2022 and 2038. We also have 59 patent applications pending examination in the U.S. and 7 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We have also acquired patents in connection with a strategic partnership that are currently pending assignment in their respective patent offices. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
The stock market in general, and the market for SaaS and other technology-related stocks in particular, has been highly volatile. As a result, the market price and trading volume for our Class A Common Stock has been and may continue to be highly volatile, and investors in our Class A Common Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A Common Stock to fluctuate significantly include:
•our operating and financial performance and prospects and the performance of other similar companies;
•our quarterly or annual earnings or those of other companies in our industry;
•conditions that impact demand for our subscriptions;
•the public’s reaction to our press releases, financial guidance, and other public announcements, and filings with the SEC;
•changes in earnings estimates or recommendations by securities or research analysts who track our Class A Common Stock;
•actual or perceived security breaches, or other privacy or cybersecurity incidents;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in government and other regulations;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•arrival and departure of key personnel;
•sales of common stock by us, our investors, or members of our management team; and
•changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, changes in diplomatic or trade relationships, civil unrest in various parts of the world, acts of war, terrorist attacks, or other catastrophic events, such as the global outbreak of COVID-19.
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

Our Class B common stock, par value $0.0001 per share (“Class B Common Stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Stockholders who hold shares of Class B Common Stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 58% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future , our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•authorize our board of directors to issue, without further action by the stockholders, up to 100,000,000 shares of undesignated preferred stock;
•require that, once our outstanding shares of Class B Common Stock represent less than a majority of the combined voting power of our common stock, any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent; specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our Chief Executive Officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only for cause, subject to such amendment as provided in our current proxy statement;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation; and
•reflect two classes of common stock, as discussed above.
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
___________________________
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RingCentral, Inc.

Date: August 10, 2020	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2020	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)