Form 10-Q
period 2020-09-30
RingCentral, Inc.
filed 2020-11-09
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of November 4, 2020, there were 79,327,759 shares of Class A Common Stock issued and outstanding and 10,303,948 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$745,558	$343,606
Accounts receivable, net	153,583	129,990
Deferred and prepaid sales commission costs	53,212	36,589
Prepaid expenses and other current assets	40,251	25,354
Total current assets	992,604	535,539
Property and equipment, net	132,967	89,230
Operating lease right-of-use assets	50,414	39,269
Long-term investments	173,641	132,188
Deferred and prepaid sales commission costs, non-current	599,759	462,344
Goodwill	56,223	55,278
Acquired intangibles, net	101,894	127,338
Other assets	8,812	9,561
Total assets	$2,116,314	$1,450,747
Liabilities, Temporary Equity, and Stockholders' Equity
Current liabilities
Accounts payable	$38,002	$34,612
Accrued liabilities	189,555	138,729
Current portion of convertible senior notes, net	14,156	—
Deferred revenue	127,500	107,372
Total current liabilities	369,213	280,713
Convertible senior notes, net	1,394,898	386,889
Operating lease liabilities	37,973	28,516
Other long-term liabilities	14,555	8,929
Total liabilities	1,816,639	705,047

Commitments and contingencies (Note 8)
Temporary equity (Note 6)	1,934	—

Stockholders' equity
Common stock	9	9
Additional paid-in capital	664,689	1,033,053
Accumulated other comprehensive income	3,522	1,948
Accumulated deficit	(370,479)	(289,310)
Total stockholders' equity	297,741	745,700
Total liabilities, temporary equity and stockholders’ equity	$2,116,314	$1,450,747

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Subscriptions	$279,639	$210,906	$779,781	$588,406
Other	23,985	22,446	69,340	61,587
Total revenues	303,624	233,352	849,121	649,993
Cost of revenues
Subscriptions	60,531	40,930	169,685	114,343
Other	21,783	18,775	62,710	49,827
Total cost of revenues	82,314	59,705	232,395	164,170
Gross profit	221,310	173,647	616,726	485,823
Operating expenses
Research and development	48,481	35,286	132,910	97,705
Sales and marketing	152,986	109,882	421,931	313,023
General and administrative	49,513	39,142	146,381	100,401
Total operating expenses	250,980	184,310	701,222	511,129
Loss from operations	(29,670)	(10,663)	(84,496)	(25,306)
Other income (expense), net
Interest expense	(12,680)	(5,160)	(32,780)	(15,280)
Other income, net	21,824	2,926	36,910	9,118
Other income (expense), net	9,144	(2,234)	4,130	(6,162)
Loss before income taxes	(20,526)	(12,897)	(80,366)	(31,468)
Provision for (benefit from) income taxes	431	(148)	803	(3,118)
Net loss	$(20,957)	$(12,749)	$(81,169)	$(28,350)
Net loss per common share
Basic and diluted	$(0.24)	$(0.15)	$(0.92)	$(0.34)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	89,173	83,283	88,259	82,348
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(20,957)	$(12,749)	$(81,169)	$(28,350)
Other comprehensive income (loss)
Foreign currency translation adjustments	2,420	(1,742)	1,574	(1,875)
Comprehensive loss	$(18,537)	$(14,491)	$(79,595)	$(30,225)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2019	86,940	$9	$1,033,053	$1,948	$(289,310)	$745,700
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	875	—	(5,549)	—	—	(5,549)
Share-based compensation	—	—	37,001	—	—	37,001
Equity component of 2025 convertible senior notes, net of issuance costs	—	—	192,442	—	—	192,442
Purchase of capped calls related to 2025 convertible senior notes	—	—	(60,900)	—	—	(60,900)
Equity component from partial repurchase of 2023 convertible senior notes	—	—	(355,932)	—	—	(355,932)
Changes in other comprehensive loss	—	—	—	(1,617)	—	(1,617)
Net loss	—	—	—	—	(60,721)	(60,721)
Balance as of March 31, 2020	87,815	9	840,115	331	(350,031)	490,424
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	870	—	8,550	—	—	8,550
Share-based compensation	—	—	52,129	—	—	52,129
Equity component from partial settlement of 2023 convertible senior notes	—	—	(4,051)	—	—	(4,051)
Temporary equity reclassification	—	—	(6,756)	—	—	(6,756)
Changes in other comprehensive loss	—	—	—	771	—	771
Net income	—	—	—	—	509	509
Balance as of June 30, 2020	88,685	9	889,987	1,102	(349,522)	541,576
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	580	—	(6,576)	—	—	(6,576)
Share-based compensation	—	—	53,640	—	—	53,640
Equity component of 2026 convertible senior notes, net of issuance costs	—	—	136,838	—	—	136,838
Purchase of capped calls related to 2026 convertible senior notes	—	—	(41,795)	—	—	(41,795)
Equity component from partial repurchase of 2023 convertible senior notes	320	—	(372,227)	—	—	(372,227)
Temporary equity reclassification	—	—	4,822	—	—	4,822
Changes in other comprehensive loss	—	—	—	2,420	—	2,420
Net loss	—	—	—	—	(20,957)	(20,957)
Balance as of September 30, 2020	89,585	$9	$664,689	$3,522	$(370,479)	$297,741

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2018	81,046	$8	$551,078	$2,226	$(235,703)	$317,609
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	782	—	732	—	—	732
Share-based compensation	—	—	19,616	—	—	19,616
Changes in other comprehensive loss	—	—	—	(375)	—	(375)
Net loss	—	—	—	—	(6,358)	(6,358)
Balance as of March 31, 2019	81,828	8	571,426	1,851	(242,061)	331,224
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,046	—	7,730	—	—	7,730
Share-based compensation	—	—	25,614	—	—	25,614
Changes in other comprehensive loss	—	—	—	242	—	242
Net loss	—	—	—	—	(9,243)	(9,243)
Balance as of June 30, 2019	82,874	8	604,770	2,093	(251,304)	355,567
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	902	—	(1,116)	—	—	(1,116)
Share-based compensation	—	—	29,534	—	—	29,534
Changes in other comprehensive loss	—	—		(1,742)	—	(1,742)
Net loss	—	—	—	—	(12,749)	(12,749)
Balance as of September 30, 2019	83,776	$8	$633,188	$351	$(264,053)	$369,494

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(81,169)	$(28,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,563	26,060
Share-based compensation	137,410	71,690
Amortization of deferred and prepaid sales commission costs	33,060	21,189
Amortization of debt discount and issuance costs	32,613	15,149
Loss on early extinguishment of debt	12,323	—
Repayment of convertible senior notes attributable to debt discount	(32,640)	—
Reduction of operating lease right-of-use assets	11,478	10,166
Unrealized gain and other related costs on investments	(41,453)	—
Foreign currency remeasurement (gain) loss	63	61
Provision for bad debt	3,909	2,339
Deferred income taxes	(267)	(632)
Tax benefit from release of valuation allowance	—	(3,210)
Other	203	1,925
Changes in assets and liabilities:
Accounts receivable	(27,502)	(24,845)
Deferred and prepaid sales commission costs	(183,745)	(51,467)
Prepaid expenses and other current assets	(14,613)	(8,125)
Other assets	322	400
Accounts payable	5,180	10,626
Accrued liabilities	41,530	22,432
Deferred revenue	20,128	16,632
Operating lease liabilities	(11,019)	(10,507)
Other liabilities	7,919	(525)
Net cash (used in) provided by operating activities	(32,707)	71,008
Cash flows from investing activities
Purchases of property and equipment	(33,992)	(21,355)
Capitalized internal-use software	(28,049)	(11,472)
Cash paid for business combination, net of cash acquired	—	(27,870)
Net cash used in investing activities	(62,041)	(60,697)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	1,627,209	—
Payments for 2023 convertible senior notes partial repurchase	(1,019,813)	—
Payments for capped calls and transaction costs	(102,695)	—
Proceeds from issuance of stock in connection with stock plans	24,123	17,590
Payments for taxes related to net share settlement of equity awards	(27,698)	(10,244)
Payment for contingent consideration for business acquisition	(3,548)	—
Repayment of financing obligations	(1,215)	(943)
Net cash provided by financing activities	496,363	6,403
Effect of exchange rate changes	337	(380)
Net increase (decrease) in cash, cash equivalents and restricted cash	401,952	16,334
Cash, cash equivalents and restricted cash
Beginning of period	343,606	566,329
End of period	$745,558	$582,663
Supplemental disclosure of cash flow data
Cash paid for interest	$190	$189
Cash paid for income taxes, net of refunds	$512	$718
Non-cash investing and financing activities
Cash held for future indemnity claims and other potential future payments	$—	$7,148
Equipment and capitalized internal-use software purchased and unpaid at period end	$7,879	$4,861
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2019-12, Accounting Standards Update (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The ASU is effective for calendar year-end public entities on January 1, 2021. Entities may early adopt the ASU in any interim period for which financial statements have not yet been issued (or made available for issuance). The Company has not yet adopted the new guidance. The adoption is not expected to have a material impact on the Company's condensed consolidated financial statements.

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
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.
Note 2. Revenue and Cost of Revenue
The Company derives its revenues primarily from subscriptions, sale of products, and professional services. Revenues are recognized when control of these products and services are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services.
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Primary geographical markets
North America	92%	94%	92%	94%
Others	8	6	8	6
Total revenues	100%	100%	100%	100%
The Company derived over 90% of subscription revenues from RingCentral Office product for both of the three and nine months ended September 30, 2020 and 2019.
Deferred revenue
During the three and nine months ended September 30, 2020, the Company recognized revenue of $14.5 million and $102.5 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contracted revenue as of September 30, 2020 that has not yet been recognized was approximately $1.2 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 54% of this balance over the next 12 months and 46% thereafter.
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, professional services, and phone rentals. Product revenues were $11.3 million and $11.5 million for the three months ended September 30, 2020 and 2019, respectively, and $31.5 million and $30.1 million for the nine months ended September 30, 2020 and 2019, respectively. Cost of product revenues were $10.2 million and $10.4 million for the three months ended September 30, 2020 and 2019, respectively, and $29.8 million and $27.4 million for the nine months ended September 30, 2020 and 2019, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash	$102,431	$46,295
Money market funds	643,127	297,311
Total cash and cash equivalents	$745,558	$343,606
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$133,363	$114,745
Unbilled accounts receivable	25,433	17,603
Allowance for doubtful accounts	(5,213)	(2,358)
Accounts receivable, net	$153,583	$129,990
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$19,759	$16,249
Inventory	673	401
Other current assets	19,819	8,704
Total prepaid expenses and other current assets	$40,251	$25,354
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computer hardware and software	$159,970	$120,841
Internal-use software development costs	79,277	48,419
Furniture and fixtures	8,131	7,690
Leasehold improvements	12,662	11,327
Total property and equipment, gross	260,040	188,277
Less: accumulated depreciation and amortization	(127,073)	(99,047)
Property and equipment, net	$132,967	$89,230
Total depreciation and amortization expense related to property and equipment was $10.5 million and $7.3 million for the three months ended September 30, 2020 and 2019, respectively, and $27.8 million and $19.6 million for the nine months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020, the Company financed $4.7 million of property, equipment and software licenses through vendor financing arrangements at interest rates ranging up to 3.95% to be repaid over a three-year term. As of September 30, 2020, $3.2 million of the related equipment is collateralized under the vendor financing arrangement. The financing arrangements and the assets purchased under these arrangements are non-cash investing and financing activities.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2019	$55,278
Foreign currency translation adjustments	945
Balance at September 30, 2020	$56,223

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The carrying values of intangible assets are as follows (in thousands):

		September 30, 2020			December 31, 2019
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 to 5 years	$21,636	$11,138	$10,498	$21,245	$8,178	$13,067
Developed technology	3 to 5 years	123,681	32,285	91,396	123,547	9,276	114,271
Total acquired intangible assets		$145,317	$43,423	$101,894	$144,792	$17,454	$127,338
Amortization expense from acquired intangible assets for the three months ended September 30, 2020 and 2019 was $8.6 million and $2.3 million, respectively, and $25.8 million and $6.5 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2020, the weighted-average amortization period for developed technology is approximately 3.1 years and for customer relationships is approximately 2.2 years.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2020 (remaining)	$8,532
2021	34,128
2022	28,522
2023	16,542
2024 onwards	14,170
Total estimated amortization expense	$101,894
Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation and benefits	$37,890	$30,541
Accrued sales, use, and telecom related taxes	28,354	25,757
Accrued marketing	29,485	17,505
Operating lease liabilities, short-term	16,407	14,249
Other accrued expenses	77,419	50,677
Total accrued liabilities	$189,555	$138,729
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $12.4 million and $8.0 million for the three months ended September 30, 2020 and 2019, respectively, and $33.1 million and $21.2 million for the nine months ended September 30, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at September 30, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$643,127	$643,127	$—	$—
Noncurrent assets:
Long-term investments	$173,641	$—	$—	$173,641

	Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$297,311	$297,311	$—	$—
Noncurrent assets:
Long-term investments	$132,188	$—	$—	$132,188
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Convertible Senior Notes
During the three months ended September 30, 2020, the Company issued $650 million aggregate principal amount 0% convertible senior notes due 2026 (the “2026 Notes”) as described in Note 6. As of September 30, 2020, the fair value of the 0% convertible senior notes due 2026 was approximately $644.6 million. The fair value was determined based on the quoted price for the 2026 Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of September 30, 2020, the fair value of the 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $1.1 billion. The fair value was determined based on the quoted price for the 2025 Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of September 30, 2020, the fair value of the 0% convertible senior notes due 2023 (the “2023 Notes”) was approximately $341.9 million. The fair value was determined based on the quoted price for the 2023 Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-Term Investments
As of September 30, 2020, the fair value of the Company's long-term investments in convertible and redeemable preferred stock was $173.6 million. The Company classifies its long-term investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price, credit spread, and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment and interest rates. These investments are reported at fair value in long-term investments in the Condensed Consolidated Balance Sheets. The Company's total net unrealized gain recorded in other income (expense), net, was $23.3 million and $38.6 million for the three and nine months ended September 30, 2020, respectively. Volatility in the global economic climate and financial markets, including the effects of COVID-19, could result in a significant change in the underlying share-price of the Company’s investees, resulting in a material change in the value of the long-term investments.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In July 2020, the Company entered into a strategic partnership with Alcatel-Lucent Enterprise, a provider of communications, networking, and cloud solutions in Europe. The parties intend to introduce a new co-branded solution, which will be the exclusive Unified Communications as a Service ("UCaaS") solution marketed and sold by the strategic partner. Under the agreement, the Company paid an upfront consideration of $100.0 million in cash, which was included in deferred and prepaid sales commission costs on the Company's Condensed Consolidated Balance Sheets.
Note 6. Convertible Senior Notes
2026 Convertible Senior Notes
In September 2020, the Company issued $650 million aggregate principal amount of 0% convertible senior notes due 2026 in a private placement to qualified institutional buyers (the "2026 Notes"). The 2026 Notes are senior, unsecured obligations that do not bear regular interest, and the principal amount of the 2026 Notes does not accrete. The 2026 Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the 2026 Notes (the "2026 Indenture") or if the 2026 Notes are not freely tradeable as required by the 2026 Indenture. The 2026 Notes will mature on March 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $640.2 million.
Each $1,000 principal amount of the 2026 Notes is initially convertible into 2.3583 shares of the Company’s Class A common stock par value $0.0001 (“Class A Common Stock”), which is equivalent to an initial conversion price of approximately $424.03 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or a redemption period, each as defined in the 2026 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or during the relevant redemption period.
Prior to the close of business on the business day immediately preceding December 15, 2025, the 2026 Notes will be convertible only under the following circumstances:
(1)during any calendar quarter commencing after December 31, 2020, and only during such calendar quarter, if the last reported sale price of the Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2)during the five-business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2026 Notes for such trading day was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate for the 2026 Notes on each such trading day;

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(3)upon the Company’s notice that it is redeeming any or all of the 2026 Notes, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate events.
On or after December 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the 2026 Notes may convert all or a portion of their 2026 Notes regardless of the foregoing conditions.
Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the 2026 Notes with cash.
During the three months ended September 30, 2020, the conditions allowing holders of the 2026 Notes to convert were not met.
The Company may redeem the 2026 Notes, at its option, on or after March 20, 2023, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest if the last reported sale price of the Company’s Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption. No sinking fund is provided for the 2026 Notes.
Upon the occurrence of a fundamental change (as defined in the 2026 Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
The 2026 Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2026 Notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated, including the 2023 Notes and the 2025 Notes; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $138.9 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense at an effective interest rate over the contractual terms of the 2026 Notes.
In accounting for the transaction costs related to the 2026 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2026 Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component recorded as additional debt discount were $7.7 million and will be amortized to interest expense using the effective interest method over the contractual terms of the 2026 Notes. Issuance costs attributable to the equity component of $2.1 million were netted with the equity component in stockholders’ equity.
The net carrying amount of the liability component of the 2026 Notes was as follows (in thousands):

September 30, 2020
Principal	$650,000
Unamortized discount	(137,991)
Unamortized issuance cost	(7,627)
Net carrying amount	$504,382

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The net carrying amount of the equity component of the 2026 Notes was as follows (in thousands):

September 30, 2020
Proceeds allocated to the conversion option (debt discount)	$138,923
Issuance cost	(2,085)
Net carrying amount	$136,838
The following table sets forth the interest expense recognized related to the 2026 Notes (in thousands):

Three Months Ended September 30,
2020
Amortization of debt discount	$932
Amortization of debt issuance costs	43
Total interest expense related to the 2026 Notes	$975
2026 Capped Calls
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions with certain counterparties (the “2026 Capped Calls”). The 2026 Capped Calls each have an initial strike price of approximately $424.03 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of approximately $556.10 per share, subject to certain adjustments. The 2026 Capped Calls cover, subject to anti-dilution adjustments, approximately 1.5 million shares of Class A Common Stock. The 2026 Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2026 Capped Calls settle in components commencing on February 13, 2025 with the last component scheduled to expire on March 13, 2025. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the 2026 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 Capped Calls, including changes in law; insolvency filings; and hedging disruptions. The 2026 Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $41.8 million incurred to purchase the Capped Call transactions was recorded as a reduction to additional paid-in capital on the Company's Condensed Consolidated Balance Sheets.
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
Each $1,000 principal amount of the 2025 Notes is initially convertible into 2.7745 shares of Class A Common Stock, which is equivalent to an initial conversion price of approximately $360.43 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or a redemption period, each as defined in the 2025 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2025 Notes in connection with such make-whole fundamental change or during the relevant redemption period.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
During the three months ended September 30, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

September 30, 2020
Principal	$1,000,000
Unamortized discount	(174,624)
Unamortized issuance cost	(9,856)
Net carrying amount	$815,520
The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

September 30, 2020
Proceeds allocated to the conversion option (debt discount)	$195,074
Issuance cost	(2,632)
Net carrying amount	$192,442
The following table sets forth the interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Amortization of debt discount	$8,912	20,451
Amortization of debt issuance costs	442	1,004
Total interest expense related to the 2025 Notes	$9,354	$21,455
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In March 2020, the Company used $509.6 million of the net proceeds from the offering of the 2025 Notes to repurchase $172.5 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “First Partial Repurchase of 2023 Notes”). Of the $509.6 million net proceeds, $153.7 million and $355.9 million were allocated to the debt and equity components, respectively, utilizing an effective interest rate to determine the fair value of the liability component. This interest rate reflected the Company’s incremental borrowing rate, adjusted for the Company’s credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the First Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $146.4 million. The First Partial Repurchase of 2023 Notes resulted in a $7.3 million loss on early debt extinguishment.
In September 2020, the Company used $452.6 million of the net proceeds from the offering of the 2026 Notes to repurchase $132.6 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “Second Partial Repurchase of 2023 Notes”). Of the $452.6 million net proceeds, $121.1 million and $331.5 million were allocated to the debt and equity components, respectively, utilizing an effective interest rate to determine the fair value of the liability component. This interest rate reflected the Company’s incremental borrowing rate, adjusted for the Company’s credit standing on nonconvertible debt with similar maturity. As of the repurchase date, the carrying value of the 2023 Notes subject to the Second Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $115.6 million. The Second Partial Repurchase of 2023 Notes resulted in a $5.5 million loss on early debt extinguishment.
During the three months ended September 30, 2020, the stock price condition allowing holders of the 2023 Notes to convert was met. As a result, holders have the option to convert their 2023 Notes at any time during the fiscal quarter ending December 31, 2020. The 2023 Notes may be convertible thereafter if one or more of the conversion conditions specified in the 2023 Indenture is satisfied during future measurement periods.
During the three months ended September 30, 2020, the Company settled approximately $51.2 million principal amount of unsettled requests received as of June 30, 2020, and received additional conversion requests on the principal amount of the 2023 Notes totaling approximately $16.1 million, out of which an immaterial amount was settled during the quarter ended September 30, 2020. During the quarter ended September 30, 2020, the Company recognized an immaterial gain on these conversions representing the net carrying amount in excess of the fair value of the liability component of the converted notes on the respective settlement dates. During the nine months ended September 30, 2020, the Company settled approximately $53.1 million principal amount and recognized an immaterial gain on these conversions. The amount is included in other income (expense), net in the Condensed Consolidated Statement of Operations.
In relation to the remaining $16.1 million principal amount of unsettled conversion requests, as of September 30, 2020, the Company reclassified the net carrying value of the debt of $14.2 million from long-term to short-term debt and a portion of

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
equity of approximately $1.9 million representing the difference between the principal and net carrying amount of the liability component of the 2023 Notes requested for conversion, into temporary equity, as these requests will be settled during the fourth quarter of fiscal 2020. In addition, from October 1, 2020 to the date of this filing, the Company has received additional conversion requests for $5.5 million principal amounts, which are expected to be settled during the quarter ending December 31, 2020.
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
The net carrying amount of the liability component of the 2023 Notes was as follows (in thousands):

September 30, 2020
Principal	$101,787
Unamortized discount	(11,620)
Unamortized issuance cost	(1,015)
Net carrying amount (1)	$89,152
(1)As of September 30, 2020, $14.2 million net carrying amount of the liability component was classified as a current liability on the Condensed Consolidated Balance Sheets.
The following table sets forth the interest expense recognized related to the 2023 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of debt discount	$2,097	$4,759	$9,445	$14,102
Amortization of debt issuance costs	169	359	745	1,047
Total interest expense related to the 2023 Notes	$2,266	$5,118	$10,190	$15,149
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Leases
The Company primarily leases facilities for office and datacenter space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2020, non-cancellable leases expire on various dates between 2020 and 2029.
The components of leases are as follows (in thousands):

Operating leases	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$50,414	$39,269

Accrued liabilities	$16,407	$14,249
Operating lease liabilities	37,973	28,516
Total operating lease liabilities	$54,380	$42,765

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2020	2019
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$12,713	$11,680

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$22,509	$17,388
On August 6, 2020, the Company entered into a second amendment to its headquarters lease agreement (the “Lease Amendment”). The premises leased occupy approximately 84,148 rentable square feet of office building space, consisting of three office floors, located at 20 Davis Drive in Belmont, California. The Lease Amendment extends the Company’s right to occupy the premises commencing on August 1, 2021 and terminates on July 31, 2026, unless earlier terminated pursuant to the terms of the Lease Amendment. The Company has the right to extend the term for one additional five-year period under certain circumstances. The monthly base rent for the first year of the extended lease term is approximately $0.3 million and increases annually thereafter by three percent for the balance of the extended term.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Other Matter
 On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral fraudulently and in bad faith. The Company seeks its costs incurred in negotiating under the Letter of Intent ("LOI") that the parties entered into and damages for lost opportunity as a result of forgoing another acquisition opportunity,

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
and attorneys’ fees and costs. On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of its executive officers alleging breach of the LOI as well as tort claims arising from the Company's allegedly inducing Bright Pattern to enter into the LOI and subsequent extensions while allegedly misstating the timeframe for the proposed transaction. As damages, Bright Pattern seeks audit fees it allegedly incurred, a $5 million break-up fee, its alleged “cash burn” during the negotiations, and unspecified lost opportunity damages. The Company filed a demurrer to Bright Pattern’s amended cross-complaint, as well as a related motion to strike. On May 7, 2020, the court denied both the motion to strike and demurrer. The Court has set the matter for trial on March 14, 2022. This litigation is still in early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any loss or range of loss that may occur. The Company intends to vigorously prosecute and defend this lawsuit.
Note 9. Stockholders’ Equity
In connection with the Company’s initial public offering, the Company reincorporated in Delaware on September 26, 2013. The Delaware certificate of incorporation provides for two classes of common stock: Class A and Class B common stock, both with a par value of $0.0001 per share. In addition, the certificate of incorporation authorizes shares of undesignated preferred stock with a par value of $0.0001 per share. The terms of preferred stock are described below.
Preferred Stock
The board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B common stock. As of September 30, 2020 and December 31, 2019, there were 100,000,000 shares of preferred stock authorized and no shares issued or outstanding.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$3,847	$2,351	$10,419	$6,112
Research and development	10,679	6,230	27,918	16,000
Sales and marketing	17,552	10,182	45,165	27,589
General and administrative	19,488	8,613	53,908	21,989
Total share-based compensation expense	$51,566	$27,376	$137,410	$71,690
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	$8	$137	$41	$876
Employee stock purchase plan rights	1,719	868	4,954	2,810
Restricted stock units	49,839	26,371	132,415	68,004
Total share-based compensation expense	$51,566	$27,376	$137,410	$71,690
Equity Incentive Plans
As of September 30, 2020, a total of 17,605,478 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).
A summary of option activity under all of the Company’s equity incentive plans at September 30, 2020 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,257	$13.13	2.5	$351,428
Granted	—	—
Exercised	(956)	13.36
Canceled/Forfeited	—	—
Outstanding at September 30, 2020	1,301	$12.96	1.8	$340,420
Vested and expected to vest as of September 30, 2020	1,301	$12.96	1.8	$340,416
Exercisable as of September 30, 2020	1,300	$12.96	1.8	$340,264
There were no options granted during the three and nine months ended September 30, 2020 and 2019. The total intrinsic value of options exercised during the three months ended September 30, 2020 and 2019 were $43.9 million and $57.3 million, respectively, and $219.7 million and $137.6 million, during the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, there was an immaterial amount of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.3 years.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of September 30, 2020, there was a total of $1.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. As of September 30, 2020, a total of 4,713,290 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at September 30, 2020, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,249	$85.39	$548,145
Granted	1,253	217.88
Released	(1,397)	95.97
Canceled/Forfeited	(198)	107.71
Outstanding at September 30, 2020	2,907	$135.88	$798,357
As of September 30, 2020, there was a total of $278.9 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.3 years.
Bonus Plan
In December 2018, the Company's board of directors (the "Board") adopted the Selective 2019 Key Employee Equity Bonus Plan (the "2019 KEEB Plan”), which became effective on January 1, 2019, and in December 2019, the Board adopted the Selective 2020 Key Employee Equity Bonus Plan (the "2020 KEEB Plan" and together with the 2019 KEEB Plan the "KEEB Plans"), which became effective on January 1, 2020. Both KEEB Plans allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the three and nine months ended September 30, 2020, the Company issued 22,685 and 71,541 RSUs, respectively, under the KEEB Plans. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $2.1 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the KEEB Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
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
Concentrations
At September 30, 2020 and December 31, 2019, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. At September 30, 2020 and December 31, 2019, approximately 89% and 89% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
Note 12. Income Taxes
The provision for (benefit from) income taxes for the three months ended September 30, 2020 and 2019, was $0.4 million and $(0.1) million, respectively, and was $0.8 million and $(3.1) million for the nine months ended September 30, 2020 and 2019, respectively. The provision for (benefit from) income taxes for the three and nine months ended September 30, 2020 and 2019 consisted primarily of state minimum taxes and foreign income taxes. The provision for (benefit from) income taxes for the nine months ended September 30, 2019 also included a one-time benefit from the release of valuation allowance as a result of the ConnectFirst acquisition. For the three and nine months ended September 30, 2020 and 2019, the provision for income taxes differed from the U.S. federal statutory rate primarily due to state and foreign taxes currently payable. Due to the Connect First acquisition in January 2019, a deferred tax liability was established for the book-tax basis difference related to identifiable acquired intangibles. The net deferred tax liability from acquisitions is considered an additional source of income to support the realizability of the Company's pre-existing deferred tax asset, and as a result the Company released a portion of the valuation allowance that was established in the previous year and recorded a one-time tax benefit of $3.2 million for the nine months ended September 30, 2019. The Company realized no benefit for the current year losses due to a full valuation allowance against the U.S. and foreign net deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of September 30, 2020 and December 31, 2019. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and nine months ended September 30, 2020, there were no material changes to the total amount of unrecognized tax benefits.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was passed into law and amended portions of relevant tax laws. The CARES Act did not have any significant impact on the provision for income taxes for the three and nine months ended September 30, 2020. The Company will continue to monitor future guidance issued regarding the CARES Act.
Note 13. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, and convertible senior notes, to the extent dilutive. For the three and nine months ended September 30, 2020 and 2019, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss	$(20,957)	$(12,749)	$(81,169)	$(28,350)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	89,173	83,283	88,259	82,348
Basic and diluted net loss per share	$(0.24)	$(0.15)	$(0.92)	$(0.34)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of common stock issuable under equity incentive awards outstanding	4,590	6,677	5,000	7,146
Shares of common stock related to convertible senior notes	1,378	2,139	1,963	1,587
Potential common shares excluded from diluted net loss per share	5,968	8,816	6,963	8,733
Since the Company expects to settle the principal amount on its outstanding 2023, 2025, and 2026 Notes in cash and any excess in cash or shares of the Company’s Class A Common Stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A Common Stock for a given period exceeds the conversion price of $81.45, $360.43, and $424.03 per share for the 2023, 2025, and 2026 Notes, respectively.
The denominator for diluted net income per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuance of the 2023, 2025, and 2026 Notes as this effect would be anti-dilutive. In the event of conversion of a 2023, 2025, or 2026 Note, if shares are delivered to the Company under the capped call, they will offset the dilutive effect of the shares that the Company would issue under the Notes.
Note 14. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at September 30, 2020 and December 31, 2019 were $2.3 million and $1.5 million, respectively. Total expenses incurred from Google Inc. were $5.7 million and $4.7 million in the three months ended September 30, 2020 and 2019, respectively, and $18.2 million and $14.0 million in the nine months ended September 30, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 26, 2020 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” included under Part II, Item 1A below.
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
Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and nine months ended September 30, 2020 and 2019, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale and rental of pre-configured phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channel consists of a network of resellers who sell our solutions. We also sell our solutions through carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”), and BT Group plc (“BT”). In October 2019, we entered into a strategic partnership with Avaya Holdings Corp. ("Avaya"), which includes the introduction of a new solution Avaya Cloud Office by RingCentral ("ACO"), which is marketed and sold by Avaya and its subsidiaries. In December 2019, we entered into a strategic partnership with Atos SE ("Atos") and its subsidiary, Unify Software and Solutions GmbH & CO. KG ("Unify"), which includes the introduction of a new Unified Communications as a Service ("UCaaS") solution called Unify Office by RingCentral ("UO"), which is marketed and sold as the exclusive UCaaS offering for the Atos Unify product family installed base. In July 2020, we entered into a strategic partnership with Alcatel-Lucent Enterprise ("ALE"), which includes the introduction of a new co-branded solution which will be marketed and sold as the exclusive UCaaS solution offering of ALE. We intend to continue to foster this network and expand our network with resellers and other channel partners. We also participate in more traditional forms of media advertising, such as radio and billboard advertising.
Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as one individual billing relationship for the subscription to our services, which generally correlates to one company account per customer. As of September 30, 2020, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and nine months ended September 30, 2020 and 2019, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base to larger customers, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.
In December 2019, a novel strain of coronavirus (“COVID-19”) was reported and in January 2020, the World Health Organization (the "WHO") declared the outbreak a “Public Health Emergency of International Concern.” In February 2020, the WHO raised the COVID-19 threat level from high to very high at a global level and in March 2020, the WHO characterized the COVID-19 as a pandemic. The worldwide spread of COVID-19 has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.
During the three months ended September 30, 2020, we noted contributions from new bookings as more businesses transition to RingCentral in the current work-from-anywhere environment. In the first and early part of the second quarter, we experienced higher churn rate mainly with small business customers in certain verticals. Since then we have seen stabilization in churn levels. Due to the shelter-in-place, we continue to see more customers opting for the RingCentral apps on laptops and mobile devices over traditional desktop phones which has impacted demand for physical phone devices. We also observed customer requests for extension in payment terms. To address customer hardships, we continue to engage with these customers providing them greater flexibility to manage challenges they are facing.
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
We may experience curtailed customer demand due to reduced customer spend, shortened contract duration, higher churn, lengthened payment terms, credit card declines, potential delays in professional services implementations, and reduction in demand for desktop phones, which could adversely impact our business, results of operations and overall financial performance in future periods. We may in the future continue to experience elevated churn in certain customer verticals and customer requests for extension of payment terms.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will also depend on certain developments, including the duration and spread of the outbreak, actions taken to contain the virus or its impact, impact on our partners, resellers and employees, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. For example, to support the health and well-being of our employees, customers, partners and communities in response to the COVID-19 pandemic, a vast majority of our employees are working remotely and we have shifted some of our customer events to virtual-only experiences, and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. At this point, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
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

Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2020 was $98.3 million. As such, our ARR at September 30, 2020 was $1.2 billion.
RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that primarily customer subscriptions from RingCentral Office and RingCentral customer engagement solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at September 30, 2020 was $1.1 billion.
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
Our key business metrics for the five quarterly periods ended September 30, 2020 were as follows (dollars in millions):

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$1,179.0	$1,106.5	$1,029.7	$960.1	$881.4
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$1,091.6	$1,018.3	$943.3	$876.8	$800.3

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Subscriptions	$279,639	$210,906	$779,781	$588,406
Other	23,985	22,446	69,340	61,587
Total revenues	303,624	233,352	849,121	649,993
Cost of revenues
Subscriptions	60,531	40,930	169,685	114,343
Other	21,783	18,775	62,710	49,827
Total cost of revenues	82,314	59,705	232,395	164,170
Gross profit	221,310	173,647	616,726	485,823
Operating expenses
Research and development	48,481	35,286	132,910	97,705
Sales and marketing	152,986	109,882	421,931	313,023
General and administrative	49,513	39,142	146,381	100,401
Total operating expenses	250,980	184,310	701,222	511,129
Loss from operations	(29,670)	(10,663)	(84,496)	(25,306)
Other income (expense), net
Interest expense	(12,680)	(5,160)	(32,780)	(15,280)
Other income, net	21,824	2,926	36,910	9,118
Other income (expense), net	9,144	(2,234)	4,130	(6,162)
Loss before income taxes	(20,526)	(12,897)	(80,366)	(31,468)
Provision for (benefit from) income taxes	431	(148)	803	(3,118)
Net loss	$(20,957)	$(12,749)	$(81,169)	$(28,350)

Percentage of Total Revenues *

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Subscriptions	92%	90%	92%	91%
Other	8	10	8	9
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	20	18	20	18
Other	7	8	7	8
Total cost of revenues	27	26	27	25
Gross profit	73	74	73	75
Operating expenses
Research and development	16	15	16	15
Sales and marketing	50	47	50	48
General and administrative	16	17	17	15
Total operating expenses	83	79	83	79
Loss from operations	(10)	(5)	(10)	(4)
Other income (expense), net
Interest expense	(4)	(2)	(4)	(2)
Other income, net	7	1	4	1
Other income (expense), net	3	(1)	—	(1)
Loss before income taxes	(7)	(6)	(9)	(5)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(7)%	(5)%	(10)%	(4)%
* Percentages may not add up due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues
Subscriptions	$279,639	$210,906	$68,733	33%	$779,781	$588,406	$191,375	33%
Other	23,985	22,446	1,539	7%	69,340	61,587	7,753	13%
Total revenues	$303,624	$233,352	$70,272	30%	$849,121	$649,993	$199,128	31%
Percentage of revenues
Subscriptions	92%	90%			92%	91%
Other	8	10			8%	9%
Total	100%	100%			100%	100%
Subscriptions revenue. Subscriptions revenue increased by $68.7 million, or 33%, for the three months ended September 30, 2020, and $191.4 million, or 33%, for the nine months ended September 30, 2020, as compared to the respective prior year periods. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market and increased sales through our channel partners. Although we expect to continue to add new customers and existing customers to increase their usage of our product, we will continue to monitor the COVID-19 pandemic carefully and its impact on customer demand, contract duration, churn, payment terms, and credit card declines. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, could also cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services.
Other revenues increased by $1.5 million, or 7%, for the three months ended September 30, 2020, and $7.8 million, or 13% for the nine months ended September 30, 2020, as compared to the respective prior year periods, primarily due to the increase in product sales and professional services resulting from the overall growth in our business. Due to shelter in place, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones and timing of professional services projects. We may see a reduction in demand for desktop phones and slower implementation services. We will continue to monitor the COVID-19 pandemic carefully and its impact on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenues
Subscriptions	$60,531	$40,930	$19,601	48%	$169,685	$114,343	$55,342	48%
Other	21,783	18,775	3,008	16%	62,710	49,827	12,883	26%
Total cost of revenues	$82,314	$59,705	$22,609	38%	$232,395	$164,170	$68,225	42%
Gross margins
Subscriptions	78%	81%			78%	81%
Other	9%	16%			10%	19%
Total gross margin %	73%	74%			73%	75%
Subscriptions cost revenues and gross margin. Cost of subscriptions revenues increased by $19.6 million, or 48%, for the three months ended September 30, 2020 as compared to the respective prior year period. The primary drivers of the increase were increases in infrastructure support costs including amortization of acquired intangible of $10.8 million, third-party costs to support our solution offerings of $6.9 million, and personnel and contractor-related costs including share-based compensation expenses of $3.0 million. The decrease in gross margin was mainly driven by higher amortization of acquired intangible assets of $6.2 million mainly due to acquisition of certain intellectual property rights and share-based compensation expense of $1.1 million.
Cost of subscriptions revenues increased by $55.3 million, or 48%, for the nine months ended September 30, 2020, as compared to the respective prior year period. The primary drivers of the increase were increases in infrastructure support costs including amortization of acquired intangibles of $29.4 million, third-party costs to support our solution offerings of $19.3 million, and personnel and contractor-related costs including share-based compensation expense of $8.2 million. The decrease in gross margin was mainly driven by higher amortization of acquired intangible assets of $19.3 million and higher share-based compensation expense of $2.8 million.
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
Other cost of revenues and gross margin. Cost of other revenues increased by $3.0 million, or 16%, for the three months ended September 30, 2020 as compared to the respective prior year period. This was primarily due to an increase in personnel costs of $2.5 million including share-based compensation expense. Other revenue gross margin fluctuated based on timing of completion of professional services projects and transaction price for product sales.
Cost of other revenues increased by $12.9 million, or 26%, for the nine months ended September 30, 2020, as compared to the respective prior year period. This was primarily due to an increase in personnel costs of $8.0 million including share-based compensation expense, and cost of product sales of $4.3 million. Other revenue gross margin fluctuated based on timing of completion of professional services projects and transaction price for product sales.
We continue to monitor the impact of COVID-19 on timing of professional services and transaction price of product sales.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$48,481	$35,286	$13,195	37%	$132,910	$97,705	$35,205	36%
Percentage of total revenues	16%	15%			16%	15%
Research and development expenses increased by $13.2 million, or 37%, for the three months ended September 30, 2020 as compared to the respective prior year period, primarily driven by increases in personnel and contractor costs due to higher headcount growth of $6.4 million, higher share-based compensation expense of $4.4 million, and increase in professional fees of $2.8 million.
Research and development expenses increased by $35.2 million, or 36%, for the nine months ended September 30, 2020, as compared to the respective prior year period, primarily driven by $32.1 million increase in personnel and contractor costs and increase in professional fees of $4.7 million. The increase in personnel and contractor costs was mainly driven by approximately $19.3 million relating to headcount growth and $11.9 million share-based compensation expense.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$152,986	$109,882	$43,104	39%	$421,931	$313,023	$108,908	35%
Percentage of total revenues	50%	47%			50%	48%
Sales and marketing expenses increased by $43.1 million, or 39%, for the three months ended September 30, 2020 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $20.7 million, advertising and marketing costs of $14.0 million, third-party commissions of $6.5 million, and amortization of deferred sales commission costs of $4.4 million, partially offset by $3.3 million decrease in travel costs resulting from the impact of COVID-19. Of the total increase in personnel and contractor costs, $12.7 million was primarily due to headcount growth and approximately $7.4 million was due to higher share-based compensation expense.
Sales and marketing expenses increased by $108.9 million, or 35%, for the nine months ended September 30, 2020, as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $51.9 million, advertising and marketing costs of $28.1 million, third-party commissions of $22.5 million, and amortization of deferred sales commission costs of $11.9 million, partially offset by a $6.2 million decrease in travel costs resulting from the impact of COVID-19. Of the total increase in personnel and contractor costs, $33.6 million was primarily due to headcount growth and approximately $17.6 million was due to higher share-based compensation expense.
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

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$49,513	$39,142	$10,371	26%	$146,381	$100,401	$45,980	46%
Percentage of total revenues	16%	17%			17%	15%
General and administrative expenses increased by $10.4 million, or 26%, for the three months ended September 30, 2020 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $11.6 million including $10.9 million due to higher share-based compensation expense, business fees and taxes of $1.7 million, and overhead costs of $1.3 million, partially offset by cost savings of $3.1 million including credits and decreased travel costs.
General and administrative expenses increased by $46.0 million, or 46%, for the nine months ended September 30, 2020, as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $40.1 million including $31.9 million due to higher share-based compensation expense, business fees and taxes of $4.4 million, professional fees of $3.3 million, overhead costs of $2.6 million, and increased allowance for doubtful accounts of $1.6 million partly driven by customer collection concerns stemming from COVID-19, partially offset by cost savings of $6.3 million including credits and decreased travel costs.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.
Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense	$(12,680)	$(5,160)	$(7,520)	nm	$(32,780)	$(15,280)	$(17,500)	nm
Other income, net	21,824	2,926	18,898	nm	36,910	9,118	27,792	nm
Other income (expense), net	$9,144	$(2,234)	$11,378	nm	$4,130	$(6,162)	$10,292	nm
nm - not meaningful
Other income, net increased by $11.4 million for the three months ended September 30, 2020, as compared to the respective prior year period. This was primarily due to an increase of $18.9 million of other income, net, comprised of $26.4 million unrealized gain recognized on our long-term investments in the third quarter of 2020, partially offset by $5.1 million from loss on partial repurchase of our convertible senior notes, and a decline in interest income on our investments of $2.8 million mainly as a result of reduction in Federal Funds rate in response to COVID-19. Interest expense was higher by $7.5 million due to increase in the amortization of debt discount and issuance costs from our 2025 and 2026 convertible senior notes issued in the first and third quarters of 2020, respectively.
Other income, net increased by $10.3 million for the nine months ended September 30, 2020, as compared to the respective prior year period. Other income, net was higher by $27.8 million, primarily due to $47.8 million net unrealized gain recognized on our long-term investments, partially offset by $12.3 million from the loss on partial repurchase of our convertible senior notes, and decrease in interest income on our investments by $7.4 million. Interest expense was higher by $17.5 million due to increase in the amortization of debt discount and issuance costs from our 2025 and 2026 convertible senior notes issued in the first and third quarters of 2020, respectively.
We expect interest income to further reduce in the future due to interest rate volatility in the current macroeconomic environment.
Net loss
Net loss increased by $8.2 million for the three months ended September 30, 2020, as compared to the respective prior year period, mainly due to non-cash items including $24.2 million higher share-based compensation expense, $7.5 million increase in interest expense from the amortization of debt discount and issuance costs from our convertible senior notes, and

$6.3 million increase in amortization of acquired intangibles, partially offset by $26.4 million unrealized gain from our long-term investments, and $2.3 million decrease in acquisition-related expenses.
Net loss increased by $52.8 million for the nine months ended September 30, 2020, as compared to the respective prior year period, mainly due to non-cash items including $65.7 million higher share-based compensation expense, $19.3 million increase in amortization of acquired intangibles, and $17.5 million increase in interest expense from the amortization of debt discount and issuance costs from our convertible senior notes, partially offset by $47.8 million net unrealized gain recognized from our long-term investments, and $3.0 million decrease in acquisition-related expenses.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $745.6 million and $343.6 million, respectively. We finance our operations primarily through sales to our customers, which could be billed either on a monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance. Revenue is deferred for such advanced billings. We also finance our operations from proceeds from issuance of convertible senior notes and proceeds from issuance of stock under our stock plans.
In March 2020, we issued $1.0 billion aggregate principal of 0% convertible senior notes due 2025 (the “2025 Notes”) in a private placement. As of September 30, 2020, the carrying value of our 2025 Notes totaled $815.5 million. In September 2020, we issued $650.0 million aggregate principal of 0% convertible senior notes due 2026 (the "2026 Notes") in a private placement. As of September 30, 2020, the carrying value of our 2026 Notes totaled $504.4 million. Our 2025 Notes and 2026 Notes contain customary financial covenants. In connection with both these offering, out of total net proceeds of $1.6 billion, we used approximately $1.0 billion from both offerings to repurchase a portion of the 2023 Notes.
During the nine months ending September 30, 2020, we received conversion requests on the principal amount of the 2023 Notes totaling approximately $69.2 million, out of which $16.1 million were outstanding as of September 30, 2020. We received additional conversion requests of $5.5 million subsequent to September 30, 2020. The remaining outstanding principal balance of the 2023 Notes is $80.2 million as of the filing date. We intend to settle this outstanding principal amount out of our cash and cash equivalents outstanding balance. For additional details, refer to Note 6, Convertible Senior Notes, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in compliance with all covenants under the 2026, 2025 and 2023 Notes as of September 30, 2020.
During the three months ended September 30, 2020, we entered into a strategic partnership agreement with ALE under which we paid $100.0 million.
During the nine months ended September 30, 2020, we financed approximately $4.7 million of property, equipment, and software licenses through vendor financing arrangements.
We believe that our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities, as well as the extent of the COVID-19 pandemic and its effect on our business. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. We also may in the future make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available, or on favorable terms. The uncertainty created by the changing markets and economic conditions related to the COVID-19 pandemic may also impact our customers’ ability to pay on a timely basis, which could negatively impact our operating cash flows.

    The table below provides selected cash flow information (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(32,707)	$71,008
Net cash used in investing activities	(62,041)	(60,697)
Net cash provided by financing activities	496,363	6,403
Effect of exchange rate changes	337	(380)
Net increase (decrease) in cash and cash equivalents	$401,952	$16,334
Net Cash (Used in) Provided by Operating Activities
Cash used in or provided by operating activities is driven by our net loss, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash used in operating activities was $32.7 million for the nine months ended September 30, 2020. This was driven by $100.0 million paid under strategic agreement and $32.6 million attributable to debt discount on a portion of the 2023 convertible senior notes that was repaid. These were offset by $99.9 million in cash flow from operating activities during the nine months ended September 30, 2020. The cash flow from operating activities was driven by timing of cash receipts and prepayments from customers and carriers and cash payments for personnel related costs and to vendors.
Net cash provided by operating activities for the nine months ended September 30, 2020, decreased by $103.7 million as compared to the respective prior year period. This change was driven by payments under the strategic arrangement and debt discount for a portion of the 2023 senior convertible notes that was repaid, offset with the additional cash generated from operating activities.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of our long-term investments, business acquisitions and purchase of intellectual properties, and capital expenditures and internal-use software. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $62.0 million for the nine months ended September 30, 2020, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software.
Net cash used in investing activities for the nine months ended September 30, 2020 increased by $1.3 million as compared to the respective prior year period. The increase was primarily due to increased investment in capital expenditures and internal-use software development in 2020, partially offset by cash used for business acquisitions in 2019.
Net Cash Provided by Financing Activities
Our primary financing activities have consisted of raising proceeds through the issuance of our 2025 Notes and 2026 Notes in the first and third quarters of 2020, respectively, and stock under our stock plans, offset by partial repurchase and conversion requests of our 2023 Notes.
Net cash provided by financing activities was $496.4 million for the nine months ended September 30, 2020, primarily due to $1.6 billion proceeds from the issuance of our 2025 Notes and 2026 Notes, net of issuance costs, partially offset by cash of $1.0 billion paid for the partial repurchase and conversion requests for our 2023 Notes and $102.7 million payments for capped calls transactions and costs. We also had proceeds from issuance of stock in connection with stock plans of $24.1 million, which was offset with payments for taxes paid in connection with our stock plans of $27.7 million.
Net cash provided by financing activities for the nine months ended September 30, 2020 increased by $490.0 million primarily due to both the 2026 Notes and 2025 Notes issued in 2020, partially offset by the partial settlement of the 2023 Notes. Refer to Note 6, Convertible Senior Notes, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities plus cash paid for strategic partnerships and repayments of convertible senior notes attributable to debt discount, reduced by purchases of property and equipment and capitalized internal-use software. We believe information regarding free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations, and should be considered alongside our other GAAP-based financial liquidity performance measures, such as net cash used in operating activities and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(32,707)	$71,008
Strategic partnerships	100,000	—
Repayment of convertible senior notes attributable to debt discount	32,640	—
Non-GAAP net cash provided by operating activities	99,933	71,008
Purchases of property and equipment	(33,992)	(21,355)
Capitalized internal-use software	(28,049)	(11,472)
Non-GAAP free cash flow	$37,892	$38,181
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
Off-balance Sheet Arrangements
During the nine months ended September 30, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, will cause variability in our revenue. However, this impact has not been significant during the three and nine months ended September 30, 2020. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and nine months ended September 30, 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of September 30, 2020, we had cash and cash equivalents of $745.6 million. We invest our cash and cash equivalents in short-term money market funds. We have experienced a decline in the interest rates associated with money market funds over the last several quarters. Declines in interest rates would reduce future interest income. For the three and nine months ended September 30, 2020, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. We expect interest income to further reduce in the future due to interest rate volatility in the current macroeconomic environment.
As of September 30, 2020, we had $89.2 million, $815.5 million, and $504.4 million outstanding from the 2023 Notes, 2025 Notes, and 2026 Notes (collectively the "Notes"), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
Market Risk
As of September 30, 2020, we had long-term investments in convertible and redeemable preferred stock of $173.6 million. These equity investments are subject to market related risks that could decrease or increase the fair value of our holdings. These equity investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including the potential impacts from COVID-19. A fluctuation in the investee's stock price, volatility or combination of both could have an adverse impact on the fair value of our investment. A hypothetical adverse stock price or volatility change of 10% could have resulted in a potential decrease of up to $12.2 million in the fair-value of our investment as of September 30, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Summary Risk Factors
An investment in our common stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment. You should read this summary together with the more detailed description of each risk factor contained in the subheadings further below.
•We have incurred significant losses and negative cash flows in the past and anticipate continuing to incur losses for at least the foreseeable future, and we may therefore not be able to achieve or sustain profitability in the future.
•Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or to exceed the expectations of research analysts or investors, which could cause our stock price to fluctuate.
•Our rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
•Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Atos/Unify, Alcatel-Lucent Enterprise and others, which may not be successful.
•We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
•We rely and may in the future rely significantly on our strategic partners, resellers, and carriers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
•To deliver our subscriptions, we rely on third parties for our network connectivity and for certain of the features in our subscriptions.
•Interruptions or delays in service from our third-party data center hosting facilities and co-location facilities could impair the delivery of our subscriptions, require us to issue credits or pay penalties and harm our business.
•Failures in Internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers to switch to our competitors or to avoid using our subscriptions.
•A cyber-attack, information security breach or denial of service event could delay or interrupt service to our customers, harm our reputation, or subject us to significant liability.
•Increased customer turnover, or costs we incur to retain and upsell our customers, could materially and adversely affect our financial performance.
•If we are unable to attract new customers to our subscriptions or upsell to those customers on a cost-effective basis, our business will be materially and adversely affected.
•The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with a limited number of stockholders that held our stock prior to our initial public offering, including our founders and our executive officers, employees and directors and their affiliates, and venture capital investors, and limiting other stockholders’ ability to influence corporate matters.
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
We continue to experience substantial growth in our business. This growth has placed and may continue to place significant demands on our management, organizational structure, and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base.
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
Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Atos/Unify, Alcatel-Lucent Enterprise and others, which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationships with Avaya Holdings Corp. (“Avaya”) and its subsidiaries, Atos SE (“Atos”) and its subsidiaries, including Unify Software and Solutions GmbH & CO. KG (“Unify”), and ALE Holding (“ALE Holding”) and its subsidiaries, including ALE International (“ALE International” and together “ALE”), will depend in part on our ability to work with our strategic partners to develop, market and sell co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), Unify Office by RingCentral (“UO”), and Rainbow Office powered by RingCentral (“Rainbow Office”). Setting up and maintaining the operations and processes of these strategic partnerships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing ACO, UO, Rainbow Office and other co-branded solutions to market may take longer than anticipated or fail to materialize, which could negate or reduce our anticipated benefits and revenue opportunities. In addition, we must be successful in marketing and selling ACO to realize the benefits of our prepayment to Avaya of $345 million in our common stock. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premise, hardware business communications providers such as ALE, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our carriers and strategic partners, such as AT&T, BT, TELUS, Avaya, and Atos sell or are expected to sell our solutions, but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud.

Such competitors may not be successful in or cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other cloud companies and established communications providers that resell on-premise hardware, software, and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., Fuze, Inc., StarBlue, Inc., Intermedia.net, Inc., J2 Global, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp., and Slack Technologies, Inc., on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., Vonage Holdings Corp., salesforce.com, inc., and Twilio Inc. We also face competition from digital engagement vendors such as eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc., among others named above that may offer similar features.
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
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, TELUS, Avaya, Atos (through its subsidiary Unify), and ALE also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, we entered into a revised agreement with AT&T, under which AT&T resumed reselling our solutions, and sales of our solutions by AT&T have increased as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We also recently entered into certain agreements for strategic partnerships with Avaya, Atos, and ALE to sell certain of our solutions. Avaya introduced the ACO solution at the end of the first quarter of 2020, Atos and Unify introduced the UO solution during the third quarter of 2020, and ALE is expected to introduce the Rainbow Office solution during the first quarter of 2021; however, there can be no guarantee that Avaya, Atos, Unify, ALE and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. If AT&T, Avaya, Atos, Unify, ALE, and/or any of their respective channel partners are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and other channel partners, carriers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. Further, the ability of our resellers, carriers and strategic partners to market and sell our solutions could be adversely impacted by the COVID-19 pandemic. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers and other channel partners, carriers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
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
In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, although we introduced our own video and web conferencing solution in April 2020, we continue to rely in part on Zoom Video Communications for our HD video and web conferencing and screen sharing features, Bandwidth.com for our texting capabilities, and NICE inContact, Inc. for our contact center capabilities. We do not or may not in the future, have long-term contracts with certain of these third-party providers. If any of these service providers elects to stop providing us with access to their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations.

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
We have significant operations in the United States, Canada, the U.K., Russia, China, Ukraine, the Philippines and France. We also sell our solutions to customers in other countries in the EU and in Australia, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our acquisitions of Dimelo SA and Connect First, and our investment in and strategic partnerships with Avaya, Atos and ALE. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
In addition, volatility in the credit markets, including any due to the COVID-19 pandemic, may have an adverse effect on our ability to obtain debt financing. The conversion of our 0% convertible senior notes due 2023 (the “2023 Notes”), our 0% convertible senior notes due 2025 (the “2025 Notes”) and our 0% convertible senior notes due 2026 (the “2026 Notes” and, together with the 2023 Notes and the 2025 Notes, the “Notes”) and any future issuances of other equity or any future issuances of equity or convertible debt securities could result in significant dilution to our existing stockholders, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.

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
In addition, the federal Telephone Consumer Protection Act (“TCPA”) and FCC rules implementing the TCPA, prohibit sending unsolicited facsimile advertisements or making illegal robocalls, subject to certain exceptions. The FCC may take enforcement action against persons or entities that send “junk faxes,” or make illegal robocalls and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements or making illegal robocalls apply to those who “send” the advertisements or make the calls, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes or making of illegal robocalls and have failed to take steps to prevent such transmissions may also face liability under the FCC’s rules, or in the case of illegal robocalls, Federal Trade Commission rules. We take significant steps designed to prevent our systems from being used to make illegal robocalls or send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes or make illegal robocalls. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC or FTC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. If any of these were to occur, we could be required to incur significant costs and management’s attention could be diverted. Further, if we were to be held liable for the use of our service to send unsolicited faxes or make illegal robocalls or to settle any action or proceeding, any judgment, settlement, or penalties could cause a material adverse effect on our operations.
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
Until recently, we used the EU-U.S. Privacy Shield framework as well as the Swiss-U.S. Privacy Shield framework and EU Standard Contractual Clauses (“Model Clauses”) to protect data exports between the European Economic Area (the “EEA”) and U.S. On July 16, 2020, the Court of Justice of the European Union, invalidated the EU-U.S. Privacy Shield as a mechanism to transfer EU personal data to the U.S. and imposed additional requirements for data transfers under Model Clauses. On September 8, 2020 the Federal Data Protection and Information Commissioner (FDPIC) of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the U.S. pursuant to Swiss data protection law. We are putting in place alternative data transfer mechanisms such as additional Model Clauses where we previously relied on the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. Data protection authorities may require measures be put in place in addition to Model Clauses for transfers to countries outside of the EEA and Switzerland. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following this decision, and we and our customers face the potential for regulators in the EEA or Switzerland to apply different standards to the transfer of personal data from the EEA or Switzerland to the U.S. and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA and Switzerland to the U.S and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf.
The future of cross-border data flows following the U.K.’s exit from the EU on January 31, 2020 is uncertain. After the transition period, currently set to last until December 31, 2020, it may become necessary for us to implement additional data export solutions like the Model Clauses to enable the continued flow of personal data to our U.K. operations from our EEA customers and affiliates. These solutions may take time and be challenging to put in place and, if not implemented promptly before or immediately following the Brexit transition period, our business may be disrupted, and we may be exposed to potential regulatory fines and civil claims.
These developments and future regulatory guidance may result in a determination that the industry-standard measures we, and other companies, have taken are insufficient. Additionally, it is possible that the EU-U.S. Privacy Shield, the Swiss - U.S. Privacy Shield and/or the Model Clauses may be updated by the European Commission, the Swiss Administration, and the U.S. Department of Commerce. Should any of these prove to be the case, we will need to take any necessary and additional measures to ensure compliance with EU, Swiss and UK law with respect to our transfers of personal data from the EEA, Switzerland and the UK to the U.S. and other non-EEA countries. If we are unable to take such measures, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.
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

Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Moreover, a new proposed privacy law, the California Privacy Rights Act (“CPRA”) recently was approved by California voters. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
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
Regulation of personal information is evolving, and new laws, such as those in Brazil, could further impact how we handle personal information or could require us to incur additional compliance costs, either of which could have an adverse impact on our operations. Further, our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations, and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand. Privacy-related concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our subscriptions, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our subscriptions effectively. Even the perception of privacy-related concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 242 issued patents, which expire between 2022 and 2038. We also have 55 patent applications pending examination in the U.S. and 7 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We have also acquired patents in connection with a strategic partnership that are currently pending assignment in their respective patent offices. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
•the public’s reaction to our press releases, financial guidance, and other public announcements, and filings with the Securities and Exchange Commission (the "SEC");
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
General Risk Factors
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
If our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A Common Stock to decline, and we may be subject to investigation or sanctions by the SEC.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
    None.
Item 3. Default Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
    None.
Item 6. Exhibits.
    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

4.1	Indenture, dated September 15, 2020, between RingCentral, Inc. and U.S. Bank National Association.	Form 8-K	4.1	September 16, 2020
4.2	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.1).	Form 8-K	4.1	September 16, 2020
10.1	Form of Capped Call Confirmation.	Form 8-K	10.2	September 16, 2020
10.2
Second Amendment to Lease, dated August 6, 2020 by and between the Company and Phillip H. Raiser, Trustee of the JHR Marital Trust under Trust Agreement dated October 2, 1969, as amended, Phillip H. Raiser, Trustee of the JHR Bypass Trust under Trust Agreement dated October 2, 1969, as amended, Harvey E. Chapman, Jr., Trustee of the Harvey E. Chapman, Jr. Living Trust under Trust Agreement dated July 17, 2006, and Colleen C. Badell, Trustee of the Colleen C. Badell Living Trust under Trust Agreement dated July 17, 2006, as tenants in common.
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

RingCentral, Inc.

Date: November 9, 2020	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2020	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)