Form 10-K
period 2020-12-31
RingCentral, Inc.
filed 2021-02-26
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2020, based on the closing price of $285.01 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $22.6 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2021, there were 80,271,589 shares of Class A common stock and 10,220,948 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2021. Such Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

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
•maintaining and expanding our distribution channels, including our network of sales agents and resellers, and our strategic partnerships;
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
•our capital expenditure projections;
•the estimates and estimate methodologies used in preparing our consolidated financial statements;
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
ITEM 1.    BUSINESS
Overview
We are a leading provider of global enterprise cloud communications, video meetings, collaboration, and contact center software-as-a-service (“SaaS”) solutions. We believe that our innovative, cloud-based communication and contact center solutions disrupt the large market for business communications and collaboration by providing flexible and cost-effective solutions that support mobile and distributed workforces. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and more responsive to their customers.
Our cloud-based solutions are designed to be easy to use, providing a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly and configured and managed easily. Our cloud-based solutions are location and device independent and better suited to address the needs of modern mobile and global enterprise workforces than are legacy on-premise systems. Through our platform, we enable third-party developers and customers to integrate our solution with leading business applications to customize their own business workflows.
The rapid growth of mobile communications has changed the way businesses interact. Employees connect from anywhere with any device, using multiple modes of communications including voice, video, text, messaging, and social media. These forms of flexible communications enable employees to be productive in ways that traditional on-premise systems do not support.
We believe RingCentral benefits from both the shift to mobile and distributed workforces and the migration of hardware on-premise based communication systems to cloud-based software solutions. Our cloud communications and contact center solutions are based on our Message Video Phone ("MVP") platform, which has been designed from the ground up, specifically for today’s mobile and distributed workforce. In addition, our differentiated open platform Application Programming Interfaces (“APIs”) enable seamless integration with third-party and custom software applications. These integrations improve business workflows resulting in higher employee productivity and better customer service. Our global delivery capabilities support the needs of multi-national enterprises in multiple countries.

We offer three key products in our portfolio, including:
•RingCentral Office, a Unified Communications as a Service ("UCaaS") platform, including team messaging, video meetings, and a cloud phone system;
•RingCentral cloud Contact Center as a Service ("CCaaS"); and
•RingCentral Glip ("Glip"), our new branded video meeting solution with team messaging that enables smart video meetings that was launched in 2020.
We generate revenues primarily from the sale of subscriptions for our cloud-based services. We focus on acquiring and retaining our customers, adding value to their experience, and increasing their use of our solutions. As their needs change, customers add users to services, upgrade to premium subscription editions which provide additional features and functionality and expand their use of other solutions.
We use our direct and indirect sales channels to market our brand and sell our solutions. Key developments in our go-to-market expansion:
•In October 2019, we entered into a strategic partnership with Avaya Holdings Corp. ("Avaya"), which included the introduction of a new solution, Avaya Cloud Office by RingCentral ("ACO"), to be marketed and sold by Avaya and its subsidiaries. We launched the co-branded solution in March 2020.
•In December 2019, we entered into a strategic partnership agreement with Atos SE ("Atos") and its subsidiary, Unify Software and Solutions GmbH & CO. KG ("Unify"), which included the introduction of a co-branded solution, Unified Office by RingCentral ("UO"), to be marketed and sold as the UCaaS offering for the Atos Unify product family installed base. We launched the co-branded solution in September 2020.
•In July 2020, we entered into a strategic partnership with Alcatel-Lucent Enterprise ("ALE"), which includes the introduction of a new co-branded solution to be marketed and sold as the UCaaS solution offering of ALE beginning in 2021.
•In November 2020, we entered into a strategic partnership with Vodafone Group Services Limited ("Vodafone"), which includes a new co-branded UCaaS and CCaaS solutions to be marketed and sold by Vodafone and its subsidiaries.
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
We believe that our solutions go beyond the core functionality of existing on-premise communications solutions by providing additional key benefits that address the changing requirements of business to allow business communications using voice, HD video web conferencing, SMS, team messaging, collaboration, fax, and social media. The key benefits of our solutions include:

•Location Independence.    Our cloud-based solutions are designed to be location independent. We seamlessly connect distributed and mobile users, enabling employees to communicate with a single identity whether working from a central location, a branch office, on the road, or at home.
•Global.    Our RingCentral Global Office capabilities support multinational enterprise workforces. RingCentral Global Office connects multinational workforces globally, while reducing the complexity and high costs of maintaining multiple legacy private branch exchanges ("PBX systems") with a single global cloud solution.
•Device Independence.    Our solutions are designed to work with a broad range of devices, including smartphones, tablets, PCs, and desk phones, enabling businesses to successfully implement a “bring-your-own” communications device strategy.
•Instant Activation and Easy Account Management.    Our solutions are designed for rapid deployment and ease of management. Our intuitive graphical user interfaces allow administrators and users to set up and manage their business communications system with little or no IT expertise, training, or dedicated staffing.
•Scalability.    Our cloud-based solutions scale easily and efficiently with the growth of our customers. Customers can add users, regardless of their location, without having to purchase additional infrastructure hardware or software upgrades.
•Lower Cost of Ownership.    We believe that our customers experience significantly lower cost of ownership compared to legacy on-premise systems. Using our cloud-based solutions, our customers can avoid the significant upfront costs of infrastructure hardware, software, ongoing maintenance and upgrade costs, and the need for dedicated and trained IT personnel to support these systems.
•Seamless and Intuitive Integration with Other Applications.    Applications are proliferating within businesses of all sizes. Integration of these business applications with legacy on-premise systems is typically complex and expensive, which limits the ability of businesses to leverage cloud-based applications. Our platform provides seamless and intuitive integration with multiple popular cloud-based business applications such as Microsoft productivity and CRM tools, Google G-Suite, Salesforce CRM, Oracle, Okta, Zendesk, Box, and Workday, as well as customer lines-of business applications.
We have a portfolio of cloud-based offerings that are subscription-based and made available at different monthly rates, varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions of our offerings, which include the following:
RingCentral Office.    RingCentral Office, our flagship solution, provides a unified experience for communication and collaboration across multiple modes, including HD voice, video, SMS, messaging and collaboration, conferencing, online meetings, and fax. RingCentral Office offers a unified Message, Video, and Phone (MVP) experience on our global platform. Customers can extend RingCentral Office to support their multinational workforce in many countries around the world. This subscription is designed primarily for businesses that require a communications solution, regardless of location, type of device, expertise, size, or budget. Businesses are able to seamlessly connect users working in multiple office locations on smartphones, tablets, PCs and desk phones. We sell RingCentral Office in four editions: Essentials, Standard, Premium, and Ultimate. The features, capabilities and price per user increase from Essentials to Ultimate. The solution capabilities include high definition voice, call management, mobile applications, business SMS and MMS, fax, team messaging and collaboration, audio/video/web conferencing capabilities, out-of-the-box integrations with other cloud-based business applications, and business analytics and reporting. Our platform also enables customers to create, develop, and deploy custom integrations using our APIs. RingCentral Office customers also have available to them RingCentral Global Office.
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
•Collaboration.    We offer team messaging and collaboration solutions which allow diverse teams to stay connected through multiple modes of communication. In addition to team messaging and communications, teams can share tasks, notes, group calendars, and files.
•RingCentral Video ("RCV") and RingCentral Rooms.    RingCentral Video leverages RingCentral's open platform to address the demand in work from anywhere by leveraging technologies to enable a fast, unified, open, and trusted video meetings experience. It includes a robust analytics platform that gives IT system administrators access to key performance indicators such as adoption, usage, and quality of service metrics. RCV is also integrated with business productivity applications such as Google G-Suite and Gmail, HubSpot, Microsoft (Teams and Office365), Slack, Theta Lake, and Zoho, among others. RingCentral Rooms and Rooms Connector bring a cloud web conferencing solution to meeting rooms and meeting spaces that have dedicated video conferencing equipment such as monitors, speakers, microphones, and cameras, and support for large meetings and Webinars for a monthly per license add-on fee.
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
•RingCentral Global Office.   Our solution includes RingCentral Global Office, a single global UCaaS solution designed for multinational enterprises that allows these companies to support distributed offices and employees globally with a single cloud solution. With RingCentral Global Office, multinational enterprises can operate in other countries while also acting as one integrated business, with capabilities including local phone numbers, local caller ID, worldwide extension-to-extension dialing, and included minute bundles for international calling.
•RingCentral CloudConnect.   RingCentral CloudConnect is a service that allows enterprises to leverage their dedicated and secure connections to exchange data directly with the RingCentral cloud. Customers use their preferred network service provider to connect to the RingCentral cloud through a secure data exchange enabling lower latency, greater network reliability and availability, and added security.
•High-Volume SMS. High-Volume SMS is a service that enables businesses to send high-volume and commercial SMS messages and updates to their customers eliminating the need to purchase and program a separate number. Our service also provides access to message status, logs, store, and analytics for advanced insights and regulatory compliance.
RingCentral Contact Center.    Our RingCentral Contact Center is a collaborative contact center solution that delivers omni-channel and integrates with RingCentral Office and Glip. RingCentral Contact Center enables businesses to transform the way they engage their customers across all channels while effectively maximizing agent availability. The solution leverages technology from NICE inContact, Inc., has a comprehensive feature set, and can integrate with RingCentral Office and Glip. This enables businesses to build customer loyalty and increase productivity by resolving customer issues faster and more effectively. We offer RingCentral Contact Center in three editions: Basic, Advanced, and Ultimate. The features, capabilities, and price per user increase from Basic to Ultimate.
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
RingCentral Glip.   Glip is a smart video meeting service, which includes our RCV video and team messaging capabilities. It is an easy-to-use solution that offers high quality and high availability video and audio conferencing, seamlessly integrated with team messaging, file sharing, contact, task, and calendar management. It includes pre-meeting, in-meeting, and post-meeting capabilities, and provides a completely integrated team collaboration capability. Glip is provided in two editions: Pro, which is a free service, and a paid Pro Plus subscription service which offers a higher number of meeting participants and additional video meeting and administrative management capabilities.
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
Segment Reporting
Our organizational structure is a single reportable segment. A discussion of the results of our operations is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, under Consolidated Financial Statements, which are incorporated herein by reference.
Our Customers
We have a diverse and growing customer base across a wide range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. We seek to establish and maintain long-term relationships with our customers. We do not have significant customer concentration and none of our customers accounted for more than 10% of total revenue for the years ended December 31, 2020, 2019, and 2018. We believe that we will not have significant customer concentration in the future.
We sell our solutions to enterprise customers, and small and medium-sized businesses. We define a “customer” as a party that purchases or subscribes to our products and services directly or indirectly through our channel partners. We continuously expand our solution offering globally and believe that there are additional growth opportunities in international markets.
Marketing, Sales and Support
We use a variety of marketing, sales, and support activities to generate and cultivate ongoing customer demand for our subscriptions, acquire new customers, and engage with our existing customers. We sell globally through both direct and indirect channels, which includes resellers, carriers, and strategic partners. We provide onboarding implementation services to help our customers set up and configure their newly purchased communications system, as well as ongoing self-service, phone support, online chat support, and training. We also closely track and monitor customer acquisition costs to assess how we are deploying our marketing, sales, and customer support spending.
•Marketing.    Our marketing efforts include search engine marketing, search engine optimization, affiliates, list buys, shared leads, content leads, appointment setting, radio advertising, online display advertising, sports sponsorships, billboard advertising, tradeshows and events, and other forms of demand generation. We track and measure our marketing costs closely across all channels so that we can acquire customers in a cost-efficient manner.
•Direct Sales.    We primarily sell our solutions and subscriptions through direct inbound and outbound sales efforts. We have direct sales representatives located in the U.S. and internationally.
•Indirect Sales.    Our indirect sales channel consists of global and regional networks of resellers and carriers including AT&T, Inc. ("AT&T"), TELUS Communications Company ("TELUS"), BT Group plc ("BT"), and Vodafone. Our indirect sales channels help broaden the adoption of our solutions without the need for a large direct sales force.
•Customer Support and Services.    While our intuitive and easy-to-use user interface serves to reduce our customers’ need for support and services, we provide online chat and phone customer support, as well as post-sale implementation support, as an option to help customers configure and use our solution. We track and measure our customer satisfaction and our support costs closely across all channels to provide a high level of customer service in a cost-efficient manner.
•Strategic Partnerships. We have strategic partnerships with several third parties including Avaya, Atos, and Alcatel Lucent Enterprise. These partnerships enable us to leverage the sales force of our strategic partners to sell our services as well as access to their customer bases.
Research and Development
We believe that continued investment in research and development is critical to expanding our leadership position within the cloud-based business communications and collaboration solutions market and is a key element of our culture. We devote the majority of our research and development resources to software development. Our engineering team has significant experience in various disciplines related to our platform, such as voice, video, text, team messaging and collaboration, mobile application development, IP networking and infrastructure, contact center, digital customer engagement, user experience, security, and robust multi-tenant cloud-based system architecture.
Our development methodology, in combination with our SaaS delivery model, allows us to provide new and enhanced capabilities on a regular basis. Based on feedback from our customers and prospects and our review of the broader business communications and SaaS markets, we continuously develop new functionality while maintaining and enhancing our existing solutions. We typically have multiple releases per year, where we constantly improve our solutions and introduce new capabilities and features to make our customers’ workforce more productive and to build out the feature set required by larger and global enterprises.
As part of our strategy to expand our technological capabilities, we engage in strategic transactions from time to time. Such strategic acquisitions enable us to complement our technology and skill sets and expand our solution reach.
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
Our private cloud is served from multiple data centers and third-party co-location facilities located in several cities in the United States and throughout the world. Our data centers are designed to host mission-critical computer and communications systems with redundant, fault-tolerant subsystems, and compartmentalized security zones. We maintain a security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to our customers’ data. We limit access to on-demand servers and networks at our production and remote backup facilities.
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
Our worldwide intellectual property portfolio includes over 262 issued patents, which expire between 2022 and 2039, and over 57 patent applications pending examination in the U.S. and in foreign jurisdictions, all of which are related to U.S. applications. In general, our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our solutions and subscriptions.
Competition
The market for business communications and collaboration solutions is very large, rapidly evolving, complex, fragmented and defined by changing technology, and customer needs. We expect competition to continue to increase in the future. We believe that the principal competitive factors in our market include:
•product features and capabilities;
•system reliability, availability, and performance;
•speed and ease of activation, setup, and configuration;
•ownership and control of the underlying technology;
•open platform;
•integration with mobile devices;
•brand awareness and recognition;
•simplicity of the pricing model; and
•total cost of ownership.
We believe that we generally compete favorably on the basis of the factors listed above.
We face competition from a broad range of providers of business communications and collaboration solutions. Some of these competitors include:
•traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, and Siemens Enterprise Networks, LLC, any of which may now or in the future also host their solutions through the cloud;
•software providers such as Microsoft Corporation and Cisco Systems, Inc. that generally license and/or host their software solutions, and their resellers including major carriers and cable companies;
•established business communications providers that resell on-premise hardware, software, and hosted solutions, such as AT&T, BT, Comcast Corporation, Sprint Corporation, TELUS, Verizon Communications Inc., Vodafone Group Plc, and others, all of whom have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud;
•other cloud companies such as 8x8, Inc., Amazon.com, Inc., DialPad, Inc., Fuze Inc., StarBlue, Inc., Intermedia.net, Inc., J2 Global, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc.;
•video meeting and collaboration service providers such as Amazon.com, Inc., Apple Inc., Alphabet Inc. (Google G-Suite and Meet), Facebook, Inc., Microsoft Teams, Slack Technologies, Inc. (which has announced it will be acquired by saleforce.com, inc.), and Zoom Video Communications, Inc.;
•other large internet companies such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communication services or acquire other cloud-based business communications companies in the future;
•providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holding Corp., and Slack Technologies, Inc., on which customers can build diverse solutions by integrating cloud communications into business applications;

•contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC (acquired by Lifesize, Inc.), Talkdesk, Inc., Vonage Holdings Corp., salesforce.com, inc., and Twilio Inc.; and
•digital engagement vendors such as eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc. (recently acquired by Hootsuite Inc.), among others named above that may offer similar features.
Employees and Human Capital
We believe that our culture and our workforce are critically important to our success. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. We continuously invest in our global workforce by seeking to create a diverse, inclusive, and safe work environment where our employees can learn, innovate, and deliver their best. We are committed to being inclusive to enable our workforce and customers to succeed.
We invest in developing our talent and creating a superior team member experience and a highly engaged workforce to remain at the forefront of innovation and make RingCentral an employer of choice. We believe that our approach to talent development and innovation enables our team members to grow in their current positions and build new skills. We provide virtual and in-person interactive learning courses across a broad range of categories such as leadership, inclusion and diversity, technical and compliance, among others. We have regular employee surveys that allow employees to voice their perceptions of the Company and their work experience.
Our diversity and inclusion initiatives honor the unique background, identity, ethnicity, and perspectives of each individual in our organization and we are committed to the success of our workforce and customers. We continue to drive key initiatives in talent acquisition and diversity to focus on increasing the representation of women and underrepresented groups in our global workforce.We received recognition for our initiatives in the area of diversity, equity and inclusiveness, wherein our CEO was recognized as the "Best CEO for Women" and "Diversity" by Comparably. We actively encourage and support employee resource groups like our LGBTQ+ group, Black employees group and Pan-Asian group, among others. We continue to further expand our efforts in the area of diversity, equity and inclusion.
We face competition for highly skilled technical and other personnel with experience in our industry and locations where we maintain offices. We strive to provide competitive pay, benefits, and services that help meet the varying needs of our employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We also provide access to a variety of flexible health and wellness programs to our employees, which became increasingly critical in 2020 due to the COVID-19 pandemic.
As of December 31, 2020, we had 3,140 full-time employees located in 13 countries. As of December 31, 2020, approximately 30% of our full-time employees were located outside of the United States. Our geographic diversification enhances our ability to retain and attract highly skilled talent as well as manage our headcount costs.
In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. For instance, our employees in France are covered by the Syntec Collective Bargaining Agreement. We are not subject to any other collective bargaining agreements. We believe that our employee relations are good, and we have never experienced any work stoppages.
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
There are a number of federal, state, local, and foreign laws and regulations, such as the European Union's General Data Protection Regulation ("GDPR") and the recently enacted California Consumer Privacy Act, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. We expect that with the expansion of our Global Office solution and sales of our services into new countries, we will become subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.
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
Summary Risk Factors
An investment in our Class A Common Stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment. You should read this summary together with the more detailed description of each risk factor contained in the subheadings further below.
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
•Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Atos/Unify, Alcatel-Lucent Enterprise, Vodafone and others, which may not be successful.
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
The extent to which the global COVID-19 pandemic continues to impact our results will depend on future developments, which are uncertain and cannot be fully predicted, including the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken by governments and private businesses to attempt to contain and treat the disease. Any prolonged shutdown of a significant portion of global economic activity or downturn in the global economy, along with any adverse effects on industries in which our customers operate, could materially and adversely impact our business, results of operations and financial condition.

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
Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Atos/Unify, Alcatel-Lucent Enterprise, Vodafone and others, which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationships with Avaya Holdings Corp. (“Avaya”) and its subsidiaries, Atos SE (“Atos”) and its subsidiaries, including Unify Software and Solutions GmbH & CO. KG (“Unify”), and ALE Holding (“ALE Holding”) and its subsidiaries, including ALE International (“ALE International” and together “ALE”) and Vodafone Business (“Vodafone”) and its subsidiaries, will depend in part on our ability to work with our strategic partners to develop, market and sell co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), Unify Office by RingCentral (“UO”), and Rainbow Office powered by RingCentral (“Rainbow Office”). Setting up and maintaining the operations and processes of these strategic partnerships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing ACO, UO, Rainbow Office and other co-branded solutions to market may take longer than anticipated or fail to materialize, which could negate or reduce our anticipated benefits and revenue opportunities. In addition, we must be successful in marketing and selling ACO to realize the benefits of our prepayment to Avaya of $345 million in our Class A Common Stock. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premise, hardware business communications providers such as ALE, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our carriers and strategic partners, such as AT&T, BT, TELUS, Avaya, Vodafone, and Atos sell or are expected to sell our solutions, but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other cloud companies and established communications providers that resell on-premise hardware, software, and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., Fuze, Inc., StarBlue, Inc., Intermedia.net, Inc., J2 Global, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the U.S., TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp., and Slack Technologies, Inc., on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., Vonage Holdings Corp., salesforce.com, inc., and Twilio Inc. We also face competition from digital engagement vendors such as eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc., among others named above that may offer similar features.
Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified offerings, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of these service providers have in the past and may choose in the future to sacrifice revenues in order to gain market share by offering their services at lower prices or for free, or offering alternative pricing models, such as “freemium” pricing, in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer. Our competitors may also offer bundled service arrangements offering a more complete service offering, despite the technical merits or advantages of our subscriptions. In addition, some of the commercially available solutions in the markets in which we compete, such as video and web conferencing solutions of our competitors, including Zoom Video Communications and Microsoft Corporation, have seen dramatically increased adoption, usage and publicity in connection with the global response to the COVID-19 pandemic. Competition could result in a decrease to our prices, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share.
We rely and may in the future rely significantly on our strategic partners, resellers, and carriers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, TELUS, Avaya, Atos (through its subsidiary Unify), ALE, and Vodafone also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, we entered into a revised agreement with AT&T, under which AT&T resumed reselling our solutions, and sales of our solutions by AT&T have increased as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We also recently entered into certain agreements for strategic partnerships with Avaya, Atos, ALE, and Vodafone to sell certain of our solutions. Avaya introduced the ACO solution at the end of the first quarter of 2020, Atos and Unify introduced the UO solution during the third quarter of 2020, and ALE is expected to introduce the Rainbow Office solution during the first quarter of 2021; however, there can be no guarantee that Avaya, Atos, Unify, ALE, Vodafone and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. If AT&T, Avaya, Atos, Unify, ALE, Vodafone and/or any of their respective channel partners are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and other channel partners, carriers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. Further, the ability of our resellers, carriers and strategic partners to market and sell our solutions could be adversely impacted by the COVID-19 pandemic. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers and other channel partners, carriers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
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
In addition, we use third-party vendors which, in some cases, have access to our data and our customers’ data. We employ layered security measures and have a means of working with third parties who report vulnerabilities to us. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors’ computing devices, infrastructure, or networks, may be vulnerable to hackers, computer viruses, worms, other malicious software programs, or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network, or business practices or our or our vendors’ customers, employees, business partners, consultants, or other Internet users who attempt to invade our or our vendors’ corporate and personal computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security weakness or vulnerability in our, our vendors’, or our customers’ infrastructure, networks, or business practices that is successfully targeted, we could face increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our partners and our customers, fines, claims, investigations and other proceedings, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in strengthening our security controls or in remediating security vulnerabilities, we could incur increased costs and capital expenditures. The COVID-19 pandemic is generally increasing the attack surface available to criminals, as more companies and individuals work online, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. Also, cyber-attacks, including on the supply chain, appear to be increasing in sophistication. For example, while we do not use SolarWinds products in our environment, we have evaluated our internal systems and networks and found no evidence of unauthorized access to customer data as a result of the issue. We continue to investigate, including reaching out to our third party supply chain partners to understand whether there have been impacts to vendors in our supply chain. We continue to monitor for insights to enhance our code review and security-by-design process to help prevent a similar incident. We cannot provide assurances that our preventative efforts will be successful.
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
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If customers pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that a customer did not authorize the specific credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant and/or service provider standards, including data protection standards, required to utilize their services from time to time. We have established and implemented measures intended to comply with the Payment Card Industry Data Security Standard (“PCI DSS”) in the U.S., Canada, and the U.K. If we fail to maintain compliance with such standards or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If we fail to maintain compliance with current service provider standards, such as PCI DSS, or fail to meet new standards, customers may choose not to use our services for certain types of communication they have with their customers. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant or service provider standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to induce employees, sub-contractors, or consultants into disclosing customer credentials and other account information, which can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and costs that we must pay to carriers. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments could cause our paid customer base to significantly decrease, which would have a material adverse effect on our results of operations, financial condition, and ability to grow our business.
We are in the process of expanding our international operations, which exposes us to significant risks.
We have significant operations in the U.S., Canada, the U.K., Russia, China, Ukraine, the Philippines and France. We also sell our solutions to customers in other countries in the EU and in Australia, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our acquisitions of Dimelo SA and Connect First, and our investment in and strategic partnerships with Avaya, Atos, ALE and Vodafone. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
As of December 31, 2020, we have federal net operating loss carryforwards (“NOLs”) of $1.4 billion, of which $272.9 million expire between 2023 and 2037 and the remainder do not expire. Additionally, we have state net operating loss carryforwards of $1.1 billion which will begin to expire in 2021. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
Our vendor-supplied phones have lead times of up to several months for delivery to our fulfillment agents and are built to forecasts that are necessarily imprecise. It is likely that, from time to time, we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our subscriptions could result in loss of customers or harm to our ability to attract new customers. Any reduction or interruption in the ability of our vendors to supply our customers with vendor-supplied phones, including as a result of the ongoing COVID-19 pandemic, could cause us to lose revenue, damage our customer relationships and harm our reputation in the marketplace. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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
Federal Regulation
Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, maintaining records for disconnected numbers, cooperation with law enforcement, Federal Universal Service Fund (“USF”) contributions, Enhanced 911 (“E-911”), outage reporting, call authentication, call spoofing, call blocking and other requirements and regulations. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.
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
Until recently, we used the EU-U.S. Privacy Shield framework as well as the Swiss-U.S. Privacy Shield framework and EU Standard Contractual Clauses (“Model Clauses”) to protect data exports between the European Economic Area (the “EEA”) and U.S. On July 16, 2020, the Court of Justice of the European Union, invalidated the EU-U.S. Privacy Shield as a mechanism to transfer EU personal data to the U.S. and imposed additional requirements for data transfers under Model Clauses. On September 8, 2020 the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the U.S. pursuant to Swiss data protection law. We are putting in place alternative data transfer mechanisms such as additional Model Clauses where we previously relied on the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. Data protection authorities may require measures be put in place in addition to Model Clauses for transfers to countries outside of the EEA and Switzerland. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following this decision, and we and our customers face the potential for regulators in the EEA or Switzerland to apply different standards to the transfer of personal data from the EEA or Switzerland to the U.S. and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA and Switzerland to the U.S and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf.
The future of cross-border data flows from the EEA to the U.K. following the U.K.’s exit from the EU on January 31, 2020 is uncertain. Although the transition period ended on December 31, 2020, the UK-EU Trade Cooperation Agreement delays any restrictions on cross-border data flows from the EEA to the UK for up to six months (the "Bridge"). If the EU does not provide the UK with an adequacy determination during the Bridge, it may become necessary for us to implement additional data export solutions like the Model Clauses to enable the continued flow of personal data to our U.K. operations from our EEA customers and affiliates. These solutions may take time and be challenging to put in place and, if not implemented promptly before or immediately following the Bridge, our business may be disrupted, and we may be exposed to potential regulatory fines and civil claims.
These developments and future regulatory guidance may result in a determination that the industry-standard measures we, and other companies, have taken are insufficient. Additionally, it is possible that the EU-U.S. Privacy Shield, the Swiss-U.S. Privacy Shield and/or the Model Clauses may be updated by the European Commission, the Swiss Administration, and the U.S. Department of Commerce. Should any of these prove to be the case, we will need to take any necessary and additional measures to ensure compliance with EU, Swiss and U.K. law with respect to our transfers of personal data from the EEA, Switzerland and the U.K. to the U.S. and other non-EEA countries. If we are unable to take such measures, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.
In the U.S., there are numerous federal and state laws governing the privacy and security of personal information. In particular, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical, and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information by certain institutions. We act as a “Business Associate” through our relationships with certain customers and are thus directly subject to certain provisions of HIPAA. In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship and may also face regulatory liability. Additionally, we are subject to FCC regulations imposing obligations related to our use and disclosure of certain data related our interconnected VoIP service. If we experience a data security incident, we may be required by state law or FCC or other regulations to notify our customers and/or law enforcement. We may also be subject to Federal Trade Commission (“FTC”) enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Moreover, a new proposed privacy law, the California Privacy Rights Act (“CPRA”) recently was approved by California voters. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023.
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
We also contract with third parties to provide emergency services calls in the U.S., Canada, the U.K., and other jurisdictions in which we provide access to emergency services dialing, including assistance in routing emergency calls and terminating emergency services calls. Our domestic providers operate a national call center that is available 24 hours a day, seven days a week, to receive certain emergency calls and maintain PSAP databases for the purpose of deploying and operating E-911 services. We rely on providers for similar functions in other jurisdictions in which we provide access to emergency services dialing. On mobile devices, we rely on the underlying cellular or wireless carrier to provide emergency services dialing. Interruptions in service from our vendors could cause failures in our customers’ access to E-911/999/112 services and expose us to liability and damage our reputation.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 262 issued patents, which expire between 2022 and 2039. We also have 50 patent applications pending examination in the U.S. and 7 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We have also acquired patents in connection with a strategic partnership that are currently pending assignment in their respective patent offices. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our "common stock"), has 10 votes per share, and our Class A Common Stock has one vote per share. Stockholders who hold shares of Class B Common Stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 56% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future , our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm, KPMG LLP, is required to and has issued an attestation report as of December 31, 2020. While management concluded internal control over financial reporting was at a reasonable assurance level as of December 31, 2020, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our corporate headquarters is located in Belmont, California, and consists of approximately 110,000 square feet of office space under leases that expire in July 2026.
We also lease offices in Denver, Colorado; Charlotte, North Carolina; Fort Lauderdale, Florida; London, England; Xiamen, China; Paris, France; and other small offices worldwide. In addition, we lease space from third-party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna and Ashburn, Virginia; San Jose and Santa Clara, California; Chicago, Illinois; Amsterdam, the Netherlands; Zurich, Switzerland; Frankfurt, Germany; and other small locations worldwide. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.
ITEM 3.    LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 8 - Commitment and Contingencies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under “Legal Matters” which is incorporated herein by reference.
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
Stockholders
As of February 18, 2021, there were 18 stockholders of record of our Class A common stock and Class B common stock. Because most of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
The graph below matches RingCentral Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 1000 index and the NASDAQ Computer index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated Statements of Operations
Revenues
Subscriptions	$1,086,276	$817,811	$612,888	$465,254	$356,562
Other	97,381	85,047	60,736	38,363	23,874
Total revenues	1,183,657	902,858	673,624	503,617	380,436
Loss from operations	(113,239)	(45,675)	(16,436)	(5,338)	(12,868)
Net loss	$(82,996)	$(53,607)	$(26,203)	$(4,204)	$(16,225)
Net loss per common share
Basic and diluted	(0.94)	(0.64)	(0.33)	(0.06)	(0.22)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	88,684	83,130	79,500	76,281	72,994

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data (in thousands)
Cash and cash equivalents	$639,853	$343,606	$566,329	$181,192	$160,355
Working capital surplus	$488,061	$254,826	$508,155	$139,602	$100,220
Total assets	$2,184,597	$1,450,747	$894,326	$359,814	$286,296
Deferred revenue	$142,223	$107,372	$88,527	$62,917	$44,618
Debt and financing obligations	$1,412,502	$389,718	$370,324	$—	$15,021
Total stockholders' equity	$308,459	$745,700	$317,609	$228,346	$164,248

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
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussion regarding our financial condition and results of operations for fiscal 2019 as compared to fiscal 2018 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
Overview
We are a leading provider of cloud communications, video meetings, collaboration, and contact center software-as-a-service (“SaaS”) solutions. We believe that our innovative, cloud-based communication and contact center solutions disrupt the large market for business communications and collaboration by providing flexible and cost-effective solutions that support mobile and distributed workforces. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and more responsive to their customers.
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
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the years ended December 31, 2020, 2019, and 2018, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale and rental of pre-configured phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
• a regional and global network of resellers;
•carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”), and BT Group plc (“BT”). Also, in November 2020 we entered into a strategic partnership with Vodafone Group Services Limited ("Vodafone") to deliver new cloud-based communications services. The parties will introduce a new co-branded cloud-based service that will be the Unified Communications as a Service ("UCaaS") solution for Vodafone and a Contact Center as a Service ("CCaaS") solution to Vodafone customers;
•strategic partners who market and sell our co-branded solutions directly and through their subsidiaries. Such partnerships include Avaya Holdings Corp. ("Avaya"), under which we introduced a new solution Avaya Cloud Office by RingCentral ("ACO") in March 2020; Atos SE ("Atos") and its subsidiary, Unify Software and Solutions GmbH & CO. KG ("Unify"), under which we introduced a new Unified Communications as a Service ("UCaaS") solution called Unify Office by RingCentral ("UO") in September 2020; and in July 2020, we entered into a strategic partnership with Alcatel-Lucent Enterprise ("ALE"), which includes the introduction of a new co-branded solution which will be marketed and sold as the UCaaS solution offering of ALE beginning in 2021.
Since its launch, our revenue growth has primarily been driven by our flagship RingCentral Office product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as any party that purchases or subscribes to our products and services directly or indirectly through our channel partners. As of December 31, 2020, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the years ended December 31, 2020, 2019 and 2018, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base to larger customers, expansion of our indirect sales channels including strategic partnerships, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.
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
During the year ended December 31, 2020, we noted contributions from new bookings as more businesses transition to RingCentral in the current work-from-anywhere environment. In the first and early part of the second quarter, we experienced higher churn rate mainly with small business customers in certain verticals. Since then we have seen stabilization in churn levels. Due to the shelter-in-place, we continue to see more customers opting for the RingCentral apps on laptops and mobile devices over traditional desktop phones which has impacted demand for physical phone devices. We also observed customer requests for extension in payment terms. To address customer hardships, we continue to engage with these customers providing them greater flexibility to manage challenges they are facing.
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
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will also depend on certain developments, including the duration and spread of the outbreak, actions taken to contain the virus or its impact, impact on our partners, resellers, employees, vendors and customers, and employee or industry events, all of which are uncertain and cannot be predicted. For example, to support the health and well-being of our employees, customers, partners and communities in response to the COVID-19 pandemic, a vast majority of our employees are working remotely and we have shifted some of our customer events to virtual-only experiences, and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. At this point, the full extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
Further discussion of the potential impacts of the COVID-19 pandemic on our business can be found in the section titled "Risk Factors" included in Part I, Item 1A.
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

Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2020 was $108.3 million. As such, our ARR at December 31, 2020 was $1.3 billion compared to $960.1 million at December 31, 2019.
RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that primarily customer subscriptions from RingCentral Office and RingCentral customer engagement solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at December 31, 2020 was $1.2 billion compared to $876.8 million at December 31, 2019.
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
Our key business metrics for the five quarterly periods ended December 31, 2020 were as follows (dollars in millions):

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$1,299.5	$1,179.0	$1,106.5	$1,029.7	$960.1
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$1,215.2	$1,091.6	$1,018.3	$943.3	$876.8
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
We also generate revenues through sales of our subscriptions and products by resellers, strategic partners, and carrier partners. When we control the performance of the contractual obligations, we record the revenues on a gross basis and amounts retained by our resellers are recorded as sales and marketing expense. Our assumption of such control is evidenced when, among other things, we are primarily responsible for the delivery of the service or products, have inventory risk, and have discretion in establishing pricing of the arrangement.
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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2020	2019	2018
Revenues
Subscriptions	$1,086,276	$817,811	$612,888
Other	97,381	85,047	60,736
Total revenues	1,183,657	902,858	673,624
Cost of revenues
Subscriptions	236,990	160,320	109,454
Other	86,617	70,723	47,675
Total cost of revenues	323,607	231,043	157,129
Gross profit	860,050	671,815	516,495
Operating expenses
Research and development	189,484	136,363	101,042
Sales and marketing	583,773	439,100	329,116
General and administrative	200,032	142,027	102,773
Total operating expenses	973,289	717,490	532,931
Loss from operations	(113,239)	(45,675)	(16,436)
Other income (expense), net
Interest expense	(49,281)	(20,512)	(16,102)
Other income, net	80,458	9,247	6,475
Other income (expense), net	31,177	(11,265)	(9,627)
Loss before income taxes	(82,062)	(56,940)	(26,063)
Provision for (benefit from) income taxes	934	(3,333)	140
Net loss	$(82,996)	$(53,607)	$(26,203)

Percentage of Total Revenues*

	Year ended December 31,
	2020	2019	2018
Revenues
Subscriptions	92%	91%	91%
Other	8	9	9
Total revenues	100	100	100
Cost of revenues
Subscriptions	20	18	16
Other	7	8	7
Total cost of revenues	27	26	23
Gross profit	73	74	77
Operating expenses
Research and development	16	15	15
Sales and marketing	49	49	49
General and administrative	17	16	15
Total operating expenses	82	79	79
Loss from operations	(10)	(5)	(2)
Other income (expense), net
Interest expense	(4)	(2)	(2)
Other income, net	7	1	1
Other income (expense), net	3	(1)	(1)
Loss before income taxes	(7)	(6)	(4)
Provision for (benefit from) income taxes	—	—	—
Net loss	(7%)	(6%)	(4%)
* Percentages may not add up due to rounding.
    Comparison of Fiscal Years Ended December 31, 2020, 2019, and 2018:
Revenues

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Revenues
Subscriptions	$1,086,276	$817,811	$268,465	33%	$817,811	$612,888	$204,923	33%
Other	97,381	85,047	12,334	15%	85,047	60,736	24,311	40%
Total revenues	$1,183,657	$902,858	$280,799	31%	$902,858	$673,624	$229,234	34%
Percentage of revenues
Subscriptions	92%	91%			91%	91%
Other	8	9			9	9
Total	100%	100%			100%	100%
Subscriptions revenue.  Subscriptions revenue increased by $268.5 million, or 33%, during fiscal year 2020 as compared to fiscal year 2019. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market and increased sales through our direct and indirect sales channels. Although we expect to continue to add new customers and for existing customers to increase their usage of our product, we will continue to monitor the COVID-19 pandemic carefully and its impact on customer demand, contract duration, churn, payment terms, and credit card declines. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, could also cause variability in our revenue.

Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services.
Other revenue increased by $12.3 million, or 15%, during fiscal year 2020 as compared to fiscal year 2019, primarily due to the increase in product sales and professional services resulting from the overall growth in our business. Due to shelter in place restrictions adopted in many jurisdictions in response to the COVID-19 pandemic, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones and timing of professional services projects. We may see a reduction in demand for desktop phones and slower implementation services. We will continue to monitor the COVID-19 pandemic carefully and its impact on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Cost of revenues
Subscriptions	$236,990	$160,320	$76,670	48%	$160,320	$109,454	$50,866	46%
Other	86,617	70,723	15,894	22%	70,723	47,675	23,048	48%
Total cost of revenues	$323,607	$231,043	$92,564	40%	$231,043	$157,129	$73,914	47%
Percentage of revenues
Subscriptions	20%	18%			18%	16%
Other	7%	8%			8%	7%
Gross margins
Subscriptions	78%	80%			80%	82%
Other	11%	17%			17%	22%
Total gross margin %	73%	74%			74%	77%
Subscription cost of revenues and gross margin.  Cost of subscriptions revenues increased by $76.7 million, or 48%, during fiscal year 2020 as compared to fiscal year 2019. The primary drivers of the increase were third-party costs to support our solution offerings of $25.9 million, amortization of acquired intangible assets of $25.1 million, infrastructure support costs of $16.7 million, and personnel and contractor-related costs including share-based compensation expenses of $11.7 million. Gross margin decreased mainly due to timing of acquisition of intangible assets which resulted in higher amortization of acquired intangible assets of $25.1 million and timing of our equity grants which resulted in higher share-based compensation expense of $3.6 million.
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
Other cost of revenues and gross margin. Cost of other revenues increased by $15.9 million, or 22%, during fiscal year 2020 as compared to fiscal year 2019. This was primarily due to the increase in personnel costs including share-based compensation expense of $10.1 million and cost of product sales of $5.4 million. Other revenue gross margin fluctuated based on timing of completion of professional services projects and transaction price for product sales.
We continue to monitor the impact of the COVID-19 pandemic on timing of professional services and transaction price of product sales.
Research and Development

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$189,484	$136,363	$53,121	39%	$136,363	$101,042	$35,321	35%
Percentage of total revenues	16%	15%			15%	15%

Research and development expenses increased by $53.1 million, or 39%, during fiscal year 2020 as compared to fiscal year 2019, primarily due to $48.0 million increase in personnel and contractor costs and $4.9 million increase in overhead costs to support our research and development efforts. The increase in personnel and contractor costs was mainly driven by approximately $30.3 million relating to headcount growth and $16.2 million share-based compensation expense.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$583,773	$439,100	$144,673	33%	$439,100	$329,116	$109,984	33%
Percentage of total revenues	49%	49%			49%	49%
Sales and marketing expenses increased by $144.7 million, or 33%, during fiscal year 2020 as compared to fiscal year 2019, primarily due to increases in personnel and contractor costs of $73.3 million, third-party commissions of $35.2 million, advertising and marketing costs of $35.1 million, and amortization of deferred sales commission costs of $17.1 million, partially offset by a $9.9 million decrease in travel costs resulting from the impact of COVID-19 and a $6.6 million decrease in professional fees mainly due to costs associated with strategic partnerships and acquisitions in fiscal year 2019. Of the total increase in personnel and contractor costs, $45.5 million was primarily due to headcount growth and approximately $25.9 million was due to higher share-based compensation expense.
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
General and Administrative

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$200,032	$142,027	$58,005	41%	$142,027	$102,773	$39,254	38%
Percentage of total revenues	17%	16%			16%	15%
General and administrative expenses increased by $58.0 million, or 41%, during fiscal year 2020 as compared to fiscal year 2019, primarily due to increases in personnel and contractor costs of $51.1 million including $40.6 million due to higher share-based compensation expense, business fees and taxes of $6.4 million, overhead costs of $3.9 million, professional fees of $3.2 million, and increased allowance for doubtful accounts of $3.0 million partly driven by customer collection related matters stemming form COVID-19, partially offset by cost savings of $10.0 million including credits and decreased travel costs.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.
Other Income (expense), net

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense	$(49,281)	$(20,512)	$(28,769)	nm	$(20,512)	$(16,102)	$(4,410)	nm
Other income, net	80,458	9,247	71,211	nm	9,247	6,475	2,772	nm
Other income (expense), net	$31,177	$(11,265)	$42,442	nm	$(11,265)	$(9,627)	$(1,638)	nm

nm - not meaningful
Other income (expense), net increased by $42.4 million during fiscal year 2020 as compared to fiscal year 2019.
Other income, net was higher by $71.2 million primarily due to $81.1 million net unrealized gain recognized on our long-term investments, which depends on market fluctuations, partially offset by $13.3 million loss on partial repurchase of our convertible senior notes during fiscal 2020 and decrease in interest income on our investments of $9.1 million mainly as a result of reduction in interest rates. Fiscal 2019 expense were also higher due to costs associated with strategic partnerships and acquisitions of $10.6 million, which did not recur in fiscal 2020.
Interest expense was higher by $28.8 million due to increase in the amortization of debt discount and issuance costs from our 2025 and 2026 convertible senior notes issued in the first and third quarters of 2020, respectively.
We expect interest income to further reduce in the future due to interest rate volatility in the current macroeconomic environment.
Net loss
Net loss increased by $29.4 million during fiscal year 2020, mainly due to non-cash items including $88.2 million higher share-based compensation expense primarily driven by equity awards granted to new employees and annual merit based equity awards to existing employees, $28.7 million increase in interest expense from the amortization of debt discount and issuance costs from our convertible senior notes, and $25.1 million increase in amortization of acquired intangibles, partially offset by $81.1 million net unrealized gain recognized from our long-term investments, and a decrease in acquisition-related costs of $24.0 million.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of December 31, 2020 and 2019, we had cash and cash equivalents of $639.9 million and $343.6 million, respectively. We finance our operations primarily through sales to our customers, which could be billed either on a monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also finance our operations from proceeds from issuance of convertible senior notes and proceeds from issuance of stock under our stock plans.
In March 2020, we issued $1.0 billion aggregate principal of 0% convertible senior notes due 2025 (the “2025 Notes”) in a private placement. As of December 31, 2020, the carrying value of our 2025 Notes totaled $825.0 million. In September 2020, we issued $650.0 million aggregate principal of 0% convertible senior notes due 2026 (the "2026 Notes") in a private placement. As of December 31, 2020, the carrying value of our 2026 Notes totaled $510.3 million. Our 2025 Notes and 2026 Notes contain customary financial covenants. In connection with both these offering, we used approximately $1.0 billion of the total net proceeds of $1.6 billion to repurchase a portion of the 0% convertible senior notes due 2023 (the "2023 Notes").
The 2023 Notes outstanding principal balance as of December 31, 2020 was $80.2 million, out of which $34.9 million conversion requests were outstanding as of December 31, 2020, and we received additional conversion requests of $4.1 million subsequent to December 31, 2020. We expect to pay approximately $185 million in the first quarter of 2021 to settle these outstanding conversion requests. As of the filing date, the remaining outstanding principal balance of the 2023 Notes is $45.3 million. We intend to settle this outstanding principal amount out of our cash and cash equivalents outstanding balance. For additional details, refer to Note 6 – Convertible Senior Notes of the notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information. We are in compliance with all covenants under the 2026, 2025 and 2023 Notes as of December 31, 2020.
During the year ended December 31, 2020, we entered into strategic partnership agreements with ALE and Vodafone under which we paid approximately $163.7 million. We also financed approximately $4.7 million of property, equipment, and software licenses through vendor financing arrangements and paid approximately $4.5 million to purchase additional intellectual property rights.

We believe that our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities, as well as the extent of the COVID-19 pandemic and its effect on our business. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. We also may in the future make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available or on favorable terms. The uncertainty created by the changing markets and economic conditions related to the COVID-19 pandemic may also impact our customers’ ability to pay on a timely basis, which could negatively impact our operating cash flows.
The table below provides selected cash flow information for the periods indicated (in thousands):

	Year ended December 31,
	2020	2019	2018
Net cash (used in) provided by operating activities	$(35,191)	$64,846	$72,130
Net cash used in investing activities	(107,686)	(296,780)	(83,448)
Net cash provided by financing activities	437,590	9,042	397,255
Effect of exchange rate changes	1,534	169	(800)
Net increase (decrease) in cash and cash equivalents	$296,247	$(222,723)	$385,137
Net Cash (Used in) Provided by Operating Activities
Cash used in or provided by operating activities is driven by our net loss, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, payments under strategic arrangements, and amounts attributable to repayment of convertible notes.
Net cash used in operating activities was $35.2 million for the year ended December 31, 2020. This was driven primarily by $141.6 million paid under strategic agreements and $35.0 million attributable to debt discount on a portion of the 2023 convertible senior notes that was repaid. These were offset by $141.4 million in cash flow from operating activities during the year ended December 31, 2020. The cash flow from operating activities was driven by timing of cash receipts and prepayments from customers and carriers and cash payments for personnel related costs and to vendors.
Net cash used in operating activities for the year ended December 31, 2020, increased by $100.0 million as compared to the year ended December 31, 2019. This change was driven by payments under strategic arrangements and debt discount for a portion of the 2023 senior convertible notes that was repaid, offset with the additional cash generated from operating activities.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of our long-term investments, business acquisitions and purchase of intellectual properties, and capital expenditures and internal-use software. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $107.7 million for the year ended December 31, 2020, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software of $81.7 million and acquisition of IP of $26.0 million to complement and support our product development and enhancement initiatives.
Net cash used in investing activities for the year ended December 31, 2020 decreased by $189.1 million as compared to the year ended December 31, 2019, primarily due to $135.6 million used in 2019 to acquire our long-term investments and lower cash used in 2020 for business combinations and asset acquisitions of $91.0 million, partially offset by higher capital expenditures and internal use software investment of $37.4 million to support the growth in our business.

Net Cash Provided by Financing Activities
Our primary financing activities have consisted of raising proceeds through the issuance of our 2025 Notes and 2026 Notes in the first and third quarters of 2020, respectively, and stock under our stock plans, offset by partial repurchase and conversion of our 2023 Notes.
Net cash provided by financing activities was approximately $437.6 million for the year ended December 31, 2020, primarily due to $1.6 billion proceeds from the issuance of our 2025 Notes and 2026 Notes, net of issuance costs, partially offset by $1.1 billion paid for the partial repurchase and conversions of our 2023 Notes and $102.7 million payments for capped calls transactions and costs. We also had proceeds from issuance of stock in connection with our stock plans of $41.2 million, which was offset with payments for taxes paid in connection with our stock plans of $36.7 million.
Net cash provided by financing activities for the year ended December 31, 2020, increased by $428.5 million as compared to the year ended December 31, 2019, primarily proceeds from the 2025 Notes and the 2026 Notes issued in 2020, partially offset by the partial repurchases and conversions of the 2023 Notes. Refer to Note 6, Convertible Senior Notes, of the notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Year ended December 31,
	2020	2019	2018
Net cash (used in) provided by operating activities	$(35,191)	$64,846	$72,130
Strategic partnerships	141,584	34,500	—
Repayment of convertible senior notes attributable to debt discount	35,020	—	—
Non-GAAP net cash provided by operating activities	141,413	99,346	72,130
Purchases of property and equipment	(43,618)	(27,767)	(27,123)
Capitalized internal-use software	(38,113)	(16,526)	(11,421)
Non-GAAP free cash flow	$59,682	$55,053	$33,586
Backlog
We have generally signed new customers contracts with varying length, from month-to-month to multi-year terms for our subscription services. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute a backlog. Until we meet our performance obligations, we do not recognize them as revenues in our consolidated financial statements. Given the variability in our contract length, we believe that backlog is not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.
Deferred Revenue
Deferred revenue primarily consists of the unearned portion of monthly or annual invoiced fees for our subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. For customers with multi-year contracts, we generally invoice for only one monthly or annual subscription period in advance. Therefore, our deferred revenue balance does not capture the full contract value of multi-year contracts. Accordingly, we believe that deferred revenue is not a reliable indicator of future revenues and we do not utilize deferred revenue as a key management metric internally.

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments due by period
	Up to 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations (1)	$18,965	$25,398	$11,754	$7,414	$63,531
Financing obligations	5,451	5,515	—	—	10,966
Long-term debt	—	80,213	1,000,000	650,000	1,730,213
Purchase obligations	53,729	25,526	18,620	16,426	114,301
Total	$78,145	$136,652	$1,030,374	$673,840	$1,919,011
(1)Operating lease obligations includes operating leases of $1.1 million that have not yet commenced as of December 31, 2020.
Purchase obligations represent an estimate of open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of December 31, 2020. Although open purchase orders are considered enforceable and legally binding, except for our purchase orders with our inventory suppliers, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our purchase orders with our inventory suppliers are non-cancellable. In addition, we have other obligations for goods and services that we enter into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions. The aggregate of these items represents our estimate of purchase obligations.
Indemnification Obligations
Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2020.
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
Refer to Note 8 – Commitment and Contingencies of the notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.
Off-Balance Sheet Arrangements
Through December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs, and expenses, and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. A summary of our significant accounting policies is included in Note 1 of the notes to the consolidated financial statements included in Part II, Item 8, which is incorporated herein by reference. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
We derive our revenues from subscriptions, sale of products, and professional services. Subscriptions revenue is generally recognized over the period of the subscription contract. Subscription contracts generally allow the customers to terminate their services at any time during the first 30 days of the subscription period and are charged for the term of usage. Upon cancellation during the termination period, customers receive a pro-rata refund for any amounts paid. After the end of the termination period, the contract is non-cancellable and the customer is obligated to pay for the remaining term of the contract. For sale of products, revenue is recognized when control is transferred. For professional services, revenue is recognized as services are rendered.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, will cause variability in our revenue. However, this impact has not been significant during 2020. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During fiscal 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of December 31, 2020, we had cash and cash equivalents of $639.9 million. We invest our cash and cash equivalents in short-term money market funds. We have experienced a decline in the interest rates associated with money market funds over the last several quarters. Declines in interest rates would reduce future interest income. During fiscal year 2020, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further reduce in the future due to interest rate volatility in the current macroeconomic environment.
As of December 31, 2020, we had $71.2 million, $825.0 million, $510.3 million outstanding from the 2023 Notes, 2025 Notes, and 2026 Notes (collectively the "Notes"), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
Market Risk
As of December 31, 2020, we had long term investments in convertible and redeemable preferred stock of $213.2 million. These equity investments are subject to market related risks that could decrease or increase the fair value of our holdings. These equity investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including the potential impacts from COVID-19. A fluctuation in the investee's stock price, volatility or a combination of both could have an adverse impact on the fair value of our investment. A hypothetical adverse stock price or volatility change of 10% could have resulted in a potential decrease of up to $16.8 million in the fair-value of our investment as of December 31, 2020.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RINGCENTRAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
RingCentral, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board's Accounting Standards Codification (ASC) Topic 842, Leases.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting appearing in Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of the Sufficiency of Audit Evidence Over Subscriptions Revenue
As discussed in Note 1 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company recorded $1,183.7 million of total revenues for the year ended December 31, 2020, of which $1,086.3 million related to subscriptions. There are high volumes of subscription transactions processed across multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over subscriptions revenue as a critical audit matter. This matter required especially subjective auditor judgment because of the number of IT applications involved in the subscriptions revenue recognition process. This matter also included determining the nature and extent of audit evidence obtained over subscriptions revenue, and the need to involve IT professionals to assist with the performance of certain procedures.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's subscriptions revenue process, including associated IT controls. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscriptions revenue, including the determination of the IT applications subject to testing. We assessed the recorded subscriptions revenue by selecting transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers. We also involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its subscriptions revenue recognition process. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
San Francisco, California
February 26, 2021

RINGCENTRAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$639,853	$343,606
Accounts receivable, net	176,034	129,990
Deferred and prepaid sales commission costs	63,726	36,589
Prepaid expenses and other current assets	46,516	25,354
Total current assets	926,129	535,539
Property and equipment, net	142,208	89,230
Operating lease right-of-use assets	51,115	39,269
Long-term investments	213,176	132,188
Deferred and prepaid sales commission costs, non-current	667,779	462,344
Goodwill	57,313	55,278
Acquired intangibles, net	118,313	127,338
Other assets	8,564	9,561
Total assets	$2,184,597	$1,450,747
Liabilities, Temporary Equity, and Stockholders' Equity
Current liabilities
Accounts payable	$54,043	$34,612
Accrued liabilities	210,654	138,729
Current portion of convertible senior notes, net	31,148	—
Deferred revenue	142,223	107,372
Total current liabilities	438,068	280,713
Convertible senior notes, net	1,375,320	386,889
Operating lease liabilities	38,722	28,516
Other long-term liabilities	20,241	8,929
Total liabilities	1,872,351	705,047

Commitments and contingencies (Note 8)
Temporary equity (Note 6)	3,787	—

Stockholders' equity
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2020 and 2019; 80,207 and 75,901 shares issued and outstanding at December 31, 2020 and 2019	8	8
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2020 and 2019; 10,223 and 11,039 shares issued and outstanding at December 31, 2020 and 2019	1	1
Additional paid-in capital	673,950	1,033,053
Accumulated other comprehensive income	6,806	1,948
Accumulated deficit	(372,306)	(289,310)
Total stockholders' equity	308,459	745,700
Total liabilities, temporary equity and stockholders' equity	$2,184,597	$1,450,747

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Revenues
Subscriptions	$1,086,276	$817,811	$612,888
Other	97,381	85,047	60,736
Total revenues	1,183,657	902,858	673,624
Cost of revenues
Subscriptions	236,990	160,320	109,454
Other	86,617	70,723	47,675
Total cost of revenues	323,607	231,043	157,129
Gross profit	860,050	671,815	516,495
Operating expenses
Research and development	189,484	136,363	101,042
Sales and marketing	583,773	439,100	329,116
General and administrative	200,032	142,027	102,773
Total operating expenses	973,289	717,490	532,931
Loss from operations	(113,239)	(45,675)	(16,436)
Other income (expense), net
Interest expense	(49,281)	(20,512)	(16,102)
Other income, net	80,458	9,247	6,475
Other income (expense), net	31,177	(11,265)	(9,627)
Loss before income taxes	(82,062)	(56,940)	(26,063)
Provision for (benefit from) income taxes	934	(3,333)	140
Net loss	$(82,996)	$(53,607)	$(26,203)
Net loss per common share
Basic and diluted	$(0.94)	$(0.64)	$(0.33)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	88,684	83,130	79,500

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2020	2019	2018
Net loss	$(82,996)	$(53,607)	$(26,203)
Other comprehensive income (loss)
Foreign currency translation adjustments, net	4,858	(278)	(772)
Comprehensive loss	$(78,138)	$(53,885)	$(26,975)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Common stock
	Shares	Amount
Balance as of December 31, 2017	78,054	$8	$434,840	$2,998	$(209,500)	$228,346
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	3,231	—	13,449	—	—	13,449
Shares repurchased	(239)	—	(15,000)	—	—	(15,000)
Share-based compensation	—	—	68,876	—	—	68,876
Equity component of 2023 convertible senior notes, net of issuance cost	—	—	98,823	—	—	98,823
Purchase of capped calls	—	—	(49,910)	—	—	(49,910)
Changes in comprehensive income	—	—	—	(772)	—	(772)
Net loss	—	—	—	—	(26,203)	(26,203)
Balance as of December 31, 2018	81,046	$8	$551,078	$2,226	$(235,703)	$317,609
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	3,723	1	15,160	—	—	15,161
Issuance of common stock in connection with investments	2,171	—	361,000	—	—	361,000
Share-based compensation	—	—	105,815	—	—	105,815
Changes in comprehensive income	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(53,607)	(53,607)
Balance as of December 31, 2019	86,940	$9	$1,033,053	$1,948	$(289,310)	$745,700
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	3,149	—	4,513	—	—	4,513
Share-based compensation	—	—	194,667	—	—	194,667
Equity component of 2026 and 2025 convertible senior notes, net of issuance costs	—	—	329,280	—	—	329,280
Purchase of capped calls related to 2026 and 2025 convertible senior notes	—	—	(102,695)	—	—	(102,695)
Equity component from partial repurchases of 2023 convertible senior notes	341	—	(781,081)	—	—	(781,081)
Temporary equity reclassification (Note 6)	—	—	(3,787)	—	—	(3,787)
Changes in comprehensive income	—	—	—	4,858	—	4,858
Net loss	—	—	—	—	(82,996)	(82,996)
Balance as of December 31, 2020	90,430	$9	$673,950	$6,806	$(372,306)	$308,459

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(82,996)	$(53,607)	$(26,203)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	75,612	37,870	23,273
Share-based compensation	189,600	101,354	68,088
Amortization of deferred and prepaid sales commission costs	47,207	30,134	19,754
Amortization of debt discount and issuance costs	49,031	20,337	15,918
Loss on early extinguishment of debt	13,284	—	—
Repayment of convertible senior notes attributable to debt discount	(35,020)	—	—
Reduction of operating lease right-of-use assets	15,712	13,256	—
Unrealized gain and other related costs on investments	(80,988)	3,369	—
Foreign currency remeasurement (gain) loss	(2,954)	(105)	951
Provision for bad debt	5,936	2,949	3,091
Deferred income taxes	(499)	(737)	(303)
Tax benefit from release of valuation allowance	—	(3,210)	—
Other	512	240	614
Changes in assets and liabilities:
Accounts receivable	(51,980)	(37,163)	(47,877)
Deferred and prepaid sales commission costs	(274,908)	(102,303)	(45,232)
Prepaid expenses and other current assets	(20,878)	(1,575)	(342)
Other assets	266	764	279
Accounts payable	21,916	21,753	2,783
Accrued liabilities	62,451	27,095	33,695
Deferred revenue	34,851	18,845	24,780
Operating lease liabilities	(15,362)	(13,830)	—
Other liabilities	14,016	(590)	(1,139)
Net cash (used in) provided by operating activities	(35,191)	64,846	72,130
Cash flows from investing activities
Purchases of property and equipment	(43,618)	(27,767)	(27,123)
Capitalized internal-use software	(38,113)	(16,526)	(11,421)
Cash paid for business combination, net of cash acquired	—	(27,870)	(26,434)
Purchases of long-term investments	—	(135,557)	—
Cash paid for acquisition of intangible assets	(25,955)	(89,060)	(18,470)
Net cash used in investing activities	(107,686)	(296,780)	(83,448)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	1,627,177	—	449,457
Payments for 2023 convertible senior notes partial repurchase	(1,086,268)	—	—
Payments for capped calls and transaction costs	(102,695)	—	(49,910)
Repurchase of common stock	—	—	(15,000)
Proceeds from issuance of stock in connection with stock plans	41,230	29,827	20,621
Payments for taxes related to net share settlement of equity awards	(36,717)	(14,666)	(7,172)
Payment for contingent consideration for business acquisition	(3,648)	(5,176)	—
Repayment of financing obligations	(1,489)	(943)	(741)
Net cash provided by financing activities	437,590	9,042	397,255
Effect of exchange rate changes	1,534	169	(800)
Net increase (decrease) in cash, cash equivalents, and restricted cash	296,247	(222,723)	385,137
Cash, cash equivalents, and restricted cash
Beginning of year	343,606	566,329	181,192
End of year	$639,853	$343,606	$566,329
Supplemental disclosure of cash flow data:
Cash paid for interest	$220	$189	$40
Cash paid for income taxes, net of refunds	$870	$996	$433
Non-cash investing and financing activities
Cash held for future indemnity claims and other potential future payments	$197	$7,148	$971
Equipment and capitalized internal-use software purchased and unpaid at period end	$7,926	$5,215	$4,785
Common stock issued for acquisition of intangible assets	$—	$16,450	$—
Common stock issued for prepaid and deferred sales commission cost	$—	$345,000	$—
Reclassification from intangible assets to prepaid and other assets	$—	$—	$8,223
Equipment acquired under financing obligations	$4,694	$—	$4,513
Earnout related matters, including issuance of common stock for milestone achievements	$—	$—	$5,375
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, liability and equity allocation of convertible senior notes, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results m differ from these estimates.
In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) as a global pandemic with widespread and detrimental effect on the global economy. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on the Company's customers and sales cycles, and its employees, all of which are uncertain and cannot be predicted. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require updating significant estimates or judgments or revising the carrying value of the Company's assets or liabilities as presented in the consolidated financial statements. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity and reported in the Consolidated Statements of Comprehensive Loss. Foreign currency transaction gains and losses are included in net loss for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Allowance for Doubtful Accounts
For the years ended December 31, 2020 and 2019, a portion of revenues were realized from credit card transactions while the remaining revenues generated accounts receivable. The Company determines provisions based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Balance at beginning of year	Provision, net of recoveries	Write-offs	Balance at end of year
Year ended December 31, 2020
Allowance for doubtful accounts	$2,358	$5,936	$3,110	$5,184
Year ended December 31, 2019
Allowance for doubtful accounts	$2,506	$2,949	$3,097	$2,358
Year ended December 31, 2018
Allowance for doubtful accounts	$712	$3,091	$1,297	$2,506
Long-Term Investments
Long-term investments consist of convertible and redeemable preferred securities in which the Company does not have a controlling interest or significant influence. These investments are recorded at fair value using both observable and unobservable inputs and the valuation requires judgment. These investments are reported at fair value in long-term investments in the Consolidated Balance Sheets. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net in the Consolidated Statements of Operations.
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
For the years ended December 31, 2020 and 2019, the Company capitalized $41.9 million and $18.5 million, net of impairment, of internal-use software development costs, respectively. The carrying value of internal-use software development costs was $66.4 million and $35.6 million at December 31, 2020 and 2019, respectively.
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
Leases
The Company determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (“ROU”) assets are presented separately on the Company's Consolidated Balance Sheets. Operating lease liabilities are separated into a current portion, included within accrued liabilities on the Company's

Consolidated Balance Sheets, and a non-current portion included within operating lease liabilities on the Company's Consolidated Balance Sheets. The Company does not have significant finance lease ROU assets or liabilities. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.
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
The term of the Company's leases equal the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that the Company is reasonably certain to exercise. The Company establishes the term of each lease at lease commencement and reassesses that term in subsequent periods when one of the triggering events outlined in Topic 842, Leases, occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.
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
On January 1, 2019, the Company adopted Topic 842 using a modified retrospective transition approach. As a result, the Company was not required to adjust its comparative periods' financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption. The adoption of the standard did not have a material impact on the Company's consolidated statement of Operations or Cash Flows. The impact on the Company's Consolidated Balance Sheet as of January 1, 2019 was the recognition of ROU assets and lease liabilities for operating leases in the amount of $33.5 million.
Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level at a minimum on an annual basis or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company conducted its annual impairment test of goodwill in the fourth quarter of 2020 and 2019 and determined that no adjustment to the carrying value of goodwill was required.
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

As of December 31, 2020, 2019 and 2018, and for the years then ended, none of the Company’s customers accounted for more than 10% of total accounts receivable, total revenues, or subscription revenues.
During the years ended December 31, 2020, 2019 and 2018, the Company contracted a significant portion of its software development efforts from third-party vendors located in Russia and Ukraine. A cessation of services provided by these vendors could result in a disruption to the Company’s research and development efforts.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2020 and 2019, approximately 90% and 89% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of December 31, 2020 and 2019.
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
The Company determines revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
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
Principal vs. Agent
A portion of the Company’s subscriptions and product revenues are generated through sales by resellers, strategic partners, and carrier partners. When the Company controls the performance of contractual obligations to the customer, it records these revenues at the gross amount paid by the customer with amounts retained by the resellers recognized as sales and marketing expenses. The Company assesses control of goods or services when it is primarily responsible for fulfilling the promise to provide the good or service, has inventory risk and has discretion in establishing the price.
Deferred and prepaid sales commission costs
The Company capitalizes sales commission expenses and associated payroll taxes paid to internal sales personnel and resellers, who sell the Company’s offerings. The resellers are selling agents for the Company and earn sales commissions which are directly tied to the value of the contracts that the Company enters with the end-user customers. These sales commissions are incremental costs the Company incurs to obtain contracts with its end-user customers. The Company pays sales commissions on initial contracts and contracts for increased purchases with existing customers (expansion contracts). The Company does not pay sales commissions for contract renewals.
These sales commission costs are deferred and then amortized over the expected period of benefit, which is estimated to be five years. The Company has determined the period of benefit taking into consideration the expected subscription term and expected renewal periods of its customer contracts, the duration of its relationships with its customers considering historical and expected customer retention, technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying Consolidated Statements of Operations.
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
Advertising Costs
Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $76.6 million, $59.9 million, and $58.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Convertible Debt
The Company bifurcates the debt and equity (the contingently convertible feature) components of its convertible debt instruments in a manner that reflects its nonconvertible debt borrowing rate at the time of issuance. The equity components of the convertible debt instruments are recorded within stockholders’ equity with an allocated issuance discount. The debt issuance discount is amortized to interest expense in the Consolidated Statements of Operations using the effective interest method over the expected term of the convertible debt.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2020, except for deferred tax assets associated with its subsidiary in China, the Company recorded a full valuation allowance against all other net deferred tax assets due to its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Segment Information
The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Indemnification
Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if its subscriptions infringe upon a third-party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions. The Company has not accrued any material liabilities related to such obligations as of December 31, 2020 and 2019.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2019-12, Accounting Standards Update (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removed certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU added guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The ASU also amended the reporting requirement of taxes not based on income. The ASU is effective for calendar year-end public entities on January 1, 2021. Entities may early adopt the ASU in any interim period for which financial statements have not yet been issued (or made available for issuance). The Company has not yet adopted the new guidance. The adoption is not expected to have a material impact on the Company's consolidated financial statements.
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
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Note 2. Revenues and Cost of Revenue
Disaggregation of revenue
Revenue by geographic location are based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Year ended December 31,
	2020	2019	2018
Primary geographical markets
North America	92%	93%	95%
Others	8%	7%	5%
Total revenues	100%	100%	100%
The Company derived over 90% of subscription revenues from RingCentral Office and RingCentral customer engagement solutions products for the years ended December 31, 2020 and 2019, and approximately 88% for the year ended December 31, 2018.
Deferred revenue
During the year ended December 31, 2020, the Company recognized revenue of approximately all of the $107.4 million that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of December 31, 2020 that has not yet been recognized was approximately $1.3 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 53% of this balance over the next 12 months and 47% thereafter.
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, professional services, and phone rentals. Product revenues from the sale of pre-configured phones were $43.3 million, $42.9 million, and $34.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cost of product revenues were $41.4 million, $39.1 million, and $29.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Cash	$124,853	$46,295
Money market funds	515,000	297,311
Total cash and cash equivalents	$639,853	$343,606
The Company has no restricted cash balance as of December 31, 2020 and 2019.
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accounts receivable	$148,741	$114,745
Unbilled accounts receivable	32,477	17,603
Allowance for doubtful accounts	(5,184)	(2,358)
Accounts receivable, net	$176,034	$129,990
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Prepaid expenses	$18,497	$16,249
Inventory	551	401
Other current assets	27,468	8,704
Total prepaid expenses and other current assets	$46,516	$25,354
Property and equipment, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Computer hardware and software	$169,093	$120,841
Internal-use software development costs	90,361	48,419
Furniture and fixtures	8,217	7,690
Leasehold improvements	12,910	11,327
Property and equipment, gross	280,581	188,277
Less: accumulated depreciation and amortization	(138,373)	(99,047)
Property and equipment, net	$142,208	$89,230
Total depreciation and amortization expense related to property and equipment was $39.8 million, $27.2 million, and $18.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
During the year ended December 31, 2020, the Company financed $4.7 million of property, equipment, and software licenses through vendor financing arrangements at interest rates ranging up to 3.95% to be repaid over a three-year term. As of December 31, 2020, $3.2 million of the related equipment is collateralized under the vendor financing arrangement. The financing arrangements and the assets purchased under these arrangements are non-cash investing and financing activities.
The carrying value of goodwill is as follows (in thousands):

December 31, 2020
Balance at December 31, 2019	$55,278
Foreign currency translation adjustments	2,035
Balance at December 31, 2020	$57,313

The carrying values of intangible assets are as follows (in thousands):

		December 31, 2020			December 31, 2019
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 to 5 years	$22,087	$12,289	$9,798	$21,245	$8,178	$13,067
Developed technology	2 to 5 years	149,987	41,472	108,515	123,547	9,276	114,271
Total acquired intangible assets		$172,074	$53,761	$118,313	$144,792	$17,454	$127,338
Amortization expense from acquired intangible assets for the years ended December 31, 2020, 2019 and 2018 was $35.8 million, $10.7 million, and $4.4 million, respectively. Amortization of developed technology is included in cost of revenues expenses and amortization of customer relationships is included in sales and marketing expenses in the Consolidated Statements of Operations. As of December 31, 2020, the weighted-average amortization period for developed technology is approximately 2.8 years and for customer relationships is approximately 2.0 years.
Estimated amortization expense for acquired intangible assets for the following five fiscal years is as follows (in thousands):

2021	$46,216
2022	40,073
2023	17,854
2024	14,170
2025 onwards	—
Total estimated amortization expense	$118,313
Accrued liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued compensation and benefits	$43,225	$30,541
Accrued sales, use, and telecom related taxes	31,311	25,757
Accrued marketing	30,332	17,505
Operating lease liabilities, short-term	16,267	14,249
Other accrued expenses	89,519	50,677
Total accrued liabilities	$210,654	$138,729
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs for the years ended December 31, 2020, 2019 and 2018 were $47.2 million, $30.1 million, and $19.8 million, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$515,000	$515,000	$—	$—
Noncurrent assets:
Long-term investments	213,176	—	—	213,176

	Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$297,311	$297,311	$—	$—
Noncurrent assets:
Long-term investments	132,188	—	—	132,188
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Convertible Senior Notes
As of December 31, 2020, the fair value of the 0% convertible senior notes due 2026 (the "2026 Notes") was approximately $763.9 million. The fair value was determined based on the quoted price for the 2026 Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of December 31, 2020, the fair value of the 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $1.3 billion. The fair value was determined based on the quoted price for the 2025 Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of December 31, 2020, the fair value of the 0% convertible senior notes due 2023 (the “2023 Notes”) was approximately $381.1 million. The fair value was determined based on the quoted price for the 2023 Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Long-Term Investments
As of December 31, 2020 and 2019, the fair value of the Company's long-term investments in convertible and redeemable preferred stock was $213.2 million and $132.2 million, respectively. The Company classifies its long-term investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price, credit spread, and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment and interest rates. These investments are reported at fair value in long-term investments in the Consolidated Balance Sheets. The Company's total net unrealized gain recorded in other income (expense), net, for the years ended December 31, 2020 and 2019 was $77.2 million and $6.6 million, respectively. Volatility in the global economic climate and financial markets, including the effects of COVID-19, could result in a significant change in the underlying share-price of the Company’s investees, resulting in a material change in the value of the long-term investments.

Note 5. Business Combinations, Strategic Partnerships, and Asset Acquisitions
In November 2020, the Company entered into a strategic partnership with Vodafone Group Services Limited (“Vodafone”), a telecommunication provider in Europe and Africa. The parties intend to introduce a new co-branded cloud-based service that will be the Unified Communications as a Service ("UCaaS") solution for Vodafone and offer Contact Center as a Service (“CCaaS”) to Vodafone’s customers. In July 2020, the Company entered into a strategic partnership with Alcatel-Lucent Enterprise ("ALE"), a provider of communications, networking, and cloud solutions in Europe. The parties intend to introduce a new co-branded solution, which will be the UCaaS solution marketed and sold by ALE. In addition to the above transactions, in 2020, the Company also entered into arrangements with unrelated third parties to acquire intellectual property rights. Under these agreements, the Company paid total upfront consideration of $141.6 million in cash. These consideration represent cost to obtain contracts with customers and were included in deferred and prepaid sales commission costs on the Company's Consolidated Balance Sheets. The Company also paid $26.6 million to acquire intellectual property rights, which will be amortized over their expected useful life of approximately two years to four years.
In December 2019, the Company entered into a strategic partnership with Atos SE ("Atos") and its subsidiary, Unify Software and Solutions GmbH & CO. KG ("Unify"), which, among other things, provided for a one-time upfront consideration towards the acquisition of certain intellectual property rights and a commercial arrangement. Under the commercial agreement Unify is engaged in the marketing and sale of the Company's product, which represents advance payment for cost to obtain contracts with customers. In October 2019, the Company entered into certain agreements for a strategic partnership with Avaya Holdings Corp. (“Avaya”) and its subsidiaries, including Avaya Inc. In connection with the strategic partnership, the Company purchased $125.0 million aggregate principal amount of 3% convertible and redeemable preferred stock, with a conversion price of $16.00 per share, representing an approximately 6% position in Avaya on an as-converted basis. The Company also paid Avaya $345.0 million in the Company's Class A Common Stock, predominantly for future fees, which was capitalized and will be amortized over the expected benefit period. The transaction closed on October 31, 2019. The investment in preferred securities in which the Company does not have a controlling interest or significant influence are measured at fair value with changes recorded through other income (expense) in the Consolidated Statements of Operations. The advance payment represents prepayment for cost to obtain contracts with customers. The Company also purchased intellectual property rights, which have been capitalized as an intangible asset and will be amortized over the useful life of three years. In addition to the above transactions, in 2019, the Company also separately entered into arrangements with unrelated third parties to acquire intellectual property rights.
In connection with the above transactions, in 2019, the Company recorded in aggregate $105.5 million in acquired intangible assets relating to developed technology on the Consolidated Balance Sheets, which will be amortized over their respective useful life of three to five years. The Company also recorded $371.1 million as deferred and prepaid sales commission costs representing cost to obtain contracts with customers. The prepaid assets will be amortized over their useful life based on the pattern of benefit since they are considered to be incremental customer acquisition costs. Certain of the strategic agreements entered in 2020 and 2019 may require the parties to incur certain costs towards strategic efforts. Such net costs are recorded as cost of revenues and operating expenses in the Consolidated Statements of Operations, in the period incurred.
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
Note 6. Convertible Senior Notes
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
The 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Notes”) are senior, unsecured obligations of the Company that do not bear regular interest, and the principal amount of the Notes do not accrete. The Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indentures governing each of the Notes (collectively, the "Notes Indentures") or if the Notes are not freely tradeable as required by each respective Notes Indenture.
Partial Repurchase of 2023 Notes
In March 2020, the Company used $509.6 million of the net proceeds from the offering of the 2025 Notes to repurchase $172.5 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “First Partial Repurchase of 2023 Notes”). Of the $509.6 million net proceeds, $153.7 million and $355.9 million were allocated to the debt and equity components, respectively. As of the repurchase date, the carrying value of the 2023 Notes subject to the First Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $146.4 million. The First Partial Repurchase of 2023 Notes resulted in a $7.3 million loss on early debt extinguishment.
In September 2020, the Company used $452.6 million of the net proceeds from the offering of the 2026 Notes to repurchase $132.6 million aggregate principal amount of the 2023 Notes in cash through individual privately negotiated transactions (the “Second Partial Repurchase of 2023 Notes”). Of the $452.6 million net proceeds, $121.1 million and $331.5 million were allocated to the debt and equity components, respectively. As of the repurchase date, the carrying value of the 2023 Notes subject to the Second Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $115.6 million. The Second Partial Repurchase of 2023 Notes resulted in a $5.5 million loss on early debt extinguishment.

The allocation between the debt and equity components utilized an effective interest rate to determine the fair value of the liability component. The interest rate reflected the Company's incremental borrowing rate, adjusted for the Company's credit standing on nonconvertible debt with similar maturity as of each repurchase date.
Redemptions of 2023 Notes
During the year ended December 31, 2020, the Company received conversion requests of approximately $109.6 million, of which approximately $74.7 million principal amount were settled during the year. The Company recognized an immaterial loss on these conversions, representing the fair value of the liability component in excess of the net carrying amount of the converted notes on the respective settlement dates. The amount is included in other income (expense), net in the Consolidated Statement of Operations.
In relation to the remaining $34.9 million principal amount of unsettled conversion requests, as of December 31, 2020, the Company reclassified the net carrying value of the debt of $31.1 million from long-term to short-term debt and a portion of equity of approximately $3.8 million to temporary equity. The amount reclassified to temporary equity represents the difference between the principal and net carrying amount of the liability component of the 2023 Notes requested for conversion. These requests will be settled during the first quarter of fiscal 2021. In addition, from January 1, 2021 to the date of this filing, the Company has received additional conversion requests for $4.1 million principal amounts, which are expected to be settled during the quarter ending March 31, 2021.
Other Terms of the Notes

	2023 Note	2025 Note	2026 Note
$1,000 principal amount initially convertible into number of the Company’s Class A common stock par value $0.0001	12.2782 shares	2.7745 shares	2.3583 shares
Equivalent initial approximate conversion price per share	$81.45	$360.43	$424.03
The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or a redemption period, each as defined in the respective Notes Indentures, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2022, December 1, 2024, and December 15, 2025, for the 2023 Notes, 2025 Notes, and 2026 Notes respectively, only under the following circumstances:
(1)during any calendar quarter commencing after June 30, 2018 for the 2023 Notes, June 30, 2020 for the 2025 Notes, and December 31, 2020 for the 2026 Notes, and only during such calendar quarter, if the last reported sale price of the Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2)during the five-business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of each Notes for such trading day was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate for the respective Notes on each such trading day;
(3)upon the Company’s notice that it is redeeming any or all of either of the Notes, but only with respect to the Notes called for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate events.
On or after December 15, 2022 for the 2023 Notes, December 1, 2024 for the 2025 Notes, and December 15, 2025 for the 2026 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or a portion of their notes regardless of the foregoing conditions.

Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the Notes with cash.
During the three months ended December 31, 2020, the stock price condition allowing holders of the 2023 Notes to convert was met. As a result, holders have the option to convert their 2023 Notes at any time during the fiscal quarter ending March 31, 2021. During the three months ended December 31, 2020, the conditions allowing holders of the 2025 and 2026 Notes to convert were not met. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the indentures are satisfied during future measurement periods.
The Company may redeem at its option, on or after September 20, 2020 for the 2023 Notes, March 5, 2022 for the 2025 Notes, and March 20, 2023 for the 2026 Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest if the last reported sale price of the Company’s Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption. No sinking fund is provided for the Notes.
Upon the occurrence of a fundamental change (as defined in each respective Notes Indentures) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2023 Notes, 2025 Notes or 2026 Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
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
Accounting for the Notes
In accounting for the issuance of the Notes, the Company separated the respective notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component of the Notes representing the conversion option was determined by deducting the fair value of the liability component from the par value. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense at an effective interest rate over the contractual terms of the note.
In accounting for the transaction costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component recorded as additional debt discount were $8.2 million for the 2023 Notes, $10.9 million for the 2025 Notes, and $7.7 million for the 2026 Notes, and will be amortized to interest expense using the effective interest method over the contractual terms of the 2026 Notes. Issuance costs attributable to the equity component of the Notes were netted with the equity component in stockholders’ equity.
The initial net carrying amount of the equity component of the Notes were as follows (in thousands):

	2023 Note	2025 Note	2026 Note
Proceeds allocated to the conversion option (debt discount)	$101,141	$195,074	$138,923
Issuance cost	(2,318)	(2,632)	(2,085)
Net carrying amount	$98,823	$192,442	$136,838

The net carrying amount of the liability component of the Notes as of December 31, 2020 were as follows (in thousands):

	2023 Note	2025 Note	2026 Note
Principal	$80,213	$1,000,000	$650,000
Unamortized discount	(8,275)	(165,614)	(132,364)
Unamortized issuance cost	(728)	(9,403)	(7,361)
Net carrying amount (1)	$71,210	$824,983	$510,275
(1)As of December 31, 2020, $31.1 million net carrying amount of the liability component of the 2023 Notes was classified as a current liability on the Consolidated Balance Sheets.
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Year ended December 31,
	2020	2019	2018
2023 Notes
Amortization of debt discount	$10,420	$18,920	$14,872
Amortization of debt issuance cost	825	1,417	1,046
Total interest expense related to the 2023 Notes	$11,245	$20,337	$15,918

2025 Notes
Amortization of debt discount	$29,460	$—	$—
Amortization of debt issuance cost	1,457	—	—
Total interest expense related to the 2025 Notes	$30,917	$—	$—

2026 Notes
Amortization of debt discount	$6,559	$—	$—
Amortization of debt issuance cost	310	—	—
Total interest expense related to the 2026 Notes	$6,869	$—	$—
Capped Calls
In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions relating to each series of notes with certain counterparties (collectively the “Capped Calls”). The initial strike price of the Notes corresponds to the initial conversion price of each of the Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls settle in components commencing and expiring on dates specified in the table below. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law; insolvency filings; and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred to purchase the Capped Call transactions was recorded as a reduction to additional paid-in-capital on the Company's Consolidated Balance Sheets.

The following table below sets forth key terms and costs incurred for the Capped Calls related to each of the Notes:

	2023 Note	2025 Note	2026 Note
Initial approximate strike price per share, subject to certain adjustments	$81.45	$360.43	$424.03
Initial cap price per share, subject to certain adjustments	$119.04	$480.56	$556.10
Net cost incurred (in millions)	$49.9	$60.9	$41.8
Class A common stock covered, subject to anti-dilution adjustments (in millions)	5.6	2.8	1.5

Settlement commencement date	1/13/2023	1/31/2024	2/13/2025
Settlement expiration date	3/13/2023	2/28/2024	3/13/2025
Note 7. Leases
The Company primarily leases facilities for office and datacenter space under non-cancelable operating leases for its U.S. and international locations. As of December 31, 2020, non-cancelable leases expire on various dates between 2021 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2020 and 2019, the components of leases and lease costs are as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$51,115	$39,269

Accrued liabilities	$16,267	$14,249
Operating lease liabilities	38,722	28,516
Total operating lease liabilities	$54,989	$42,765

	Year ended December 31,
	2020	2019
Lease Cost
Operating lease cost (a)	$21,031	$17,584

    (a) Includes short-term leases and variable lease costs, which are immaterial.
The Company recognized rent expense prior to the adoption of Topic 842 on operating lease facilities of $6.9 million for the year ended December 31, 2018.

Maturities of operating lease liabilities as of December 31, 2020 are presented in the table below (in thousands):

Year Ending December 31,
2021	$18,731
2022	13,945
2023	10,599
2024	5,878
2025	5,866
2026 onwards	7,414
Total future minimum lease payments	62,433
Less: Imputed interest	(7,444)
Present value of lease liabilities	$54,989
Other supplemental information is as follows:

	December 31, 2020	December 31, 2019
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	4.5	4.2
Weighted-average operating lease discount rate	5%	5%

	Year ended December 31,
	2020	2019
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$17,774	$15,709

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$27,033	$18,584
As of December 31, 2020, the Company has additional operating leases of approximately $1.1 million that have not yet commenced and as such, have not yet been recognized on the Company’s Consolidated Balance Sheet. These operating leases are expected to commence in the first quarter of 2021 with lease terms of up to three years.
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

TCPA Matter
On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the Telephone Consumer Protection Act (“TCPA”) and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others. Hurley alternatively alleged that the Company was vicariously liable for the actions of the other co-defendants. Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims. The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part the Company’s motion to dismiss. The district court dismissed Hurley’s vicarious liability claim but allowed Hurley’s TCPA claim to proceed. The Company filed its answer and affirmative defenses to the second amended complaint on October 18, 2018. Hurley filed a motion to certify a class on July 9, 2019. The Company and another defendant filed oppositions to the motion, which were fully briefed and are pending decision by the court. Discovery closed on October 25, 2019. The Company filed a motion for summary judgment on November 14, 2019. Hurley opposed the motion, which also has been fully briefed and is pending decision by the court. The parties mediated the case before a private mediator on January 23, 2020, at which time a tentative settlement was achieved. A fairness hearing on the proposed settlement was held on January 25, 2021, at which time the Court tentatively gave final approval of the settlement. The Court thereafter entered its final order and judgement approving the settlement on February 9, 2021. Any appeal of the Court's order must be filed by March 12, 2021. If no appeal is filed, the settlement will become effective as of March 12, 2021. The consolidated financial statements include an immaterial accrual for the estimated loss that is expected to occur.
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
Employee Agreements
The Company has signed various employment agreements with executives and key employees pursuant to which if the Company terminates their employment without cause or if the employee terminates his or her employment for good reason following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and RSUs, and continued COBRA coverage. As of December 31, 2020, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.
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
Preferred Stock
The board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B common stock. As of December 31, 2020 and 2019, there were 100,000,000 shares of preferred stock authorized and no shares issued or outstanding.
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
Shares of Class A common stock reserved for future issuance were as follows (in thousands):

December 31, 2020
Preferred stock	100,000
Class B common stock	10,223
2013 Employee stock purchase plan	4,670
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	3,622
Available for future grants	17,382
135,897
Note 10. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Consolidated Statements of Operations is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Cost of revenues	$14,275	$8,741	$4,982
Research and development	39,283	23,132	14,975
Sales and marketing	64,240	38,325	27,324
General and administrative	71,802	31,156	20,807
Total share-based compensation expense	$189,600	$101,354	$68,088
A summary of share-based compensation expense by award type is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Options	$44	$986	$3,433
Employee stock purchase plan rights	7,161	4,176	3,094
Restricted stock units	182,395	96,192	61,561
Total share-based compensation expense	$189,600	$101,354	$68,088
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
A total of 6,200,000 shares of Class A common stock were originally reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A common stock; (ii) 5% of the outstanding shares of all classes of common stock as of the last day of the

Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2020, a total of 4,347,007 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. As of December 31, 2020, a total of 17,381,894 shares remain available for grant under the 2013 Plan.
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
A summary of option activity under all of the Company’s equity incentive plans at December 31, 2020 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	5,286	$10.30	4.2	$201,480
Exercised	(1,138)	8.17
Canceled/Forfeited	(17)	18.79
Outstanding at December 31, 2018	4,131	$10.86	3.3	$295,921
Exercised	(1,742)	8.53
Canceled/Forfeited	(132)	2.73
Outstanding at December 31, 2019	2,257	$13.13	2.5	$351,428
Exercised	(1,360)	13.87
Canceled/Forfeited	—	—
Outstanding at December 31, 2020	897	$12.02	1.7	$329,151
Vested and expected to vest as of December 31, 2020	897	$12.02	1.7	$329,150
Excercisable as of December 31, 2020	897	$12.02	1.7	$329,107

There were no options granted for the year ended December 31, 2020 and 2019. The total intrinsic value of options exercised during year ended December 31, 2020, 2019 and 2018 were $343.7 million, $215.5 million, and $74.6 million, respectively.
As of December 31, 2020 and 2019, there was an immaterial amount of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.2 years and 0.3 years, respectively.
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
The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2020, a total of 869,401 shares of Class A common stock were added to the ESPP Plan in connection with the annual increase provision. At December 31, 2020, a total of 4,670,020 shares were available for issuance under the ESPP.
The weighted-average assumptions used to value ESPP rights under the Black-Scholes-Merton option-pricing model and the resulting offering grant date fair value of ESPP rights granted in the periods presented were as follows:

	Year ended December 31,
	2020	2019	2018
Expected term (in years)	0.5	0.5	0.5
Expected volatility	63%	47%	42%
Risk-free interest rate	0.13%	2.01%	2.31%
Expected dividend yield	0%	0%	0%
Offering grant date fair value of ESPP rights	$79.85	$33.66	$18.07
As of December 31, 2020 and 2019, there was approximately $3.2 million and $2.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.4 years.
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at December 31, 2020 and changes during the periods then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	4,281	$25.51	$207,197
Granted	1,746	67.64
Released	(1,971)	30.50
Canceled/Forfeited	(495)	34.99
Outstanding at December 31, 2018	3,561	$42.09	$293,523
Granted	2,069	122.35
Released	(1,906)	50.99
Canceled/Forfeited	(475)	60.38
Outstanding at December 31, 2019	3,249	$85.39	$548,145
Granted	1,599	236.97
Released	(1,804)	99.31
Canceled/Forfeited	(319)	111.47
Outstanding at December 31, 2020	2,725	$162.04	$1,032,997
As of December 31, 2020 and 2019, there was a total of $316.9 million and $198.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.6 years and 2.3 years, respectively.
Bonus Plan
In December 2018, the Company's board of directors (the "Board") adopted the Selective 2019 Key Employee Equity Bonus Plan (the "2019 KEEB Plan”), which became effective on January 1, 2019, and in December 2019, the Board adopted the Selective 2020 Key Employee Equity Bonus Plan (the "2020 KEEB Plan" and together with the 2019 KEEB Plan the "KEEB Plans"), which became effective on January 1, 2020. Both of the KEEB Plans allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the year ended December 31, 2020 and 2019, 0.1 million and 0.1 million RSUs were issued under the KEEB Plans, respectively. The total requisite service period of each quarterly award is approximately 0.4 years.

The unrecognized share-based compensation expense as of December 31, 2020 was approximately $2.1 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the KEEB Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 11. Income Taxes
Net loss before provision for (benefit from) income taxes consisted of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
United States	$(93,979)	$(64,822)	$(29,584)
International	11,917	7,882	3,521
Total net loss before provision for (benefit from) income taxes	$(82,062)	$(56,940)	$(26,063)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Current
Federal	$—	$—	$—
State	208	150	61
Foreign	1,386	464	382
Total current	$1,594	$614	$443
Deferred
Federal	$—	$(2,765)	$—
State	—	(445)	—
Foreign	(660)	(737)	(303)
Total deferred	(660)	(3,947)	(303)
Total income tax provision	$934	$(3,333)	$140
The provision for (benefit from) income tax differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Federal tax benefit at statutory rate	$(17,233)	$(11,957)	$(5,473)
State tax, net of federal tax benefit	164	(233)	48
Research and development credits	(9,330)	(5,312)	(3,284)
Share-based compensation	(93,866)	(58,780)	(25,170)
Debt extinguishment	2,790	—	—
Other permanent differences	10	3,149	1,325
Change in U.S. federal Tax Rate	—	—	—
Foreign tax rate differential	(694)	(799)	(288)
Net operating (gains) losses not recognized	119,093	73,364	32,982
Release of valuation allowance associated with acquisitions	—	(2,765)	—
Total income tax provision	$934	$(3,333)	$140
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

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2020	2019
Deferred tax assets
Net operating loss and credit carry-forwards	$352,895	$196,930
Research and development credits	38,719	24,452
Sales tax liability	158	157
Share-based compensation	8,006	5,937
Acquired intangibles	3,122	—
Accrued liabilities	17,735	6,612
Gross deferred tax assets	420,635	234,088
Valuation allowance	(255,409)	(180,090)
Total deferred tax assets	165,226	53,998
Deferred tax liabilities
Convertible debt discount	(74,821)	(16,701)
Deferred sales commissions	(49,272)	(28,601)
Acquired intangibles	—	(3,857)
Lease right of use assets	(10,541)	—
Basis difference in investments	(17,876)	—
Property and equipment	(14,108)	(6,731)
Net deferred tax (liabilities) assets	$(1,392)	$(1,892)
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
As of December 31, 2020, the Company has federal net operating loss carryforwards of approximately $1.4 billion, of which approximately $272.9 million expire between 2023 and 2037 and the remainder do not expire. As of December 31, 2020, the Company had state net operating loss carryforwards of approximately $1.1 billion which will begin to expire in 2021. The Company also has research credit carryforwards for federal and California tax purposes of approximately $32.6 million and $24.0 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2028 and the California research credits carry forward indefinitely.
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
The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2020, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $75.3 million, $86.0 million, respectively.

The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2020 (in thousands):

	2020	2019	2018
Unrecognized tax benefits, beginning of the year	$8,965	$6,029	$3,004
Increases related to prior year tax positions	—	—	1,050
Decreases related to prior year tax positions	—	(48)	—
Increases related to current year tax positions	5,193	2,984	1,975
Unrecognized tax benefits, end of year	$14,158	$8,965	$6,029
In accordance with ASC 740-10, Income Taxes, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes.
The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Due to the full valuation allowance at December 31, 2020, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate. Any adjustments made after the valuation allowance is released will have an impact on the tax rate.
The Company files U.S. and foreign income tax returns with varying statutes of limitations. Due to the Company’s net carry-over of unused operating losses and tax credits, all years from 2003 forward remain subject to future examination by tax authorities.
Note 12. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, and convertible senior notes, to the extent dilutive. For the years ended December 31, 2020, 2019 and 2018, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator
Net loss	$(82,996)	$(53,607)	$(26,203)
Denominator
Weighted-average common shares for basic and diluted net loss per share	88,684	83,130	79,500
Basic and diluted net loss per share	$(0.94)	$(0.64)	$(0.33)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2020	2019	2018
Shares of common stock issuable under equity incentive awards outstanding	4,760	6,832	8,943
Shares of common stock related to convertible senior notes	1,669	1,905	79
Potential common shares excluded from diluted net loss per share	6,429	8,737	9,022
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

The denominator for diluted net income per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuance of the Notes as this effect would be anti-dilutive. In the event of conversion of a 2023, 2025, or 2026 Note, if shares are delivered to the Company under the capped call, they will offset the dilutive effect of the shares that the Company would issue under the Notes.
Note 13. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Substantially all of the U.S. employees are eligible to make contributions to the 401(k) plan. The Company matches 401(k) based on the amount of the employees’ contributions subject to certain limitations. Employer contributions were $5.4 million, $4.1 million, and $2.9 million for the years ended December 31, 2020, 2019 and 2018.
Note 14. Selected Quarterly Financial Data (unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the years ended December 31, 2020 and 2019 (in thousands except per share data):

	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Consolidated Statements of Operations Data
Revenues	$334,536	$303,624	$277,985	$267,512	$252,865	$233,352	$215,152	$201,489
Gross profit	243,324	221,310	201,348	194,068	185,992	173,647	161,522	150,654
Operating loss	(28,743)	(29,670)	(29,336)	(25,490)	(20,369)	(10,663)	(7,180)	(7,463)
Net loss	(1,827)	(20,957)	509	(60,721)	(25,257)	(12,749)	(9,243)	(6,358)
Net loss per share, basic and diluted	$(0.02)	$(0.24)	$0.01	$(0.70)	$(0.30)	$(0.15)	$(0.11)	$(0.08)

Note 15. Related-Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at December 31, 2020 and 2019 were $2.1 million and $1.5 million, respectively. Total expenses incurred from Google Inc. in 2020, 2019, and 2018 were $23.6 million, $18.7 million, and $18.8 million, respectively.

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
Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following chart sets forth certain information as of December 31, 2020, with respect to our equity compensation plans, specifically our 2003 Equity Incentive Plan (the “2003 Plan”), 2010 Equity Incentive Plan (the “2010 Plan”), 2013 Equity Incentive Plan (the “2013 Plan”), and our Amended and Restated Employee Stock Purchase Plan (the “ESPP”). Each of the 2003 Plan, the 2010 Plan, the 2013 Plan and the ESPP has been approved by our stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	3,680,993	$127.15	22,051,914
Equity Compensation Plan Information
(1)Includes shares reserved for issuance under the 2013 Plan and the ESPP. The number of shares reserved for issuance under the 2013 Plan automatically increases on January 1st of each year by the lesser of (i) 6,200,000 shares, or (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year. During the year ended December 31, 2020, a total of 4,347,007 shares of Class A common stock were added to the 2013 Plan in connection with the annual automatic increase provision. In addition, the number of shares reserved for issuance under the 2013 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 2003 and 2010 Plans that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 2003 and 2010 Plans. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 1,250,000 shares, or (ii) one percent (1%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year. During the year ended December 31,

2020, a total of 869,401 shares of Class A common stock were added to the 2013 ESPP Plan in connection with the annual increase provision.
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

4.4
Indenture, dated March 3, 2020, between RingCentral, Inc. and U.S. Bank National Association. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020, and incorporated herein by reference).

4.5
Form of 0% Convertible Senior Notes due 2025 (included in Exhibit 4.4). (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020, and incorporated herein by reference).

4.6
Indenture, dated September 15, 2020, between RingCentral, Inc. and U.S. Bank National Association. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2020, and incorporated herein by reference).

4.7
Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.6). (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2020, and incorporated herein by reference).

4.8
Registration Rights Agreement, dated October 31, 2019, by and between the Registrant and Avaya Inc. (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3ASR, File No. 333-234647, and incorporated herein by reference).

4.9	Description of Securities (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020, and incorporated herein by reference).

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

10.5+	Amended and Restated Employee Stock Purchase Plan.

10.6+	Form of Global Restricted Stock Unit Agreement.

10.7+
Equity Acceleration Policy (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019, and incorporated herein by reference).

10.8+
Form of Director and Executive Officer Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

Exhibit Number	Description

10.9+
Employment Letter by and between the Registrant and Vladimir Shmunis, dated September 13, 2013 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.10+
Offer Letter by and between the Registrant and Anand Eswaran, dated December 23, 2019. (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020, and incorporated herein by reference).

10.11+
Offer Letter by and between the Registrant and David Sipes, dated June 10, 2008 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, and incorporated herein by reference).

10.12+
Supplemental Offer Letter by and between the Registrant and David Sipes, dated as of August 12, 2016 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 7, 2016, and incorporated herein by reference).

10.13+
Offer Letter by and between the Registrant and Mitesh Dhruv, dated March 1, 2012 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

10.14+
Offer Letter by and between the Registrant and Mitesh Dhruv, dated July 28, 2017 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017, and incorporated herein by reference).

10.15+
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

10.17+
2019 Bonus Plan, Appendix A 2019. (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020, and incorporated herein by reference).

10.18+	2020 Bonus Plan, Appendix A 2020.

10.19
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

10.20
Commercial Lease Agreement, dated May 17, 2017, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

10.21
First Amendment to Lease, dated May 7, 2018, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, and incorporated herein by reference).

10.22
Second Amendment to Lease, dated September 20, 2019, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020, and incorporated herein by reference).

10.23
Second Amendment to Lease, dated August 6, 2020 by and between the Registrant and Phillip H. Raiser, Trustee of the JHR Marital Trust under Trust Agreement dated October 2, 1969, as amended, Phillip H. Raiser, Trustee of the JHR Bypass Trust under Trust Agreement dated October 2, 1969, as amended, Harvey E. Chapman, Jr., Trustee of the Harvey E. Chapman, Jr. Living Trust under Trust Agreement dated July 17, 2006, and Colleen C. Badell, Trustee of the Colleen C. Badell Living Trust under Trust Agreement dated July 17, 2006, as tenants in common. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 9, 2020, and incorporated herein by reference).

10.24
Purchase Agreement, dated February 28, 2018, by and among the Registrant and Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

Exhibit Number	Description
10.25	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

10.26	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020, and incorporated herein by reference).

10.27	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 16, 2020, and incorporated herein by reference).

10.28
Investment Agreement, dated as of October 3, 2019, by and between the Registrant and Avaya Holdings Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 3, 2019, and incorporated herein by reference).

10.29*
First Amended and Restated Framework Agreement, dated as of February 10, 2020, by and between the Registrant and Avaya Inc. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020, and incorporated herein by reference).

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
(b)Financial Statements. Our consolidated financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K.
(c)Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

PART IV.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 26th day of February 2021.

RINGCENTRAL, INC.

Date: February 26, 2021	/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2021	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2021	/s/ Vaibhav Agarwal
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

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 26, 2021
Vladimir Shmunis	(Principal Executive Officer)

/s/ Mitesh Dhruv	Chief Financial Officer	February 26, 2021
Mitesh Dhruv	(Principal Financial Officer)

/s/ Vaibhav Agarwal	Chief Accounting Officer	February 26, 2021
Vaibhav Agarwal	(Principal Accounting Officer)

/s/ Michelle McKenna	Director	February 26, 2021
Michelle McKenna

/s/ Robert Theis	Director	February 26, 2021
Robert Theis

/s/ Allan Thygesen	Director	February 26, 2021
Allan Thygesen

/s/ R. Neil Williams	Director	February 26, 2021
R. Neil Williams

/s/ Kenneth A. Goldman	Director	February 26, 2021
Kenneth A. Goldman

/s/ Godfrey Sullivan	Director	February 26, 2021
Godfrey Sullivan

/s/ Mignon L. Clyburn	Director	February 26, 2021
Mignon L. Clyburn

/s/ Arne Duncan	Director	February 26, 2021
Arne Duncan