Form 10-Q
period 2021-03-31
RingCentral, Inc.
filed 2021-05-07
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of April 30, 2021, there were 80,750,752 shares of Class A Common Stock issued and outstanding and 10,122,258 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$463,067	$639,853
Accounts receivable, net	166,852	176,034
Deferred and prepaid sales commission costs	73,578	63,726
Prepaid expenses and other current assets	40,206	46,516
Total current assets	743,703	926,129
Property and equipment, net	145,598	142,208
Operating lease right-of-use assets	48,938	51,115
Long-term investments	270,697	213,176
Deferred and prepaid sales commission costs, non-current	680,988	667,779
Goodwill	56,295	57,313
Acquired intangibles, net	115,040	118,313
Other assets	8,453	8,564
Total assets	$2,069,712	$2,184,597
Liabilities, Temporary Equity, and Stockholders' Equity
Current liabilities
Accounts payable	$44,719	$54,043
Accrued liabilities	216,343	210,654
Current portion of convertible senior notes, net	37,051	31,148
Deferred revenue	146,245	142,223
Total current liabilities	444,358	438,068
Convertible senior notes, net	1,350,792	1,375,320
Operating lease liabilities	36,070	38,722
Other long-term liabilities	21,299	20,241
Total liabilities	1,852,519	1,872,351

Commitments and contingencies (Note 8)
Temporary equity (Note 6)	4,125	3,787

Stockholders' equity
Common stock	9	9
Additional paid-in capital	582,157	673,950
Accumulated other comprehensive income	3,394	6,806
Accumulated deficit	(372,492)	(372,306)
Total stockholders' equity	213,068	308,459
Total liabilities, temporary equity and stockholders’ equity	$2,069,712	$2,184,597

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Subscriptions	$325,223	$243,104
Other	27,133	24,408
Total revenues	352,356	267,512
Cost of revenues
Subscriptions	73,247	52,433
Other	23,734	21,011
Total cost of revenues	96,981	73,444
Gross profit	255,375	194,068
Operating expenses
Research and development	62,676	40,910
Sales and marketing	179,249	131,312
General and administrative	55,461	47,336
Total operating expenses	297,386	219,558
Loss from operations	(42,011)	(25,490)
Other income (expense), net
Interest expense	(16,278)	(7,502)
Other income (expense)	58,543	(27,517)
Other income (expense), net	42,265	(35,019)
Gain (loss) before income taxes	254	(60,509)
Provision for income taxes	440	212
Net loss	$(186)	$(60,721)
Net loss per common share
Basic and diluted	$—	$(0.70)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	90,634	87,339
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(186)	$(60,721)
Other comprehensive income (loss)
Foreign currency translation adjustments, net	(3,412)	(1,617)
Comprehensive loss	$(3,598)	$(62,338)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2020	90,430	$9	$673,950	$6,806	$(372,306)	$308,459
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	438	—	(3,708)	—	—	(3,708)
Share-based compensation	—	—	59,993	—	—	59,993
Equity component from partial repurchase of 2023 convertible senior notes	—	—	(147,740)	—	—	(147,740)
Temporary equity reclassification	—	—	(338)	—	—	(338)
Changes in other comprehensive income	—	—	—	(3,412)	—	(3,412)
Net loss	—	—	—	—	(186)	(186)
Balance as of March 31, 2021	90,868	$9	$582,157	$3,394	$(372,492)	$213,068

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2019	86,940	$9	$1,033,053	$1,948	$(289,310)	$745,700
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	875	—	(5,549)	—	—	(5,549)
Share-based compensation	—	—	37,001	—	—	37,001
Equity component of 2025 convertible senior notes, net of issuance costs	—	—	192,442	—		192,442
Purchase of capped calls related to 2025 convertible senior notes	—	—	(60,900)	—		(60,900)
Equity component from partial repurchase of 2023 convertible senior notes	—	—	(355,932)	—		(355,932)
Changes in other comprehensive income	—	—	—	(1,617)	—	(1,617)
Net loss	—	—	—	—	(60,721)	(60,721)
Balance as of March 31, 2020	87,815	$9	$840,115	$331	$(350,031)	$490,424

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(186)	$(60,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,577	16,548
Share-based compensation	54,962	36,589
Amortization of deferred and prepaid sales commission costs	15,644	9,809
Amortization of debt discount and issuance costs	16,200	7,452
Loss on early extinguishment of debt	658	7,250
Repayment of convertible senior notes attributable to debt discount	(4,712)	(13,894)
Reduction of operating lease right-of-use assets	4,322	3,843
Unrealized (gain) loss on investments	(57,521)	22,246
Foreign currency remeasurement loss	194	964
Provision for bad debt	1,485	1,492
Deferred income taxes	(274)	(33)
Other	153	45
Changes in assets and liabilities:
Accounts receivable	7,697	(6,935)
Deferred and prepaid sales commission costs	(36,502)	(22,544)
Prepaid expenses and other current assets	6,310	(8,958)
Other assets	818	131
Accounts payable	(8,109)	888
Accrued liabilities	9,063	19,948
Deferred revenue	4,022	2,806
Operating lease liabilities	(4,382)	(3,783)
Other liabilities	2,536	(74)
Net cash provided by operating activities	36,955	13,069
Cash flows from investing activities
Purchases of property and equipment	(8,721)	(6,861)
Capitalized internal-use software	(9,757)	(7,389)
Cash paid for acquisition of intangible assets	(8,358)	—
Net cash used in investing activities	(26,836)	(14,250)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	986,508
Payments for 2023 convertible senior notes partial repurchase	(178,911)	(495,704)
Proceeds from issuance of stock in connection with stock plans	1,192	4,802
Payments for capped calls and transaction costs	—	(60,900)
Payments for taxes related to net share settlement of equity awards	(4,900)	(10,351)
Payment for contingent consideration for business acquisition	(3,600)	(3,548)
Repayment of financing obligations	(277)	(511)
Net cash (used in) provided by financing activities	(186,496)	420,296
Effect of exchange rate changes	(409)	(657)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(176,786)	418,458
Cash, cash equivalents, and restricted cash
Beginning of period	639,853	343,606
End of period	$463,067	$762,064
Supplemental disclosure of cash flow data:
Cash paid for interest	$28	$85
Cash paid for income taxes, net of refunds	$320	$95
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$5,835	$7,151
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
Basis of Presentation and Consolidation
The Company's unaudited condensed consolidated financial statements and accompanying notes reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2021. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
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
Segment Information
The Company has determined that the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Concentrations
As of March 31, 2021 and December 31, 2020, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. As of March 31, 2021 and December 31, 2020, approximately 91% and 90% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
Recent Accounting Pronouncements Not Yet Adopted
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
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended March 31,
	2021	2020
Primary geographical markets
North America	88%	93%
Others	12	7
Total revenues	100%	100%
The Company derived over 90% of subscription revenues from RingCentral Office and RingCentral customer engagement solutions products for both of the three months ended March 31, 2021 and 2020.
Deferred revenue
During the three months ended March 31, 2021, the Company recognized revenue of $82.0 million that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of March 31, 2021 that has not yet been recognized was approximately $1.5 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 51% of this balance over the next 12 months and 49% thereafter.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, professional services, and phone rentals. Product revenues from the sale of pre-configured phones were $11.6 million and $10.9 million for the three months ended March 31, 2021 and 2020, respectively. Cost of product revenues were $10.4 million and $10.6 million for the three months ended March 31, 2021 and 2020, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash	$120,758	$124,853
Money market funds	342,309	515,000
Total cash and cash equivalents	$463,067	$639,853
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$137,287	$148,741
Unbilled accounts receivable	35,361	32,477
Allowance for doubtful accounts	(5,796)	(5,184)
Accounts receivable, net	$166,852	$176,034
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$24,781	$18,497
Inventory	545	551
Other current assets	14,880	27,468
Total prepaid expenses and other current assets	$40,206	$46,516
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computer hardware and software	$174,571	$169,093
Internal-use software development costs	100,514	90,361
Furniture and fixtures	8,228	8,217
Leasehold improvements	12,888	12,910
Total property and equipment, gross	296,201	280,581
Less: accumulated depreciation and amortization	(150,603)	(138,373)
Property and equipment, net	$145,598	$142,208
Total depreciation and amortization expense related to property and equipment was $13.0 million and $7.9 million for the three months ended March 31, 2021 and 2020, respectively.
In the year ended December 31, 2020, the Company financed $4.7 million of property, equipment and software licenses through vendor financing arrangements at interest rates ranging up to 3.95% to be repaid over a three-year term. As of March 31, 2021, $3.2 million of the related equipment is collateralized under the vendor financing arrangement. The financing arrangements and the assets purchased under these arrangements are non-cash investing and financing activities.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2020	$57,313
Foreign currency translation adjustments	(1,018)
Balance at March 31, 2021	$56,295
The carrying values of intangible assets are as follows (in thousands):

		March 31, 2021			December 31, 2020
	Estimated Lives	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2 to 5 years	$21,665	$13,064	$8,601	$22,087	$12,289	$9,798
Developed technology	2 to 5 years	158,445	52,006	106,439	149,987	41,472	108,515
Total acquired intangible assets		$180,110	$65,070	$115,040	$172,074	$53,761	$118,313
Amortization expense from acquired intangible assets for the three months ended March 31, 2021 and 2020 was $11.6 million and $8.6 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2021, the weighted-average amortization period for developed technology is approximately 2.9 years and for customer relationships is approximately 2.3 years.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2021 (remaining)	$35,863
2022	41,679
2023	19,504
2024	15,890
2025 onwards	2,104
Total estimated amortization expense	$115,040
Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation and benefits	$45,452	$43,225
Accrued sales, use, and telecom related taxes	30,130	31,311
Accrued marketing	24,908	30,332
Operating lease liabilities, short-term	16,678	16,267
Other accrued expenses	99,175	89,519
Total accrued liabilities	$216,343	$210,654
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $15.6 million and $9.8 million for the three months ended March 31, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at March 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$342,309	$342,309	$—	$—
Noncurrent assets:
Long-term investments	$270,697	$—	$—	$270,697

	Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$515,000	$515,000	$—	$—
Noncurrent assets:
Long-term investments	$213,176	$—	$—	$213,176
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Convertible Senior Notes
As of March 31, 2021, the fair value of the 0% convertible senior notes due 2026 (the “2026 Notes”) was approximately $658.9 million, 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $1.1 billion, and 0% convertible senior notes due 2023 (the “2023 Notes”) was approximately $142.1 million. The fair value for the convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Long-Term Investments
As of March 31, 2021 and December 31, 2020, the fair value of the Company's long-term investments in convertible and redeemable preferred stock was $270.7 million and $213.2 million, respectively. The Company classifies its long-term investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price, credit spread, and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment and interest rates. These investments are reported at fair value in long-term investments in the Condensed Consolidated Balance Sheets. The Company's total net unrealized gain (loss) recorded in other income (expense), net, was $56.6 million and $(23.2) million for the three months ended March 31, 2021 and 2020, respectively. Volatility in the global economic climate and financial markets, including the effects of the COVID-19

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
pandemic, could result in a significant change in the underlying share-price of the Company’s investees, resulting in a material change in the value of the long-term investments.
Note 5. Asset Acquisition
On March 18, 2021, the Company entered into an arrangement to acquire intellectual property rights for approximately $8.6 million. The transaction was accounted for as an asset acquisition, which will be amortized over its expected useful life of approximately five years.
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
In September 2020, the Company issued $650.0 million aggregate principal amount of 0% convertible senior notes due 2026 in a private placement to qualified institutional buyers (the "2026 Notes"). The 2026 Notes will mature on March 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $640.2 million.
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
The Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes (all Notes are equal in right of payment) with the Company’s existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
Redemptions and repurchases of 2023 Notes
As of December 31, 2020, the Company had $80.2 million principal amount outstanding. Of this amount, the Company received early conversion requests of $34.9 million that remained unsettled as of December 31, 2020. Further, the Company received additional conversion requests of $4.1 million during the three months ended March 31, 2021. The Company settled the total principal balance of $39.0 million by paying $183.2 million in cash during the three months ended March 31, 2021. The outstanding principal balance as of March 31, 2021 was $41.2 million.
In March 2021, the Company delivered a notice to fully redeem the remaining $41.2 million principal of the 2023 Notes. On April 30, 2021, the Company settled the redemption by paying $153.3 million in cash.
As of March 31, 2021, of the outstanding principal balance, the Company reclassified $37.1 million net carrying amount of the liability component of the 2023 Notes as a current liability on the Condensed Consolidated Balance Sheet. The equity component of $4.1 million was reclassified from stockholder's equity to temporary equity. The amount reclassified to temporary equity represents the difference between the principal and net carrying amount of the liability component of the outstanding 2023 Notes.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after December 15, 2022 for the 2023 Notes, December 1, 2024 for the 2025 Notes, and December 15, 2025 for the 2026 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or a portion of their notes regardless of these conditions. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the Notes with cash.
During the three months ended March 31, 2021, the conditions allowing holders of the 2025 Notes and 2026 Notes to convert were not met. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the indentures are satisfied during future measurement periods.
The Company may redeem the Notes at its option, on or after March 5, 2022 for the 2025 Notes and March 20, 2023 for the 2026 Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest to, but excluding the redemption date, subject to certain conditions. No sinking fund is provided for the Notes.
Upon the occurrence of a fundamental change (as defined in each respective Notes Indentures) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2023 Notes, 2025 Notes, or 2026 Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
The net carrying amount of the liability component of the Notes as of March 31, 2021 were as follows (in thousands):

	2023 Note	2025 Note	2026 Note
Principal	$41,176	$1,000,000	$650,000
Unamortized discount	(3,789)	(156,506)	(126,676)
Unamortized issuance cost	(336)	(8,939)	(7,087)
Net carrying amount (1)	$37,051	$834,555	$516,237
(1)As of March 31, 2021, the net carrying amount of the liability component of the 2023 Notes was classified as a current liability on the Condensed Consolidated Balance Sheets.
The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31, 2021
	2021	2020
Amortization of debt discount	$15,411	$6,987
Amortization of debt issuance cost	789	465
Total interest expense related to the Notes	$16,200	$7,452

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Note 7. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of March 31, 2021, non-cancellable leases expire on various dates between 2021 and 2029.
The components of leases are as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$48,938	$51,115

Accrued liabilities	$16,678	$16,267
Operating lease liabilities	36,070	38,722
Total operating lease liabilities	$52,748	$54,989

	Three Months Ended March 31,
	2021	2020
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$5,072	$4,315

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$2,302	$3,488

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
TCPA Matter
On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the Telephone Consumer Protection Act (“TCPA”) and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others. Hurley alternatively alleged that the Company was vicariously liable for the actions of the other co-defendants. Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims. The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part the Company’s motion to dismiss. The district court dismissed Hurley’s vicarious liability claim but allowed Hurley’s TCPA claim to proceed. The Company filed its answer and affirmative defenses to the second amended complaint on October 18, 2018. Hurley filed a motion to certify a class on July 9, 2019. The Company and another defendant filed oppositions to the motion, which were fully briefed and are pending decision by the court. Discovery closed on October 25, 2019. The Company filed a motion for summary judgment on November 14, 2019. Hurley opposed the motion, which also has been fully briefed and is pending decision by the court. The parties mediated the case before a private mediator on January 23, 2020, at which time a tentative settlement was achieved. A fairness hearing on the proposed settlement was held on January 25, 2021, at which time the Court tentatively gave final approval of the settlement. The Court thereafter entered its final order and judgment approving the settlement on February 9, 2021. The settlement became effective as of March 12, 2021, and is currently being administered. The condensed consolidated financial statements include an immaterial accrual for the amount settled.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Zoom Matter
 On March 11, 2021, Zoom Video Communications, Inc. filed a lawsuit against RingCentral in the U.S. District Court for the Northern District of California. Zoom’s lawsuit alleges that the Company breached the parties’ Strategic Alliance Agreement (“SAA”) and violated Zoom’s trademark rights by selling RingCentral's feature bundles including RingCentral Meetings, the Company’s white-label version of Zoom’s video conferencing services, after Zoom “terminated” the SAA. On March 15, 2021, the Company filed counterclaims against Zoom seeking, among other things, declaratory judgment that the SAA has not been terminated, that Zoom’s trademark claims are barred, and that Zoom is engaging in unfair competition, including by making false statements to customers. On March 17, 2021, the Court granted the Company’s motion and issued a temporary restraining order against Zoom. On March 28, 2021, the Court denied RingCentral’s request for a preliminary injunction against Zoom and dissolved the restraining order which enjoined Zoom from blocking new RingCentral Meetings customer activations for the duration of the parties’ litigation. The Court’s order provides in part that “Zoom is to continue to provide the Service, pursuant to the SAA, to all RingCentral customers who were under contract prior to January 31, 2021. Zoom is not required to provide the Service to any new customer RingCentral contracted with after January 31, 2021.” Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, currently it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit and pursue its claims.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$4,742	$2,726
Research and development	13,189	7,467
Sales and marketing	21,343	11,291
General and administrative	15,688	15,105
Total share-based compensation expense	$54,962	$36,589
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Options	$1	$24
Employee stock purchase plan rights	2,023	1,391
Restricted stock units	52,938	35,174
Total share-based compensation expense	$54,962	$36,589
Equity Incentive Plans
As of March 31, 2021, a total of 21,876,791 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).
A summary of option activity under all of the Company’s equity incentive plans as of March 31, 2021 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	897	$12.02	1.7	$329,151
Exercised	(102)	11.66
Canceled/Forfeited	—	—
Outstanding at March 31, 2021	795	$12.06	1.5	$227,134
Vested and expected to vest as of March 31, 2021	795	$12.06	1.5	$227,134
Exercisable as of March 31, 2021	795	$12.06	1.5	$227,134
There were no options granted during the three months ended March 31, 2021 and 2020. The total intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 were $37.4 million and $88.6 million, respectively. There is no remaining unamortized share-based compensation expense.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of March 31, 2021, there was a total of $1.1 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
average vesting period of approximately 0.1 years. As of March 31, 2021, a total of 5,574,320 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan as of March 31, 2021, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,725	$162.04	$1,032,997
Granted	101	436.91
Released	(348)	145.04
Canceled/Forfeited	(74)	155.37
Outstanding at March 31, 2021	2,404	$176.23	$716,406
As of March 31, 2021, there was a total of $301.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.6 years.
Bonus Plan
The Company's board of directors (the "Board") adopted employee equity bonus plans (the “KEEB Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the three months ended March 31, 2021, the Company issued 19,761 RSUs under the KEEB Plans. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $4.2 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the KEEB Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 10. Income Taxes
The provision for income taxes for the three months ended March 31, 2021 and 2020, was $0.4 million and $0.2 million, respectively. The provision for income taxes for the three months ended March 31, 2021 and 2020 consisted primarily of foreign income taxes and state minimum taxes. For the three months ended March 31, 2021 and 2020, the provision for income taxes differed from the U.S. federal statutory rate primarily due to foreign and state taxes currently payable. The Company realized no benefit for the current year losses due to a full valuation allowance against the U.S. and foreign net deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2021 and December 31, 2020. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three months ended March 31, 2021, there were no material changes to the total amount of unrecognized tax benefits.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, and convertible senior notes, to the extent dilutive. For the three months ended March 31, 2021 and 2020, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss	$(186)	$(60,721)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	90,634	87,339
Basic and diluted net loss per share	$—	$(0.70)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2021	2020
Shares of common stock issuable under equity incentive awards outstanding	3,465	5,234
Shares of common stock related to convertible senior notes	538	2,134
Potential common shares excluded from diluted net loss per share	4,003	7,368
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
The denominator for diluted net income per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuance of the 2023, 2025, and 2026 Notes as this effect would be anti-dilutive. In the event of conversion of a 2023, 2025, or 2026 Notes, if shares are delivered to the Company under the capped call, they will offset the dilutive effect of the shares that the Company would issue under the Notes.
Note 12. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. as of March 31, 2021 and December 31, 2020 were $2.9 million and $2.1 million, respectively. Total expenses incurred from Google Inc. were $4.8 million and $6.3 million in the three months ended March 31, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 26, 2021 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” included under Part II, Item 1A below.
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
Our cloud-based business communications and collaboration solutions are designed to be easy to use, providing a single user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly and configured and managed easily. Our cloud-based solutions are location and device independent. Through our platform, we enable third-party developers and customers to integrate our solution with leading business applications to customize their own business workflows. In April 2020, we announced RingCentral Video ("RCV"), which is another component offered as part of RingCentral Office.
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three months ended March 31, 2021 and 2020, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale and rental of pre-configured phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
• a regional and global network of resellers;
•carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”), BT Group plc (“BT”) and Vodafone Group Services Limited ("Vodafone");
•strategic partners who market and sell our co-branded solutions directly and through their subsidiaries. Such partnerships include Avaya Holdings Corp. ("Avaya"); Atos SE ("Atos") and its subsidiary, Unify Software and Solutions GmbH & CO. KG ("Unify"); and Alcatel-Lucent Enterprise ("ALE").
Our revenue growth has primarily been driven by our flagship RingCentral Office and RingCentral customer engagement solutions product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as any party that purchases or subscribes to our products and services directly or indirectly through our channel partners. As of March 31, 2021, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three months ended March 31, 2021 and 2020, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.

The growth of our business and our future success depend on many factors, including our ability to expand our customer base to larger customers, expand our indirect sales channels, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.
The worldwide spread of the COVID-19 pandemic has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The COVID-19 pandemic has created a global slowdown of economic activity which has and will likely continue to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained.
At this point, the full extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain. We may experience curtailed customer demand due to reduced customer spend, shortened contract duration, higher churn, lengthened payment terms, credit card declines, potential delays in professional services implementations, and reduction in demand for desktop phones, which could adversely impact our business, results of operations and overall financial performance in future periods. Additionally, the extent of the impact of the COVID-19 pandemic on our operational and financial performance will also depend on certain developments, including the duration and spread of the outbreak, actions taken to contain the virus or its impact, including the availability of effective vaccines and the speed at which they are administered to the public, impact on our partners, resellers, employees, vendors and customers, and employee or industry events, all of which are uncertain and cannot be predicted.
While our revenues and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic, may not be fully reflected in our results of operations and overall financial performance until future periods.
During the reporting period, we saw contributions from new bookings as more businesses transition to RingCentral in the work-from-anywhere environment. We continue to see more customers opting for the RingCentral apps on laptops and mobile devices over traditional desktop phones which has impacted demand for physical phone devices.
In response to the COVID-19 pandemic, we continue to focus on maintaining business continuity, helping our employees, customers and communities, and preparing for the future and the long-term success of our business. For example, to support the health and well-being of our employees, customers, partners and communities in response to the COVID-19 pandemic, a vast majority of our employees are working remotely and we have shifted some of our customer events to virtual-only experiences, and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. The changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2021 was $117.3 million. As such, our ARR at March 31, 2021 was $1.4 billion.

RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that primarily customer subscriptions from RingCentral Office and RingCentral customer engagement solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at March 31, 2021 was $1.3 billion.
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
Our key business metrics for the five quarterly periods ended March 31, 2021 were as follows (dollars in millions):

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$1,407.4	$1,299.5	$1,179.0	$1,106.5	$1,029.7
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$1,322.3	$1,215.2	$1,091.6	$1,018.3	$943.3

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues
Subscriptions	$325,223	$243,104
Other	27,133	24,408
Total revenues	352,356	267,512
Cost of revenues
Subscriptions	73,247	52,433
Other	23,734	21,011
Total cost of revenues	96,981	73,444
Gross profit	255,375	194,068
Operating expenses
Research and development	62,676	40,910
Sales and marketing	179,249	131,312
General and administrative	55,461	47,336
Total operating expenses	297,386	219,558
Loss from operations	(42,011)	(25,490)
Other income (expense), net
Interest expense	(16,278)	(7,502)
Other income (expense)	58,543	(27,517)
Other income (expense), net	42,265	(35,019)
Gain (loss) before income taxes	254	(60,509)
Provision for income taxes	440	212
Net loss	$(186)	$(60,721)

Percentage of Total Revenues *

	Three Months Ended March 31,
	2021	2020
Revenues
Subscriptions	92%	91%
Other	8	9
Total revenues	100	100
Cost of revenues
Subscriptions	21	20
Other	7	8
Total cost of revenues	28	27
Gross profit	72	73
Operating expenses
Research and development	18	15
Sales and marketing	51	49
General and administrative	16	18
Total operating expenses	84	82
Loss from operations	(12)	(10)
Other income (expense), net
Interest expense	(5)	(3)
Other income (expense)	17	(10)
Other income (expense), net	12	(13)
Gain (loss) before income taxes	—	(23)
Provision for income taxes	—	—
Net loss	—%	(23)%
* Percentages may not add up due to rounding.
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Revenues
Subscriptions	$325,223	$243,104	$82,119	34%
Other	27,133	24,408	2,725	11%
Total revenues	$352,356	$267,512	$84,844	32%
Percentage of revenues
Subscriptions	92%	91%
Other	8	9
Total	100%	100%
Subscriptions revenue. Subscriptions revenue increased by $82.1 million, or 34%, for the three months ended March 31, 2021 as compared to the respective prior year period. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market and increase sales through our direct and indirect sales channels. Although we expect to continue to add new customers and for existing customers to increase their usage of our product, we will continue to monitor the COVID-19 pandemic carefully and its impact on customer demand, contract duration, churn, payment terms, and credit card declines. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, could also cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services.
Other revenues increased by $2.7 million, or 11%, for the three months ended March 31, 2021 as compared to the respective prior year period, primarily due to the increase in product sales and professional services resulting from the overall growth in our business. Due to shelter in place restrictions adopted in many jurisdictions in response to the COVID-19 pandemic, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the COVID-19 pandemic carefully and its impact on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Cost of revenues
Subscriptions	$73,247	$52,433	$20,814	40%
Other	23,734	21,011	2,723	13%
Total cost of revenues	$96,981	$73,444	$23,537	32%
Gross margins
Subscriptions	77%	78%
Other	13%	14%
Total gross margin %	72%	73%
Subscriptions cost revenues and gross margin. Cost of subscriptions revenues increased by $20.8 million, or 40%, for the three months ended March 31, 2021 as compared to the respective prior year period. The primary drivers of the increase were increases in infrastructure support costs of $7.1 million, third-party costs to support our solution offerings of $6.9 million, personnel and contractor-related costs of $3.6 million, and amortization of acquired intangible assets of $2.9 million. Personnel and contactor related costs includes share-based compensation expense of $1.3 million. Gross margin remained relatively consistent period over period.
The increase in expenses was primarily driven by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth in new customers and increased usage of our subscriptions by our existing customer base. We expect subscription gross margin to be within a relatively similar range in the future. However, we continue to monitor the COVID-19 pandemic carefully and its impact on our customers.
Other cost of revenues and gross margin. Cost of other revenues increased by $2.7 million, or 13%, for the three months ended March 31, 2021 as compared to the respective prior year period. This was primarily due to an increase in personnel costs of $2.3 million including share-based compensation expense. Gross margin remained relatively consistent period over period.
We continue to monitor the impact of the COVID-19 pandemic on timing of professional services and transaction price of product sales.
Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Research and development	$62,676	$40,910	$21,766	53%
Percentage of total revenues	18%	15%
Research and development expenses increased by $21.8 million, or 53%, for the three months ended March 31, 2021 as compared to the respective prior year period, primarily due to $17.9 million increase in personnel and contractor costs, $2.2 million in professional fees, and $1.9 million in overhead costs to support our research and development efforts. The increase in personnel and contractor costs was mainly driven by approximately $10.7 million relating to headcount growth and $5.7 million share-based compensation expense.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Sales and marketing	$179,249	$131,312	$47,937	37%
Percentage of total revenues	51%	49%
Sales and marketing expenses increased by $47.9 million, or 37%, for the three months ended March 31, 2021 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $24.6 million, third-party commissions of $19.7 million, amortization of deferred sales commission costs of $5.8 million, and overhead costs of $1.1 million to support our sales and marketing efforts, partially offset by $3.6 million decrease in travel costs resulting from the impact of the COVID-19 pandemic. Of the total increase in personnel and contractor costs, $14.2 million was primarily due to headcount growth and approximately $10.1 million was due to higher share-based compensation expense.
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
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
General and administrative	$55,461	$47,336	$8,125	17%
Percentage of total revenues	16%	18%
General and administrative expenses increased by $8.1 million, or 17%, for the three months ended March 31, 2021 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $3.3 million, business fees and taxes of $1.9 million, and overhead costs of $1.6 million.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.
Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Interest expense	$(16,278)	$(7,502)	$(8,776)	nm
Other income (expense)	58,543	(27,517)	86,060	nm
Other income (expense), net	$42,265	$(35,019)	$77,284	nm
nm - not meaningful
Other income (expense), net increased by $77.3 million for the three months ended March 31, 2021, as compared to the respective prior year period.

Interest expense was higher by $8.8 million mainly due to increase in the amortization of debt discount and issuance costs from our 2025 and 2026 convertible senior notes issued in the first and third quarter of 2020.
Other income, net was higher by $86.1 million, primarily due to an increase of $79.7 million net unrealized gain recognized on our long-term investments, which may fluctuate due to volatility in investee’s stock price, $6.6 million lower loss on partial redemption of our convertible senior notes driven by lower conversions and changes in interest rates. This was partially offset by $0.9 million decrease in interest income on our investments as a result of a reduction in interest rates.
We expect interest income to further reduce in the future due to interest rate volatility in the current macroeconomic environment and reduction of our investments in money market funds.
Net loss
Net loss decreased by $60.5 million for the three months ended March 31, 2021, as compared to the respective prior year period, mainly due to non-cash items including an increase of $79.7 million net unrealized gain recognized from our long-term investments, partially offset by $18.4 million higher share-based compensation expense primarily driven by equity awards granted to new and existing employees, and $3.0 million amortization of acquired intangible assets.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $463.1 million and $639.9 million, respectively. We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also finance our operations from proceeds from issuance of convertible senior notes and proceeds from issuance of stock under our stock plans.
In March 2021, we delivered a notice of full redemption to redeem the remaining $41.2 million aggregate principal of the 2023 Notes, which was settled in April 2021 for $153.3 million in cash. For additional details, refer to Note 6, Convertible Senior Notes, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in compliance with all covenants under the 2026, 2025 and 2023 Notes as of March 31, 2021.
In March 2021, we paid approximately $8.6 million to purchase certain intangible assets.
We believe that our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities, as well as the extent of the COVID-19 pandemic and its effect on our business. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. In the future, we may also make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available or on favorable terms. The uncertainty created by the changing markets and economic conditions related to the COVID-19 pandemic may also impact our customers’ ability to pay on a timely basis, which could negatively impact our operating cash flows.

    The table below provides selected cash flow information (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$36,955	$13,069
Net cash used in investing activities	(26,836)	(14,250)
Net cash (used in) provided by financing activities	(186,496)	420,296
Effect of exchange rate changes	(409)	(657)
Net (decrease) increase in cash and cash equivalents	$(176,786)	$418,458
Net Cash (Used in) Provided by Operating Activities
Cash used in or provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, payments under strategic arrangements, and amounts attributable to repayment of convertible notes.
Net cash provided by operating activities was $37.0 million for the three months ended March 31, 2021. The cash flow from operating activities was driven by timing of cash receipts from customers and carriers, offset by cash payments for personnel related costs and to vendors.
Net cash provided by operating activities for the three months ended March 31, 2021, increased by $23.9 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections, and payment of a portion of the 2023 Notes related to interest.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of our purchase of capital expenditures and internal-use software, and acquisition of intellectual properties. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $26.8 million for the three months ended March 31, 2021, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software of $18.5 million and our acquisition of intellectual property of $8.4 million in the first quarter of 2021 to complement and support our product development and enhancement initiatives.
Net cash used in investing activities for the three months ended March 31, 2021 increased by $12.6 million as compared to the respective prior year period. The increase was primarily due to our acquisition of intellectual property of $8.4 million in the first quarter of 2021 and increased investment in capital expenditures and internal-use software development of $4.2 million.
Net Cash (Used in) Provided by Financing Activities
Our primary financing activities have consisted of our partial conversion of our 2023 Notes, partially offset by raising proceeds through the issuance stock under our stock plans.
Net cash used in financing activities was $186.5 million for the three months ended March 31, 2021, primarily due to cash paid of $178.5 million due to conversion requests for our 2023 Notes and $3.6 million settlement of our contingent consideration in connection with prior-year business acquisition and $3.7 million for net taxes paid in connection with our stock plans.
Net cash used in financing activities for the three months ended March 31, 2021 increased by $606.8 million as compared to the respective prior year period primarily due to proceeds from both our 2026 Notes and 2025 Notes issued in 2020, offset by the partial settlement of the 2023 Notes. Refer to Note 6, Convertible Senior Notes, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2019
Net cash provided by operating activities	$36,955	$13,069
Repayment of convertible senior notes attributable to debt discount	4,712	13,894
Non-GAAP net cash provided by operating activities	41,667	26,963
Purchases of property and equipment	(8,721)	(6,861)
Capitalized internal-use software	(9,757)	(7,389)
Non-GAAP free cash flow	$23,189	$12,713
Backlog
We have generally signed new customers contracts with varying length, from month-to-month to multi-year terms for our subscription services. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute a backlog. Until we meet our performance obligations, we do not recognize them as revenues in our condensed consolidated financial statements. Given the variability in our contract length, we believe that backlog is not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.
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
Contractual Obligations and Commitments
Except as set forth below, and in Notes 3, 6, 7 and 8 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Off-balance Sheet Arrangements
During the three months ended March 31, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, will cause variability in our revenue. However, this impact has not been significant during the three months ended March 31, 2021. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three months ended March 31, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of March 31, 2021, we had cash and cash equivalents of $463.1 million. We invest our cash and cash equivalents in short-term money market funds. We have experienced a decline in the interest rates associated with money market funds over the last several quarters. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2021, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further reduce in the future due to interest rate volatility in the current macroeconomic environment.
As of March 31, 2021, we had $37.1 million, $834.6 million, and $516.2 million outstanding from the 2023 Notes, 2025 Notes, and 2026 Notes (collectively the "Notes"), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
Market Risk
As of March 31, 2021, we had long-term investments in convertible and redeemable preferred stock of $270.7 million. These equity investments are subject to market related risks that could decrease or increase the fair value of our holdings. These equity investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including the potential impacts from COVID-19. A fluctuation in the investee's stock price, volatility or a combination of both could have an adverse impact on the fair value of our investment. A hypothetical adverse stock price or volatility change of 10% could have resulted in a potential decrease of up to $22.4 million in the fair-value of our investment as of March 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has significantly affected, or is reasonably likely to significantly affect, our internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting although since March 2020 most of our employees and extended workforce are now working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to address impacts to their design, implementation and operating effectiveness.
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
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. See Special Note Regarding Forward-Looking Statements of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of these known or unknown risks or uncertainties actually occurs and have a material adverse effect on us, our business, financial condition and results of operations could be seriously harmed. In addition, the impacts of the COVID-19 pandemic and the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not currently aware of.
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
The extent to which the global COVID-19 pandemic continues to impact our results will depend on future developments, which are uncertain and cannot be fully predicted, including the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the effectiveness of actions taken by governments and private businesses to attempt to contain and treat the disease, and the availability of effective vaccines and the speed at which they are administered to the public. Any prolonged shutdown of a significant portion of global economic activity or downturn in the global economy, along with any adverse effects on industries in which our customers operate, could materially and adversely impact our business, results of operations and financial condition.
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
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, and carriers develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly as we continue to expand internationally, would add complexity to our organization and require effective communication and coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively, particularly doing so remotely in the short term during the COVID-19 pandemic. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.
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
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, TELUS, Avaya, Atos (through its subsidiary Unify), ALE, and Vodafone also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, we entered into a revised agreement with AT&T, under which AT&T resumed reselling our solutions, and sales of our solutions by AT&T have increased as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We also recently entered into certain agreements for strategic partnerships with Avaya, Atos, ALE, and Vodafone to sell certain of our solutions. Avaya introduced the ACO solution at the end of the first quarter of 2020, Atos and Unify introduced the UO solution during the third quarter of 2020, and ALE introduced the Rainbow Office solution during the first quarter of 2021; however, there can be no guarantee that Avaya, Atos, Unify, ALE, Vodafone and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. If AT&T, Avaya, Atos, Unify, ALE, Vodafone and/or any of their respective channel partners are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and other channel partners, carriers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. Further, the ability of our resellers, carriers and strategic partners to market and sell our solutions could be adversely impacted by the COVID-19 pandemic. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers and other channel partners, carriers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
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

In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, although we introduced our own video and web conferencing solution in April 2020, many of our customers continue to use Zoom Video Communications for HD video and web conferencing and screen sharing features, Bandwidth.com for texting capabilities, and NICE inContact, Inc. for contact center capabilities. In the future, we may not continue to have long-term contracts with any or all of these third-party providers. Any of these service providers could elect or attempt to stop providing us with access to their services or our contracts with these third-party providers may terminate, expire, or be breached. If any of these service providers ceases to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations. Furthermore, in light of the on-going litigation with Zoom, we are no longer offering or selling RingCentral Meetings to new customers and are instead offering our own RingCentral Video solution to new and prospective customers. Our inability to offer and sell RingCentral Meetings may cause some prospective customers not to purchase our services and/or existing customers not to renew their contracts for our services or to renew for a fewer number of seats.
Finally, if problems occur with any of these third-party network or service providers, it may cause errors or poor call quality in our subscriptions, and we could encounter difficulty identifying the source of the problem. These third-party network or service providers have been and will continue to be adversely impacted or overloaded by the large increase in traffic caused by the COVID-19 pandemic and remote work, which could increase our exposure to damage from service interruptions. The occurrence of errors or poor call quality in our subscriptions, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our subscriptions, termination of our relationships and agreements with our resellers or carriers, or liability for failure to meet service level agreements, and may seriously harm our business and results of operations.
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
The cloud-based business communications industry is an emerging market that is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop more slowly than we anticipate, or develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice and video communications by businesses, as compared to email and other data-based methods, and future demand for and adoption of Internet voice and video communications systems and services. In addition, to compete successfully in this emerging market, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. Currently, we derive a majority of our revenues from subscriptions to RingCentral Office, and we expect this will continue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features, and functionality that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our investment in and strategic partnerships with Avaya, Atos, ALE and Vodafone. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
Until recently, we used the EU-U.S. Privacy Shield framework as well as the Swiss-U.S. Privacy Shield framework and EU Standard Contractual Clauses (“Model Clauses”) to protect data exports between the European Economic Area (the “EEA”) and U.S. On July 16, 2020, the Court of Justice of the European Union, invalidated the EU-U.S. Privacy Shield as a mechanism to transfer EU personal data to the U.S. and imposed additional requirements for data transfers under Model Clauses. On September 8, 2020 the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the U.S. pursuant to Swiss data protection law. We rely on alternative data transfer mechanisms such as the Model Clauses where we previously relied on the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. Data protection authorities may require measures be put in place in addition to Model Clauses for transfers to countries outside of the EEA, Switzerland and the U.K.. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following this decision, and we and our customers face the potential for regulators in the EEA, Switzerland or the U.K. to apply different standards to the transfer of personal data from the EEA, Switzerland or the U.K. to the U.S. and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland and the U.K. to the U.S and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf.
The European Commission has proposed new legislation to enhance privacy protections for users of communications services and to enhance protection for individuals against online tracking technologies. The proposed legislation, the Regulation on Privacy and Electronic Communications (the “e-Privacy Regulation”), is currently undergoing legislative scrutiny. When introduced, the e-Privacy Regulation is expected to impose greater potential liabilities upon communications service providers, including potential fines for the most serious of breaches of the greater of €20 million or 4% of worldwide annual turnover. New rules introduced by the e-Privacy Regulation are likely to include enhanced consent requirements for communications service providers in order to use communications content and communications metadata to deliver value added services, as well as restrict the use of data related to corporations and other non-natural persons. These restrictions, if adopted, may affect our future business growth in the EEA.

The future of cross-border data flows from the EEA to the U.K. following the U.K.’s exit from the EU on January 31, 2020 is uncertain. Although the transition period ended on December 31, 2020, the UK-EU Trade and Cooperation Agreement delays any restrictions on cross-border data flows from the EEA to the U.K. for up to six months (the “Bridge”). A draft decision determining the “adequacy” of the privacy regime in the U.K. was published by the European Commission on February 19, 2021, and a legislative process is now in motion. This process may not conclude with a favorable outcome within the Bridge. If the EU does not provide the U.K. with an adequacy determination during the Bridge, it may become necessary for us to implement additional data export solutions like the Model Clauses to enable the continued flow of personal data to our U.K. operations from our EEA customers and affiliates. These solutions may take time and be challenging to put in place and, if not implemented promptly before or immediately following the Bridge, our business may be disrupted, and we may be exposed to potential regulatory fines and civil claims.
These developments and future regulatory guidance may result in a determination that the industry-standard measures we, and other companies, have taken are insufficient. Additionally, it is possible that the Model Clauses may be updated by the European Commission, the Swiss Administration or the U.K. Should any of these prove to be the case, we will need to take any necessary and additional measures to ensure compliance with EU, Swiss and U.K. law with respect to our transfers of personal data from the EEA, Switzerland and the U.K. to the U.S. and other non-EEA countries. If we are unable to take such measures, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was approved by California voters. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 265 issued patents, which expire between 2022 and 2040. We also have 50 patent applications pending examination in the U.S. and 6 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We have also acquired patents in connection with a strategic partnership that are currently pending assignment in their respective patent offices. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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

RingCentral, Inc.

Date: May 7, 2021	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2021	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)