Form 10-Q
period 2021-06-30
RingCentral, Inc.
filed 2021-08-06
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of July 30, 2021, there were 81,407,671 shares of Class A Common Stock issued and outstanding and 10,102,338 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$325,297	$639,853
Accounts receivable, net	198,880	176,034
Deferred and prepaid sales commission costs	83,192	63,726
Prepaid expenses and other current assets	40,739	46,516
Total current assets	648,108	926,129
Property and equipment, net	152,925	142,208
Operating lease right-of-use assets	48,050	51,115
Long-term investments	247,862	213,176
Deferred and prepaid sales commission costs, non-current	702,820	667,779
Goodwill	56,563	57,313
Acquired intangibles, net	104,090	118,313
Other assets	8,239	8,564
Total assets	$1,968,657	$2,184,597
Liabilities, Temporary Equity, and Stockholders' Equity
Current liabilities
Accounts payable	$56,121	$54,043
Accrued liabilities	225,088	210,654
Current portion of convertible senior notes, net	—	31,148
Deferred revenue	165,582	142,223
Total current liabilities	446,791	438,068
Convertible senior notes, net	1,366,508	1,375,320
Operating lease liabilities	34,514	38,722
Other long-term liabilities	28,557	20,241
Total liabilities	1,876,370	1,872,351

Commitments and contingencies (Note 8)
Temporary equity	—	3,787

Stockholders' equity
Common stock	9	9
Additional paid-in capital	571,121	673,950
Accumulated other comprehensive income	4,605	6,806
Accumulated deficit	(483,448)	(372,306)
Total stockholders' equity	92,287	308,459
Total liabilities, temporary equity and stockholders’ equity	$1,968,657	$2,184,597

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Subscriptions	$351,203	$257,038	$676,426	$500,142
Other	28,070	20,947	55,203	45,355
Total revenues	379,273	277,985	731,629	545,497
Cost of revenues
Subscriptions	79,243	56,721	152,490	109,154
Other	25,680	19,916	49,414	40,927
Total cost of revenues	104,923	76,637	201,904	150,081
Gross profit	274,350	201,348	529,725	395,416
Operating expenses
Research and development	76,161	43,519	138,837	84,429
Sales and marketing	203,398	137,633	382,647	268,945
General and administrative	68,172	49,532	123,633	96,868
Total operating expenses	347,731	230,684	645,117	450,242
Loss from operations	(73,381)	(29,336)	(115,392)	(54,826)
Other income (expense), net
Interest expense	(15,942)	(12,598)	(32,220)	(20,100)
Other income (expense)	(21,223)	42,603	37,320	15,086
Other income (expense), net	(37,165)	30,005	5,100	(5,014)
Gain (loss) before income taxes	(110,546)	669	(110,292)	(59,840)
Provision for income taxes	410	160	850	372
Net income (loss)	$(110,956)	$509	$(111,142)	$(60,212)
Net income (loss) per common share
Basic	$(1.22)	$0.01	$(1.22)	$(0.69)
Diluted	$(1.22)	$0.01	$(1.22)	$(0.69)
Weighted-average number of shares used in computing net income (loss) per share
Basic	91,181	88,254	90,909	87,797
Diluted	91,181	94,145	90,909	87,797
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(110,956)	$509	$(111,142)	$(60,212)
Other comprehensive income (loss)
Foreign currency translation adjustments, net	1,211	771	(2,201)	(846)
Comprehensive income (loss)	$(109,745)	$1,280	$(113,343)	$(61,058)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2020	90,430	$9	$673,950	$6,806	$(372,306)	$308,459
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	438	—	(3,708)	—	—	(3,708)
Share-based compensation	—	—	59,993	—	—	59,993
Equity component from repurchase or redemption of convertible senior notes	—	—	(147,740)	—	—	(147,740)
Temporary equity reclassification	—	—	(338)	—	—	(338)
Changes in other comprehensive income	—	—	—	(3,412)	—	(3,412)
Net loss	—	—	—	—	(186)	(186)
Balance as of March 31, 2021	90,868	9	582,157	3,394	(372,492)	213,068
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	642	—	10,999	—	—	10,999
Share-based compensation	—	—	95,685	—	—	95,685
Equity component from repurchase or redemption of convertible senior notes	—	—	(121,844)	—	—	(121,844)
Temporary equity reclassification	—	—	4,124	—	—	4,124
Changes in other comprehensive income	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	(110,956)	(110,956)
Balance as of June 30, 2021	91,510	$9	$571,121	$4,605	$(483,448)	$92,287

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2019	86,940	$9	$1,033,053	$1,948	$(289,310)	$745,700
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	875	—	(5,549)	—	—	(5,549)
Share-based compensation	—	—	37,001	—	—	37,001
Equity component of convertible senior notes, net of issuance costs	—	—	192,442	—	—	192,442
Purchase of capped calls related convertible senior notes	—	—	(60,900)	—	—	(60,900)
Equity component from repurchase or redemption of convertible senior notes	—	—	(355,932)	—	—	(355,932)
Changes in other comprehensive income	—	—	—	(1,617)	—	(1,617)
Net loss	—	—	—	—	(60,721)	(60,721)
Balance as of March 31, 2020	87,815	9	840,115	331	(350,031)	490,424
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	870	—	8,550	—	—	8,550
Share-based compensation	—	—	52,129	—	—	52,129
Equity component from repurchase or redemption of convertible senior notes	—	—	(4,051)	—	—	(4,051)
Temporary equity reclassification	—	—	(6,756)	—	—	(6,756)
Changes in other comprehensive income	—	—	—	771	—	771
Net income	—	—	—	—	509	509
Balance as of June 30, 2020	88,685	$9	$889,987	$1,102	$(349,522)	$541,576

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(111,142)	$(60,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,724	34,500
Share-based compensation	150,323	85,844
Amortization of deferred and prepaid sales commission costs	33,398	20,659
Amortization of debt discount and issuance costs	32,082	20,018
Loss on early extinguishment of debt	1,736	7,207
Repayment of convertible senior notes attributable to debt discount	(10,131)	(14,230)
Reduction of operating lease right-of-use assets	8,778	7,754
Unrealized gain on investments	(34,361)	(17,149)
Provision for bad debt	3,743	3,071
Other	70	259
Changes in assets and liabilities:
Accounts receivable	(26,589)	(15,398)
Deferred and prepaid sales commission costs	(86,378)	(53,316)
Prepaid expenses and other assets	6,562	(13,834)
Accounts payable	3,490	(973)
Accrued and other liabilities	24,912	28,089
Deferred revenue	23,359	15,142
Operating lease liabilities	(9,105)	(7,322)
Net cash provided by operating activities	61,471	40,109
Cash flows from investing activities
Purchases of property and equipment	(14,385)	(15,581)
Capitalized internal-use software	(19,600)	(17,021)
Purchases of intangible assets and long-term investments	(9,623)	—
Net cash used in investing activities	(43,608)	(32,602)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	986,508
Payments for repurchase or redemption of convertible senior notes	(333,632)	(501,039)
Payments for capped calls and transaction costs	—	(60,900)
Proceeds from issuance of stock in connection with stock plans	18,857	21,604
Payments for taxes related to net share settlement of equity awards	(11,566)	(18,603)
Payment for contingent consideration for business acquisition	(3,600)	(3,548)
Repayment of financing obligations	(2,295)	(943)
Net cash provided by (used in) financing activities	(332,236)	423,079
Effect of exchange rate changes	(183)	(436)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(314,556)	430,150
Cash, cash equivalents, and restricted cash
Beginning of period	639,853	343,606
End of period	$325,297	$773,756
Supplemental disclosure of cash flow data:
Cash paid for interest	$203	$157
Cash paid for income taxes, net of refunds	$369	$213
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$7,333	$9,414
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations
As of June 30, 2021 and December 31, 2020, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of June 30, 2021 and December 31, 2020, approximately 90% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
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
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Primary geographical markets
North America	88%	92%	88%	92%
Others	12	8	12	8
Total revenues	100%	100%	100%	100%
The Company derived over 90% of subscription revenues from RingCentral Office and RingCentral customer engagement solutions products for both of the three and six months ended June 30, 2021 and 2020.
Deferred revenue
During the three and six months ended June 30, 2021, the Company recognized revenue of $31.8 million and $113.8 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of June 30, 2021 that has not yet been recognized was approximately $1.6 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 50% of this balance over the next 12 months and 50% thereafter.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, professional services, and phone rentals. Product revenues from the sale of pre-configured phones were $12.5 million and $9.3 million for the three months ended June 30, 2021 and 2020, respectively, and $24.2 million and $20.1 million for the six months ended June 30, 2021 and 2020, respectively. Cost of product revenues were $11.3 million and $9.0 million for the three months ended June 30, 2021 and 2020, respectively, and $21.7 million and $19.6 million for the six months ended June 30, 2021 and 2020, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash	$79,391	$124,853
Money market funds	245,906	515,000
Total cash and cash equivalents	$325,297	$639,853
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$170,265	$148,741
Unbilled accounts receivable	35,608	32,477
Allowance for doubtful accounts	(6,993)	(5,184)
Accounts receivable, net	$198,880	$176,034
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$25,691	$18,497
Inventory	814	551
Other current assets	14,234	27,468
Total prepaid expenses and other current assets	$40,739	$46,516
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer hardware and software	$184,096	$169,093
Internal-use software development costs	112,130	90,361
Furniture and fixtures	8,357	8,217
Leasehold improvements	13,266	12,910
Total property and equipment, gross	317,849	280,581
Less: accumulated depreciation and amortization	(164,924)	(138,373)
Property and equipment, net	$152,925	$142,208
Total depreciation and amortization expense related to property and equipment was $14.2 million and $9.4 million for the three months ended June 30, 2021 and 2020, respectively, and $27.2 million and $17.3 million for the six months ended June 30, 2021 and 2020, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ended June 30, 2021, the Company financed $2.8 million of property, equipment and software licenses through vendor financing arrangements at an interest rate of approximately 3.00% to be repaid over a three-year term. The related equipment is collateralized. The assets purchased under these arrangements are a non-cash investing activity.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2020	$57,313
Foreign currency translation adjustments	(750)
Balance at June 30, 2021	$56,563
The carrying values of intangible assets are as follows (in thousands):

		June 30, 2021			December 31, 2020
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2.0 years	$21,776	$14,080	$7,696	$22,087	$12,289	$9,798
Developed technology	3.0 years	159,423	63,029	96,394	149,987	41,472	108,515
Total acquired intangible assets		$181,199	$77,109	$104,090	$172,074	$53,761	$118,313
Amortization expense from acquired intangible assets for the three months ended June 30, 2021 and 2020 was $12.0 million and $8.6 million, respectively, and $23.6 million and $17.2 million for the six months ended June 30, 2021 and 2020, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2021 (remaining)	$23,947
2022	41,756
2023	19,570
2024	15,937
2025 onwards	2,880
Total estimated amortization expense	$104,090
Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and benefits	$42,970	$43,225
Accrued sales, use, and telecom related taxes	38,971	31,311
Accrued marketing	32,396	30,332
Operating lease liabilities, short-term	17,080	16,267
Other accrued expenses	93,671	89,519
Total accrued liabilities	$225,088	$210,654

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $17.8 million and $10.9 million for the three months ended June 30, 2021 and 2020, respectively, and $33.4 million and $20.7 million for the six months ended June 30, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at June 30, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$245,906	$245,906	$—	$—
Noncurrent assets:
Long-term investments	$247,537	$—	$—	$247,537

	Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$515,000	$515,000	$—	$—
Noncurrent assets:
Long-term investments	$213,176	$—	$—	$213,176
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Convertible Senior Notes
As of June 30, 2021, the fair value of the 0% convertible senior notes due 2026 (the “2026 Notes”) was approximately $674.4 million, and 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $1.1 billion. The fair value for the convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Long-Term Investments
As of June 30, 2021 and December 31, 2020, the fair value of the Company's long-term investments in convertible and redeemable preferred stock was $247.5 million and $213.2 million, respectively. The Company classifies these investments as

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price, credit spread, and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment and interest rates. These investments are reported at fair value in long-term investments in the Condensed Consolidated Balance Sheets with net unrealized gain (loss) recorded in other income (expense). The Company recorded a loss of $23.2 million for the three months ended June 30, 2021 compared to a gain of $38.5 million for the three months ended June 30, 2020. The Company recorded a gain of $33.4 million and $15.3 million for the six months ended June 30, 2021 and 2020, respectively. Volatility in the global economic climate and financial markets, including the effects of the COVID-19 pandemic, could result in a significant change in the underlying share-price of the Company’s investees, resulting in a material change in the value of the long-term investments. As of June 30, 2021, the Company had an immaterial amount of investments held in debt and equity securities, in which it does not have a controlling interest or significant influence. These investments are carried at cost under the measurement alternative as part of long-term investments in the Condensed Consolidated Balance Sheets.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Redemption of 2023 Notes
In March 2021, the Company delivered a notice to fully redeem the remaining outstanding $41.2 million principal balance of its 0% convertible senior notes due 2023. During the three months ended June 30, 2021, the Company settled the redemption by paying $160.1 million in cash. The redemption of the 2023 Notes resulted in a $1.1 million loss that is included in other income (expense), net in the Consolidated Statement of Operations. The loss represents the difference between the fair value of the liability component and the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.
Other Terms of the Notes

	2025 Notes	2026 Notes
$1,000 principal amount initially convertible into number of the Company’s Class A Common Stock, par value $0.0001	2.7745 shares	2.3583 shares
Equivalent initial approximate conversion price per share	$360.43	$424.03
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
The Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after December 1, 2024 for the 2025 Notes, and December 15, 2025 for the 2026 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or a portion of their notes regardless of these conditions. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the Notes with cash.
During the three months ended June 30, 2021, the conditions allowing holders of the 2025 Notes and 2026 Notes to convert were not met. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the indentures are satisfied during future measurement periods.
The Company may redeem the Notes at its option, on or after March 5, 2022 for the 2025 Notes, and March 20, 2023 for the 2026 Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest to, but excluding the redemption date, subject to certain conditions. No sinking fund is provided for the Notes.
Upon the occurrence of a fundamental change (as defined in each respective Notes Indentures) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2025 Notes or 2026 Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
The net carrying amount of the liability component of the Notes as of June 30, 2021 were as follows (in thousands):

	2025 Notes	2026 Notes
Principal	$1,000,000	$650,000
Unamortized discount	(147,299)	(120,924)
Unamortized issuance cost	(8,463)	(6,806)
Net carrying amount	$844,238	$522,270

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of debt discount	$15,112	$11,891	$30,523	$18,879
Amortization of debt issuance cost	770	674	1,559	1,139
Total interest expense related to the Notes	$15,882	$12,565	$32,082	$20,018
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
The following table below sets forth key terms and costs incurred for the Capped Calls related to each of the Notes:

	2023 Notes	2025 Notes	2026 Notes
Initial approximate strike price per share, subject to certain adjustments	$81.45	$360.43	$424.03
Initial cap price per share, subject to certain adjustments	$119.04	$480.56	$556.10
Net cost incurred (in millions)	$49.9	$60.9	$41.8
Class A Common Stock covered, subject to anti-dilution adjustments (in millions)	5.6	2.8	1.5
Settlement commencement date	1/13/2023	1/31/2024	2/13/2025
Settlement expiration date	3/13/2023	2/28/2024	3/13/2025
All of the capped call transactions, including the capped call relating to the 2023 Notes, were outstanding as of June 30, 2021.
Note 7. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2021, non-cancellable leases expire on various dates between 2021 and 2029.
The components of leases are as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$48,050	$51,115

Accrued liabilities	$17,080	$16,267
Operating lease liabilities	34,514	38,722
Total operating lease liabilities	$51,594	$54,989

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$10,462	$8,373

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$5,793	$6,512
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
Zoom Matter
 On March 11, 2021, Zoom Video Communications, Inc. filed a lawsuit against RingCentral in the U.S. District Court for the Northern District of California. Zoom’s lawsuit alleges that the Company breached the parties’ Strategic Alliance Agreement (“SAA”) and violated Zoom’s trademark rights by selling RingCentral's feature bundles including RingCentral Meetings, the Company’s white-label version of Zoom’s video conferencing services, after Zoom “terminated” the SAA. On March 15, 2021, the Company filed counterclaims against Zoom seeking, among other things, declaratory judgment that the SAA has not been terminated, that Zoom’s trademark claims are barred, and that Zoom is engaging in unfair competition, including by making false statements to customers. On March 17, 2021, the Court granted the Company’s motion and issued a temporary restraining order against Zoom. On March 29, 2021, the Court denied RingCentral’s request for a preliminary injunction against Zoom and dissolved the restraining order which enjoined Zoom from blocking new RingCentral Meetings customer activations for the duration of the parties’ litigation. The Court’s order provides in part that “Zoom is to continue to provide the Service, pursuant to the SAA, to all RingCentral customers who were under contract prior to January 31, 2021. Zoom is not required to provide the Service to any new customer RingCentral contracted with after January 31, 2021.” On June 23, 2021, the parties undertook a mandatory settlement conference in accordance with the Court’s March 29, 2021 order. On April 28, 2021, the Company filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, seeking interlocutory review of the District Court’s order, denying the motion for preliminary injunction. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, currently it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit and pursue its claims.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Note 9. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$7,669	$3,846	$12,411	$6,572
Research and development	21,133	9,772	34,322	17,239
Sales and marketing	37,004	16,322	58,347	27,613
General and administrative	29,555	19,315	45,243	34,420
Total share-based compensation expense	$95,361	$49,255	$150,323	$85,844
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options	$—	$9	$1	$33
Employee stock purchase plan rights	3,085	1,844	5,108	3,235
Restricted stock units	92,276	47,402	145,214	82,576
Total share-based compensation expense	$95,361	$49,255	$150,323	$85,844
Equity Incentive Plans
As of June 30, 2021, a total of 20,081,672 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of option activity under all of the Company’s equity incentive plans as of June 30, 2021 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	897	$12.02	1.7	$329,151
Exercised	(260)	13.59
Canceled/Forfeited	(2)	27.45
Outstanding at June 30, 2021	635	$11.32	1.4	$177,295
Vested and expected to vest as of June 30, 2021	635	$11.32	1.4	$177,295
Exercisable as of June 30, 2021	635	$11.32	1.4	$177,295
There were no options granted during the three and six months ended June 30, 2021 and 2020. The total intrinsic value of options exercised during the three months ended June 30, 2021 and 2020 were $38.0 million and $87.2 million, respectively, and $75.4 million and $175.8 million during the six months ended June 30, 2021 and 2020, respectively. There is no remaining unamortized share-based compensation expense.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of June 30, 2021, there was a total of $3.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years. As of June 30, 2021, a total of 5,506,479 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan as of June 30, 2021, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,725	$162.04	$1,032,997
Granted	2,033	318.05
Released	(791)	171.91
Canceled/Forfeited	(210)	171.02
Outstanding at June 30, 2021	3,757	$243.84	$1,092,473
As of June 30, 2021, there was a total of $669.6 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.0 years.
Bonus Plan
The Company's board of directors (the "Board") adopted employee equity bonus plans (the “Bonus Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the three and six months ended June 30, 2021, the Company issued 45,499 and

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
65,260 RSUs, respectively, under the Bonus Plans. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $5.0 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the Bonus Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 10. Income Taxes
The provision for income taxes for the three months ended June 30, 2021 and 2020, was $0.4 million and $0.2 million, respectively, and was $0.9 million and $0.4 million for the six months ended June 30, 2021 and 2020 respectively. The provision for income taxes for the three and six months ended June 30, 2021 and 2020 consisted primarily of foreign income taxes and state minimum taxes. For the three and six months ended June 30, 2021 and 2020, the provision for income taxes differed from the U.S. federal statutory rate primarily due to foreign and state taxes currently payable. The Company realized no benefit for the current year losses due to a full valuation allowance against the U.S. and foreign net deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2021 and December 31, 2020. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and six months ended June 30, 2021, there were no material changes to the total amount of unrecognized tax benefits.
Note 11. Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, and convertible senior notes, to the extent dilutive. For the three months ended June 30, 2021 and the six months ended June 30, 2021 and 2020, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$(110,956)	$509	$(111,142)	$(60,212)
Denominator:
Weighted-average common shares outstanding for basic net income (loss) per share	91,181	88,254	90,909	87,797
Effect of dilutive securities:
Shares of common stock issuable under equity incentive awards outstanding	—	3,514	—	—
Shares of common stock related to convertible senior notes	—	2,377	—	—
Weighted-average common shares outstanding for diluted net income (loss) per share	91,181	94,145	90,909	87,797
Basic net income (loss) per share	$(1.22)	$0.01	$(1.22)	$(0.69)
Diluted net income (loss) per share	$(1.22)	$0.01	$(1.22)	$(0.69)

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares of common stock issuable under equity incentive awards outstanding	4,125	1,611	3,795	5,205
Shares of common stock related to convertible senior notes	—	—	269	2,256
Potential common shares excluded from diluted net loss per share	4,125	1,611	4,064	7,461
Since the Company expects to settle the principal amount on its outstanding 2025 and 2026 Notes in cash and any excess in cash or shares of the Company’s Class A Common Stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A Common Stock for a given period exceeds the conversion price of $360.43 and $424.03 per share for the 2025 and 2026 Notes, respectively.
The denominator for diluted net income per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuance of the 2023, 2025 and 2026 Notes as this effect would be anti-dilutive. In the event of conversion of the Notes, if shares are delivered to the Company under the capped call, they will offset the dilutive effect of the shares that the Company would issue under the Notes.
Note 12. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. as of June 30, 2021 and December 31, 2020 were $4.7 million and $2.1 million, respectively. Total expenses incurred from Google Inc. were $6.3 million and $6.2 million in the three months ended June 30, 2021 and 2020, respectively, and $11.2 million and $12.5 million in the six months ended June 30, 2021 and 2020, respectively.

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
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and six months ended June 30, 2021 and 2020, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale and rental of pre-configured phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
• a regional and global network of resellers;
•carriers including AT&T, Inc. (“AT&T”), TELUS Communications Company (“TELUS”), BT Group plc (“BT”) and Vodafone Group Services Limited ("Vodafone"). In May 2021, we announced partnerships with Verizon Business (“Verizon”) and Deutsche Telekom (“Deutsche”). Under our partnership with Verizon, we launched a co-branded service, RingCentral with Verizon, a seamlessly integrated unified communications as a service (“UCaaS”) solution for enterprise businesses. Pursuant to our partnership with Deutsche, customers will be offered a co-branded version of RCV as Deutsche’s lead stand-alone video solution, which will deliver video meetings and team messaging based on our Message Video Phone (“MVP”) platform;
•strategic partners who market and sell our co-branded solutions directly and through their subsidiaries. Such partnerships include Avaya Holdings Corp. ("Avaya"); Atos SE ("Atos") and its subsidiary, Unify Software and Solutions GmbH & CO. KG ("Unify"); and Alcatel-Lucent Enterprise ("ALE").
Our revenue growth has primarily been driven by our flagship RingCentral Office and RingCentral customer engagement solutions product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as any party that purchases or subscribes to our products and services directly or indirectly through our channel partners. As of June 30, 2021, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and six months ended June 30, 2021 and 2020, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
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
During the reporting period, we saw contributions from new bookings as more businesses transition to RingCentral in the work-from-anywhere environment. We continue to see more customers opting for RingCentral apps on laptops and mobile devices over traditional desktop phones, which has impacted demand for physical phone devices.
At this point, the full extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain. We may experience curtailed customer demand due to reduced customer spend, shortened contract duration, higher churn, lengthened payment terms, credit card declines, potential delays in professional services implementations, and reduction in demand for desktop phones, which could adversely impact our business, results of operations and overall financial performance in future periods. Additionally, the extent of the impact of the COVID-19 pandemic on our operational and financial performance will also depend on certain developments, including the duration and spread of the outbreak, actions taken to contain the virus or its impact, including the availability and widespread acceptance of effective vaccines and the speed at which they are administered to the public, impact on our partners, resellers, employees, vendors and customers, and employee or industry events, all of which are uncertain and cannot be predicted.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2021 was $126.4 million. As such, our ARR at June 30, 2021 was $1.5 billion.
RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that primarily customer subscriptions from RingCentral Office and RingCentral customer engagement solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at June 30, 2021 was $1.4 billion.
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
Our key business metrics for the five quarterly periods ended June 30, 2021 were as follows (dollars in millions):

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$1,516.3	$1,407.4	$1,299.5	$1,179.0	$1,106.5
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$1,431.0	$1,322.3	$1,215.2	$1,091.6	$1,018.3

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Subscriptions	$351,203	$257,038	$676,426	$500,142
Other	28,070	20,947	55,203	45,355
Total revenues	379,273	277,985	731,629	545,497
Cost of revenues
Subscriptions	79,243	56,721	152,490	109,154
Other	25,680	19,916	49,414	40,927
Total cost of revenues	104,923	76,637	201,904	150,081
Gross profit	274,350	201,348	529,725	395,416
Operating expenses
Research and development	76,161	43,519	138,837	84,429
Sales and marketing	203,398	137,633	382,647	268,945
General and administrative	68,172	49,532	123,633	96,868
Total operating expenses	347,731	230,684	645,117	450,242
Loss from operations	(73,381)	(29,336)	(115,392)	(54,826)
Other income (expense), net
Interest expense	(15,942)	(12,598)	(32,220)	(20,100)
Other income (expense)	(21,223)	42,603	37,320	15,086
Other income (expense), net	(37,165)	30,005	5,100	(5,014)
Gain (loss) before income taxes	(110,546)	669	(110,292)	(59,840)
Provision for income taxes	410	160	850	372
Net income (loss)	$(110,956)	$509	$(111,142)	$(60,212)

Percentage of Total Revenues*

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Subscriptions	93%	92%	92%	92%
Other	7	8	8	8
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	21	20	21	20
Other	7	7	7	8
Total cost of revenues	28	28	28	28
Gross profit	72	72	72	72
Operating expenses
Research and development	20	16	19	15
Sales and marketing	54	50	52	49
General and administrative	18	18	17	18
Total operating expenses	92	83	88	83
Loss from operations	(19)	(11)	(16)	(10)
Other income (expense), net
Interest expense	(4)	(5)	(4)	(4)
Other income (expense)	(6)	15	5	3
Other income (expense), net	(10)	11	1	(1)
Gain (loss) before income taxes	(29)	—	(15)	(11)
Provision for income taxes	—	—	—	—
Net income (loss)	(29)%	—%	(15)%	(11)%
* Percentages may not add up due to rounding.
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues
Subscriptions	$351,203	$257,038	$94,165	37%	$676,426	$500,142	$176,284	35%
Other	28,070	20,947	7,123	34%	55,203	45,355	9,848	22%
Total revenues	$379,273	$277,985	$101,288	36%	$731,629	$545,497	$186,132	34%
Percentage of revenues
Subscriptions	93%	92%			92%	92%
Other	7	8			8%	8%
Total	100%	100%			100%	100%
Subscriptions revenue. Subscriptions revenue increased by $94.2 million, or 37%, for the three months ended June 30, 2021, and $176.3 million, or 35%, for the six months ended June 30, 2021, as compared to the respective prior year period. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market and increase sales through our direct and indirect sales channels. Although we expect to continue to add new customers and for existing customers to increase their usage of our product, we will continue to monitor the COVID-19 pandemic carefully and its impact on customer demand, contract duration, churn, payment terms, and credit card declines. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, could also cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services.
Other revenues increased by $7.1 million, or 34%, for the three months ended June 30, 2021, and $9.8 million, or 22%, for the six months ended June 30, 2021, as compared to the respective prior year period, primarily due to the increase in product sales and professional services resulting from the overall growth in our business. Due to shelter in place restrictions adopted in many jurisdictions and continuing office closures in response to the COVID-19 pandemic, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the COVID-19 pandemic carefully and its impact on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of revenues
Subscriptions	$79,243	$56,721	$22,522	40%	$152,490	$109,154	$43,336	40%
Other	25,680	19,916	5,764	29%	49,414	40,927	8,487	21%
Total cost of revenues	$104,923	$76,637	$28,286	37%	$201,904	$150,081	$51,823	35%
Gross margins
Subscriptions	77%	78%			77%	78%
Other	9%	5%			10%	10%
Total gross margin %	72%	72%			72%	72%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $22.5 million, or 40%, for the three months ended June 30, 2021 as compared to the respective prior year period. The primary drivers of the increase were increases in infrastructure support costs of $8.0 million, third-party costs to support our solution offerings of $4.6 million, personnel and contractor-related costs of $5.5 million, and amortization of acquired intangible assets of $3.3 million. Personnel and contactor related costs includes share-based compensation expense of $2.9 million. Gross margin remained relatively consistent period over period.
Cost of subscriptions revenues increased by $43.3 million, or 40%, for the six months ended June 30, 2021, as compared to the respective prior year period. The primary drivers of the increase were increases in infrastructure support costs of $15.1 million, third-party costs to support our solution offerings of $11.5 million, personnel and contractor-related costs of $9.1 million, and amortization of acquired intangibles of $6.2 million. Personnel and contactor related costs includes share-based compensation expense of $4.2 million. Gross margin remained relatively consistent period over period.
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
Other cost of revenues and gross margin. Cost of other revenues increased by $5.8 million, or 29%, for the three months ended June 30, 2021 as compared to the respective prior year period. This was primarily due to an increase cost of product sales of $3.0 million, and personnel costs of $2.2 million including share-based compensation expense. Other revenue gross margin fluctuated based on timing of completion of professional services projects and transaction price for product sales.

Cost of other revenues increased by $8.5 million, or 21%, for the six months ended June 30, 2021, as compared to the respective prior year period. This was primarily due to an increase in personnel costs of $4.5 million including share-based compensation expense, cost of product sales of $3.4 million, and professional fees of $1.1 million. Other revenue gross margin remained relatively consistent period over period.
We continue to monitor the impact of the COVID-19 pandemic on timing of professional services and transaction price of product sales.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$76,161	$43,519	$32,642	75%	$138,837	$84,429	$54,408	64%
Percentage of total revenues	20%	16%			19%	15%
Research and development expenses increased by $32.6 million, or 75%, for the three months ended June 30, 2021 as compared to the respective prior year period, primarily due to $27.4 million increase in personnel and contractor costs, $3.9 million in overhead costs to support our research and development efforts, and $1.3 million in professional fees. The increase in personnel and contractor costs was mainly driven by $15.1 million relating to headcount growth and $11.4 million to share-based compensation expense primarily driven by equity awards granted to new and existing employees.
Research and development expenses increased by $54.4 million, or 64%, for the six months ended June 30, 2021, as compared to the respective prior year period, primarily driven by $45.2 million increase in personnel and contractor costs, $5.8 million in overhead costs to support our research and development efforts, and $3.5 million in professional fees. The increase in personnel and contractor costs was mainly driven by $25.8 million relating to headcount growth and $17.1 million to share-based compensation expense primarily driven by equity awards granted to new and existing employees.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$203,398	$137,633	$65,765	48%	$382,647	$268,945	$113,702	42%
Percentage of total revenues	54%	50%			52%	49%
Sales and marketing expenses increased by $65.8 million, or 48%, for the three months ended June 30, 2021 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $35.3 million, third-party commissions of $24.4 million, and amortization of deferred sales commission costs of $6.9 million. Of the total increase in personnel and contractor costs, $13.0 million was primarily due to headcount growth and approximately $20.7 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees.
Sales and marketing expenses increased by $113.7 million, or 42%, for the six months ended June 30, 2021, as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $59.9 million, third-party commissions of $44.2 million, and amortization of deferred sales commission costs of $12.7 million. Of the total increase in personnel and contractor costs, $28.1 million was primarily due to headcount growth and approximately $30.7 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees.

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
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General and administrative	$68,172	$49,532	$18,640	38%	$123,633	$96,868	$26,765	28%
Percentage of total revenues	18%	18%			17%	18%
General and administrative expenses increased by $18.6 million, or 38%, for the three months ended June 30, 2021 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $13.5 million, overhead costs of $3.3 million, and business fees and taxes of $1.0 million. Of the total increase in personnel and contractor costs, $10.2 million was mainly due to higher share-based compensation expense driven by equity awards granted to new and existing employees.
General and administrative expenses increased by $26.8 million, or 28%, for the six months ended June 30, 2021, as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $16.7 million, overhead costs of $6.5 million, and business fees and taxes of $2.9 million. Of the total increase in personnel and contractor costs, $10.8 million was mainly due to higher share-based compensation expense primarily by equity awards granted to new and existing employees.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.
Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense	$(15,942)	$(12,598)	$(3,344)	nm	$(32,220)	$(20,100)	$(12,120)	nm
Other income (expense)	(21,223)	42,603	(63,826)	nm	37,320	15,086	22,234	nm
Other income (expense), net	$(37,165)	$30,005	$(67,170)	nm	$5,100	$(5,014)	$10,114	nm
nm - not meaningful
Other income (expense), net decreased by $67.2 million for the three months ended June 30, 2021, as compared to the respective prior year period. Interest expense was higher by $3.3 million mainly due to increase in the amortization of debt discount and issuance costs from our 2026 Notes issued in the third quarter of 2020. Other expense, net was higher by $63.8 million, primarily due to an increase of $61.6 million in net unrealized loss recognized on our long-term investments, which was driven by change in the investee’s stock price and $1.1 million loss on the redemption of our 2023 Notes.
Other income (expense), net increased by $10.1 million for the six months ended June 30, 2021, as compared to the respective prior year period. Interest expense was higher by $12.1 million mainly due to increase in the amortization of debt discount and issuance costs from our 2025 and 2026 Notes issued in the first and third quarter of 2020. Other income, net was higher by $22.2 million, due to an increase of $18.1 million net unrealized gain recognized on our long-term investments, which fluctuates due to volatility in investee’s stock price, lower loss of $5.5 million on the partial repurchase and redemption of our 2023 Notes, partially offset by a $1.4 million decrease in interest income on our investments as a result of a reduction in interest rates.
We expect the gain or loss on our long-term investments to continue to fluctuate due to changes in the investee’s stock price.
We expect interest income to further reduce in the future due to interest rate volatility in the current macroeconomic environment and reduction of our investments in money market funds.

Net Income (Loss)
Net loss increased by $111.5 million for the three months ended June 30, 2021, as compared to the respective prior year period, mainly due to non-cash items including an increase of $61.6 million unrealized net loss recognized from our long-term investments primarily driven by change in the investee’s stock price, $46.1 million higher share-based compensation expense primarily driven by equity awards granted to new and existing employees, and $3.4 million increase in amortization of acquired intangible assets.
Net loss increased by $50.9 million for the six months ended June 30, 2021, as compared to the respective prior year period, mainly due to non-cash items including $64.5 million higher share-based compensation expense primarily driven by equity awards granted to new and existing employees, and $12.1 million increase in interest expense from the amortization of debt discount and issuance costs from our convertible senior notes, partially offset by $18.1 million unrealized net gain recognized from our long-term investments primarily driven by change in the investee’s stock price, and $5.5 million lower loss due to the partial repurchase and redemption of our convertible senior notes.
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
As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $325.3 million and $639.9 million, respectively. In March 2021, we delivered a notice of full redemption to redeem the remaining $41.2 million aggregate principal of our 2023 Notes. During the three months ended June 30, 2021, we settled the redemption by paying $160.1 million in cash. The outstanding capped call transaction relating to the 2023 Notes can be settled for cash proceeds of up to $210 million, which will be an additional source of cash. For additional details, refer to Note 6, Convertible Senior Notes, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in compliance with all covenants under the 2026 and 2025 Notes as of June 30, 2021.
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

    The table below provides selected cash flow information (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$61,471	$40,109
Net cash used in investing activities	(43,608)	(32,602)
Net cash provided by (used in) financing activities	(332,236)	423,079
Effect of exchange rate changes	(183)	(436)
Net increase (decrease) in cash and cash equivalents	$(314,556)	$430,150
Net Cash Provided By Operating Activities
Cash used in or provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, payments under strategic arrangements, and amounts attributable to repayment of convertible notes.
Net cash provided by operating activities was $61.5 million for the six months ended June 30, 2021. The cash flow from operating activities was driven by timing of cash receipts from customers and carriers, offset by cash payments for personnel related costs and to vendors.
Net cash provided by operating activities for the six months ended June 30, 2021, increased by $21.4 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections, and also redemption of our 2023 Notes related to interest.
Net Cash Used In Investing Activities
Our primary investing activities have consisted of our purchase of capital expenditures and internal-use software, and intangible assets and long-term investments. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $43.6 million for the six months ended June 30, 2021, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software of $34.0 million and our acquisition of intellectual property of $9.3 million in the first half of 2021 to complement and support our product development and enhancement initiatives.
Net cash used in investing activities for the six months ended June 30, 2021 increased by $11.0 million as compared to the respective prior year period. The increase was primarily due to our acquisition of intellectual property of $9.3 million in the first half of 2021, and increased investment in capital expenditures and internal-use software development of $1.4 million.
Net Cash Provided By (Used In) Financing Activities
Our primary financing activities have consisted of our partial conversions and redemption of our 2023 Notes, partially offset by raising proceeds through the issuance of stock under our stock plans.
Net cash used in financing activities was $332.2 million for the six months ended June 30, 2021. This was primarily due to cash paid of $333.6 million for conversion requests and redemption of our 2023 Notes in the first half of 2021, $11.6 million for net taxes paid in connection with our stock plans, and $3.6 million settlement of our contingent consideration in connection with prior business acquisition, partially offset by $18.9 million proceeds from issuance of stock in connection with our stock plans.
Net cash used in financing activities for the six months ended June 30, 2021 increased by $755.3 million as compared to the respective prior year period primarily due to proceeds from both our 2026 Notes and 2025 Notes issued in 2020, offset by conversion requests and settlement of the 2023 Notes. Refer to Note 6, Convertible Senior Notes, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities plus cash paid for strategic partnerships and repayments of convertible senior notes attributable to debt discount, reduced by purchases of property and equipment and capitalized internal-use software. We believe information regarding free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations, and should be considered alongside our other GAAP-based financial liquidity performance measures, such as net cash provided by operating activities and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$61,471	$40,109
Repayment of convertible senior notes attributable to debt discount	10,131	14,230
Non-GAAP net cash provided by operating activities	71,602	54,339
Purchases of property and equipment	(14,385)	(15,581)
Capitalized internal-use software	(19,600)	(17,021)
Non-GAAP free cash flow	$37,617	$21,737
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

Off-balance Sheet Arrangements
During the six months ended June 30, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, will cause variability in our revenue. However, this impact has not been significant during the three and six months ended June 30, 2021. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and six months ended June 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of June 30, 2021, we had cash and cash equivalents of $325.3 million. We invest our cash and cash equivalents in short-term money market funds. We have experienced a decline in the interest rates associated with money market funds over the last several quarters. Declines in interest rates would reduce future interest income. For the three and six months ended June 30, 2021, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further reduce in the future due to interest rate volatility in the current macroeconomic environment.
As of June 30, 2021, we had $844.2 million and $522.3 million outstanding from our 2025 Notes and 2026 Notes (collectively the "Notes"), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
Market Risk
As of June 30, 2021, we had long-term investments in convertible and redeemable preferred stock of $247.5 million. These equity investments are subject to market related risks that could decrease or increase the fair value of our holdings. These equity investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including the potential impacts from COVID-19. A fluctuation in the investee's stock price, volatility or a combination of both could have an adverse impact on the fair value of our investment. A hypothetical adverse stock price or volatility change of 10% could have resulted in a potential decrease of up to $19.8 million in the fair-value of our investment as of June 30, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. See the section entitled “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of these known or unknown risks or uncertainties actually occurs and have a material adverse effect on us, our business, financial condition and results of operations could be seriously harmed. In addition, the impacts of the COVID-19 pandemic and the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not currently aware of.
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
•Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Atos/Unify, Alcatel-Lucent Enterprise, Vodafone, Deutsche Telekom, Verizon Business and others, which may not be successful.
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
The extent to which the global COVID-19 pandemic continues to impact our results will depend on future developments, which are uncertain and cannot be fully predicted, including the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the effectiveness of actions taken by governments and private businesses to attempt to contain and treat the disease, the availability and widespread acceptance of effective vaccines and the speed at which they are administered to the public, and the severity of breakthrough cases and COVID-19 variants. Any prolonged shutdown of a significant portion of global economic activity or downturn in the global economy, along with any adverse effects on industries in which our customers operate, could materially and adversely impact our business, results of operations and financial condition.
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
The COVID-19 pandemic has continued to spread across the globe and impact worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. We are requiring most of our employees around the globe to work remotely and our offices in the United States remain closed. We have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another, our customers and prospective customers, resellers and other channel partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer and other commercial contracts in a timely manner and our ability to source, assess, negotiate, and successfully implement and execute on, and realize the benefits of, acquisitions, investments, strategic partnerships and other strategic transactions, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic has and will continue to disrupt the operations of our customers, resellers and other channel partners, strategic partners, suppliers and other third-party providers for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could continue to negatively impact our business, financial condition and results of operations. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. We may also incur further costs and face increased risks of non-payment by our customers by opting not to discontinue services to non-paying customers for reasons such as maintaining goodwill or if required by local regulations. More generally, although the U.S. economy has recovered since the early onset of the COVID-19 pandemic, the ongoing pandemic and preventative measures taken worldwide could adversely affect economies and financial markets globally in the future, which could decrease technology spending and continue to adversely affect demand for our solutions and harm our business. The full extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain.

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
Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Atos/Unify, Alcatel-Lucent Enterprise, Vodafone, Deutsche Telekom, Verizon Business and others, which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationships with Avaya Holdings Corp. (“Avaya”) and its subsidiaries, Atos SE (“Atos”) and its subsidiaries, including Unify Software and Solutions GmbH & CO. KG (“Unify”), and ALE Holding (“ALE Holding”) and its subsidiaries, including ALE International (“ALE International” and together “ALE”), Vodafone Business (“Vodafone”) and its subsidiaries, Deutsche Telekom (“DT”), and its subsidiaries and Verizon Business (“Verizon”) and its subsidiaries will depend in part on our ability to work with our strategic partners to develop, market and sell co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), Unify Office by RingCentral (“UO”), and Rainbow Office powered by RingCentral (“Rainbow Office”). Setting up and maintaining the operations and processes of these strategic partnerships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing ACO, UO, Rainbow Office and other co-branded solutions to market may take longer than anticipated or fail to materialize, which could negate or reduce our anticipated benefits and revenue opportunities. In addition, we must be successful in marketing and selling ACO to realize the benefits of our prepayment to Avaya of $345 million in our Class A Common Stock. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations.

We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premise, hardware business communications providers such as ALE, Avaya Inc., Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our carriers and strategic partners, such as AT&T, BT, TELUS, Avaya, Vodafone, DT, Verizon and Atos sell or are expected to sell our solutions, but they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other cloud companies and established communications providers that resell on-premise hardware, software, and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., Fuze, Inc., StarBlue, Inc., Intermedia.net, Inc., J2 Global, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the U.S., TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp., and Slack Technologies, Inc., on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc. (which has announced it will be acquired by Zoom Video Communications, Inc.), NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC, Talkdesk, Inc., Vonage Holdings Corp., salesforce.com, inc., and Twilio Inc. We also face competition from digital engagement vendors such as eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc., among others named above that may offer similar features.
Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified offerings, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of these service providers have in the past and may choose in the future to sacrifice revenues in order to gain market share by offering their services at lower prices or for free, or offering alternative pricing models, such as “freemium” pricing, in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer. Our competitors may also offer bundled service arrangements offering a more complete service offering, despite the technical merits or advantages of our subscriptions. In addition, some of the commercially available solutions in the markets in which we compete, such as video and web conferencing solutions of our competitors, including Zoom Video Communications, Inc. and Microsoft Corporation, have seen dramatically increased adoption, usage and publicity in connection with the global response to the COVID-19 pandemic. Competition could result in a decrease to our prices, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share.

We rely and may in the future rely significantly on our strategic partners, resellers, and carriers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, TELUS, Avaya, Atos (through its subsidiary Unify), ALE, Vodafone, DT and Verizon also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, we entered into a revised agreement with AT&T, under which AT&T resumed reselling our solutions, and sales of our solutions by AT&T have increased as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We have also entered into certain agreements for strategic partnerships with Avaya, Atos, ALE, Vodafone, DT and Verizon to sell certain of our solutions. Avaya introduced the ACO solution at the end of the first quarter of 2020, Atos and Unify introduced the UO solution during the third quarter of 2020, and ALE introduced the Rainbow Office solution during the first quarter of 2021; however, there can be no guarantee that Avaya, Atos, Unify, ALE, Vodafone, DT, Verizon and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. If AT&T, Avaya, Atos, Unify, ALE, Vodafone, DT, Verizon and/or any of their respective channel partners are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and other channel partners, carriers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. Further, the ability of our resellers, carriers and strategic partners to market and sell our solutions could be adversely impacted by the COVID-19 pandemic. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers and other channel partners, carriers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
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
In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, although we introduced our own video and web conferencing solution in April 2020, many of our customers continue to use Zoom Video Communications, Inc. for HD video and web conferencing and screen sharing features, Bandwidth.com for texting capabilities, and NICE inContact, Inc. for contact center capabilities. In the future, we may not continue to have long-term contracts with any or all of these third-party providers. Any of these service providers could elect or attempt to stop providing us with access to their services or our contracts with these third-party providers may terminate, expire, or be breached. If any of these service providers ceases to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations. Furthermore, in light of the on-going litigation with Zoom Video Communications, Inc., we are no longer offering or selling RingCentral Meetings to new customers and are instead offering our own RingCentral Video solution to new and prospective customers. Our inability to offer and sell RingCentral Meetings may cause some prospective customers not to purchase our services and/or existing customers not to renew their contracts for our services or to renew for a fewer number of seats.
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
Customer turnover, as well as reductions in the number of users for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our subscriptions, the value proposition of our subscriptions or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. In addition, any economic downturn resulting from the COVID-19 pandemic could cause financial hardship for our customers, decrease technology spending and materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, or cause our customers to seek a decrease in the number of users or solutions for which they subscribe. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing expenditures could harm our business and results of operations.
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
Some of our potential customers learn about us through leading search engines, such as Google, Yahoo!, and Microsoft Bing. While we employ search engine optimization and search engine marketing strategies, our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, or if search engine companies restrict or prohibit us from using their services, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in search costs could materially and adversely affect our customer acquisition efforts and our results of operations.
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
•deterioration of political relations between the U.S. and other countries in which we operate, particularly Russia, Ukraine, China, and the Philippines; and
•political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the U.S. against these countries, all of which could have a material adverse effect on our operations.
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
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our investment in and strategic partnerships with Avaya, Atos, ALE, Vodafone, DT and Verizon. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
In addition, volatility in the credit markets, including any due to the COVID-19 pandemic, may have an adverse effect on our ability to obtain debt financing. The conversion of our 0% convertible senior notes due 2025 (the “2025 Notes”) and our 0% convertible senior notes due 2026 (the “2026 Notes” and, together with the 2025 Notes, the “Notes”) and any future issuances of other equity or any future issuances of equity or convertible debt securities could result in significant dilution to our existing stockholders, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.
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
Until recently, we used the EU-U.S. Privacy Shield framework as well as the Swiss-U.S. Privacy Shield framework and EU Standard Contractual Clauses (“Model Clauses”) to protect data exports between the European Economic Area (the “EEA”) and U.S. On July 16, 2020, the Court of Justice of the European Union, invalidated the EU-U.S. Privacy Shield as a mechanism to transfer EU personal data to the U.S. and imposed additional requirements for data transfers under Model Clauses. On September 8, 2020 the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the U.S. pursuant to Swiss data protection law. We rely on alternative data transfer mechanisms such as the Model Clauses where we previously relied on the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. Data protection authorities may require measures be put in place in addition to Model Clauses for transfers to countries outside of the EEA, Switzerland and the U.K. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following this decision, and we and our customers face the potential for regulators in the EEA, Switzerland or the U.K. to apply different standards to the transfer of personal data from the EEA, Switzerland or the U.K. to the U.S. and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland and the U.K. to the U.S and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf.
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

Following the U.K.’s exit from the EU on January 31, 2020 the U.K. largely adopted the EU rules on cross border data flows, but allowed flexibility to diverge. Anticipated developments and future regulatory guidance may, however, result in varying requirements as well as varying interpretations regarding the industry-standard measures that we, and other companies, have taken, and as such, may require ongoing investments in our compliance program. Uncertainty regarding some details for such cross-border data transfers lingers. For example, we are preparing to adopt the updated Model Clauses for the European Commission with our customers and our suppliers, and monitoring potential developments with similar clauses for the Swiss Administration or the U.K. If we are unable to take necessary and additional measures as may be required, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was approved by California voters. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. Colorado enacted a similar law, the Colorado Privacy Act, on June 8, 2021, which will take effect on July 1, 2023.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 261 issued patents, which expire between 2022 and 2040. We also have 45 patent applications pending examination in the U.S. and 7 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We have also acquired patents in connection with a strategic partnership that are currently pending assignment in their respective patent offices. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our "common stock"), has 10 votes per share, and our Class A Common Stock has one vote per share. Stockholders who hold shares of Class B Common Stock, including our founders, previous investors and our executive officers, employees and directors and their affiliates, together hold approximately 55% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
    None.
Item 3. Default Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
    None.
Item 6. Exhibits.
    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1+	2021 NEO Equity Compensation Program Questions and Answers	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith
___________________________
+    Indicates a management or compensatory plan
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RingCentral, Inc.

Date: August 6, 2021	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2021	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)