Form 10-Q
period 2021-09-30
RingCentral, Inc.
filed 2021-11-09
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of October 29, 2021, there were 82,113,259 shares of Class A Common Stock issued and outstanding and 10,048,328 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$345,152	$639,853
Accounts receivable, net	216,126	176,034
Deferred and prepaid sales commission costs	91,948	63,726
Prepaid expenses and other current assets	40,371	46,516
Total current assets	693,597	926,129
Property and equipment, net	158,779	142,208
Operating lease right-of-use assets	48,038	51,115
Long-term investments	199,655	213,176
Deferred and prepaid sales commission costs, non-current	709,347	667,779
Goodwill	56,012	57,313
Acquired intangibles, net	92,346	118,313
Other assets	7,729	8,564
Total assets	$1,965,503	$2,184,597
Liabilities, Temporary Equity, and Stockholders' Equity
Current liabilities
Accounts payable	$46,831	$54,043
Accrued liabilities	259,380	210,654
Current portion of convertible senior notes, net	—	31,148
Deferred revenue	169,399	142,223
Total current liabilities	475,610	438,068
Convertible senior notes, net	1,382,406	1,375,320
Operating lease liabilities	34,176	38,722
Other long-term liabilities	28,050	20,241
Total liabilities	1,920,242	1,872,351

Commitments and contingencies (Note 8)
Temporary equity	—	3,787

Stockholders' equity
Common stock	9	9
Additional paid-in capital	673,422	673,950
Accumulated other comprehensive income	2,029	6,806
Accumulated deficit	(630,199)	(372,306)
Total stockholders' equity	45,261	308,459
Total liabilities, temporary equity and stockholders’ equity	$1,965,503	$2,184,597

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Subscriptions	$385,440	$279,639	$1,061,866	$779,781
Other	29,189	23,985	84,392	69,340
Total revenues	414,629	303,624	1,146,258	849,121
Cost of revenues
Subscriptions	84,229	60,531	236,719	169,685
Other	26,220	21,783	75,634	62,710
Total cost of revenues	110,449	82,314	312,353	232,395
Gross profit	304,180	221,310	833,905	616,726
Operating expenses
Research and development	84,121	48,481	222,958	132,910
Sales and marketing	225,111	152,986	607,758	421,931
General and administrative	78,083	49,513	201,716	146,381
Total operating expenses	387,315	250,980	1,032,432	701,222
Loss from operations	(83,135)	(29,670)	(198,527)	(84,496)
Other income (expense), net
Interest expense	(15,977)	(12,680)	(48,197)	(32,780)
Other income (expense)	(47,062)	21,824	(9,742)	36,910
Other income (expense), net	(63,039)	9,144	(57,939)	4,130
Loss before income taxes	(146,174)	(20,526)	(256,466)	(80,366)
Provision for income taxes	577	431	1,427	803
Net loss	$(146,751)	$(20,957)	$(257,893)	$(81,169)
Net loss per common share
Basic and diluted	$(1.60)	$(0.24)	$(2.83)	$(0.92)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	91,811	89,173	91,213	88,259
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(146,751)	$(20,957)	$(257,893)	$(81,169)
Other comprehensive (loss) income
Foreign currency translation adjustments, net	(2,576)	2,420	(4,777)	1,574
Comprehensive loss	$(149,327)	$(18,537)	$(262,670)	$(79,595)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2020	90,430	$9	$673,950	$6,806	$(372,306)	$308,459
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	438	—	(3,708)	—	—	(3,708)
Share-based compensation	—	—	59,993	—	—	59,993
Equity component from repurchase or redemption of convertible senior notes	—	—	(147,740)	—	—	(147,740)
Temporary equity reclassification	—	—	(338)	—	—	(338)
Changes in other comprehensive income	—	—	—	(3,412)	—	(3,412)
Net loss	—	—	—	—	(186)	(186)
Balance as of March 31, 2021	90,868	9	582,157	3,394	(372,492)	213,068
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	642	—	10,999	—	—	10,999
Share-based compensation	—	—	95,685	—	—	95,685
Equity component from repurchase or redemption of convertible senior notes	—	—	(121,844)	—	—	(121,844)
Temporary equity reclassification	—	—	4,124	—	—	4,124
Changes in other comprehensive income	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	(110,956)	(110,956)
Balance as of June 30, 2021	91,510	9	571,121	4,605	(483,448)	92,287
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	652	—	(2,548)	—	—	(2,548)
Share-based compensation	—	—	104,849	—	—	104,849
Changes in other comprehensive income	—	—	—	(2,576)	—	(2,576)
Net loss	—	—	—	—	(146,751)	(146,751)
Balance as of September 30, 2021	92,162	$9	$673,422	$2,029	$(630,199)	$45,261

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2019	86,940	$9	$1,033,053	$1,948	$(289,310)	$745,700
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	875	—	(5,549)	—	—	(5,549)
Share-based compensation	—	—	37,001	—	—	37,001
Equity component of convertible senior notes, net of issuance costs	—	—	192,442	—	—	192,442
Purchase of capped calls related convertible senior notes	—	—	(60,900)	—	—	(60,900)
Equity component from repurchase or redemption of convertible senior notes	—	—	(355,932)	—	—	(355,932)
Changes in other comprehensive income	—	—	—	(1,617)	—	(1,617)
Net loss	—	—	—	—	(60,721)	(60,721)
Balance as of March 31, 2020	87,815	9	840,115	331	(350,031)	490,424
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	870	—	8,550	—	—	8,550
Share-based compensation	—	—	52,129	—	—	52,129
Equity component from repurchase or redemption of convertible senior notes	—	—	(4,051)	—	—	(4,051)
Temporary equity reclassification	—	—	(6,756)	—	—	(6,756)
Changes in other comprehensive income	—	—	—	771	—	771
Net income	—	—	—	—	509	509
Balance as of June 30, 2020	88,685	9	889,987	1,102	(349,522)	541,576
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	580	—	(6,576)	—	—	(6,576)
Share-based compensation	—	—	53,640	—	—	53,640
Equity component of convertible senior notes, net of issuance costs	—	—	136,838	—	—	136,838
Purchase of capped calls related convertible senior notes	—	—	(41,795)	—	—	(41,795)
Equity component from repurchase or redemption of convertible senior notes	320	—	(372,227)	—	—	(372,227)
Temporary equity reclassification	—	—	4,822	—	—	4,822
Changes in other comprehensive income	—	—	—	2,420	—	2,420
Net loss	—	—	—	—	(20,957)	(20,957)
Balance as of September 30, 2020	89,585	$9	$664,689	$3,522	$(370,479)	$297,741

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(257,893)	$(81,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,223	53,563
Share-based compensation	254,749	137,410
Amortization of deferred and prepaid sales commission costs	53,307	33,060
Amortization of debt discount and issuance costs	47,980	32,613
Loss on early extinguishment of debt	1,736	12,323
Repayment of convertible senior notes attributable to debt discount	(10,131)	(32,640)
Reduction of operating lease right-of-use assets	13,320	11,478
Unrealized loss (gain) on investments	14,346	(41,453)
Provision for bad debt	5,384	3,909
Other	1,463	(1)
Changes in assets and liabilities:
Accounts receivable	(45,476)	(27,502)
Deferred and prepaid sales commission costs	(125,181)	(183,745)
Prepaid expenses and other assets	7,849	(14,291)
Accounts payable	(4,472)	5,180
Accrued and other liabilities	55,971	49,449
Deferred revenue	27,176	20,128
Operating lease liabilities	(13,851)	(11,019)
Net cash provided by (used in) operating activities	104,500	(32,707)
Cash flows from investing activities
Purchases of property and equipment	(21,787)	(33,992)
Capitalized internal-use software	(30,932)	(28,049)
Purchases of intangible assets and long-term investments	(10,463)	—
Net cash used in investing activities	(63,182)	(62,041)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,627,209
Payments for repurchase or redemption of convertible senior notes	(333,632)	(1,019,813)
Payments for capped calls and transaction costs	—	(102,695)
Proceeds from issuance of stock in connection with stock plans	21,738	24,123
Payments for taxes related to net share settlement of equity awards	(16,995)	(27,698)
Payment for contingent consideration for business acquisition	(3,600)	(3,548)
Repayment of financing obligations	(2,804)	(1,215)
Net cash provided by (used in) financing activities	(335,293)	496,363
Effect of exchange rate changes	(726)	337
Net increase (decrease) in cash, cash equivalents, and restricted cash	(294,701)	401,952
Cash, cash equivalents, and restricted cash
Beginning of period	639,853	343,606
End of period	$345,152	$745,558
Supplemental disclosure of cash flow data:
Cash paid for interest	$246	$190
Cash paid for income taxes, net of refunds	$1,062	$512
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$7,639	$7,879
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
The novel coronavirus (“COVID-19”) pandemic has created and may continue to create significant uncertainty in macroeconomic conditions. The full extent to which the COVID-19 pandemic will directly or indirectly impact the global economy, and its impact on Company’s operational and financial performance will depend on future developments, such as the duration, severity and spread of the outbreak, including potential recurrence of the virus and its variants, impact on the Company’s customers and sales cycles, and its employees, all of which is uncertain and cannot be accurately predicted. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require updating significant estimates or judgments or revising the carrying value of the Company's assets or liabilities as presented in the unaudited interim condensed consolidated financial statements. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations
As of September 30, 2021 and December 31, 2020, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of September 30, 2021 and December 31, 2020, approximately 89% and 90% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR") on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The amendments in this ASU are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
The Company derived over 90% of subscription revenues from RingCentral Office and RingCentral customer engagement solutions products for both of the three and nine months ended September 30, 2021 and 2020.
Deferred revenue
During the three and nine months ended September 30, 2021, the Company recognized revenue of $18.7 million and $132.5 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of September 30, 2021 that has not yet been recognized was approximately $1.7 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 51% of this balance over the next 12 months and 49% thereafter.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, professional services, and phone rentals. Product revenues from the sale of pre-configured phones were $12.9 million and $11.3 million for the three months ended September 30, 2021 and 2020, respectively, and $37.1 million and $31.5 million for the nine months ended September 30, 2021 and 2020, respectively. Cost of product revenues were $11.0 million and $10.2 million for the three months ended September 30, 2021 and 2020, respectively, and $32.7 million and $29.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash	$100,688	$124,853
Money market funds	244,464	515,000
Total cash and cash equivalents	$345,152	$639,853
As of September 30, 2021, $5.5 million in the cash balance above represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$181,698	$148,741
Unbilled accounts receivable	41,832	32,477
Allowance for doubtful accounts	(7,404)	(5,184)
Accounts receivable, net	$216,126	$176,034
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$23,435	$18,497
Inventory	662	551
Other current assets	16,274	27,468
Total prepaid expenses and other current assets	$40,371	$46,516
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer hardware and software	$190,714	$169,093
Internal-use software development costs	125,476	90,361
Furniture and fixtures	8,402	8,217
Leasehold improvements	13,318	12,910
Total property and equipment, gross	337,910	280,581
Less: accumulated depreciation and amortization	(179,131)	(138,373)
Property and equipment, net	$158,779	$142,208
Total depreciation and amortization expense related to property and equipment was $15.5 million and $10.5 million for the three months ended September 30, 2021 and 2020, respectively, and $42.7 million and $27.8 million for the nine months ended September 30, 2021 and 2020, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three and nine months ended September 30, 2021, the Company financed $1.1 million and $3.9 million, respectively, of property, equipment and software licenses through vendor financing arrangements at an interest rate of approximately 3.00% to be repaid over a three-year term. The related equipment is collateralized. The assets purchased under these arrangements are a non-cash investing activity.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2020	$57,313
Foreign currency translation adjustments	(1,301)
Balance at September 30, 2021	$56,012
The carrying values of intangible assets are as follows (in thousands):

		September 30, 2021			December 31, 2020
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	1.8 years	$21,548	$14,910	$6,638	$22,087	$12,289	$9,798
Developed technology	2.8 years	159,688	73,980	85,708	149,987	41,472	108,515
Total acquired intangible assets		$181,236	$88,890	$92,346	$172,074	$53,761	$118,313
Amortization expense from acquired intangible assets for the three months ended September 30, 2021 and 2020 was $12.0 million and $8.6 million, respectively, and $35.5 million and $25.8 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2021 (remaining)	$11,975
2022	41,763
2023	19,600
2024	16,005
2025 onwards	3,003
Total estimated amortization expense	$92,346
Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and benefits	$46,685	$43,225
Accrued sales, use, and telecom related taxes	37,958	31,311
Accrued marketing	36,051	30,332
Operating lease liabilities, short-term	17,189	16,267
Other accrued expenses	121,497	89,519
Total accrued liabilities	$259,380	$210,654

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $19.9 million and $12.4 million for the three months ended September 30, 2021 and 2020, respectively, and $53.3 million and $33.1 million for the nine months ended September 30, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at September 30, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$244,464	$244,464	$—	$—
Noncurrent assets:
Long-term investments	$198,830	$—	$—	$198,830

	Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$515,000	$515,000	$—	$—
Noncurrent assets:
Long-term investments	$213,176	$—	$—	$213,176
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Convertible Senior Notes
As of September 30, 2021, the fair value of the 0% convertible senior notes due 2026 (the “2026 Notes”) was approximately $606.2 million, and 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $981.5 million. The fair value for the convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Long-Term Investments
As of September 30, 2021 and December 31, 2020, the fair value of the Company's long-term investments in convertible and redeemable preferred stock was $198.8 million and $213.2 million, respectively. The Company classifies these

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price, credit spread, and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment and interest rates. These investments are reported at fair value in long-term investments in the Condensed Consolidated Balance Sheets with net unrealized gain (loss) recorded in other income (expense). The Company recorded a loss of $48.7 million for the three months ended September 30, 2021 compared to a gain of $23.3 million for the three months ended September 30, 2020. The Company recorded a loss of $15.3 million for the nine months ended September 30, 2021 compared to a gain of $38.6 million for the nine months ended September 30, 2020. Volatility in the global economic climate and financial markets, including the effects of the COVID-19 pandemic, could result in a significant change in the underlying share-price of the Company’s investees, resulting in a material change in the value of the long-term investments. As of September 30, 2021, the Company had an immaterial amount of investments held in debt and equity securities, in which it had neither a controlling interest nor significant influence. These investments are carried at cost under the measurement alternative as part of long-term investments in the Condensed Consolidated Balance Sheets.
Note 5. Asset Acquisition
On March 18, 2021, the Company entered into an arrangement to acquire intellectual property rights for approximately $8.6 million. The transaction was accounted for as an asset acquisition, which is amortized over its expected useful life of approximately five years.
Note 6. Convertible Senior Notes
In March 2018, the Company issued $460.0 million aggregate principal amount of 0% convertible senior notes due 2023 in a private placement, including the exercise in full of the over-allotment options of the initial purchasers (the "2023 Notes"). The 2023 Notes would have matured on March 15, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $449.5 million. In the second quarter of 2021, the Company redeemed the remaining outstanding principal balance of its 2023 Notes.
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
During the three months ended September 30, 2021, the conditions allowing holders of the 2025 Notes and 2026 Notes to convert were not met. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the indentures are satisfied during future measurement periods.
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
The net carrying amount of the liability component of the Notes as of September 30, 2021 were as follows (in thousands):

	2025 Notes	2026 Notes
Principal	$1,000,000	$650,000
Unamortized discount	(137,991)	(115,111)
Unamortized issuance cost	(7,975)	(6,517)
Net carrying amount	$854,034	$528,372

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of debt discount	$15,122	$11,941	$45,645	$30,821
Amortization of debt issuance cost	776	654	2,335	1,792
Total interest expense related to the Notes	$15,898	$12,595	$47,980	$32,613
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
All of the capped call transactions, including the capped call relating to the 2023 Notes, were outstanding as of September 30, 2021.
Note 7. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2021, non-cancellable leases expire on various dates between 2021 and 2029.
The components of leases are as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$48,038	$51,115

Accrued liabilities	$17,189	$16,267
Operating lease liabilities	34,176	38,722
Total operating lease liabilities	$51,365	$54,989

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$15,858	$12,713

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$10,495	$22,509
As of September 30, 2021, the Company has an additional operating lease of approximately $1 million that has not yet commenced and, as such, has not yet been recognized on the Company’s Consolidated Balance Sheet. This operating lease is expected to commence in the fourth quarter of 2021 with a lease term of three years.
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
TCPA Matter
On November 17, 2017, Joann Hurley (“Hurley”), filed a second amended complaint in an ongoing putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, adding the Company as a named defendant and alleging that the Company and other defendants violated the Telephone Consumer Protection Act (“TCPA”) and regulations promulgated thereunder by allegedly using an automated telephone dialing system to deliver prerecorded political messages to Hurley, an incumbent running for reelection, and others. Hurley alternatively alleged that the Company was vicariously liable for the actions of the other co-defendants. Hurley seeks statutory, compensatory, consequential, incidental and punitive damages, costs, and attorneys’ fees in connection with her claims. The Company was served with the second amended complaint on January 4, 2018. On March 23, 2018, the Company filed a motion to dismiss the complaint for lack of standing and failure to sufficiently state a claim on which relief may be granted. Hurley filed her opposition brief on April 6, 2018, and the Company filed its reply brief on April 13, 2018. On October 4, 2018, the district court issued its memorandum and opinion order granting in part and denying in part the Company’s motion to dismiss. The district court dismissed Hurley’s vicarious liability claim but allowed Hurley’s TCPA claim to proceed. The Company filed its answer and affirmative defenses to the second amended complaint on October 18, 2018. Hurley filed a motion to certify a class on July 9, 2019. The Company and another defendant filed oppositions to the motion, which were fully briefed and are pending decision by the court. Discovery closed on October 25, 2019. The Company filed a motion for summary judgment on November 14, 2019. Hurley opposed the motion, which also has been fully briefed and is pending decision by the court. The parties mediated the case before a private mediator on January 23, 2020, at which time a tentative settlement was achieved. A fairness hearing on the proposed settlement was held on January 25, 2021, at which time the Court tentatively gave final approval of the settlement. The Court thereafter entered its final order and judgment approving the settlement on February 9, 2021. The settlement became effective as of March 12, 2021, and is concluded.

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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. On July 7, 2020, the Court granted the parties’ stipulation to extend time for the Company to respond to the Reuben’s complaint. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed its response on October 18, 2021. This litigation is still in its early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.
Zoom Matter
 On March 11, 2021, Zoom Video Communications, Inc. filed a lawsuit against RingCentral in the U.S. District Court for the Northern District of California. Zoom’s lawsuit alleges that the Company breached the parties’ Strategic Alliance Agreement (“SAA”) and violated Zoom’s trademark rights by selling RingCentral's feature bundles including RingCentral Meetings, the Company’s white-label version of Zoom’s video conferencing services, after Zoom “terminated” the SAA. On March 15, 2021, the Company filed counterclaims against Zoom seeking, among other things, declaratory judgment that the SAA has not been terminated, that Zoom’s trademark claims are barred, and that Zoom is engaging in unfair competition, including by making false statements to customers. On March 17, 2021, the Court granted the Company’s motion and issued a temporary restraining order against Zoom. On March 29, 2021, the Court denied RingCentral’s request for a preliminary injunction against Zoom and dissolved the restraining order which enjoined Zoom from blocking new RingCentral Meetings customer activations for the duration of the parties’ litigation. The Court’s order provides in part that “Zoom is to continue to provide the Service, pursuant to the SAA, to all RingCentral customers who were under contract prior to January 31, 2021. Zoom is not required to provide the Service to any new customer RingCentral contracted with after January 31, 2021.” On June 23, 2021, the parties undertook a mandatory settlement conference in accordance with the Court’s March 29, 2021 order. On April 28, 2021, the Company filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, seeking interlocutory review of the District Court’s order, denying the motion for preliminary injunction. On October 14, 2021, the Court of Appeals affirmed the District Court’s order. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, currently it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit and pursue its claims.

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
Note 9. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$8,311	$3,847	$20,722	$10,419
Research and development	24,636	10,679	58,958	27,918
Sales and marketing	39,736	17,552	98,083	45,165
General and administrative	31,743	19,488	76,986	53,908
Total share-based compensation expense	$104,426	$51,566	$254,749	$137,410
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options	$—	$8	$1	$41
Employee stock purchase plan rights	1,963	1,719	7,071	4,954
Restricted stock units	102,463	49,839	247,677	132,415
Total share-based compensation expense	$104,426	$51,566	$254,749	$137,410
Equity Incentive Plans
As of September 30, 2021, a total of 19,899,005 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of option activity under all of the Company’s equity incentive plans as of September 30, 2021 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	897	$12.02	1.7	$329,151
Exercised	(459)	13.97
Canceled/Forfeited	(2)	27.45
Outstanding at September 30, 2021	436	$9.89	0.8	$90,445
Vested and expected to vest as of September 30, 2021	436	$9.89	0.8	$90,445
Exercisable as of September 30, 2021	436	$9.89	0.8	$90,445
There were no options granted during the three and nine months ended September 30, 2021 and 2020. The total intrinsic value of options exercised during the three months ended September 30, 2021 and 2020 were $47.2 million and $43.9 million, respectively, and $122.5 million and $219.7 million during the nine months ended September 30, 2021 and 2020, respectively. There is no remaining unamortized share-based compensation expense.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of September 30, 2021, there was a total of $1.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. As of September 30, 2021, a total of 5,574,320 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan as of September 30, 2021, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,725	$162.04	$1,032,997
Granted	2,353	309.73
Released	(1,265)	182.38
Canceled/Forfeited	(347)	192.81
Outstanding at September 30, 2021	3,466	$251.75	$754,347
As of September 30, 2021, there was a total of $639.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.8 years.
Bonus Plan
The Company's board of directors (the "Board") adopted employee equity bonus plans (the “Bonus Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the three and nine months ended September 30, 2021, the Company issued 53,902

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
and 119,162 RSUs, respectively, under the Bonus Plans. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $5.3 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the Bonus Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 10. Income Taxes
The provision for income taxes for the three months ended September 30, 2021 and 2020, was $0.6 million and $0.4 million, respectively, and was $1.4 million and $0.8 million for the nine months ended September 30, 2021 and 2020 respectively. The provision for income taxes for the three and nine months ended September 30, 2021 and 2020 consisted primarily of foreign income taxes and state minimum taxes. For the three and nine months ended September 30, 2021 and 2020, the provision for income taxes differed from the U.S. federal statutory rate primarily due to foreign and state taxes currently payable. The Company realized no benefit for the current year losses due to a full valuation allowance against the U.S. and foreign net deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of September 30, 2021 and December 31, 2020. The Company intends to maintain the full valuation allowance on the U.S. and certain foreign net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and nine months ended September 30, 2021, there were no material changes to the total amount of unrecognized tax benefits.
Note 11. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, and convertible senior notes, to the extent dilutive. For the three and nine months ended September 30, 2021 and 2020, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(146,751)	$(20,957)	$(257,893)	$(81,169)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	91,811	89,173	91,213	88,259
Basic and diluted net loss per share	$(1.60)	$(0.24)	$(2.83)	$(0.92)

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock issuable under equity incentive awards outstanding	4,276	4,590	3,955	5,000
Shares of common stock related to convertible senior notes	—	1,378	179	1,963
Potential common shares excluded from diluted net loss per share	4,276	5,968	4,134	6,963
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
Note 12. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. as of September 30, 2021 and December 31, 2020 were $3.9 million and $2.1 million, respectively. Total expenses incurred from Google Inc. were $5.5 million and $5.7 million for the three months ended September 30, 2021 and 2020, respectively, and $16.7 million and $18.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Note 13. Subsequent Events
During October 2021, the Company invested $10 million in cash in registered equity securities of a special purpose acquisition company (“SPAC”), which as a result of a completed merger converted into common shares of the publicly traded company (“ultimate issuer”). The investment gives us neither a controlling interest nor a significant influence in the SPAC or the ultimate issuer.
On November 8, 2021, the Company entered into a strategic partnership with Mitel US Holdings, Inc. and certain of its affiliates (collectively, “Mitel”). The Company will be Mitel’s exclusive provider of Unified Communications as a Service (“UCaaS”) offerings. The Company also acquired certain intellectual property rights for a total consideration of up to $650 million, of which $50 million is held back to cover potential claims and certain events post-closing. The Company paid $300 million in the form of cash and approximately $300 million in the form of 1,281,504 shares of Class A Common Stock, par value $0.0001 per share (at a per share value of $234.10, which is equal to the closing price of the Class A Common Stock on the New York Stock Exchange on November 5, 2021). The Company also entered into the Investment Agreement with Searchlight II MLN, L.P. (“Searchlight Investor”), pursuant to which the Company sold to Searchlight Investor, in a private placement under the Securities Act of 1933, as amended, 200,000 shares of newly-issued Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $200 million. The Series A Preferred Stock issued to Searchlight Investor pursuant to the Investment Agreement will be convertible into shares of the Company's Class A Common Stock, par value $0.0001 per share, at an initial conversion price of $269.22 per share.

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
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and nine months ended September 30, 2021 and 2020, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale and rental of pre-configured phones and professional services. We do not develop, manufacture, or otherwise touch the delivery of physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
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
•strategic partners who market and sell our co-branded solutions directly and through their subsidiaries. Such partnerships include Avaya Holdings Corp. ("Avaya"); Atos SE ("Atos") and its subsidiary, Unify Software and Solutions GmbH & CO. KG ("Unify"); and Alcatel-Lucent Enterprise ("ALE"). In September 2021, we announced that MCM Telecom ("MCM") will offer a co-branded solution called RingCentral for Symphony, which will be the lead MCM UCaaS offering to all business customers serving the enterprise market in Mexico.
Our revenue growth has primarily been driven by our flagship RingCentral Office and RingCentral customer engagement solutions product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as any party that purchases or subscribes to our products and services directly or indirectly through our channel partners. As of September 30,

2021, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and nine months ended September 30, 2021 and 2020, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
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
At this point, the full extent to which the COVID-19 pandemic may impact our financial condition or results of operations continues to be uncertain. We may experience curtailed customer demand due to reduced customer spend, shortened contract duration, higher churn, lengthened payment terms, credit card declines, potential delays in professional services implementations, and reduction in demand for desktop phones, which could adversely impact our business, results of operations and overall financial performance in future periods. Additionally, the extent of the impact of the COVID-19 pandemic on our operational and financial performance will also depend on certain developments, including the duration and spread of the outbreak, actions taken to contain the virus or its impact, including the availability and widespread acceptance of effective vaccines and the speed at which they are administered to the public, the severity of breakthrough cases and COVID-19 variants, impact on our partners, resellers, employees, vendors and customers, and employee or industry events, all of which are uncertain and cannot be predicted.
While our revenues and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic, may not be fully reflected in our results of operations and overall financial performance until future periods.
In response to the COVID-19 pandemic, we continue to focus on maintaining business continuity, helping our employees, customers and communities, and preparing for the future and the long-term success of our business. For example, to support the health and well-being of our employees, customers, partners and communities in response to the COVID-19 pandemic, the vast majority of our employees are working remotely and we have shifted some of our customer events to virtual-only experiences, and we have and may deem it advisable to continue to alter, postpone or cancel entirely customer, employee or industry events in the future. The changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
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

Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2021 was $136.3 million. As such, our ARR at September 30, 2021 was $1.6 billion.
RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that primarily customer subscriptions from RingCentral Office and RingCentral customer engagement solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at September 30, 2021 was $1.6 billion.
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
Our key business metrics for the five quarterly periods ended September 30, 2021 were as follows (dollars in millions):

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$1,635.6	$1,516.3	$1,407.4	$1,299.5	$1,179.0
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$1,551.1	$1,431.0	$1,322.3	$1,215.2	$1,091.6

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Subscriptions	$385,440	$279,639	$1,061,866	$779,781
Other	29,189	23,985	84,392	69,340
Total revenues	414,629	303,624	1,146,258	849,121
Cost of revenues
Subscriptions	84,229	60,531	236,719	169,685
Other	26,220	21,783	75,634	62,710
Total cost of revenues	110,449	82,314	312,353	232,395
Gross profit	304,180	221,310	833,905	616,726
Operating expenses
Research and development	84,121	48,481	222,958	132,910
Sales and marketing	225,111	152,986	607,758	421,931
General and administrative	78,083	49,513	201,716	146,381
Total operating expenses	387,315	250,980	1,032,432	701,222
Loss from operations	(83,135)	(29,670)	(198,527)	(84,496)
Other income (expense), net
Interest expense	(15,977)	(12,680)	(48,197)	(32,780)
Other income (expense)	(47,062)	21,824	(9,742)	36,910
Other income (expense), net	(63,039)	9,144	(57,939)	4,130
Loss before income taxes	(146,174)	(20,526)	(256,466)	(80,366)
Provision for income taxes	577	431	1,427	803
Net loss	$(146,751)	$(20,957)	$(257,893)	$(81,169)

Percentage of Total Revenues*

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Subscriptions	93%	92%	93%	92%
Other	7	8	7	8
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	20	20	21	20
Other	6	7	7	7
Total cost of revenues	27	27	27	27
Gross profit	73	73	73	73
Operating expenses
Research and development	20	16	19	16
Sales and marketing	54	50	53	50
General and administrative	19	16	18	17
Total operating expenses	93	83	90	83
Loss from operations	(20)	(10)	(17)	(10)
Other income (expense), net
Interest expense	(4)	(4)	(4)	(4)
Other income (expense)	(11)	7	(1)	4
Other income (expense), net	(15)	3	(5)	—
Loss before income taxes	(35)	(7)	(22)	(9)
Provision for income taxes	—	—	—	—
Net loss	(35)%	(7)%	(22)%	(10)%
* Percentages may not add up due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues
Subscriptions	$385,440	$279,639	$105,801	38%	$1,061,866	$779,781	$282,085	36%
Other	29,189	23,985	5,204	22%	84,392	69,340	15,052	22%
Total revenues	$414,629	$303,624	$111,005	37%	$1,146,258	$849,121	$297,137	35%
Percentage of revenues
Subscriptions	93%	92%			93%	92%
Other	7	8			7%	8%
Total	100%	100%			100%	100%
Subscriptions revenue. Subscriptions revenue increased by $105.8 million, or 38%, for the three months ended September 30, 2021, and $282.1 million, or 36%, for the nine months ended September 30, 2021, as compared to the respective prior year period. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market and increase sales through our direct and indirect sales channels. Although we expect to continue to add new customers and for existing customers to increase their usage of our product, we will continue to monitor the COVID-19 pandemic carefully and its impact on customer demand, contract duration, churn, payment terms, and credit card declines. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, could also cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, phone rentals, and professional services.
Other revenues increased by $5.2 million, or 22%, for the three months ended September 30, 2021, and $15.1 million, or 22%, for the nine months ended September 30, 2021, as compared to the respective prior year period, primarily due to the increase in product sales and professional services resulting from the overall growth in our business. Due to continuing office closures in response to the COVID-19 pandemic and evolving hybrid work environment, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the COVID-19 pandemic carefully and its impact on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of revenues
Subscriptions	$84,229	$60,531	$23,698	39%	$236,719	$169,685	$67,034	40%
Other	26,220	21,783	4,437	20%	75,634	62,710	12,924	21%
Total cost of revenues	$110,449	$82,314	$28,135	34%	$312,353	$232,395	$79,958	34%
Gross margins
Subscriptions	78%	78%			78%	78%
Other	10%	9%			10%	10%
Total gross margin %	73%	73%			73%	73%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $23.7 million, or 39%, for the three months ended September 30, 2021 as compared to the respective prior year period. The higher cost of subscription revenues were due to increase in infrastructure support costs of $8.8 million, personnel and contractor-related costs of $5.8 million, third-party costs to support our solution offerings of $5.3 million, and amortization of acquired intangible assets of $3.4 million. Personnel and contractor related costs includes share-based compensation expense of $3.2 million. Gross margin remained relatively consistent period over period.
Cost of subscriptions revenues increased by $67.0 million, or 40%, for the nine months ended September 30, 2021, as compared to the respective prior year period. The higher cost of subscription revenues were due to increase in infrastructure support costs of $24.9 million, third-party costs to support our solution offerings of $16.8 million, personnel and contractor-related costs of $14.9 million, and amortization of acquired intangibles of $9.7 million. Personnel and contractor related costs includes share-based compensation expense of $7.4 million. Gross margin remained relatively consistent period over period.
The increase in expenses was primarily driven by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth of new customers and increased usage of our subscriptions by our existing customer base. We expect subscription gross margin to be within a relatively similar range in the future. However, we continue to monitor the COVID-19 pandemic carefully and its impact on our customers.
Other cost of revenues and gross margin. Cost of other revenues increased by $4.4 million, or 20%, for the three months ended September 30, 2021 as compared to the respective prior year period. This was primarily due to an increase cost of product sales of $1.6 million, and personnel costs of $2.2 million including share-based compensation expense. Other revenue gross margin remained relatively consistent period over period.

Cost of other revenues increased by $12.9 million, or 21%, for the nine months ended September 30, 2021, as compared to the respective prior year period. This was primarily due to an increase in personnel costs of $6.7 million including share-based compensation expense, cost of product sales of $5.0 million, and professional fees of $1.6 million. Other revenue gross margin remained relatively consistent period over period.
We continue to monitor the impact of the COVID-19 pandemic, including the severity breakthrough cases and newer variants and their potential impact, on timing of professional services and transaction price of product sales.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$84,121	$48,481	$35,640	74%	$222,958	$132,910	$90,048	68%
Percentage of total revenues	20%	16%			19%	16%
Research and development expenses increased by $35.6 million, or 74%, for the three months ended September 30, 2021 as compared to the respective prior year period, primarily due to $30.9 million increase in personnel and contractor costs, and $4.0 million in overhead costs to support our research and development efforts. The increase in personnel and contractor costs was mainly driven by $16.1 million related to headcount growth and $14.0 million related to share-based compensation expense primarily driven by equity awards granted to new and existing employees.
Research and development expenses increased by $90.0 million, or 68%, for the nine months ended September 30, 2021, as compared to the respective prior year period, primarily driven by $76.1 million increase in personnel and contractor costs, $9.8 million in overhead costs to support our research and development efforts, and $4.2 million in professional fees. The increase in personnel and contractor costs was mainly driven by $41.9 million related to headcount growth and $31.0 million related to share-based compensation expense primarily driven by equity awards granted to new and existing employees.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$225,111	$152,986	$72,125	47%	$607,758	$421,931	$185,827	44%
Percentage of total revenues	54%	50%			53%	50%
Sales and marketing expenses increased by $72.1 million, or 47%, for the three months ended September 30, 2021 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $32.3 million, third-party commissions of $27.8 million, amortization of deferred sales commission costs of $7.5 million, advertising and marketing costs of $1.9 million, and overhead costs of $1.9 million to support our sales and marketing efforts. Of the total increase in personnel and contractor costs, $22.2 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees and $9.4 million attributable to headcount growth.
Sales and marketing expenses increased by $185.8 million, or 44%, for the nine months ended September 30, 2021, as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $92.2 million, third-party commissions of $72.0 million, amortization of deferred sales commission costs of $20.2 million, and overhead costs of $4.7 million to support our sales and marketing efforts, partially offset by a $4.0 million decrease in travel and advertising costs resulting from the impact of the COVID-19 pandemic. Of the total increase in personnel and contractor costs, $52.9 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees and $37.4 million attributable to headcount growth.

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
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General and administrative	$78,083	$49,513	$28,570	58%	$201,716	$146,381	$55,335	38%
Percentage of total revenues	19%	16%			18%	17%
General and administrative expenses increased by $28.6 million, or 58%, for the three months ended September 30, 2021 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $15.4 million, overhead costs of $2.7 million, and professional fees of $10.0 million. Of the total increase in personnel and contractor costs, $12.3 million was mainly due to higher share-based compensation expense driven by equity awards granted to new and existing employees and $2.3 million attributable to headcount growth.
General and administrative expenses increased by $55.3 million, or 38%, for the nine months ended September 30, 2021, as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $32.2 million, professional fees of $9.7 million, overhead costs of $9.2 million, business fees and taxes of $2.6 million, and increased allowance for doubtful accounts of $1.5 million. Of the total increase in personnel and contractor costs, $23.1 million was mainly due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees and $9.4 million attributable to headcount growth.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.
Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense	$(15,977)	$(12,680)	$(3,297)	nm	$(48,197)	$(32,780)	$(15,417)	nm
Other income (expense)	(47,062)	21,824	(68,886)	nm	(9,742)	36,910	(46,652)	nm
Other income (expense), net	$(63,039)	$9,144	$(72,183)	nm	$(57,939)	$4,130	$(62,069)	nm
nm - not meaningful
Other income (expense), net decreased by $72.2 million for the three months ended September 30, 2021, as compared to the respective prior year period. Interest expense was higher by $3.3 million mainly due to an increase in the amortization of debt discount and issuance costs from our 2026 Notes issued in the third quarter of 2020. Other expense, net was higher by $68.9 million, primarily due to an increase of $72.1 million net unrealized loss recognized on our long-term investments driven by changes in the investee’s stock price. The unrealized losses recognized on our long-term investments in the current period was $48.7 million compared to a gain of $23.3 million recognized in the respective prior year period. This is partially offset by $5.1 million lower loss from the partial repurchase and redemption of our 2023 Notes driven by loss recognized in the respective prior year period compared to no loss recognized the current period as the 2023 Notes were fully redeemed in the second quarter of 2021.
Other income (expense), net decreased by $62.1 million for the nine months ended September 30, 2021, as compared to the respective prior year period. Interest expense was higher by $15.4 million mainly due to increase in the amortization of debt discount and issuance costs from our 2025 and 2026 Notes issued in the first and third quarter of 2020, respectively. Other expense, net was higher by $46.7 million, primarily due to an increase of $54.0 million net unrealized loss recognized on our long-term investments driven by changes in the investee’s stock price. The unrealized losses recognized on our long-term investments in the current period was $15.3 million compared to a gain of $38.6 million recognized in the respective prior year period. Additional increases were also due to a $1.5 million decrease in interest income on our investments as a result of a reduction in interest rates, partially offset by $10.6 million lower loss due to the partial repurchase and redemption of our 2023 Notes.
We expect the gain or loss on our long-term investments to continue to fluctuate due to changes in the investee’s stock price.
We expect interest income to further reduce in the future due to interest rate volatility in the current macroeconomic environment and reduction of our investments in money market funds.
Net Loss
Net loss increased by $125.8 million for the three months ended September 30, 2021, as compared to the respective prior year period, mainly due to non-cash items including an increase of $72.1 million unrealized net loss recognized from our long-term investments primarily driven by changes in the investee’s stock price, and $52.9 million higher share-based compensation expense primarily driven by equity awards granted to new and existing employees.
Net loss increased by $176.7 million for the nine months ended September 30, 2021, as compared to the respective prior year period, mainly due to non-cash items including $117.3 million higher share-based compensation expense primarily driven by equity awards granted to new and existing employees, $54.0 million unrealized net loss recognized from our long-term investments primarily driven by changes in the investee’s stock price, and $15.4 million increase in interest expense from the amortization of debt discount and issuance costs from our convertible senior notes, partially offset by $10.6 million lower loss due to the partial repurchase and redemption of our convertible senior notes.
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
As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $345.2 million and $639.9 million, respectively. During first half of 2021, we fully redeemed our 2023 Notes by paying $343.8 million in cash. The outstanding capped call transaction relating to the 2023 Notes can be settled for cash proceeds of up to $210 million if settled on its maturity date, which will be an additional source of cash. For additional details, refer to Note 6, Convertible Senior Notes, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in compliance with all covenants under the 2026 and 2025 Notes as of September 30, 2021.
During the nine months ended September 30, 2021, we paid approximately $10.5 million to purchase intellectual property and investments in certain debt and equity securities.
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

    The table below provides selected cash flow information (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$104,500	$(32,707)
Net cash used in investing activities	(63,182)	(62,041)
Net cash provided by (used in) financing activities	(335,293)	496,363
Effect of exchange rate changes	(726)	337
Net increase (decrease) in cash and cash equivalents	$(294,701)	$401,952
Net Cash Provided By (Used In) Operating Activities
Cash used in or provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, payments under strategic arrangements, and amounts attributable to repayment of convertible notes.
Net cash provided by operating activities was $104.5 million for the nine months ended September 30, 2021. The cash flow from operating activities was driven by timing of cash receipts from customers and carriers, primary offset by cash payments for personnel related costs and to vendors.
Net cash provided by operating activities for the nine months ended September 30, 2021, increased by $137.2 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections, and also redemption of our 2023 Notes related to interest.
Net Cash Used In Investing Activities
Our primary investing activities have consisted of our purchase of capital expenditures and internal-use software, intangible assets and long-term investments. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $63.2 million for the nine months ended September 30, 2021, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software of $52.7 million and our acquisition of intellectual property and investments in certain debt and equity securities of $10.5 million to complement and support our product development and enhancement initiatives.
Net cash used in investing activities for the nine months ended September 30, 2021 increased by $1.1 million as compared to the respective prior year period. The increase was primarily due to our acquisition of intellectual property and investments in certain debt and equity securities of $10.5 million, offset by a decrease in investment in capital expenditures and internal-use software development of $9.3 million.
Net Cash Provided By (Used In) Financing Activities
Our primary financing activities have consisted of raising capital through the issuance of notes, proceeds through the issuance of stock under our stock plans, partially offset by redemption of our notes.
Net cash used in financing activities was $335.3 million for the nine months ended September 30, 2021. This was primarily due to cash paid of $333.6 million for redemption of our 2023 Notes, $17.0 million for net taxes paid in connection with our stock plans, and $3.6 million settlement of our contingent consideration in connection with a prior business acquisition, partially offset by $21.7 million proceeds from issuance of stock in connection with our stock plans.
Net cash used in financing activities for the nine months ended September 30, 2021 increased by $831.7 million as compared to the respective prior year period. For the nine months ended September 30, 2020, net cash provided by financing activities was $496.4 million, primarily due to proceeds of $1.6 billion from both our 2026 Notes and 2025 Notes, net of issuance costs, partially offset by $1.0 billion paid for the repurchase and redemption of our 2023 Notes, and $102.7 million for payments for capped calls transactions for both our 2026 Notes and 2025 Notes. For the nine months ended September 30, 2021, net cash used in financing activities was $335.3 million, primarily due to $333.6 million paid for the repurchase and redemption of our 2023 Notes. Refer to Note 6, Convertible Senior Notes, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-GAAP Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities plus cash paid for strategic partnerships and repayments of convertible senior notes attributable to debt discount, reduced by purchases of property and equipment and capitalized internal-use software. We believe information regarding free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations, and should be considered alongside our other GAAP-based financial liquidity performance measures, such as net cash provided by (used in) operating activities and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$104,500	$(32,707)
Strategic partnerships	—	100,000
Repayment of convertible senior notes attributable to debt discount	10,131	32,640
Non-GAAP net cash provided by operating activities	114,631	99,933
Purchases of property and equipment	(21,787)	(33,992)
Capitalized internal-use software	(30,932)	(28,049)
Non-GAAP free cash flow	$61,912	$37,892
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
Off-balance Sheet Arrangements
During the nine months ended September 30, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, will cause variability in our revenue. However, this impact has not been significant during the three and nine months ended September 30, 2021. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and nine months ended September 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of September 30, 2021, we had cash and cash equivalents of $345.2 million. We invest our cash and cash equivalents in short-term money market funds. We have experienced a decline in the interest rates associated with money market funds over the last several quarters. Declines in interest rates would reduce future interest income. For the three and nine months ended September 30, 2021, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further reduce in the future due to interest rate volatility in the current macroeconomic environment.
As of September 30, 2021, we had $854.0 million and $528.4 million outstanding from our 2025 Notes and 2026 Notes (collectively the "Notes"), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.

Market Risk
As of September 30, 2021, we had long-term investments in convertible and redeemable preferred stock of $198.8 million. These equity investments are subject to market related risks that could decrease or increase the fair value of our holdings. These equity investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including the potential impacts from COVID-19. A fluctuation in the investee's stock price, volatility or a combination of both could have an adverse impact on the fair value of our investment. A hypothetical adverse stock price or volatility change of 10% could have resulted in a potential decrease of up to $12.7 million in the fair-value of our investment as of September 30, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has significantly affected, or is reasonably likely to significantly affect, our internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting although since March 2020 most of our employees and extended workforce are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to address impacts to their design, implementation and operating effectiveness.
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
•A cyber-attack, information security breach or incident or denial of service event could delay or interrupt service to our customers, harm our reputation, or subject us to significant liability.
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
•service outages or actual or perceived information security breaches or incidents and any related impact on our reputation;
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
The COVID-19 pandemic has continued to spread across the globe and impact worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. We have required most of our employees around the globe to work remotely and our offices in the United States remain closed. We have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely and working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another, our customers and prospective customers, resellers and other channel partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer and other commercial contracts in a timely manner and our ability to source, assess, negotiate, and successfully implement and execute on, and realize the benefits of, acquisitions, investments, strategic partnerships and other strategic transactions, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic has and will continue to disrupt the operations of our customers, resellers and other channel partners, strategic partners, suppliers and other third-party providers for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could continue to negatively impact our business, financial condition and results of operations. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. We may also incur further costs and face increased risks of non-payment by our customers by opting not to discontinue services to non-paying customers for reasons such as maintaining goodwill or if required by local regulations. More generally, although the U.S. economy has recovered since the early onset of the COVID-19 pandemic, the ongoing pandemic and preventative measures taken worldwide could adversely affect economies and financial markets globally in the future, which could decrease technology spending and continue to adversely affect demand for our solutions and harm our business. The full extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain.

Our rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
We have grown rapidly since 2009, when we introduced RingCentral Office, our flagship product. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.
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
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, and carriers develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly as we continue to expand internationally, would add complexity to our organization and require effective communication and coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively, particularly doing so remotely during the COVID-19 pandemic. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.
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
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, TELUS, Avaya, Atos (through its subsidiary Unify), ALE, Vodafone, DT and Verizon also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, we entered into a revised agreement with AT&T, under which AT&T resumed reselling our solutions, and sales of our solutions by AT&T have increased as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We have also entered into certain agreements for strategic partnerships with Avaya, Atos, ALE, Vodafone, DT and Verizon to sell certain of our solutions. Avaya introduced the ACO solution at the end of the first quarter of 2020, Atos and Unify introduced the UO solution during the third quarter of 2020, and ALE introduced the Rainbow Office solution during the first quarter of 2021; however, there can be no guarantee that Avaya, Atos, Unify, ALE, Vodafone, DT, Verizon and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. If our strategic partners and carriers and/or any of their respective channel partners are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and other channel partners, carriers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. Further, the ability of our resellers, carriers and strategic partners to market and sell our solutions could be adversely impacted by the COVID-19 pandemic. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers and other channel partners, carriers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
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

In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, although we introduced our own video and web conferencing solution in April 2020, many of our customers continue to use Zoom Video Communications, Inc. for HD video and web conferencing and screen sharing features, Bandwidth.com for texting capabilities, and NICE inContact, Inc. for contact center capabilities. In the future, we may not continue to have long-term contracts with any or all of these third-party providers. Any of these service providers could elect or attempt to stop providing us with access to their services or our contracts with these third-party providers may terminate, expire, or be breached. If any of these service providers ceases to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations. Furthermore, in light of the on-going litigation with Zoom Video Communications, Inc., we are no longer offering or selling RingCentral Meetings to new customers and are instead offering our own RingCentral Video solution to new and prospective customers. We are also in the process of migrating existing customers who have been using the Zoom platform to our own video and web conferencing solution. Our inability to offer and sell RingCentral Meetings, or to successfully transfer existing customers to our own solution, may cause some prospective customers not to purchase our services and/or existing customers not to renew their contracts for our services or to renew for a fewer number of seats.
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
Despite precautions taken at these facilities, the occurrence of a natural disaster, public health crisis, such as the COVID-19 pandemic, human error, cybersecurity incident, including ransomware or denial-of-service attack, an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our subscriptions. Even with the disaster recovery arrangements in place, our subscriptions could be interrupted.
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
A security incident, such as a cyber-attack, information security breach or denial of service event could delay or interrupt service to our customers, harm our reputation or business, impact our subscriptions, and subject us to significant liability.
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from cyber-attacks, denial-of-service events, unauthorized entry, computer malware or other security incidents, including events beyond our control. We have, from time to time, been subject to communications fraud and cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future. We cannot assure you that our backup systems, regular data backups, security controls and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach, data loss, unauthorized access, loss of use, interruption, or increased charges from our technology vendors.
Also, our subscriptions are web-based. The amount of data we store for our customers and users increases as our business grows. We host services, which includes hosting customer data, both in co-located data centers and in multiple public cloud services. Our solutions allow users to store files, tasks, calendar events, messages and other data indefinitely on our services or as may be directed by our customers, although we have begun instituting in our customer agreements a provision that customer content and certain other customer data will be deleted upon termination of the agreements. We also maintain sensitive data related to our technology and business, and that of our employees, strategic partners, and customers, including intellectual property, proprietary business information and personally identifiable information (also called personal data) on our own systems and in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer segments and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states and other malicious actors.

In addition, we use third-party vendors which, in some cases, have access to our data and our employees’, partners’, and customers’ data. We employ layered security measures and have a means of working with third parties who report vulnerabilities to us. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors’ computing devices, infrastructure, or networks, may be vulnerable to hackers, computer viruses, worms, ransomware, other malicious software programs, employee theft or misuse, phishing, denial-of-service attacks, or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network, or business practices or our or our vendors’ customers, employees, business partners, consultants, or other Internet users who attempt to invade our or our vendors’ corporate and personal computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security weakness or vulnerability in our, our vendors’, or our customers’ infrastructure, networks, or business practices that is successfully targeted, we could face increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our partners and our customers, fines, claims, investigations and other proceedings, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in strengthening our security controls or in remediating security vulnerabilities, we could incur increased costs and capital expenditures.
We have implemented remote working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure, networks, and the information, including personally identifiable information, we process, including for example by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store company-controlled information outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home as a result of government requirements or guidelines and internal policies that have been put in place in response to the COVID-19 pandemic. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware, other malware and phishing attacks, and we may remain responsible for unauthorized access to, loss, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain, even if the security measures used to protect such information comply with applicable laws, regulations and other actual or asserted obligations. Also, cyber-attacks, including on the supply chain, continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts will be successful.
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
Additionally, third parties have attempted in the past, and may attempt in the future, to induce domestic and international employees, consultants, or customers into disclosing sensitive information, such as user names, provisioning data, customer proprietary network information (“CPNI”) or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a customer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing information regarding our and our customers’ intellectual property, personal data and other confidential business information. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems change and evolve frequently and may not be recognized until launched against a target, may be new and previously unknown or little-known, or may not be detected or understood until well after such actions are conducted. We may be unable to anticipate these techniques or to implement adequate preventative measures, and any security breach or other incident may take longer than expected to remediate or otherwise address. Any system failure or security breach or incident that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information could result in significant liability to us, loss of our intellectual property, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators, or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.
It is critical to our business that our information and our employees’, strategic partners’, and customers’ sensitive information remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach or incident could expose us to litigation, indemnity obligations, government investigations, contractual liability, and other possible liabilities. Additionally, a cyber-attack or other information security incident, whether actual or perceived, could result in negative publicity, which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs, including remediation costs, disruption of operations, or increased cybersecurity protection costs, that may have a material adverse effect on our business. In addition, a cybersecurity breach or incident of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information and data (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above. A cybersecurity breach or incident of our partners’ or vendors’ systems can result in similar actual or perceived impacts.
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
We rely on our information systems and those of third parties for processing customer orders, distribution of our subscriptions, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation, and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches and incidents, energy blackouts, natural disasters, terrorism, war, telecommunication failures, employee or other theft, and third-party provider failures. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our internally developed billing system, which is currently being implemented, may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers for our subscriptions or related taxes and administrative fees. Any such errors in our customer billing could harm our reputation and cause us to violate truth in billing laws and regulations. Our current internally developed billing system requires us to process an increasing number of invoices manually, which could result in billing errors. Any errors or disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business. In addition, we may implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities, and divert management attention.
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
Our future success also depends on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations where we maintain offices. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel (including but not limited to travel restrictions due to the COVID-19 pandemic) could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel.
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
A significant portion of our revenues today come from small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. The COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small and medium sized businesses. Any economic downturn resulting from the COVID-19 pandemic and preventative measures taken by governments and private business worldwide could decrease technology spending in ways that adversely affect demand for our offerings and harm our business and results of operations. Although the U.S. government and others throughout the world have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether government actions will successfully avert or mitigate any economic downturn. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new small and medium-sized customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.
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
International Regulation
As we expand internationally, we may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws, regulations, taxes, and fees in the foreign countries where we offer our subscriptions. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations. Europe Union member states are currently implementing the new European Electronic Communications Code, including major modifications to the German Telecommunications Act and French regulations. The new rules in France impose additional obligations beyond our existing business model and will require domestic infrastructure buildout in France. Internationally, we currently sell our subscriptions in Canada, the U.K., Australia, Singapore, and several European countries. We also offer our Global Office solution, enabling our multinational customers in locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, emergency call services, call authentication, and other laws and regulations in additional countries as we continue to expand our Global Office solution internationally.
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
There are a number of federal, state, local, and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. With the implementation of our Global Office solution, we are subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Failure to comply with obligations and restrictions related to data privacy and security in any jurisdiction in which we operate could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm our business.
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
Until recently, we relied on the EU-U.S. Privacy Shield framework as well as the Swiss-U.S. Privacy Shield framework as our valid transfer mechanisms for data transferred from the European Economic Area (the “EEA”) to the U.S. On July 16, 2020, the Court of Justice of the European Union, invalidated the EU-U.S. Privacy Shield as a valid transfer mechanism. On September 8, 2020 the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the U.S. pursuant to Swiss data protection law, invalidating the Swiss-U.S. Privacy Shield Framework. We now rely on alternative data transfer mechanisms such as the EU Standard Contractual Clauses (“Model Clauses”) where we previously relied on the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. On June 4, 2021, the EU Commission adopted new Model Clauses, the new Standard Contractual Clauses (“2021 SCCs”), for the transfer of personal data from the EU to countries not deemed by the EU Commission as providing adequate protection of personal data (e.g., the U.S.). We are prepared to adopt and already have begun adopting the 2021 SCCs with our customers and our suppliers transferring data out of the EEA and Switzerland (with approved modifications by the Federal Data Protection and Information Commissioner).
Following the U.K.’s exit from the EU on January 31, 2020 the U.K. largely adopted the EU rules on cross-border data flows, but allowed flexibility to diverge. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. While the EEA and Switzerland have adopted the 2021 SCCs, the prior 2010 Standard Contractual Clauses remain the valid Model Clause mechanism to transfer personal data out of the U.K. for the time being. The U.K. Information Commissioner’s Office is expected to issue further guidance with respect to personal data transfers out of the U.K. This guidance may result in additional compliance costs depending on the extent to which such guidance diverges from the requirements and guidance under the GDPR.
The 2021 SCCs also now include requirements to conduct personal data transfer impact assessments before transferring personal data out of the EEA. The assessment requires the parties to take into account the specific circumstances of the transfer, the laws and practices of the destination country, particularly relating to government access, and any additional relevant contractual, technical or organizational safeguards. Each party is required to perform such an assessment and determine whether the transfer can proceed or must be suspended if there are insufficient safeguards to protect the transfer of personal data. Data protection authorities may require measures be put in place in addition to Model Clauses for transfers to countries outside of Switzerland and the U.K. as well. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the implementation of the 2021 SCCs, including requirements to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland and the U.K. to the U.S and other non-EEA countries. Additionally, we and our customers face the potential for regulators in the EEA, Switzerland or the U.K. to apply different standards to the transfer of personal data from the EEA, Switzerland or the U.K. to the U.S. and other non-EEA countries.
Anticipated developments and future regulatory guidance may, moreover, result in further varying requirements as well as varying interpretations regarding the industry-standard measures that we, and other companies, have taken, and as such, may require ongoing investments in our compliance program. Uncertainty regarding some details for cross-border data transfers remains. If we are unable to take necessary and additional measures as may be required, then we may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.
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
If any of these third parties do not provide reliable, high-quality service, or the service is not provided in compliance with regulatory requirements, our reputation and our business will be harmed. In addition, industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 465 issued patents, including patents acquired from a strategic partnership transaction, which expire between 2022 and 2040. We also have 75 patent applications pending examination in the U.S. and 58 patent applications, including patent applications acquired from a strategic partnership transaction, pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We have also acquired patents in connection with a strategic partnership that are currently pending assignment in their respective patent offices. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. For example, on July 25, 2019, France introduced a digital services tax at a rate of 3% on revenues derived from digital activities in France, and other jurisdictions are proposing or could introduce similar laws in the future. More recently, in 2021, U.S. congressional Democrats proposed numerous changes to U.S. federal income tax law, including an increase to the U.S. corporate tax rate, along with other tax measures, such as international business operations reform and/or imposition of a global minimum tax. Many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.
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

RingCentral, Inc.

Date: November 9, 2021	By:	/s/ Mitesh Dhruv
Mitesh Dhruv
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2021	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)