Form 10-K
period 2021-12-31
RingCentral, Inc.
filed 2022-03-01
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $290.58 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $23.9 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2022, there were 84,466,941 shares of Class A Common Stock and 9,975,224 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2022. Such Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

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
•our success with our carriers;
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
•our capital expenditure projections;
•our capital allocation plans, including expected allocations of cash and timing for any share repurchases and other investments
•the estimates and estimate methodologies used in preparing our consolidated financial statements;
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
ITEM 1.    BUSINESS
Overview
We are a leading provider of global enterprise cloud communications, video meetings, collaboration, and contact center software-as-a-service (“SaaS”) solutions. We believe that our innovative, cloud-based communication and contact center solutions disrupt the large market for business communications and collaboration by providing flexible and cost-effective solutions that support mobile and distributed workforces. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and responsive.
Our cloud-based solutions are designed to be easy to use, providing a global user identity across devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly and configured and managed easily. Our cloud-based solutions are location and device independent and better suited to address the needs of modern mobile and global enterprise workforces than are legacy on-premise systems. Through our open Application Programming Interface (API) platform, we enable third-party developers and customers to integrate our solution with leading business applications to customize their own business workflows.
The rapid growth of mobile communications has changed the way businesses interact. Employees connect from anywhere with any device, using multiple modes of communications including messaging, video, phone, text, and social media. These forms of flexible communications enable employees to be productive in ways that traditional on-premise systems do not support.
We believe RingCentral benefits from both the shift to mobile and distributed workforces and the migration of hardware on-premise based communication systems to cloud-based software solutions. Our cloud communications and contact center solutions are based on our Message Video Phone (MVP) platform, which has been designed from the ground up, specifically for today’s mobile and distributed workforce. In addition, our differentiated open API platform enables seamless integration with third-party and custom software applications. These integrations improve business workflows resulting in higher employee productivity and better customer service. Our global delivery capabilities support the needs of multi-national enterprises in multiple countries.

We offer three key products in our portfolio, including:
•RingCentral MVP (formerly RingCentral Office), a Unified Communications as a Service (“UCaaS”) platform, including team messaging, video meetings, and a cloud phone system;
•RingCentral customer engagement solutions, including RingCentral cloud Contact Center as a Service (“CCaaS”), RingCentral Engage Digital and Voice; and
•RingCentral Video (formerly Glip), launched in 2020, our branded video meeting solution with team messaging that enables smart video meetings.
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
We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Strategic partners who market and sell our solutions, including co-branded solutions. Such partnerships include Avaya Holding Corp. (“Avaya”), Atos SE (“Atos”), Unify Software and Solutions GmbH & CO. KG (“Unify”), and Alcatel-Lucent Enterprise (“ALE”). In November 2021, we entered into a strategic partnership with Mitel US Holdings, Inc. and certain of its affiliates (collectively, "Mitel"). As part of this agreement, we became Mitel's exclusive UCaaS partner.
•Carriers including AT&T (“AT&T”), TELUS Communications Company (“TELUS”), BT Group plc (“BT”), Vodafone Group Services Limited (“Vodafone”), Verizon Business (“Verizon”), Deutsche Telekom (“DT”) and other regional carriers. In May 2021, we entered into a partnership with Verizon and launched a co-branded service, RingCentral with Verizon, an integrated unified UCaaS solution for enterprise businesses. In June 2021, we entered into a strategic partnership with DT to offer a co-branded version of RingCentral Video (“RCV”) as a stand-alone video solution and recently, we expanded our partnership with DT, to offer customers RingCentral X powered by Telekom, an end-to-end communications and collaboration solution.
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
Our solutions are delivered using a highly available, and rapidly and easily scalable infrastructure, allowing our customers to add new users regardless of where they are located within our service footprint and promote business continuity. Our solutions are generally affordable, requiring little to no upfront infrastructure hardware costs or ongoing maintenance and upgrade costs commonly associated with on-premise systems and can be integrated with other existing communication systems.
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
•Global.    Our RingCentral Global MVP capabilities support multinational enterprise workforces. RingCentral Global MVP connects multinational workforces globally, while reducing the complexity and high costs of maintaining multiple legacy private branch exchanges (“PBX systems”) with a single global cloud solution.
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
•Analytics.    Our solutions enable superior user experience and drive business decisions through a single, real-time intuitive interface with configurable, out-of-the-box KPIs and metrics for monitoring all users, calls, meetings, devices, numbers, and queues, along with call quality scores and parameters.
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
RingCentral MVP.    RingCentral MVP (formerly RingCentral Office), our flagship solution, provides a unified experience for communication and collaboration across multiple modes, including HD voice, video, SMS, messaging and collaboration, conferencing, online meetings, and fax. RingCentral MVP offers a unified Message, Video, and Phone experience on our global platform. Customers can extend RingCentral MVP to support their multinational workforce in many countries around the world. This subscription is designed primarily for businesses that require a communications solution, regardless of location, type of device, expertise, size, or budget. Businesses are able to seamlessly connect users working in multiple office locations on smartphones, tablets, PCs and desk phones. We sell RingCentral MVP in four editions: Essentials, Standard, Premium, and Ultimate. The features, capabilities and price per user increase from Essentials to Ultimate. The solution capabilities include high-definition voice, call management, mobile applications, business SMS and MMS, fax, team messaging and collaboration, audio/video/web conferencing capabilities, out-of-the-box integrations with other cloud-based business applications, and business analytics and reporting. Our platform also enables customers to create, develop, and deploy custom integrations using our APIs.
Key features of RingCentral MVP include:
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

•RingCentral Video (“RCV”) and RingCentral Rooms.    RingCentral Video leverages RingCentral's open platform to address the demand in work from anywhere by leveraging technologies to enable a fast, unified, open, and trusted video meetings experience. It includes a robust analytics platform that gives IT system administrators access to key performance indicators such as adoption, usage, and quality of service metrics. RCV is also integrated with business productivity applications such as Google G-Suite and Gmail, HubSpot, Microsoft (Teams and Office365), Slack, Theta Lake, and Zoho, among others. RingCentral Rooms and Rooms Connector bring a cloud web conferencing solution to meeting rooms and meeting spaces that have dedicated video conferencing equipment such as monitors, speakers, microphones, and cameras, and support for large meetings and webinars for a monthly per license add-on fee.
•Mobile-Centric Approach.    Our solution includes smartphone and tablet mobile applications that customers can use to set up and manage company, department, and user settings from anywhere. Our applications turn iOS and Android smartphones and tablets into business communication devices. Users can change their personal settings instantly and communicate via voice, text, team messaging and collaboration, HD video and web conferencing, and fax. RingCentral MVP installed on personal mobile devices are fully integrated into the customer’s cloud-based communication solution, using the company’s numbers, and displaying one of the company’s caller ID for calls made through our mobile applications.
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
•RingCentral Global MVP.   Our solution includes RingCentral Global MVP, a single global UCaaS solution designed for multinational enterprises that allows these companies to support distributed offices and employees globally with a single cloud solution. With RingCentral Global MVP, multinational enterprises can operate in other countries while also acting as one integrated business, with capabilities including local phone numbers, local caller ID, worldwide extension-to-extension dialing, and included minute bundles for international calling.
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
•RingCentral Live Reports.   RingCentral Live Reports is an add-on for RingCentral MVP customers to gather real-time information needed to maximize the performance with dashboards that contain information on agent utilization and overall customer experience.

RingCentral Contact Center.    RingCentral Contact Center is a collaborative contact center solution that delivers AI powered omni-channel and workforce engagement solution with integrated RingCentral MVP. RingCentral Contact Center brings together the powerful integration of CCaaS which leverages technology from NICE inContract, Inc., along with RingCentral MVP, enabling an easy collaboration while delivering seamless omnichannel experiences across 30+ digital and voice channels. We offer RingCentral Contact Center in four editions: Essentials, Standard, Premium and Ultimate. The features, capabilities, and price per user increase from Essentials to Ultimate.
RingCentral Engage Digital.    RingCentral Engage is a cloud digital customer engagement platform that allows enterprises to interact with their customers through a single platform across all digital channels. The platform uses AI-based smart routing engine that enables agents to efficiently manage customer interactions across digital channels including mobile and in-app messaging, several social channels, live chats, and email.
RingCentral Engage Voice.    Engage Voice is a cloud-based outbound/blended customer engagement platform for midsize and enterprise companies. The platform provides automated dialing capabilities to help accelerate the sales process and reduce time it takes sales teams to reach prospects.
RingCentral Video.   RingCentral Video (formerly Glip) is a smart video meeting service, which includes our RCV video and team messaging capabilities. It is an easy-to-use solution that offers high quality and high availability video and audio conferencing, seamlessly integrated with team messaging, file sharing, contact, task, and calendar management. It includes pre-meeting, in-meeting, and post-meeting capabilities, and provides a completely integrated team collaboration capability. RingCentral Video is provided in two editions: Pro, which is a free service, and a paid Pro Plus subscription service which offers a higher number of meeting participants and additional video meeting and administrative management capabilities.
RingCentral Professional.   RingCentral Professional is a cloud based virtual telephone service offering designed for professionals who are on the go. It provides inbound call answering and management services, and includes inbound local, long-distance, and toll-free minutes.
RingCentral Fax.   RingCentral Fax provides online fax capabilities that allow businesses to send and receive fax documents without the need for a fax machine. RingCentral Fax capability is made available to all RingCentral MVP customers or as a stand-alone offering at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan.
Segment Reporting
Our organizational structure is a single reportable segment. A discussion of the results of our operations is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under Consolidated Financial Statements, which are incorporated herein by reference.
Our Customers
We have a diverse and growing customer base across a wide range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. We seek to establish and maintain long-term relationships with our customers. We do not have significant customer concentration and none of our customers accounted for more than 10% of total revenue for the years ended December 31, 2021, 2020, and 2019. We believe that we will not have significant customer concentration in the future.
We sell our solutions to enterprise customers, and small and medium-sized businesses. We define a “customer” as a party that purchases or subscribes to our products and services directly or through our indirect sales channel, which includes resellers and distributors, strategic partners and carriers. We continuously expand our solution offering globally and believe that there are additional growth opportunities in international markets.
Marketing, Sales and Support
We use a variety of marketing, sales, and support activities to generate and cultivate ongoing customer demand for our subscriptions, acquire new customers, and engage with our existing customers. We sell globally through both direct and indirect channels, which includes resellers and distributors, strategic partners and carriers. We provide onboarding implementation services to help our customers set up and configure their newly purchased communications system, as well as ongoing self-

service, phone support, online chat support, and training. We also closely track and monitor customer acquisition costs to assess how we are deploying our marketing, sales, and customer support spending.
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
•Indirect Sales.    Our indirect sales channel consists of global and regional networks of resellers and distributors, strategic partners and global and regional carriers. Our indirect sales channels help broaden the adoption of our solutions and enables us to leverage their sales force to sell our services as well as access their customer bases.
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
Our worldwide intellectual property portfolio includes over 774 issued patents, which expire between 2022 and 2041, and over 135 patent applications, pending examination in the U.S. and in foreign jurisdictions, all of which are related to U.S. applications. In general, our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our solutions and subscriptions.
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
•established business communications providers that resell on-premise hardware, software, and hosted solutions, such as AT&T, BT, Comcast, Charter, COX, TMU, TELUS, Verizon Communications Inc., Vodafone Group Plc, DT, Orange, Telefonica, and others, all of whom currently have significantly greater resources than us and now or in the future also may develop and/or host their own or other solutions through the cloud;
•other cloud companies such as 8x8, Inc., Amazon.com, Inc., DialPad, Inc., StarBlue, Inc., Intermedia.net, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp. (recently acquired by Ericsson), West Corporation, and Zoom Video Communications, Inc.;
•video meeting and collaboration service providers such as Amazon.com, Inc., Apple Inc., Alphabet Inc. (Google G-Suite and Meet), Facebook, Inc., Microsoft Teams, Slack Technologies, Inc. (acquired by salesforce.com, inc), and Zoom Video Communications, Inc.;

•other large internet companies such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communication services or acquire other cloud-based business communications companies in the future;
•providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holding Corp. (recently acquired by Ericsson), and Slack Technologies, Inc. (acquired by salesforce.com, inc), on which customers can build diverse solutions by integrating cloud communications into business applications;
•contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC (acquired by Lifesize, Inc.), Talkdesk, Inc., Vonage Holdings Corp. (recently acquired by Ericsson), salesforce.com, inc., Twilio Inc., and Zoom Video Communications, Inc.; and
•digital engagement vendors such as eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc. (acquired by Hootsuite Inc.), among others named above that may offer similar features.
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
We invest in developing our talent and creating a superior employee experience. We believe that a highly engaged workforce will continue to drive RingCentral’s competitive advantage as an innovative company and will also keep RingCentral as an employer of choice. We believe that our approach to talent development and innovation enables our team members to grow in their current positions and build new skills. We provide virtual and in-person interactive learning courses across a broad range of categories such as leadership, inclusion and diversity, technical and compliance, among others. We have periodic employee surveys that allow employees to voice their perceptions of the Company and their work experience.
Our diversity and inclusion initiatives honor the unique background, identity and perspectives of each individual in our organization and we are committed to the success of our workforce and customers. We continue to drive key initiatives in talent acquisition and talent management to focus on increasing the representation of women and underrepresented groups in our global workforce. We received recognition for our initiatives in the area of diversity, equity and inclusiveness, wherein our CEO was recognized as the “Best CEO for Women” and “Diversity” by Comparably in 2021. We encourage and support employee resource groups like our LGBTQ+ group, Black employees group and Pan-Asian group, among others. We continue to look for ways to further expand our efforts in the area of diversity, equity and inclusion.
We face competition for highly skilled and technical workforce with experience in our industry and locations where we maintain offices. We strive to provide competitive pay, benefits, and services to attract and retain our employees. Our equity and cash incentive plans are designed to attract, retain and reward employees, in order to increase stockholder value and to enable the success of our Company by motivating such individuals to perform to the best of their abilities and share in the value creation process. We also provide access to a variety of flexible health and wellness programs to our employees, which became increasingly critical in 2021 due to the COVID-19 pandemic.
As of December 31, 2021, we had 3,919 full-time employees located in 12 countries. As of December 31, 2021, approximately 35% of our full-time employees were located outside of the United States. Our geographic diversification enhances our ability to retain and attract highly skilled talent, have an employee base across the globe to be closer to our customers, as well as manage our headcount costs.
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

Regulatory
As a provider of communication services over the Internet, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund, and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess interconnected Voice over Internet Protocol (“VoIP”) services. In addition, we have certified a wholly owned subsidiary as a competitive local exchange carrier in thirty-one states, and registered as an IP-enabled Service Provider in an additional eleven states. This subsidiary, RCLEC, is subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commissions in states where the subsidiary provides services. Specific regulations vary on a state-by-state basis, but generally include the requirement for our subsidiary to register or seek certification to provide its services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection, and consumer protection requirements.
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
There are a number of federal, state, local, and foreign laws and regulations, such as the European Union's General Data Protection Regulation (“GDPR”), the recently enacted California Consumer Privacy Act (“CCPA”), and the California Privacy Rights Act, which extended the CCPA, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. We expect that with the expansion of our Global MVP solution and sales of our services into new countries, we will become subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.
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
Available Information
We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website (ir.ringcentral.com), as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the “SEC”. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
We announce material information to the public about our company, our solutions and services and other matters through a variety of means, including our website (www.ringcentral.com), the investor relations section of our website (ir.ringcentral.com), press releases, filings with the SEC, and public conference calls, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

ITEM 1A. RISK FACTORS
This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. See the section entitled “Special Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K for a discussion of the forward-looking statements that are qualified by these risk factors. If any of these known or unknown risks or uncertainties actually occurs and have a material adverse effect on us, our business, financial condition and results of operations could be seriously harmed. In addition, the impacts of the COVID-19 pandemic and the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not currently aware of.
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
•Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Atos/Unify, ALE, Mitel, Vodafone, DT, Verizon and others, which may not be successful.
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
•The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with a limited number of stockholders that held our stock prior to our initial public offering, including our founders and our executive officers, employees and directors and their affiliates, and limiting other stockholders’ ability to influence corporate matters.
•Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to the rights of, our Class A Common stockholders, which could adversely affect our liquidity and financial condition.

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
Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:
•our ability to retain existing customers, resellers, partners, and carriers, and expand our existing customers’ user base, and attract new customers;
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
In addition, the current invasion of Ukraine by Russia has escalated tensions among the U.S., the North Atlantic Treaty Organization, and Russia. The U.S., other North Atlantic Treaty Organization member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the U.S. and other countries could have an adverse impact on our operations in Ukraine and Russia, create global security concerns, increase the risk of cyber-attacks and have a lasting impact on regional and global economies. Furthermore, such invasion, ongoing military conflict, resulting sanctions and related counter-measures by NATO states, the U.S. and other countries may disrupt, or in the future could disrupt, our third-party software development, quality assurance and service monitoring operations in Ukraine and Russia. We do not store any customer data in Russia or Ukraine and currently are not dependent on our operations in these locations to continue to provide our services. However, if our third-party developers are forced to evacuate or emigrate, it may increase our costs, disrupt or delay current or future planned development activities in Ukraine and Russia, impact our ability to respond quickly to cyber-attacks, or force us to shift development efforts to resources in other geographies that may not possess the same level of cost efficiencies. Our third-party contractors are currently exploring relocating personnel to other countries to minimize long-term risks. In light of these events, we have developed and are continuing to refine a business continuity plan designed to mitigate the impact of this conflict on our business, but it is unclear if it will successfully mitigate all disruptions, which could have an adverse impact on our operations and financial performance.
We also rely on purchased or leased hardware and software licensed from third parties in order to offer our subscriptions, and in some cases, we integrate third-party licensed software components into our platform. Any errors or defects in third-party hardware or software could result in errors or a failure of our subscriptions which could harm our business.

We anticipate that we will continue to depend on our third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services and provide adequate customer support could be impaired, and, as a result, our competitive position or our results of operations could suffer.
The global COVID-19 pandemic could harm our business, financial condition and results of operations.
The COVID-19 pandemic has continued to spread across the globe and impact worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. We have until recently required most of our employees around the globe to work remotely, and although our offices in the United States are currently open, we do not require our employees to come into the office. We have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely and working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another, our customers and prospective customers, resellers and other channel partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer and other commercial contracts in a timely manner and our ability to source, assess, negotiate, and successfully implement and execute on, and realize the benefits of, acquisitions, investments, strategic partnerships and other strategic transactions, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic has and will continue to disrupt the operations of our customers, resellers and other channel partners, strategic partners, suppliers and other third-party providers for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could continue to negatively impact our business, financial condition and results of operations. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. We may also incur further costs and face increased risks of non-payment by our customers by opting not to discontinue services to non-paying customers for reasons such as maintaining goodwill or if required by local regulations. More generally, although the U.S. economy has recovered since the early onset of the COVID-19 pandemic, the rapid spread of variants of the virus and the ongoing pandemic and preventative measures taken worldwide could adversely affect economies and financial markets globally in the future, which could decrease technology spending and continue to adversely affect demand for our solutions and harm our business. The full extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain.
Our rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
We have grown rapidly since 2009, when we introduced RingCentral MVP, our flagship product. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.
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
Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Atos/Unify, ALE, Mitel, Vodafone, Deutsche, Verizon and others, which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationships with Avaya and its subsidiaries, Atos and its subsidiaries, including Unify Software and Solutions GmbH & CO. KG (“Unify”), ALE Holding (“ALE Holding”) and its subsidiaries, including ALE International (“ALE International” and together “ALE”), Mitel, Vodafone and its subsidiaries, Deutsche, and its subsidiaries, and Verizon and its subsidiaries will depend on a variety of factors, including our ability to work with our strategic partners to develop, market and sell co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), Unify Office by RingCentral (“UO”), and Rainbow Office powered by RingCentral (“Rainbow Office”), and our other offerings, such as RingCentral MVP. Setting up and maintaining the operations and processes of these strategic partnerships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing ACO, UO, Rainbow Office and other co-branded solutions to market may take longer than anticipated or fail to materialize, which could negate or reduce our anticipated benefits and revenue opportunities. In addition, we must be successful in marketing and selling ACO to realize the benefits of our prepayment to Avaya of $345 million in our Class A Common Stock. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premise, hardware business communications providers such as ALE, Avaya, Cisco Systems, Inc., Mitel, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our carriers and strategic partners, such as AT&T, BT, TELUS, Vodafone, DT, Verizon, Avaya, Atos, ALE, and Mitel sell or are expected to sell our solutions, but they are also competitors for business communications. These companies have or may have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other cloud companies and established communications providers that resell on-premise hardware, software, and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., Fuze, Inc., StarBlue, Inc., Intermedia.net, Inc., J2 Global, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., West Corporation, and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the U.S., TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large

Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp., and Slack Technologies, Inc. (acquired by salesforce.com, inc.), on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya, Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC (acquired by Lifesize, Inc.), Talkdesk, Inc., Vonage Holdings Corp., salesforce.com, inc., and Twilio Inc. We also face competition from digital engagement vendors such as eGain Corporation, Lithium Technologies, LLC, LivePerson, Inc., SparkCentral Inc. (acquired by Hootsuite Inc.), among others named above that may offer similar features.
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
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, TELUS, Vodafone, DT, Verizon, Avaya, Atos (through its subsidiary Unify), ALE, and Mitel also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. In this regard, AT&T launched a competing hosted business communications solution in 2016, and new subscriptions for our solution sold by AT&T declined to an immaterial level in 2017 and into 2018. In August 2018, we entered into a revised agreement with AT&T, under which AT&T resumed reselling our solutions, and sales of our solutions by AT&T have increased as a result, but there can be no guarantee that AT&T will not cease reselling our solutions in the future. We have also entered into certain agreements for strategic partnerships with Avaya, Atos, ALE, Mitel, Vodafone, DT and Verizon to sell certain of our solutions. Avaya introduced the ACO solution at the end of the first quarter of 2020, Atos and Unify introduced the UO solution during the third quarter of 2020, and ALE introduced the Rainbow Office solution in 2021; however, there can be no guarantee that Avaya, Atos, Unify, ALE, Mitel, Vodafone, DT, Verizon and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. If our strategic partners and carriers and/or any of their respective channel partners are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and other channel partners, carriers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. Further, the ability of our resellers, carriers and strategic partners to market and sell our solutions could be adversely impacted by the COVID-19 pandemic. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers and other channel partners, carriers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
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
In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, although we introduced our own video and web conferencing solution in April 2020 and have migrated many of our customers to RingCentral Video, there are still several existing customers who continue to use Zoom Video Communications, Inc. for HD video and web conferencing and screen sharing features, Bandwidth.com for texting capabilities, and NICE inContact, Inc. for contact center capabilities. In the future, we may not continue to have long-term contracts with any or all of these third-party providers. Any of these service providers could elect or attempt to stop providing us with access to their services or our contracts with these third-party providers may terminate, expire, or be breached. If any of these service providers ceases to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations. Furthermore, we are no longer offering or selling RingCentral Meetings to new customers and are instead offering our own RingCentral Video solution, and, in light of our recent settlement of the Zoom litigation, we believe that we will be able to migrate all or substantially all of our customers to RingCentral Video. Nevertheless, it is possible that not all existing customers will migrate to RingCentral Video. Therefore, our inability to offer and sell RingCentral Meetings, or to successfully transfer existing customers to our own solution, may cause some prospective customers not to purchase our services and/or existing customers not to renew their contracts for our services or to renew for a fewer number of seats.
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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees, whether in the past or in the future, could significantly delay or prevent the achievement of our business, financial condition, development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience, and effort of our co-founder, Chairman and Chief Executive Officer, Vladimir Shmunis. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may therefore terminate employment with us at any time with no advance notice. The replacement of any of these senior management personnel, whether past or future, could involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives.
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
Our solutions allow our customers to use and manage our cloud-based business communications solution on smart devices. As new smart devices and operating systems are released, we may encounter difficulties supporting these devices and services, and we may need to devote significant resources to the creation, support, and maintenance of our mobile applications. In addition, if we experience difficulties in the future integrating our mobile applications into smart devices or if problems arise with our relationships with providers of mobile operating systems, such as those of Apple Inc. or Alphabet Inc., our future growth and our results of operations could suffer.
If we are unable to develop, license, or acquire new services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.
The cloud-based business communications industry is an emerging market that is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop more slowly than we anticipate, or develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice and video communications by businesses, as compared to email and other data-based methods, and future demand for and adoption of Internet voice and video communications systems and services. In addition, to compete successfully in this emerging market, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. Currently, we derive a majority of our revenues from subscriptions to RingCentral MVP, and we expect this will continue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features, and functionality that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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
We have significant operations in the U.S., Canada, the U.K., Russia, China, Ukraine, the Philippines and France. We also sell our solutions to customers in other countries in the EU, Australia and in Singapore, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our investment in and strategic partnerships with Avaya, Atos, ALE, Mitel, Vodafone, DT, and Verizon. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
In addition, our ability to offer, sell or transfer certain investments may be limited by applicable securities laws and regulations, and our ability to liquidate and realize value from such investments may be negatively and materially impacted by any delays or limitations on our ability to offer, sell, or transfer certain investments. In addition, certain investments are speculative in nature and may be volatile or decline in value or be entirely lost, which could have a negative impact on our future financial position, results of operations, and cash flows.
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
As of December 31, 2021, we have federal net operating loss carryforwards (“NOLs”) of $2.0 billion, of which $272.9 million expire between 2023 and 2037 and the remainder do not expire. Additionally, we have state net operating loss carryforwards of $1.4 billion which will begin to expire in 2022. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
International Regulation
As we expand internationally, we may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws, regulations, taxes, and fees in the foreign countries where we offer our subscriptions. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations. European Union member states are currently implementing the new European Electronic Communications Code, including major modifications to the German Telecommunications Act and French regulations. The new rules in France impose additional obligations beyond our existing business model and will require domestic infrastructure buildout in France.

Internationally, we currently sell our subscriptions in Canada, the U.K., Australia, Singapore, and several European countries. We also offer our Global MVP solution, enabling our multinational customers in locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, emergency call services, call authentication, and other laws and regulations in additional countries as we continue to expand our Global MVP solution internationally.
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
There are a number of federal, state, local, and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. With the implementation of our Global MVP solution, we are subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Failure to comply with obligations and restrictions related to data privacy, data protection, and security in any jurisdiction in which we operate could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm our business.
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
Until recently, we relied on the EU-U.S. Privacy Shield framework as well as the Swiss-U.S. Privacy Shield framework as our valid transfer mechanisms for data transferred from the European Economic Area (the “EEA”) to the U.S. On July 16, 2020, the Court of Justice of the European Union, invalidated the EU-U.S. Privacy Shield as a valid transfer mechanism. On September 8, 2020 the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the U.S. pursuant to Swiss data protection law, invalidating the Swiss-U.S. Privacy Shield Framework. We now rely on alternative data transfer mechanisms such as the EU Standard Contractual Clauses (“Model Clauses”) where we previously relied on the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. On June 4, 2021, the EU Commission adopted new Model Clauses, the new Standard Contractual Clauses (“2021 SCCs”), for the transfer of personal data from the EU to countries not deemed by the EU Commission as providing adequate protection of personal data (e.g., the U.S.). We are prepared to adopt and have begun adopting the 2021 SCCs with our customers and our suppliers transferring data out of the EEA and Switzerland (with approved modifications by the Federal Data Protection and Information Commissioner).
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
Further, the Data Security Law of China (“DSL”), which took effect on September 1, 2021, and the Personal Information Protection Law of China (“PIPL”), which took effect on November 1, 2021, implement comprehensive regulation of data and personal data processing activities across all industries and operations such as collecting, utilizing, processing, sharing and transferring data and personal information in and out of China. The DSL and PIPL apply not only to the processing of data within China, but also seeks to regulate cross-border data transfers as well as certain activities outside of China that relate to data originating from China. Limitations imposed by the DSL and PIPL and uncertainty regarding their application in practice may impact us and our customers, and we may be required to implement modifications to our policies and practices in an effort to comply with these laws.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA created obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. Colorado enacted a similar law, the Colorado Privacy Act, on June 8, 2021, which will take effect on July 1, 2023.
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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 774 issued patents, including patents acquired from a strategic partnership transaction, which expire between 2022 and 2041. We also have 70 patent applications pending examination in the U.S. and 65 patent applications, including patent applications acquired from a strategic partnership transaction, pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We have also acquired patents in connection with a strategic partnership that are currently pending assignment in their respective patent offices. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
•the public’s reaction to our press releases, financial guidance, and other public announcements, and filings with the Securities and Exchange Commission (the “SEC”);
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
The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with a limited number of stockholders that held our stock prior to our initial public offering, including our founders and our executive officers, employees and directors and their affiliates, and limiting other stockholders’ ability to influence corporate matters.
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. Stockholders who hold shares of Class B Common Stock, including our founders and our executive officers, employees and directors and their affiliates, together hold approximately 54% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
In addition, because of the ten-to-one voting ratio between our Class B and Class A Common Stock, the holders of Class B Common Stock collectively will continue to control many matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the voting power of the outstanding shares of our capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A Common Stock could be adversely affected.

Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, which may have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. If, for example, Mr. Shmunis retains a significant portion of his holdings of Class B Common Stock for an extended period of time, he could, in the future, control a majority of the combined voting power of our capital stock. As a board member, Mr. Shmunis owes fiduciary duties to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Shmunis is generally entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
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
Holders of either series of Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus any accrued and unpaid special interest thereon, if any, as set forth in the applicable indenture governing the Notes. In addition, upon conversion of the Notes of the applicable series, we will be required to make cash payments in respect of such Notes being converted, as set forth in the applicable indenture governing the Notes. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to such series of Notes being converted or at their respective maturity.
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
In the event the conditional conversion feature of each series of Notes is triggered, holders of the Notes of the applicable series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during specified periods at their option. If one or more holders of a series elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
The holders of Series A Convertible Preferred Stock are entitled to vote on an as-converted to Class A Common Stock basis and have rights to approve certain actions.
The holders of our Series A Convertible Preferred Stock are generally entitled to vote with the holders of our common stock on all matters submitted for a vote of holders of shares of our capital stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. However, the consent of the holders of a majority of the outstanding shares of Series A Convertible Preferred Stock (voting together as a separate class) is required in order for us to take certain actions, including (i) any amendment, alteration, or repeal of (A) any provision of our certificate of incorporation or bylaws that adversely affects, in any material respect, the rights, preferences, privileges, or voting power of the Series A Convertible Preferred Stock or the holders thereof or (B) any provision of our certificate of designations, (ii) issuances of securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock as to dividend rights or rights on the distribution of assets on liquidation, (iii) any increase or decrease in the authorized number of shares of Series A Convertible Preferred Stock or issuances thereof, and (iv) any dividend on our common stock that is a one-time special dividend of $100,000,000 or more. As a result, the holders of Series A Convertible Preferred Stock may in the future have the ability to influence the outcome of certain matters affecting our governance and capitalization.
The issuance of shares of our Series A Convertible Preferred Stock reduces the relative voting power of holders of our common stock, and the conversion of those shares into shares of our Class A Common Stock would dilute the ownership of our common stockholders and may adversely affect the market price of our Class A Common Stock.
The holders of our Series A Convertible Preferred Stock are generally entitled to vote, on an as-converted basis, together with holders of our common stock, on all matters submitted to a vote of the holders of our capital stock, which reduces the relative voting power of the holders of our common stock. In addition, the conversion of our Series A Convertible Preferred Stock into Class A Common Stock would dilute the ownership interest of existing holders of our common stock, and any conversion of the Series A Convertible Preferred Stock would increase the number of shares of our Class A Common Stock available for public trading, which could adversely affect prevailing market prices of our Class A Common Stock.

Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to the rights of, our common stockholders, which could adversely affect our liquidity and financial condition.
The holders of our Series A Convertible Preferred Stock have the right to receive payments as to dividend rights and on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our business before any payment may be made to holders of any other class or series of capital stock. In addition, upon prior written notice of certain change of control events, all shares of Series A Convertible Preferred Stock will automatically be redeemed by us for a repurchase price equal to (i) $1,000 per share of each share of Series A Convertible Preferred Stock (the “Liquidation Preference”) or (ii) if the applicable change of control occurs before the second anniversary of November 9, 2021, 1.5 multiplied by the Liquidation Preference of such share of Series A Convertible Preferred Stock. These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of our Series A Convertible Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our Series A Convertible Preferred Stock and holders of our common stock.
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
On December 13, 2021, our board of directors authorized a share repurchase program under which we may repurchase up to $100 million of our outstanding Class A Common Stock. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Notes. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2022. Our board of directors will review the program periodically and may authorize adjustments of its terms if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.
Anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware corporate law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A Common Stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, up to 100,000,000 shares of undesignated preferred stock, 200,000 share of which are currently designated as Series A Convertible Preferred Stock;
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
•state that the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock is required to amend our bylaws and certain provisions of our certificate of incorporation; and
•reflect two classes of common stock, as discussed above.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder without obtaining specified approvals.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm, KPMG LLP, is required to and has issued an attestation report as of December 31, 2021. While management concluded internal control over financial reporting was at a reasonable assurance level as of December 31, 2021, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.
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
We also lease offices in Denver, Colorado; Charlotte, North Carolina; Fort Lauderdale, Florida; London, England; Xiamen and Hangzhou, China; Paris, France; and other small offices worldwide. In addition, we lease space from third-party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna and Ashburn, Virginia; San Jose and Santa Clara, California; Chicago, Illinois; Amsterdam, the Netherlands; Zurich, Switzerland; Frankfurt, Germany; Bangalore and Mumbai, India; Johannesburg, South Africa; and other small locations worldwide. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.
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
Stockholders
As of February 18, 2022, there were 16 stockholders of record of our Class A Common Stock and Class B Common Stock. Because most of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Sales of Unregistered Equity Securities and Use of Proceeds
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended December 31, 2021 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On December 13, 2021, our board of directors authorized a share repurchase program under which we may repurchase up to $100 million of our outstanding Class A Common Stock. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with previously redeemed convertible senior notes. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2022. Our board of directors will review the program periodically and may authorize adjustments of its terms if appropriate.

Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
The graph below matches RingCentral Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 1000 index and the NASDAQ Computer index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A Common Stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/16
12/17
12/18
12/19
12/20
12/21
RingCentral Inc.
Russell 1000
NASDAQ Computer

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Russell Investment Group. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    [Reserved]

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
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussion regarding our financial condition and results of operations for fiscal 2020 as compared to fiscal 2019 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
Overview
We are a leading provider of cloud communications, video meetings, collaboration, and contact center software-as-a-service (“SaaS”) solutions. We believe that our innovative, cloud-based communication and contact center solutions disrupt the large market for business communications and collaboration by providing flexible and cost-effective solutions that support mobile and distributed workforces. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and more responsive.
Our cloud-based business communications and collaboration solutions are designed to be easy to use, providing a user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly and configured and managed easily. Our cloud-based solutions are location and device independent and better suited to address the needs of modern mobile and global enterprise workforces than are legacy on-premise systems. Through our open Application Programming Interface (API) platform, we enable third-party developers and customers to integrate our solution with leading business applications to customize their own business workflows.
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the years ended December 31, 2021, 2020, and 2019, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to invest in our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Strategic partners who market and sell our solutions, including co-branded solutions. Such partnerships include Avaya, Atos, Unify, and ALE. In November 2021, we entered into a strategic partnership with Mitel. As part of this agreement, we became Mitel's exclusive UCaaS partner.
•Carriers including AT&T, TELUS, BT, Vodafone, Verizon, DT and other regional carriers. In May 2021, we entered into a partnership with Verizon and launched a co-branded service, RingCentral with Verizon, an integrated unified UCaaS solution for enterprise businesses. In June 2021, we entered into a strategic partnership with DT to offer a co-branded version of RingCentral Video (“RCV”) as a stand-alone video solution and recently, we expanded our partnership with DT, to offer customers RingCentral X powered by Telekom, an end-to-end communications and collaboration solution.

Our revenue growth has primarily been driven by our flagship RingCentral MVP and RingCentral customer engagement solutions product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as any party that purchases or subscribes to our products and services directly or indirectly through our channel partners. As of December 31, 2021, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the years ended December 31, 2021, 2020 and 2019, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
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
The COVID-19 pandemic continues to have widespread, rapidly evolving and unpredictable impacts on global societies, economies, financial markets and business practices. The worldwide spread of the COVID-19 pandemic resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.
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
We are continuing to monitor the actual and potential effects of the COVID-19 pandemic across our business. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will also depend on certain developments, including the duration and spread of the outbreak, actions taken to contain the virus or its impact, including the availability and widespread acceptance of effective vaccines and the speed at which they are administered to the public, the severity of breakthrough cases and COVID-19 variants, impact on our partners, resellers, employees, vendors and customers, and employee or industry events, all of which are uncertain and cannot be predicted. While our revenues and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.
Further discussion of the potential impacts of the COVID-19 pandemic on our business can be found in the section titled “Risk Factors” included in Part I, Item 1A.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at

December 31, 2021 was $150.0 million. As such, our ARR at December 31, 2021 was $1.8 billion compared to $1.3 billion at December 31, 2020.
RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that primarily subscriptions from RingCentral Office and customer engagement solutions are included and subscriptions from RingCentral professional and fax are excluded when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at December 31, 2021 was $1.7 billion compared to $1.2 billion at December 31, 2020.
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
Our key business metrics for the five quarterly periods ended December 31, 2021 were as follows (dollars in millions):

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$1,799.9	$1,635.6	$1,516.3	$1,407.4	$1,299.5
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$1,715.9	$1,551.1	$1,431.0	$1,322.3	$1,215.2
Components of Results of Operations
Revenues
Our revenues for the years presented consisted of subscriptions and other revenues. Our subscriptions revenue primarily includes recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, one-time fees, recurring license and other fees, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and carriers. We provide our subscriptions to our customers pursuant to contractual arrangements that range in duration typically from one month to five years. We provide our subscriptions to our customers pursuant to either “click through” online agreements for service terms up to one year or written agreements when the arrangement is expected to be one year or longer. We offer our subscriptions based on the functionalities and services selected by a customer, and generally our subscription arrangements automatically renew for additional periods at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.

We generally bill our subscription fees in advance. We recognize subscription revenue over the term of the agreement. Amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our Consolidated Balance Sheets.
We also generate revenues through sales of our subscriptions and products by resellers, strategic partners, and carriers. When we control the performance of the contractual obligations, we record the revenues on a gross basis and amounts retained by our resellers are recorded as sales and marketing expense. Our assumption of such control is evidenced when, among other things, we are primarily responsible for the delivery of the service or products, have inventory risk, and have discretion in establishing pricing of the arrangement.
“Other revenues” includes product revenues from the sale of pre-configured phones, and professional services. Product revenue is recognized when the product has been delivered to the customer. Professional services revenue is recognized as and when services are delivered.
Cost of Revenues and Gross Margin
Our cost of subscriptions revenue primarily consists of fees paid to third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place our servers in data centers owned by third parties, depreciation of servers and equipment, along with related utilities and maintenance costs, amortization of acquired technology related intangible assets, personnel costs associated with customer care and support of the functionality of our platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology.
We define subscriptions gross margins as subscriptions revenue minus the cost of subscriptions revenue expressed as a percentage of subscriptions revenue.
Cost of other revenue is comprised primarily of the cost associated with the purchase of phones, personnel costs for employees and contractors, including share-based compensation expenses, cost of professional services, and allocated costs of facilities and information technology.
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
Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities including share-based compensation expenses, internet advertising fees, television, radio and billboard advertising, public relations, commissions paid to employees, resellers and other third parties, amortization of capitalized sales commissions, trade shows, travel expenses, credit card fees, marketing and promotional activities, amortization of acquired customer relationship intangibles, and allocated costs of facilities and information technology. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future as we expand our sales and marketing efforts domestically and internationally and continue to build our brand, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2021	2020	2019
Revenues
Subscriptions	$1,482,080	$1,086,276	$817,811
Other	112,674	97,381	85,047
Total revenues	1,594,754	1,183,657	902,858
Cost of revenues
Subscriptions	345,948	236,990	160,320
Other	102,421	86,617	70,723
Total cost of revenues	448,369	323,607	231,043
Gross profit	1,146,385	860,050	671,815
Operating expenses
Research and development	309,739	189,484	136,363
Sales and marketing	854,156	583,773	439,100
General and administrative	284,276	200,032	142,027
Total operating expenses	1,448,171	973,289	717,490
Loss from operations	(301,786)	(113,239)	(45,675)
Other income (expense), net
Interest expense	(64,382)	(49,281)	(20,512)
Other income (expense)	(7,554)	80,458	9,247
Other income (expense), net	(71,936)	31,177	(11,265)
Loss before income taxes	(373,722)	(82,062)	(56,940)
Provision for (benefit from) income taxes	2,528	934	(3,333)
Net loss	$(376,250)	$(82,996)	$(53,607)

Percentage of Total Revenues*

	Year ended December 31,
	2021	2020	2019
Revenues
Subscriptions	93%	92%	91%
Other	7	8	9
Total revenues	100	100	100
Cost of revenues
Subscriptions	22	20	18
Other	6	7	8
Total cost of revenues	28	27	26
Gross profit	72	73	74
Operating expenses
Research and development	19	16	15
Sales and marketing	54	49	49
General and administrative	18	17	16
Total operating expenses	91	82	79
Loss from operations	(19)	(10)	(5)
Other income (expense), net
Interest expense	(4)	(4)	(2)
Other income (expense)	—	7	1
Other income (expense), net	(5)	3	(1)
Loss before income taxes	(23)	(7)	(6)
Provision for (benefit from) income taxes	—	—	—
Net loss	(24%)	(7%)	(6%)
* Percentages may not add up due to rounding.
Comparison of Fiscal Years Ended December 31, 2021, 2020, and 2019:
Revenues

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Revenues
Subscriptions	$1,482,080	$1,086,276	$395,804	36%	$1,086,276	$817,811	$268,465	33%
Other	112,674	97,381	15,293	16%	97,381	85,047	12,334	15%
Total revenues	$1,594,754	$1,183,657	$411,097	35%	$1,183,657	$902,858	$280,799	31%
Percentage of revenues
Subscriptions	93%	92%			92%	91%
Other	7	8			8	9
Total	100%	100%			100%	100%
Subscriptions revenue.  Subscriptions revenue increased by $395.8 million, or 36%, during fiscal year 2021 as compared to fiscal year 2020. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base, from our MVP and contact center solutions. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market and increase in sales through our direct and indirect sales channels, including resellers, strategic partners and carriers. Although we expect to continue to add new customers and for existing customers to increase their usage of our product, we will continue to monitor the COVID-19 pandemic carefully and its impact on customer demand, contract duration, churn, payment terms, and credit card declines. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, could also cause variability in our revenue.
Other revenues.  Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services.
Other revenue increased by $15.3 million, or 16%, during fiscal year 2021 as compared to fiscal year 2020, primarily due to the increase in product sales and professional services resulting from the overall growth in our business. Due to continuing office closures in response to the COVID-19 pandemic and evolving hybrid work environments, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the COVID-19 pandemic carefully and its impact on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenues
Subscriptions	$345,948	$236,990	$108,958	46%	$236,990	$160,320	$76,670	48%
Other	102,421	86,617	15,804	18%	86,617	70,723	15,894	22%
Total cost of revenues	$448,369	$323,607	$124,762	39%	$323,607	$231,043	$92,564	40%
Percentage of revenues
Subscriptions	22%	20%			20%	18%
Other	6%	7%			7%	8%
Gross margins
Subscriptions	77%	78%			78%	80%
Other	9%	11%			11%	17%
Total gross margin %	72%	73%			73%	74%
Subscription cost of revenues and gross margin.  Cost of subscriptions revenues increased by $109.0 million, or 46%, during fiscal year 2021 as compared to fiscal year 2020. The higher cost of subscription revenues were due to an increase in infrastructure support costs of $32.4 million, amortization of acquired intangibles of $30.5 million, third-party costs to support our solution offerings of $24.5 million, and personnel and contractor-related costs of $20.5 million. Personnel and contractor related costs includes share-based compensation expense of $10.9 million. Gross margin remained relatively consistent period over period.
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
Other cost of revenues and gross margin. Cost of other revenues increased by $15.8 million, or 18%, during fiscal year 2021 as compared to fiscal year 2020. This was primarily due to an increase in personnel costs of $8.7 million including share-based compensation expense, cost of product sales of $4.8 million, and professional fees of $2.5 million. Other revenue gross margin fluctuated based on timing of completion of professional services projects and transaction price for product sales.
We continue to monitor the impact of the COVID-19 pandemic, including the severity of breakthrough cases and newer variants and their potential impact, on timing of professional services and transaction price of product sales.

Research and Development

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$309,739	$189,484	$120,255	63%	$189,484	$136,363	$53,121	39%
Percentage of total revenues	19%	16%			16%	15%
Research and development expenses increased by $120.3 million, or 63%, during fiscal year 2021 as compared to fiscal year 2020, primarily driven by a $101.3 million increase in personnel and contractor costs, $14.5 million in overhead costs to support our research and development efforts, and $4.4 million in professional fees. The increase in personnel and contractor costs was mainly driven by $53.9 million related to headcount growth and $43.8 million related to share-based compensation expense primarily driven by equity awards granted to new and existing employees.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$854,156	$583,773	$270,383	46%	$583,773	$439,100	$144,673	33%
Percentage of total revenues	54%	49%			49%	49%
Sales and marketing expenses increased by $270.4 million, or 46%, during fiscal year 2021 as compared to fiscal year 2020, primarily due to increases in personnel and contractor costs of $124.2 million, third-party commissions of $94.3 million, amortization of deferred sales commission costs of $27.8 million, advertising and marketing costs of $15.8 million, overhead costs of $6.9 million to support our sales and marketing efforts, and professional fees of $1.4 million. Of the total increase in personnel and contractor costs, $73.7 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees and $47.0 million attributable to headcount growth.
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
General and Administrative

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$284,276	$200,032	$84,244	42%	$200,032	$142,027	$58,005	41%
Percentage of total revenues	18%	17%			17%	16%
General and administrative expenses increased by $84.2 million, or 42%, during fiscal year 2021 as compared to fiscal year 2020, primarily due to increases in personnel and contractor costs of $46.7 million, overhead and other costs of $21.9 million, and professional fees of $11.5 million. Of the total increase in personnel and contractor costs, $35.9 million was mainly due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees and $10.3 million attributable to headcount growth.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.

Other Income (Expense), Net

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense	$(64,382)	$(49,281)	$(15,101)	nm	$(49,281)	$(20,512)	$(28,769)	nm
Other income (expense)	(7,554)	80,458	(88,012)	nm	80,458	9,247	71,211	nm
Other income (expense), net	$(71,936)	$31,177	$(103,113)	nm	$31,177	$(11,265)	$42,442	nm
nm - not meaningful
Other income (expense), net decreased by $103.1 million during fiscal year 2021 as compared to fiscal year 2020. Interest expense was higher by $15.1 million mainly due to increase in the amortization of debt discount and issuance costs from our 2025 and 2026 Notes issued in the first and third quarter of 2020, respectively. Other expense, on a net basis was higher by $88.0 million, primarily due to a net unrealized loss recognized on our long-term investments driven by changes in the investee’s stock price. The unrealized losses recognized on our long-term investments in the current period was $15.6 million compared to a gain of $77.2 million recognized in the respective prior year period.
We expect the gain or loss on our long-term investments to continue to fluctuate due to changes in the investee’s stock price.
We expect interest income to further fluctuate in the future due to interest rate volatility in the current macroeconomic environment and reduction of our investments in money market funds.
Net Loss
Net loss increased by $293.3 million during fiscal year 2021 as compared to fiscal year 2020, mainly due to non-cash items including $168.4 million higher share-based compensation expense primarily driven by equity awards granted to new and existing employees, $92.9 million unrealized net loss recognized from our long-term investments primarily driven by changes in the investee’s stock price, increase in acquisition-related and other costs of $17.7 million, and $15.0 million increase in interest expense from the amortization of debt discount and issuance costs from our convertible senior notes.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also finance our operations from proceeds from issuance of convertible senior notes, proceeds from issuance of convertible preferred stock, and proceeds from issuance of stock under our stock plans.
As of December 31, 2021 and 2020, we had cash and cash equivalents of $267.2 million and $639.9 million, respectively. During first half of 2021, we fully redeemed our 2023 Notes by paying $343.8 million in cash, of which $333.6 million is reflected as a cash outflow from financing activities. The outstanding capped call transaction relating to the 2023 Notes can be settled for cash proceeds of up to $210 million if settled on its maturity date, which will be an additional source of cash. For additional details, refer to Note 6, Convertible Senior Notes, to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We are in compliance with all covenants under the 2026 and 2025 Notes as of December 31, 2021.
In November 2021, we received proceeds, net of issuance costs, from the issuance of our Series A Convertible Preferred Stock of $199.4 million.

In December 2021, our board of directors authorized a share repurchase program under which we may repurchase up to $100 million of our outstanding shares of Class A Common Stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or any other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2022. As of December 31, 2021, no shares were repurchased under this plan.
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
The table below provides selected cash flow information for the periods indicated (in thousands):

	Year ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$152,151	$(35,191)	$64,846
Net cash used in investing activities	(396,829)	(107,686)	(296,780)
Net cash provided by (used in) financing activities	(127,051)	437,590	9,042
Effect of exchange rate changes	(962)	1,534	169
Net increase (decrease) in cash and cash equivalents	$(372,691)	$296,247	$(222,723)
Net Cash Provided By (Used In) Operating Activities
Cash used in or provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, payments under strategic arrangements, and amounts attributable to repayment of convertible senior notes.
Net cash provided by operating activities was $152.2 million for the year ended December 31, 2021. The cash flow from operating activities was driven by timing of cash receipts from customers and carriers, primary offset by cash payments for personnel related costs and to vendors.
Net cash provided by operating activities for the year ended December 31, 2021, increased by $187.3 million as compared to the year ended December 31, 2020. This change reflects working capital impacts resulting from the timing of payments and collections, payments under strategic arrangements in prior year, and also redemption of our 2023 Notes related to interest.
Net Cash Used In Investing Activities
Our primary investing activities have consisted of our purchase of intellectual property assets, capital expenditures, internal-use software, and long-term investments. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $396.8 million for the year ended December 31, 2021, primarily due to $302.7 million paid in the three months ended December 31, 2021 to acquire intellectual property from Mitel, investments in certain debt and equity securities of $11.9 million, and capital expenditures including personnel-related costs associated with development of internal-use software of $72.7 million.
Net cash used in investing activities for the year ended December 31, 2021 increased by $289.1 million as compared to the year ended December 31, 2020. The increase was primarily due to our acquisition of intellectual property of $286.3 million and investments in certain debt and equity securities of $11.9 million, offset by a decrease in investment in capital expenditures and internal-use software development of $9.1 million.
Net Cash Provided By (Used In) Financing Activities
Our primary financing activities have consisted of raising capital through the issuance of convertible preferred stock, proceeds through the issuance of stock under our stock plans, partially offset by redemption of our convertible senior notes.
Net cash used in financing activities was approximately $127.1 million for the year ended December 31, 2021. This was primarily due to cash paid of $333.6 million for redemption of our 2023 Notes, $21.5 million for net taxes paid in connection with our stock plans, repayment of our financing obligations of $4.2 million, and $3.9 million settlement of our contingent consideration in connection with a prior business acquisition, partially offset by proceeds of $199.4 million from the issuance of our Series A Convertible Preferred Stock in the fourth quarter of 2021, and $36.7 million from issuance of stock in connection with our stock plans.
Net cash used in financing activities for the year ended December 31, 2021, increased by $564.6 million as compared to the year ended December 31, 2020. For the year ended December 31, 2020, net cash provided by financing activities was $437.6 million compared to $127.1 million of net cash used in financing activities for the year ended December 31, 2021, leading to a net increase of $564.6 million. Net cash provided by financing activities for the year ended December 31, 2020 was driven by $1,627.2 million proceeds from the issuance of our 2026 and 2025 Notes, net of issuance costs, partially offset by a $1,086.3 million payment for partial repurchase and redemption of our 2023 Notes and $102.7 million payment for capped calls and transaction costs associated with our 2026 and 2025 Notes. Refer to Note 6, Convertible Senior Notes, of the notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.
Non-GAAP Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities plus cash paid for strategic partnerships and repayments of convertible notes attributable to debt discount, reduced by purchases of property and equipment and capitalized internal-use software. We believe information regarding free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations, and should be considered alongside our other GAAP-based financial liquidity performance measures, such as net cash provided by (used in) operating activities and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Year ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$152,151	$(35,191)	$64,846
Strategic partnerships	—	141,584	34,500
Repayment of convertible senior notes attributable to debt discount	10,131	35,020	—
Non-GAAP net cash provided by operating activities	162,282	141,413	99,346
Purchases of property and equipment	(28,959)	(43,618)	(27,767)
Capitalized internal-use software	(43,692)	(38,113)	(16,526)
Non-GAAP free cash flow	$89,631	$59,682	$55,053

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
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2021 (in thousands):

	Payments due by period
	Up to 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$20,597	$21,270	$10,108	$3,405	$55,380
Financing obligations	9,954	4,812	—	—	14,766
Long-term debt	—	—	1,650,000	—	1,650,000
Purchase obligations	68,380	58,383	15,957	10,366	153,086
Total	$98,931	$84,465	$1,676,065	$13,771	$1,873,232
Purchase obligations represent an estimate of open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of December 31, 2021. Although open purchase orders are considered enforceable and legally binding, except for our purchase orders with our inventory suppliers, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our purchase orders with our inventory suppliers are non-cancellable. In addition, we have other obligations for goods and services that we enter into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions. The aggregate of these items represents our estimate of purchase obligations.
Indemnification Obligations
Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2021.
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
Revenue Recognition
We derive our revenues from subscriptions, sale of products, and professional services. Subscriptions revenue is generally recognized over the period of the subscription contract. Subscription contracts generally allow the customers to terminate their services at any time during the first 30 to 60 days of the subscription period and are charged for the term of usage. Upon cancellation during the termination period, customers receive a pro-rata refund for any amounts paid. After the end of the termination period, the contract is non-cancellable and the customer is obligated to pay for the remaining term of the contract. For sale of products, revenue is recognized when control is transferred. For professional services, revenue is recognized as and when services are rendered.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, will cause variability in our revenue. However, this impact has not been significant during 2021. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During fiscal 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of December 31, 2021, we had cash and cash equivalents of $267.2 million. We invest our cash and cash equivalents in short-term money market funds. We have experienced a decline in the interest rates associated with money market funds over the last several quarters. Declines in interest rates would reduce future interest income. During fiscal year 2021, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further reduce in the future due to interest rate volatility in the current macroeconomic environment.
As of December 31, 2021, we had $863.9 million and $534.5 million outstanding from our 2025 Notes and 2026 Notes (collectively the “Notes”), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
Market Risk
As of December 31, 2021, we had long term investments in convertible and redeemable preferred stock of $200.0 million. These equity investments are subject to market related risks that could decrease or increase the fair value of our holdings. These equity investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including the potential impacts from COVID-19. A fluctuation in the investee's stock price, volatility or a combination of both could have an adverse impact on the fair value of our investment. A hypothetical adverse stock price or volatility change of 10% could have resulted in a potential decrease of up to $12.8 million in the fair-value of our investment as of December 31, 2021.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RINGCENTRAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
RingCentral, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the Sufficiency of Audit Evidence Over Subscriptions Revenue
As discussed in Note 1 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company recorded $1,594.8 million of total revenues for the year ended December 31, 2021, of which $1,482.1 million related to subscriptions. There are high volumes of subscription transactions processed across multiple information technology (IT) systems.
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
San Francisco, California
March 1, 2022

RINGCENTRAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$267,162	$639,853
Accounts receivable, net	232,842	176,034
Deferred and prepaid sales commission costs	102,572	63,726
Prepaid expenses and other current assets	48,165	46,516
Total current assets	650,741	926,129
Property and equipment, net	166,910	142,208
Operating lease right-of-use assets	47,294	51,115
Long-term investments	210,445	213,176
Deferred and prepaid sales commission costs, non-current	723,448	667,779
Goodwill	55,490	57,313
Acquired intangibles, net	716,606	118,313
Other assets	8,105	8,564
Total assets	$2,579,039	$2,184,597
Liabilities, Temporary Equity, and Stockholders' Equity
Current liabilities
Accounts payable	$70,022	$54,043
Accrued liabilities	279,798	210,654
Current portion of convertible senior notes, net	—	31,148
Deferred revenue	176,450	142,223
Total current liabilities	526,270	438,068
Convertible senior notes, net	1,398,489	1,375,320
Operating lease liabilities	31,812	38,722
Other long-term liabilities	84,052	20,241
Total liabilities	2,040,623	1,872,351

Commitments and contingencies (Note 8)
Temporary equity, convertible senior notes	—	3,787
Series A convertible preferred stock, $0.0001 par value; 200 shares authorized at December 31, 2021; 200 shares issued and outstanding at December 31, 2021	199,449	—

Stockholders' equity
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2021 and 2020; 84,335 and 80,207 shares issued and outstanding at December 31, 2021 and 2020	8	8
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2021 and 2020; 9,974 and 10,223 shares issued and outstanding at December 31, 2021 and 2020	1	1
Additional paid-in capital	1,086,870	673,950
Accumulated other comprehensive income	644	6,806
Accumulated deficit	(748,556)	(372,306)
Total stockholders' equity	338,967	308,459
Total liabilities, temporary equity and stockholders' equity	$2,579,039	$2,184,597
See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenues
Subscriptions	$1,482,080	$1,086,276	$817,811
Other	112,674	97,381	85,047
Total revenues	1,594,754	1,183,657	902,858
Cost of revenues
Subscriptions	345,948	236,990	160,320
Other	102,421	86,617	70,723
Total cost of revenues	448,369	323,607	231,043
Gross profit	1,146,385	860,050	671,815
Operating expenses
Research and development	309,739	189,484	136,363
Sales and marketing	854,156	583,773	439,100
General and administrative	284,276	200,032	142,027
Total operating expenses	1,448,171	973,289	717,490
Loss from operations	(301,786)	(113,239)	(45,675)
Other income (expense), net
Interest expense	(64,382)	(49,281)	(20,512)
Other income (expense)	(7,554)	80,458	9,247
Other income (expense), net	(71,936)	31,177	(11,265)
Loss before income taxes	(373,722)	(82,062)	(56,940)
Provision for (benefit from) income taxes	2,528	934	(3,333)
Net loss	$(376,250)	$(82,996)	$(53,607)
Net loss per common share
Basic and diluted	$(4.10)	$(0.94)	$(0.64)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	91,738	88,684	83,130

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2021	2020	2019
Net loss	$(376,250)	$(82,996)	$(53,607)
Other comprehensive (loss) income
Foreign currency translation adjustments, net	(6,162)	4,858	(278)
Comprehensive loss	$(382,412)	$(78,138)	$(53,885)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Common stock
	Shares	Amount
Balance as of December 31, 2018	81,046	$8	$551,078	$2,226	$(235,703)	$317,609
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	3,723	1	15,160	—	—	15,161
Issuance of common stock in connection with investments	2,171	—	361,000	—	—	361,000
Share-based compensation	—	—	105,815	—	—	105,815
Changes in comprehensive income	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(53,607)	(53,607)
Balance as of December 31, 2019	86,940	$9	$1,033,053	$1,948	$(289,310)	$745,700
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	3,149	—	4,513	—	—	4,513
Share-based compensation	—	—	194,667	—	—	194,667
Equity component of convertible senior notes, net of issuance costs	—	—	329,280	—	—	329,280
Purchase of capped calls related convertible senior notes	—	—	(102,695)	—	—	(102,695)
Equity component from repurchase or redemption of convertible senior notes	341	—	(781,081)	—	—	(781,081)
Temporary equity reclassification, convertible senior notes	—	—	(3,787)	—	—	(3,787)
Changes in comprehensive income	—	—	—	4,858	—	4,858
Net loss	—	—	—	—	(82,996)	(82,996)
Balance as of December 31, 2020	90,430	$9	$673,950	$6,806	$(372,306)	$308,459
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	2,598	—	15,172	—	—	15,172
Share-based compensation	—	—	364,135	—	—	364,135
Issuance of common stock in connection with investments	1,281	—	299,410	—	—	299,410
Equity component from repurchase or redemption of convertible senior notes	—	—	(269,584)	—	—	(269,584)
Temporary equity reclassification, convertible senior notes	—	—	3,787	—	—	3,787
Changes in comprehensive income	—	—	—	(6,162)	—	(6,162)
Net loss	—	—	—	—	(376,250)	(376,250)
Balance as of December 31, 2021	94,309	$9	$1,086,870	$644	$(748,556)	$338,967

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(376,250)	$(82,996)	$(53,607)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	125,292	75,612	37,870
Share-based compensation	357,965	189,600	101,354
Amortization of deferred and prepaid sales commission costs	74,165	47,207	30,134
Amortization of debt discount and issuance costs	64,063	49,031	20,337
Loss on early extinguishment of debt	1,736	13,284	—
Repayment of convertible senior notes attributable to debt discount	(10,131)	(35,020)	—
Reduction of operating lease right-of-use assets	18,025	15,712	13,256
Unrealized loss (gain) on investments	14,611	(80,988)	3,369
Provision for bad debt	8,132	5,936	2,949
Other	809	(2,941)	(3,812)
Changes in assets and liabilities:
Accounts receivable	(64,940)	(51,980)	(37,163)
Deferred and prepaid sales commission costs	(178,358)	(274,908)	(102,303)
Prepaid expenses and other assets	9,111	(20,612)	(811)
Accounts payable	17,852	21,916	21,753
Accrued and other liabilities	74,517	76,467	26,505
Deferred revenue	34,227	34,851	18,845
Operating lease liabilities	(18,675)	(15,362)	(13,830)
Net cash provided by (used in) operating activities	152,151	(35,191)	64,846
Cash flows from investing activities
Purchases of property and equipment	(28,959)	(43,618)	(27,767)
Capitalized internal-use software	(43,692)	(38,113)	(16,526)
Purchases of intangible assets	(312,298)	(25,955)	(89,060)
Purchases of long-term investments	(11,880)	—	(135,557)
Business combinations, net of cash acquired	—	—	(27,870)
Net cash used in investing activities	(396,829)	(107,686)	(296,780)
Cash flows from financing activities
Proceeds from series A convertible preferred stock, net of issuance costs	199,449	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,627,177	—
Payments for repurchase or redemption of convertible senior notes	(333,632)	(1,086,268)	—
Payments for capped calls and transaction costs	—	(102,695)	—
Proceeds from issuance of stock in connection with stock plans	36,721	41,230	29,827
Payments for taxes related to net share settlement of equity awards	(21,549)	(36,717)	(14,666)
Repayment of financing obligations	(4,160)	(1,489)	(943)
Payment for contingent consideration for business acquisition	(3,880)	(3,648)	(5,176)
Net cash provided by (used in) financing activities	(127,051)	437,590	9,042
Effect of exchange rate changes	(962)	1,534	169
Net increase (decrease) in cash, cash equivalents, and restricted cash	(372,691)	296,247	(222,723)
Cash, cash equivalents, and restricted cash
Beginning of year	639,853	343,606	566,329
End of year	$267,162	$639,853	$343,606
Supplemental disclosure of cash flow data:
Cash paid for interest	$309	$220	$189
Cash paid for income taxes, net of refunds	$1,388	$870	$996
Non-cash investing and financing activities
Common stock issued for acquisition of intangible assets	$302,600	$—	$16,450
Contingent consideration not paid	$50,000	$—	$—
Equipment and capitalized internal-use software purchased and unpaid at period end	$7,343	$7,926	$5,215
Cash held for future indemnity claims and other potential future payments	$—	$197	$7,148
Common stock issued for prepaid and deferred sales commission cost	$—	$—	$345,000
Equipment acquired under financing obligations	$6,898	$4,694	$—
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity and reported in the Consolidated Statements of Comprehensive Income (Loss). Foreign currency transaction gains and losses are included in net loss for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Allowance for Doubtful Accounts
For the years ended December 31, 2021 and 2020, a portion of revenues were realized from credit card transactions while the remaining revenues generated accounts receivable. The Company determines provisions based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Balance at beginning of year	Provision, net of recoveries	Write-offs	Balance at end of year
Year ended December 31, 2021
Allowance for doubtful accounts	$5,184	$8,132	$5,290	$8,026
Year ended December 31, 2020
Allowance for doubtful accounts	$2,358	$5,936	$3,110	$5,184
Year ended December 31, 2019
Allowance for doubtful accounts	$2,506	$2,949	$3,097	$2,358
Long-Term Investments
Long-term investments consist of convertible and redeemable preferred securities in which the Company does not have a controlling interest or significant influence. These investments are reported at fair value using both observable and unobservable inputs and the valuation requires judgment. These investments are presented in long-term investments in the Consolidated Balance Sheets. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net in the Consolidated Statements of Operations.
Marketable Equity Investments
Marketable equity investments are equity securities in which the Company does not have a controlling interest or significant influence. These investments are reported at fair value using quoted prices in active markets. These investments are presented in long-term investments in the Consolidated Balance Sheets. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net in the Consolidated Statements of Operations.
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
For the years ended December 31, 2021 and 2020, the Company capitalized $50.1 million and $41.9 million, net of impairment, of internal-use software development costs, respectively. The carrying value of internal-use software development costs was $94.6 million and $66.4 million at December 31, 2021 and 2020, respectively.
Property and Equipment, net
Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of those assets as follows:

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
Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level at a minimum on an annual basis or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company conducted its annual impairment test of goodwill in the fourth quarter of 2021 and 2020 and determined that no adjustment to the carrying value of goodwill was required.
Intangible assets consist of purchased customer relationships and developed technology. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to five years. No residual value is estimated for intangible assets.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to larger direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. As of December 31, 2021, 2020 and 2019, and for the years then ended, none of the Company’s customers accounted for more than 10% of total accounts receivable, total revenues, or subscription revenues.

During the years ended December 31, 2021, 2020 and 2019, the Company contracted a significant portion of its software development efforts from third-party vendors located in Russia and Ukraine. A cessation of services provided by these vendors could result in a disruption to the Company’s research and development efforts.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2021 and 2020, approximately 95% and 90% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of December 31, 2021 and 2020.
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
The Company recognizes revenues as follows:
Subscriptions revenue
Subscriptions revenue is generated from fees that provide customers access to one or more of the Company’s software applications and related services. These arrangements have contractual terms typically ranging from one month to five years and include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, one-time fees, recurring license and other fees, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and carriers.
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
The Company’s subscription contracts typically allow the customers to terminate their services within the first 30 to 60 days and receive a refund for any amounts paid for the remaining contract period. After the end of the termination period, the contract is non-cancellable and the customer is obligated to pay for the remaining term of the contract. Accordingly, the Company considers the non-cancellable term of the contract to begin after the expiration of the termination period.
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

Other revenue
Other revenue primarily includes revenue generated from sale of pre-configured phones and professional implementation services.
Phone revenue is recognized upon transfer of control to the customer which is generally upon shipment from the Company’s or its designated agents' warehouse.
The Company offers professional services to support implementation and deployment of its subscription services. Professional services do not result in significant customization of the product and are generally short-term in duration. The majority of the Company’s professional services contracts are on a fixed price basis and revenue is recognized as and when services are delivered.
Principal vs. Agent
A portion of the Company’s subscriptions and product revenues are generated through sales by resellers, strategic partners, and carriers. When the Company controls the performance of contractual obligations to the customer, it records these revenues at the gross amount paid by the customer with amounts retained by the resellers recognized as sales and marketing expenses. The Company assesses control of goods or services when it is primarily responsible for fulfilling the promise to provide the good or service, has inventory risk and has discretion in establishing the price.
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
Cost of Revenues
Cost of subscriptions revenue primarily consists of costs of network capacity purchased from third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place the Company’s servers in data centers owned by third-parties, depreciation of the servers and equipment, along with related utilities and maintenance costs, amortization of acquired technology related intangible assets, personnel costs associated with customer care and support of the functionality of the Company’s platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology. Cost of subscriptions revenue is expensed as incurred.
Cost of other revenue is comprised primarily of the cost associated with purchased phones, personnel costs for employees and contractors, including share-based compensation expenses, shipping costs, costs of professional services, and allocated costs of facilities and information technology related to the procurement, management and shipment of phones. Cost of other revenue is expensed in the period product is delivered to the customer.
Share-Based Compensation
Share-based compensation expense resulting from options, restricted stock units (“RSUs”), performance-based awards, and employee stock purchase plan (“ESPP”) rights granted is measured at the grant date fair value of the award and is generally recognized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period. The Company estimates the fair value of stock options, ESPP rights, and performance-based awards using the Black-Scholes-Merton option-pricing model. The Company estimates the fair value of RSUs as the closing market value of its Class A Common Stock on the grant date. For awards with performance-based and service-based conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions. The effect of a change in the estimated number of performance-based awards expected to be earned is recognized in the period those estimates are revised. Compensation expense is recognized net of estimated forfeiture activity, which is based on historical forfeiture rates.
Research and Development
Research and development expenses consist primarily of third-party contractor costs, personnel costs, technology license expenses, and depreciation associated with research and development equipment. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $88.2 million, $76.6 million, and $59.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2021, except for deferred tax assets associated with certain foreign subsidiaries, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets due to its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Segment Information
The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Indemnification
Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if its subscriptions infringe upon a third-party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions. The Company has not accrued any material liabilities related to such obligations as of December 31, 2021 and 2020.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The amendments in this ASU are not expected to have a material impact on the Company's consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This update simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This update also requires entities to use the if-converted method in the diluted earnings per share calculation. This update is effective for fiscal years beginning after December 15, 2021, including interim periods within that fiscal year, with early adoption permitted.
The Company intends to adopt this update, effective January 1, 2022, using the modified retrospective method. Upon adoption, the Company expects to record a decrease to accumulated deficit of approximately $93.8 million, a decrease to additional paid-in capital of $329.3 million, and an increase to convertible senior notes, net of approximately $235.5 million.
Note 2. Revenues and Cost of Revenue
Disaggregation of revenue
Revenue by geographic location are based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Year ended December 31,
	2021	2020	2019
Primary geographical markets
North America	88%	92%	93%
Others	12%	8%	7%
Total revenues	100%	100%	100%
The Company derived over 90% of subscription revenues from RingCentral MVP and RingCentral customer engagement solutions products for the years ended December 31, 2021, 2020, and 2019.
Deferred revenue
During the year ended December 31, 2021, the Company recognized revenue of approximately all of the $142.2 million that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of December 31, 2021 that has not yet been recognized was approximately $1.8 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 51% of this balance over the next 12 months and 49% thereafter.
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $48.8 million, $43.3 million, and $42.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cost of product revenues were $43.8 million, $41.4 million, and $39.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Cash	$91,499	$124,853
Money market funds	175,663	515,000
Total cash and cash equivalents	$267,162	$639,853
As of December 31, 2021, $5.5 million in the cash balance above represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee. The Company had no restricted cash balance as of December 31, 2020.
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts receivable	$193,192	$148,741
Unbilled accounts receivable	47,676	32,477
Allowance for doubtful accounts	(8,026)	(5,184)
Accounts receivable, net	$232,842	$176,034
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid expenses	$26,254	$18,497
Inventory	5,655	551
Other current assets	16,256	27,468
Total prepaid expenses and other current assets	$48,165	$46,516
Property and equipment, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Computer hardware and software	$197,395	$169,093
Internal-use software development costs	140,424	90,361
Furniture and fixtures	8,660	8,217
Leasehold improvements	13,533	12,910
Property and equipment, gross	360,012	280,581
Less: accumulated depreciation and amortization	(193,102)	(138,373)
Property and equipment, net	$166,910	$142,208
Total depreciation and amortization expense related to property and equipment was $58.9 million, $39.8 million, and $27.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
During the year ended December 31, 2021, the Company financed $6.9 million of property, equipment, and software licenses through vendor financing arrangements at interest rates ranging up to 3.00% to be repaid over a three-year term, which as of December 31, 2021 was fully collateralized. During the year ended December 31, 2020, the Company financed $4.7 million of property, equipment, and software licenses through vendor financing arrangements at interest rates ranging up to 3.95% to be repaid over a three-year term, which as of December 31, 2020, $3.2 million of the related equipment was collateralized. The assets purchased under these arrangements for the year ended of both December 31, 2021 and 2020 are a non-cash investing activity.

The carrying value of goodwill is as follows (in thousands):

December 31, 2021
Balance at December 31, 2020	$57,313
Foreign currency translation adjustments	(1,823)
Balance at December 31, 2021	$55,490
The carrying values of intangible assets are as follows (in thousands):

		December 31, 2021			December 31, 2020
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	1.5 years	$21,333	$15,725	$5,608	$22,087	$12,289	$9,798
Developed technology	4.6 years	814,873	103,875	710,998	149,987	41,472	108,515
Total acquired intangible assets		$836,206	$119,600	$716,606	$172,074	$53,761	$118,313
Amortization expense from acquired intangible assets for the years ended December 31, 2021, 2020 and 2019 was $66.4 million, $35.8 million, and $10.7 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following five fiscal years is as follows (in thousands):

2022	$172,756
2023	150,616
2024	147,057
2025	132,888
2026 onwards	113,289
Total estimated amortization expense	$716,606
Accrued liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued compensation and benefits	$48,911	$43,225
Accrued sales, use, and telecom related taxes	30,463	31,311
Accrued marketing	52,547	30,332
Operating lease liabilities, short-term	18,686	16,267
Other accrued expenses	129,191	89,519
Total accrued liabilities	$279,798	$210,654
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs for the years ended December 31, 2021, 2020 and 2019 were $74.2 million, $47.2 million, and $30.1 million, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$175,663	$175,663	$—	$—
Non-current assets:
Long-term investments	199,965	—	—	199,965
Marketable equity investments	8,600	8,600	—	—

	Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$515,000	$515,000	$—	$—
Non-current assets:
Long-term investments	213,176	—	—	213,176
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Convertible Senior Notes
As of December 31, 2021, the fair value of the 0% convertible senior notes due 2026 (the “2026 Notes”) was approximately $582.6 million, and the 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $938.6 million. The fair value for the convertible senior notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Long-Term Investments
As of December 31, 2021 and 2020, the fair value of the Company's long-term investments in convertible and redeemable preferred stock was $200.0 million and $213.2 million, respectively. The Company classifies these investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price, credit spread, and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment and interest rates. These investments are reported at fair value in long-term investments in the Consolidated Balance Sheets with net unrealized gain (loss) recorded in other income (expense). The Company recorded a loss of $14.2 million for the year ended December 31, 2021 compared to a gain of $77.2 million for the year ended December 31, 2020. Volatility in the global economic climate and financial markets, including the effects of the COVID-19 pandemic, could result in a significant change in the underlying share-price of the Company’s investees, resulting in a material change in the value of the long-term investments.

Marketable Equity Investments
In October 2021, the Company invested $10 million in cash in registered equity securities of a special purpose acquisition company (“SPAC”), which as a result of a completed merger converted into common shares of the publicly traded company. The Company does not have a controlling interest or a significant influence in the SPAC or the ultimate issuer. As of December 31, 2021, the fair value of these marketable equity investments, which have readily determinable fair values, were $8.6 million. These investments are reported at fair value in long-term investments in the Consolidated Balance Sheets with net unrealized gain (loss) recorded in other income (expense). The Company recorded a loss of $1.4 million for the year ended December 31, 2021. There were no sales of marketable equity investments for the year ended December 31, 2021.
Other Non-Marketable Investments
As of December 31, 2021, the Company had an immaterial amount of non-marketable investments held in debt and equity securities without readily determinable fair values in which it had neither a controlling interest nor significant influence. These investments are carried at cost under the measurement alternative as part of long-term investments in the Consolidated Balance Sheets.
Note 5. Strategic Partnerships and Asset Acquisition
On November 8, 2021, the Company entered into certain agreements for a strategic partnership with Mitel US Holdings, Inc. and certain of its affiliates (collectively, “Mitel”), to be Mitel’s exclusive provider of UCaaS offerings and cloud communications applications. Under the commercial arrangement, Mitel will market and sell Company’s products, and will earn commissions in the form of cash and/or shares of Class A Common stock. The Company purchased certain intellectual property rights for consideration of $649.4 million, of which $300 million was paid in cash, $299.4 million was settled in the form of 1,281,504 shares of the Company's Class A Common Stock, and $50.0 million was held back as a contingent consideration to be settled in the form of cash or shares of the Company’s Class A Common Stock on the achievement of specified performance metrics and also to cover for any potential indemnity claims post-closing. For the year ended December 31, 2021, the non-cash consideration for this transaction were classified as non-cash investing and financing activities and the $50.0 million contingent consideration was recorded in other long-term liabilities on the Company's Consolidated Balance Sheet. The Company capitalized a total consideration of $655.3 million, including transaction costs, as developed technology under acquired intangibles on the Company's Consolidated Balance Sheet and is being amortized to cost of subscriptions revenues over its estimated useful life of five years.
On November 9, 2021, in connection with the Mitel strategic partnership, the Company closed an Investment Agreement with Searchlight II MLN, L.P. (“Searchlight Investor”), Mitel’s principal shareholder, and issued 200,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”), for an aggregate purchase price of $200 million. Refer to Note 9 – Stockholders' Equity and Series A Convertible Preferred Stock for additional information.
In 2020 and 2019, the Company entered into other strategic arrangements with Avaya, Atos, ALE and Vodafone. These strategic partners are engaged in marketing and sale of the Company’s co-branded offerings. In connection with the Company's strategic partnership with Avaya and Atos, the Company paid $371.1 million in a combination of common stock and cash, predominantly for future commissions. Also in connection with other partnerships, the Company paid $141.6 million in cash, predominantly for future commissions. Such payments represent advance payments which are considered incremental costs to obtain contracts with customers and are included in deferred and prepaid sales commission costs on the Consolidated Balance Sheets. Such pre-paid assets are being amortized to sales and marketing expense over their useful life based on the pattern of benefit. Certain strategic agreements may require the parties to incur certain costs towards strategic efforts and such net costs are recorded as cost of revenues and operating expenses in the Consolidated Statements of Operations, in the period incurred.
In connection with our strategic partnerships in 2020 and 2019 and arrangements with other unrelated third parties, the Company purchased certain intellectual property rights (primarily developed technology) for a consideration of $8.6 million in 2021, $26.6 million in 2020 and $105.5 million in 2019, which were recorded as acquired intangibles on the Company's Consolidated Balance Sheet. These intangible assets are being amortized to cost of revenues over their expected useful life of approximately two to five years.
In connection with our strategic arrangements, our partners market and sell unified communication solutions, including our co-branded offerings. The Company derives recurring subscriptions which includes recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, one-time fees, recurring license and other fees, from sales through our strategic partners.
In connection with the strategic partnership with Avaya, the Company purchased $125.0 million aggregate principal amount of 3% convertible and redeemable preferred stock, with a conversion price of $16.00 per share. The investment in preferred securities in which the Company does not have a controlling interest or significant influence are measured at fair value with changes recorded through other income (expense) in the Consolidated Statements of Operations.
Note 6. Convertible Senior Notes
In March 2018, the Company issued $460.0 million aggregate principal amount of 0% convertible senior notes due 2023 in a private placement, including the exercise in full of the over-allotment options of the initial purchasers (the “2023 Notes”). The 2023 Notes would have matured on March 15, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $449.5 million. In the second quarter of 2021, the Company redeemed the remaining outstanding principal balance of its 2023 Notes.
In March 2020, the Company issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2025 in a private placement to qualified institutional buyers (the “2025 Notes”). The 2025 Notes will mature on March 1, 2025, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $986.5 million.
In September 2020, the Company issued $650 million aggregate principal amount of 0% convertible senior notes due 2026 in a private placement to qualified institutional buyers (the “2026 Notes”). The 2026 Notes will mature on March 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $640.2 million.
The 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Notes”) are senior, unsecured obligations of the Company that do not bear regular interest, and the principal amount of the Notes do not accrete. The Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indentures governing each of the Notes (collectively, the “Notes Indentures”) or if the Notes are not freely tradable as required by each respective Notes Indenture.
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
Other Terms of the Notes

	2025 Notes	2026 Notes
$1,000 principal amount initially convertible into number of the Company’s Class A Common Stock par value $0.0001	2.7745 shares	2.3583 shares
Equivalent initial approximate conversion price per share	$360.43	$424.03
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
During the three months ended December 31, 2021, the conditions allowing holders of the 2025 Notes and 2026 Notes to convert were not met. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the indentures are satisfied during future measurement periods.
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
In accounting for the transaction costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component recorded as additional debt discount were $10.9 million for the 2025 Notes and $7.7 million for the 2026 Notes, and will be amortized to interest expense using the effective interest method over the contractual terms of the 2025 and 2026 Notes at an effective interest rate of 4.7%. Issuance costs attributable to the equity component of the Notes were netted with the equity component in stockholders’ equity.
The initial net carrying amount of the equity component of the Notes were as follows (in thousands):

	2025 Notes	2026 Notes
Proceeds allocated to the conversion option (debt discount)	$195,074	$138,923
Issuance cost	(2,632)	(2,085)
Net carrying amount	$192,442	$136,838
The net carrying amount of the liability component of the Notes as of December 31, 2021 were as follows (in thousands):

	2025 Notes	2026 Notes
Principal	$1,000,000	$650,000
Unamortized discount	(128,582)	(109,232)
Unamortized issuance cost	(7,475)	(6,222)
Net carrying amount	$863,943	$534,546

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Year ended December 31,
	2021	2020	2019
Amortization of debt discount	$60,932	$46,439	$18,920
Amortization of debt issuance cost	3,131	2,592	1,417
Total interest expense related to the Notes	$64,063	$49,031	$20,337
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
All of the capped call transactions, including the capped call relating to the 2023 Notes, were outstanding as of December 31, 2021.
Note 7. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of December 31, 2021, non-cancelable leases expire on various dates between 2022 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2021 and 2020, the components of leases and lease costs are as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$47,294	$51,115

Accrued liabilities	$18,686	$16,267
Operating lease liabilities	31,812	38,722
Total operating lease liabilities	$50,498	$54,989

	Year ended December 31,
	2021	2020	2019
Lease Cost
Operating lease cost (a)	$25,053	$21,031	$17,584

    (a) Includes short-term leases and variable lease costs, which are immaterial.
Maturities of operating lease liabilities as of December 31, 2021 are presented in the table below (in thousands):

Year Ending December 31,
2022	$20,597
2023	13,830
2024	7,440
2025	6,074
2026	4,034
2027 onwards	3,405
Total future minimum lease payments	55,380
Less: Imputed interest	(4,882)
Present value of lease liabilities	$50,498
Other supplemental information is as follows:

	December 31, 2021	December 31, 2020
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	3.7	4.5
Weighted-average operating lease discount rate	5%	5%

	Year ended December 31,
	2021	2020
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$21,246	$17,774

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$14,530	$27,033

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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. On July 7, 2020, the Court granted the parties’ stipulation to extend time for the Company to respond to the Reuben’s complaint. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed a demurrer to the amended complaint on October 18, 2021. Reuben filed her opposition on November 8, 2021, and the Company filed its reply on November 22, 2021. A hearing was held on January 6, 2022. The Court overruled the Company’s demurrer and scheduled a case management conference for April 28, 2022. This litigation is still in its early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.
Zoom Matter
On March 11, 2021, Zoom Video Communications, Inc. filed a lawsuit against RingCentral in the U.S. District Court for the Northern District of California. Zoom’s lawsuit alleged that the Company breached the parties’ Strategic Alliance Agreement (“SAA”) and violated Zoom’s trademark rights by selling RingCentral's feature bundles including RingCentral Meetings, the Company’s white-label version of Zoom’s video conferencing services, after Zoom “terminated” the SAA. The Company filed counterclaims against Zoom seeking, among other things, declaratory judgment that the SAA has not been terminated, that Zoom’s trademark claims are barred, and that Zoom is engaging in unfair competition, including by making false statements to customers. On February 20, 2022, the parties entered into a settlement and mutual release agreement and filed a Stipulation for Dismissal with Prejudice, in which they agreed to dismiss the action, and all claims and counterclaims alleged therein, with prejudice. The court entered an order dismissing the action with prejudice on February 22, 2022.
Other Matter
On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda, against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral fraudulently and in bad faith. The Company seeks its costs incurred in negotiating under the Letter of Intent (“LOI”) that the parties entered into and damages for lost opportunity as a result of forgoing another acquisition opportunity, and attorneys’ fees and costs. On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of its executive officers alleging breach of the LOI as well as tort claims arising from the Company's allegedly inducing Bright Pattern to enter into the LOI and subsequent extensions while allegedly misstating the timeframe for the proposed transaction. As damages, Bright Pattern seeks audit fees it allegedly incurred, a $5 million break-up fee, its alleged “cash burn” during the negotiations, and unspecified lost opportunity damages. The Company filed a demurrer to Bright Pattern’s amended cross-complaint, as well as a related motion to strike. On May 7, 2020, the court denied both the motion to strike and demurrer. The Court has set the matter for trial on June 13, 2022. This litigation is still in the midst of discovery. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any loss or range of loss that may occur. The Company intends to vigorously prosecute and defend this lawsuit.
Employee Agreements
The Company has signed various employment agreements with executives and key employees pursuant to which if the Company terminates their employment without cause or if the employee terminates his or her employment for good reason following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and RSUs, and continued COBRA coverage. As of December 31, 2021, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.
Note 9. Stockholders’ Equity and Convertible Preferred Stock
In connection with the Company’s initial public offering, the Company reincorporated in Delaware on September 26, 2013. The Delaware certificate of incorporation provides for two classes of common stock: Class A and Class B Common Stock, both with a par value of $0.0001 per share. In addition, the certificate of incorporation authorizes shares of undesignated preferred stock with a par value of $0.0001 per share, pursuant to which on November 9, 2021, the Company filed a certificate of designations authorizing the issuance of 200,000 shares of Series A Convertible Preferred Stock. The terms of preferred stock are described below.
Preferred Stock
The board of directors may, without further action by the stockholders, fix the powers, designations, preferences, or relative participating, optional, or other rights, and the qualifications, limitations, and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B Common Stock. As of December 31, 2021, there were 100,000,000 shares of preferred stock authorized, 200,000 shares of which are issued and outstanding as Series A Convertible Preferred Stock.
Class A and Class B Common Stock
The Company has authorized 1,000,000,000 and 250,000,000 shares of Class A Common Stock and Class B Common Stock for issuance, respectively. Holders of Class A Common Stock and Class B Common Stock have identical rights for matters submitted to a vote of the Company’s stockholders. Holders of Class A Common Stock are entitled to one vote per share of Class A Common Stock and holders of Class B Common Stock are entitled to 10 votes per share of Class B Common Stock. Holders of shares of Class A Common Stock and Class B Common Stock vote together as a single class on all matters (including the election of directors) except for specific circumstances that would adversely affect the powers, preferences, or rights of a particular class of Common Stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of Class A and Class B Common Stock share equally, identically and ratably, on a per share basis, with respect to any dividend or distribution of cash, property or shares of the Company’s capital stock. Holders of Class A and Class B Common Stock also share equally, identically, and ratably in all assets remaining after the payment of any liabilities and liquidation preferences and any accrued or declared but unpaid dividends, if any, with respect to any outstanding preferred stock at the time. Each share of Class B Common Stock is convertible at any time at the option of the holder into one share of Class A Common Stock. In addition, each share of Class B Common Stock will convert automatically to Class A Common Stock upon: (i) the date specified by an affirmative vote or written consent of holders of at least 67% of the outstanding shares of Class B Common Stock, (ii) the date on which the number of outstanding shares of Class B Common Stock represents less than 10% of the aggregate combined number of outstanding shares of Class A Common Stock and Class B Common Stock, or (iii) any time seven years after the Company's initial public offering (October 2, 2020), when a stockholder owns less than 50% of the shares of Class B Common Stock that such holder owned immediately prior to completion of the initial public offering.
Shares of Class A Common Stock reserved for future issuance were as follows (in thousands):

December 31, 2021
Preferred stock	100,000
Class B Common Stock	9,974
2013 Employee stock purchase plan	5,447
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	3,005
Available for future grants	19,969
138,395
Share Repurchase Program
On December 13, 2021, the Company's board of directors authorized a share repurchase program under which it may repurchase up to $100 million of the Company's outstanding shares of Class A Common Stock. Under the program, share repurchases may be made at the Company's discretion from time to time in open market transactions, privately negotiated transactions, or other means. The program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2022. As of December 31, 2021, no shares were repurchased under this program.
Series A Convertible Preferred Stock
On November 8, 2021, the Company entered into the Investment Agreement, pursuant to which the Company sold to Searchlight Investor, in a private placement exempt from registration under the Securities Act of 1933, as amended, 200,000 shares of newly-issued Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $200 million. The Series A Convertible Preferred Stock issued to Searchlight Investor pursuant to the Investment Agreement is convertible into shares of the Company's Class A Common Stock, par value $0.0001 per share, at a conversion price of $269.22 per share, subject to adjustment as provided in the certificate of designations specifying the terms of such shares. The transactions contemplated by the Investment Agreement closed on November 9, 2021. The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s Class A Common Stock and Class B Common Stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation or winding up of the affairs of the Company. The Series A Convertible Preferred Stock is a zero coupon, perpetual preferred stock, with a liquidation preference of $1,000 per share and other customary terms, including with respect to mandatory conversion and change of control premium under certain circumstances. The shares of Series A Convertible Preferred Stock shall not be redeemable or otherwise mature, other than for a liquidation or a specified change in control event as provided in the certificate of designations specifying the terms of such shares. Holders of Series A Convertible Preferred Stock will be entitled to vote with the holders of the Class A Common Stock and Class B Common Stock on an as-converted basis. Holders of the Series A Convertible Preferred Stock will be entitled to a separate class vote with respect to, among other things, certain amendments to the Company’s organizational documents that have an adverse impact on the rights, preferences, privileges or voting power of the Series A Convertible Preferred Stock, authorizations or issuances of Company capital stock, or other securities convertible into capital stock, that is senior to, or equal in priority with, the Series A Convertible Preferred Stock, and increases or decreases in the number of authorized shares of Series A Convertible Preferred Stock.

As the liquidation or specified change in control event is not solely within the Company’s control, the Series A Convertible Preferred Stock is therefore classified as temporary equity and recorded outside of stockholders’ equity on the Consolidated Balance Sheet. As of December 31, 2021, there were 200,000 shares of the Company's Series A Convertible Preferred Stock issued and outstanding, and the carrying value, net of issuance costs, was $199.4 million.
Note 10. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Consolidated Statements of Operations is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Cost of revenues	$29,307	$14,275	$8,741
Research and development	83,042	39,283	23,132
Sales and marketing	137,924	64,240	38,325
General and administrative	107,692	71,802	31,156
Total share-based compensation expense	$357,965	$189,600	$101,354
A summary of share-based compensation expense by award type is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Options	$1	$44	$986
Employee stock purchase plan rights	9,573	7,161	4,176
Restricted stock units	348,391	182,395	96,192
Total share-based compensation expense	$357,965	$189,600	$101,354
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
A total of 6,200,000 shares of Class A Common Stock were originally reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A Common Stock; (ii) 5% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2021, a total of 4,521,501 shares of Class A Common Stock were added to the 2013 Plan in connection with the annual automatic increase provision. As of December 31, 2021, a total of 19,969,379 shares remain available for grant under the 2013 Plan.
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

A summary of option activity under all of the Company’s equity incentive plans at December 31, 2021 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	4,131	$10.86	3.3	$295,921
Exercised	(1,742)	8.53
Canceled/Forfeited	(132)	2.73
Outstanding at December 31, 2019	2,257	$13.13	2.5	$351,428
Exercised	(1,360)	13.87
Canceled/Forfeited	—	—
Outstanding at December 31, 2020	897	$12.02	1.7	$329,151
Exercised	(741)	12.58
Canceled/Forfeited	(2)	27.45
Outstanding at December 31, 2021	154	$9.12	0.9	$27,465
Vested and expected to vest as of December 31, 2021	154	$9.12	0.9	$27,465
Exercisable as of December 31, 2021	154	$9.12	0.9	$27,465

There were no options granted for the year ended December 31, 2021 and 2020. The total intrinsic value of options exercised during year ended December 31, 2021, 2020 and 2019 were $190.7 million, $343.7 million, and $215.5 million, respectively. There is no remaining unamortized share-based compensation expense related to options.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price, through payroll deductions of up to the lesser of 15% of their eligible compensation or the IRS allowable limit per calendar year. A participant may purchase a maximum of 3,000 shares during an offering period. The offering periods are for a period of six months and generally start on the first trading day on or after May 13th and November 13th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 85% of the fair value of the Company’s common stock at the beginning of the six-month offering period and (ii) 85% of the fair value of the Company’s Class A Common Stock at the end of the six-month offering period.
The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2021, a total of 904,300 shares of Class A Common Stock were added to the ESPP Plan in connection with the annual increase provision. At December 31, 2021, a total of 5,446,704 shares were available for issuance under the ESPP.
The weighted-average assumptions used to value ESPP rights under the Black-Scholes-Merton option-pricing model and the resulting offering grant date fair value of ESPP rights granted in the periods presented were as follows:

	Year ended December 31,
	2021	2020	2019
Expected term (in years)	0.5	0.5	0.5
Expected volatility	48%	63%	47%
Risk-free interest rate	0.05%	0.13%	2.01%
Expected dividend yield	0%	0%	0%
Offering grant date fair value of ESPP rights	$71.27	$79.85	$33.66

As of December 31, 2021 and 2020, there was approximately $4.2 million and $3.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.4 years.
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at December 31, 2021 and changes during the periods then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,561	$42.09	$293,523
Granted	2,069	122.35
Released	(1,906)	50.99
Canceled/Forfeited	(475)	60.38
Outstanding at December 31, 2019	3,249	$85.39	$548,145
Granted	1,599	236.97
Released	(1,804)	99.31
Canceled/Forfeited	(319)	111.47
Outstanding at December 31, 2020	2,725	$162.04	$1,032,997
Granted	2,792	299.53
Released	(1,811)	185.55
Canceled/Forfeited	(855)	240.21
Outstanding at December 31, 2021	2,851	$258.26	$534,186
As of December 31, 2021 and 2020, there was a total of $554.1 million and $316.9 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.8 years and 2.6 years, respectively.
Bonus Plan
The Company's board of directors (the “Board”) adopted employee equity bonus plans (the “Bonus Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the year ended December 31, 2021 and 2020, 173,441 and 89,292 RSUs were issued under the KEEB Plans, respectively. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense as of December 31, 2021 was approximately $5.2 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the KEEB Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 11. Income Taxes
Net loss before provision for (benefit from) income taxes consisted of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
United States	$(394,392)	$(93,979)	$(64,822)
International	20,670	11,917	7,882
Total net loss before provision for (benefit from) income taxes	$(373,722)	$(82,062)	$(56,940)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Current
Federal	$—	$—	$—
State	746	208	150
Foreign	3,580	1,386	464
Total current	$4,326	$1,594	$614
Deferred
Federal	$—	$—	$(2,765)
State	—	—	(445)
Foreign	(1,798)	(660)	(737)
Total deferred	(1,798)	(660)	(3,947)
Total income tax provision	$2,528	$934	$(3,333)
The provision for (benefit from) income tax differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Federal tax benefit at statutory rate	$(78,482)	$(17,233)	$(11,957)
State tax, net of federal tax benefit	314	164	(233)
Research and development credits	(10,135)	(9,330)	(5,312)
Share-based compensation	(45,501)	(93,866)	(58,780)
Debt extinguishment	365	2,790	—
Other permanent differences	835	10	3,149
Change in U.S. federal Tax Rate	—	—	—
Foreign tax rate differential	(4,104)	(694)	(799)
Net operating (gains) losses not recognized	139,236	119,093	73,364
Release of valuation allowance associated with acquisitions	—	—	(2,765)
Total income tax provision	$2,528	$934	$(3,333)
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

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2021	2020
Deferred tax assets
Net operating loss and credit carry-forwards	$506,352	$352,895
Research and development credits	53,890	38,719
Sales tax liability	158	158
Share-based compensation	12,859	8,006
Acquired intangibles	15,427	3,122
Accrued liabilities	18,100	17,735
Gross deferred tax assets	606,786	420,635
Valuation allowance	(425,599)	(255,409)
Total deferred tax assets	181,187	165,226
Deferred tax liabilities
Convertible debt discount	(58,060)	(74,821)
Deferred sales commissions	(76,562)	(49,272)
Acquired intangibles	—	—
Lease right of use assets	(8,997)	(10,541)
Basis difference in investments	(16,102)	(17,876)
Property and equipment	(20,935)	(14,108)
Net deferred tax (liabilities) assets	$531	$(1,392)
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
As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $2.0 billion, of which approximately $272.9 million expire between 2023 and 2037 and the remainder do not expire. As of December 31, 2021, the Company had state net operating loss carryforwards of approximately $1.4 billion which will begin to expire in 2022. The Company also has research credit carryforwards for federal and California tax purposes of approximately $46.1 million and $32.5 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2028 and the California research credits carry forward indefinitely.
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
The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2021, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $170.2 million and $75.3 million, respectively.

The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2021 (in thousands):

	2021	2020	2019
Unrecognized tax benefits, beginning of the year	$14,158	$8,965	$6,029
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	(48)
Increases related to current year tax positions	5,852	5,193	2,984
Unrecognized tax benefits, end of year	$20,010	$14,158	$8,965
In accordance with ASC 740-10, Income Taxes, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes.
The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Included in the balance of unrecognized tax benefits as of December 31, 2021 are $0.3 million of tax benefit that, if recognized, would affect the effective tax rate. Otherwise, as a result of the full valuation allowance as of December 31, 2021, current adjustments to the unrecognized tax benefit will not have an impact on our effective income tax rate. Any adjustments made after the valuation allowance is released will have an impact on the tax rate.
The Company files U.S. and foreign income tax returns with varying statutes of limitations. Due to the Company’s net carry-over of unused operating losses and tax credits, all years from 2003 forward remain subject to future examination by tax authorities.
Note 12. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, convertible senior notes, and convertible preferred stock, to the extent dilutive. For the years ended December 31, 2021, 2020 and 2019, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator
Net loss	$(376,250)	$(82,996)	$(53,607)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	91,738	88,684	83,130
Basic net income (loss) per share	$(4.10)	$(0.94)	$(0.64)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2021	2020	2019
Shares of common stock issuable under equity incentive plans outstanding	3,866	4,760	6,832
Shares of common stock related to convertible senior notes	135	1,669	1,905
Shares of common stock related to convertible preferred stock	107	—	—
Potential common shares excluded from diluted net loss per share	4,108	6,429	8,737

    Since the Company expects to settle the principal amount on its outstanding 2025, and 2026 Notes in cash and any excess in cash or shares of the Company’s Class A Common Stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A Common Stock for a given period exceeds the conversion price of $360.43 and $424.03 per share for the 2025 and 2026 Notes, respectively.
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
Note 13. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Substantially all of the U.S. employees are eligible to make contributions to the 401(k) plan. The Company matches 401(k) based on the amount of the employees’ contributions subject to certain limitations. Employer contributions were $6.7 million, $5.4 million, and $4.1 million for the years ended December 31, 2021, 2020 and 2019.
Note 14. Related-Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. at December 31, 2021 and 2020 were $3.0 million and $2.1 million, respectively. Total expenses incurred from Google Inc. in 2021, 2020, and 2019 were $24.7 million, $23.6 million, and $18.7 million, respectively.

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
Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. The Code of Conduct is available on our website at www.ringcentral.com within the investor relations section. A copy may also be obtained without charge by contacting Investor Relations, RingCentral, Inc., 20 Davis Drive, Belmont, California 94002 or by calling (650) 472-4100.
We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.
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
The following chart sets forth certain information as of December 31, 2021, with respect to our equity compensation plans, specifically our 2003 Equity Incentive Plan (the “2003 Plan”), 2010 Equity Incentive Plan (the “2010 Plan”), 2013 Equity Incentive Plan (the “2013 Plan”), and our Amended and Restated Employee Stock Purchase Plan (the “ESPP”). Each of the 2003 Plan, the 2010 Plan, the 2013 Plan and the ESPP has been approved by our stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	3,080,039	$245.00	25,416,083
Equity Compensation Plan Information
(1)Includes shares reserved for issuance under the 2013 Plan and the ESPP. The number of shares reserved for issuance under the 2013 Plan automatically increases on January 1st of each year by the lesser of (i) 6,200,000 shares, or (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year. During the year ended December 31, 2021, a total of 4,521,501 shares of Class A Common Stock were added to the 2013 Plan in connection with the annual automatic increase provision. In addition, the number of shares reserved for issuance under the 2013 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 2003 and 2010 Plans that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 2003 and 2010 Plans. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 1,250,000 shares, or (ii) one percent (1%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year. During the year ended December 31,

2021, a total of 904,300 shares of Class A Common Stock were added to the 2013 ESPP Plan in connection with the annual increase provision.
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

3.2
Certificate of Designations of the Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).

3.3	Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

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

4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.4+
Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021, and incorporated herein by reference).

10.5+
Non-Competition Agreement, by and between the Registrant and Praful Shah, dated September 2, 2021 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2021, and incorporated herein by reference).

Exhibit Number	Description
10.6+
Form of Global Restricted Stock Unit Agreement (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021, and incorporated herein by reference).

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

10.11+	Offer Letter by and between the Registrant and Mohammed Katibeh, dated January 4, 2022.

10.12+	Offer Letter by and between the Registrant and Vaibhav Agarwal, dated July 21, 2016.

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

10.17+
2020 Bonus Plan, Appendix A 2020. (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021, and incorporated herein by reference).

10.18+	2021 Bonus Plan, Appendix A 2021.

10.19+
2021 NEO Equity Compensation Program Questions and Answers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 6, 2021, and incorporated herein by reference).

10.20+	2022 NEO Equity Compensation Program Questions and Answers.

10.21
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

10.22
Commercial Lease Agreement, dated May 17, 2017, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

10.23
First Amendment to Lease, dated May 7, 2018, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, and incorporated herein by reference).

10.24
Second Amendment to Lease, dated September 20, 2019, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020, and incorporated herein by reference).

Exhibit Number	Description
10.25
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

10.26
Purchase Agreement, dated February 28, 2018, by and among the Registrant and Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

10.27	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

10.28	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020, and incorporated herein by reference).

10.29	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 16, 2020, and incorporated herein by reference).

10.30
Investment Agreement, dated as of October 3, 2019, by and between the Registrant and Avaya Holdings Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 3, 2019, and incorporated herein by reference).

10.30*
First Amended and Restated Framework Agreement, dated as of February 10, 2020, by and between the Registrant and Avaya Inc. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020, and incorporated herein by reference).

10.31
Purchase and Sale Agreement, dated as of November 8, 2021, by and among RingCentral, Inc., Mitel US Holdings, Inc. and Mitel Networks (International) Limited. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).

10.32
Investment Agreement, dated as of November 8, 2021, by and between RingCentral, Inc. and Searchlight II MLN, L.P. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).

10.33
Registration Rights Agreement, effective as of November 9, 2021, by and between RingCentral, Inc. and Searchlight II MLN, L.P. (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).

10.34
Registration Rights Agreement, effective as of November 9, 2021, by and between RingCentral, Inc. and Mitel US Holdings, Inc. (filed as Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

PART IV.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 1st day of March 2022.

RINGCENTRAL, INC.

Date: March 1, 2022	/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2022	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vladimir Shmunis and Vaibhav Agarwal, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	March 1, 2022
Vladimir Shmunis	(Principal Executive Officer)

/s/ Vaibhav Agarwal	Interim Chief Financial Officer and Chief Accounting Officer	March 1, 2022
Vaibhav Agarwal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michelle McKenna	Director	March 1, 2022
Michelle McKenna

/s/ Robert Theis	Director	March 1, 2022
Robert Theis

/s/ Allan Thygesen	Director	March 1, 2022
Allan Thygesen

/s/ R. Neil Williams	Director	March 1, 2022
R. Neil Williams

/s/ Kenneth A. Goldman	Director	March 1, 2022
Kenneth A. Goldman

/s/ Mignon L. Clyburn	Director	March 1, 2022
Mignon L. Clyburn

/s/ Arne Duncan	Director	March 1, 2022
Arne Duncan