Form 10-K/A
period 2021-12-31
RingCentral, Inc.
filed 2022-04-29
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Auditor PCAOB ID Number: 185	Auditor Name: KPMG LLP	Auditor Location: San Francisco,California
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
As of February 18, 2022, there were 84,466,941 shares of Class A Common Stock and 9,975,224 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend the Annual Report on Form 10-K of RingCentral, Inc., a Delaware corporation (referred to as “RingCentral,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Original Report”), is being filed for the purpose of including the information required to be disclosed by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K , which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment No. 1 hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Report.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10-K/A, our Chief Executive Officer and interim Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed.

    PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Composition of the Board of Directors
We manage our business affairs under the direction of our board of directors, which is currently composed of eight members. Seven of our directors are independent within the meaning of the applicable rules of the New York Stock Exchange (“NYSE”). Each director’s term continues until the election and qualification of such director’s successor, or such director’s earlier death, resignation, or removal.
The names, ages, and certain other information as of March 31, 2022 for each director are set forth below.

Nominees	Age	Position	Director Since
Vladimir Shmunis	61	Chairman and Chief Executive Officer	1999
Mignon Clyburn	60	Director	2020
Arne Duncan	57	Director	2021
Kenneth Goldman(1)(2)	72	Director	2017
Michelle McKenna(1)(2)(3)	56	Director	2015
Robert Theis(2)(3)	60	Director	2011
Allan Thygesen(3)	59	Director	2015
Neil Williams(1)	69	Director	2012

(1)	Member of the audit committee
(2)	Member of the nominating and corporate governance committee
(3)	Member of the compensation committee
Vladimir Shmunis is one of our co-founders and has served as our Chief Executive Officer, or CEO, and Chairman since our inception in 1999. Prior to RingCentral, from 1992 to 1998, Mr. Shmunis served as President and Chief Executive Officer of Ring Zero Systems, Inc., a desktop communications software provider founded by Mr. Shmunis and acquired by Motorola, Inc. From 1982 to 1992, Mr. Shmunis held various software development and management roles with a number of Silicon Valley companies, including Convergent Technologies, Inc. and Ampex Corporation. Mr. Shmunis holds a B.S. in Computer Science and an M.S. in Computer Science from San Francisco State University.
Our board of directors believes that Mr. Shmunis possesses specific attributes that qualify him to serve as a director, including the perspective and experience he brings as our CEO and his experience as an executive in the technology industry. Our board of directors also believes that he brings historical knowledge, operational expertise and continuity to the board of directors.
Mignon Clyburn has served on our board of directors since November 2020. Ms. Clyburn has served as President of MLC Strategies, LLC, a Washington, D.C.-based consulting firm, since January 2019, and previously served as a Fellow at Open Society Foundations, a philanthropic organization, from June 2018 to January 2019. Prior to this, Ms. Clyburn served as a Commissioner of the U.S. Federal Communications Commission (the “FCC”) from August 2009 to June 2018, including as acting chair. While at the FCC, she was committed to closing the digital divide and championed the modernization of the agency’s Lifeline Program, which assists low-income consumers with voice and broadband service. In addition, Ms. Clyburn promoted diversity in media ownership, initiated Inmate Calling Services reforms, supported inclusion in STEM opportunities and fought for an Open Internet. Prior to her federal appointment, Ms. Clyburn served 11 years on the Public Service Commission of South Carolina and worked for nearly 15 years as publisher of the Coastal Times, a Charleston weekly newspaper focused on the African American community. Ms. Clyburn has served as a member of the board of directors of Charah Solutions, Inc., a provider of environmental and maintenance services to the power generation industry, since March 2019, and as a member of the board of directors of Lions Gate Entertainment Corp., an entertainment company, since September 2020. Ms. Clyburn holds a B.S. in Banking, Finance and Economics from the University of South Carolina.
Our board of directors believes that Ms. Clyburn possesses specific attributes that qualify her to serve as a director, including her experience as a regulator of public utilities and as a federal commissioner in the telecommunications sector.

Arne Duncan has served on our board of directors since February 2021. Mr. Duncan served as a member of the board of directors of Pluralsight, Inc. from December 2017 to April 2021 and as a member of the board of managers of Pluralsight Holdings from June 2016 to April 2021. Since March 2016, Arne has both served as a managing partner of Emerson Collective and also led ChicagoCRED, a nonprofit focused on reducing gun violence in his hometown. Mr. Duncan previously served as the U.S. Secretary of Education from January 2009 to December 2015. Mr. Duncan currently serves on the board of directors of several private companies. Mr. Duncan holds a B.A. degree in Sociology from Harvard University.
Our board of directors believes that Mr. Duncan possesses specific attributes that qualify him to serve as a director, including his professional experience public education sector.
Kenneth Goldman has served on our board of directors since June 2017. Since March 2018, Mr. Goldman has served as President of Hillspire LLC, a wealth management services provider, where he also previously served as a contractor from September 2017 to March 2018. From October 2012 to June 2017, Mr. Goldman served as the Chief Financial Officer of Yahoo! Inc., an Internet commerce website, where he was responsible for Yahoo’s global finance functions including financial planning and analysis, controllership, tax, treasury and investor relations. From September 2007 to October 2012, Mr. Goldman was the Senior Vice President, Finance and Administration and Chief Financial Officer of Fortinet Inc., a provider of threat management technologies. From November 2006 to August 2007, Mr. Goldman served as Executive Vice President and Chief Financial Officer of Dexterra, Inc., a mobile enterprise software company. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President of Finance and Administration and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services. Previously, Mr. Goldman has been the Chief Financial Officer of Sybase, Inc., an enterprise software and services company (acquired by SAP SE), Excite@Home, an internet access provider, Cypress Semiconductor Corporation, a semiconductor company, and VLSI Technology, Inc., an integrated circuit designer and manufacturer (acquired by Philips Electronics). Mr. Goldman currently serves on the board of directors of NXP Semiconductor N.V., a global semiconductor manufacturer, GoPro, Inc., a technology company, Zuora Inc., a subscription software company and Fortinet, Inc., a cybersecurity company, and previously served on the board of directors of TriNet Group, Inc., a human resources management company, from August 2009 to July 2020. He also is a Trustee Emeritus of Cornell University. Mr. Goldman also currently serves on the board of directors of several private companies. From December 1999 to December 2003, Mr. Goldman served on the Financial Accounting Standards Board’s primary Advisory Council (“FASAC”). Mr. Goldman was appointed in July 2018 to serve on the Sustainability Accounting Standards Board, now a part of The Value Reporting Foundation, and previously served a three-year term on the Public Company Accounting Oversight Board’s Standing Advisory Group (“SAG”). Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from Harvard Business School.
Our board of directors believes that Mr. Goldman is qualified to serve as a member of the board of directors based on his experience on the boards of directors of numerous companies, his extensive executive experience and his service as a member of FASAC and SAG. He provides a high level of expertise and significant leadership experience in the areas of finance, accounting and audit oversight.
Michelle McKenna has served on our board of directors since March 2015. Ms. McKenna currently serves as the Founder and Chief Executive Officer of the Michelle McKenna Collaborative, an advisory and consulting firm. Prior to founding the Michelle McKenna Collaborative, Ms. McKenna served as Senior Vice President and Chief Information Officer of the NFL, a professional sports league, from September 2012 to April 2022. From May 2011 to September 2012, Ms. McKenna served as Senior Vice President and Chief Information Officer at Constellation Energy, a provider of electricity, natural gas and sustainable solutions to residential and business customers. From July 2010 to May 2011, Ms. McKenna served as President of Vision Interactive Media Group, a global digital interactive media solutions provider. From May 2007 to June 2010, Ms. McKenna served as Senior Vice President and Chief Information Officer of Universal Orlando Resort. Ms. McKenna has served on the board of directors of Isleworth Healthcare Acquisition Corp., a blank check company, since February 2021, and previously served on the board of directors of Quotient, a marketing technology company from November 2017 to July 2021, Comscore, a measurement and analytics company, from October 2017 to March 2019 and Insperity, Inc., a professional employer organization, from April 2015 to August 2017. Ms. McKenna is a certified public accountant and holds a B.S. in Accounting from Auburn and an M.B.A. in from the Crummer Graduate School of Business at Rollins College in Winter Park Florida.
Our board of directors believes that Ms. McKenna possesses specific attributes that qualify her to serve as a director, including more than 20 years of global technology management and senior leadership, including substantial experience in technology strategy, and her professional experience in the areas of accounting and audit oversight.

Robert Theis has served on our board of directors since August 2011. Mr. Theis has served as a General Partner of World Innovation Lab, a venture capital firm, since September 2016. He was a Co-Founder and served as Managing Partner of Garnett Theis Capital, a venture capital firm, from October 2014 to September 2016. He served as a managing director at Scale Venture Partners, a venture capital firm, from May 2008 to October 2014. Prior to joining Scale Ventures, from July 2000 to April 2008, Mr. Theis served as a general partner with Doll Capital Management, a venture capital firm. From July 1996 to June 2000, Mr. Theis served as executive vice president and served on the board of directors of New Era of Networks, Inc., a supplier of Internet infrastructure software and services. From April 1986 to June 1996, Mr. Theis served as a Managing Director at Sun Microsystems, Inc., a provider of computers and computer components acquired by Oracle Corporation, and from January 1984 to March 1986, as Marketing Manager at Silicon Graphics, Inc., a provider of high-performance computing solutions. Mr. Theis has also served on the board of directors Avaya Holdings Corp., a business communication and cloud solutions company, since November 2020. Mr. Theis also serves on the board of directors at BirdEye, Inc., a provider of software for business reputation and customer experience. Mr. Theis holds a B.A. in Economics from the University of Pittsburgh, Pennsylvania.
Our board of directors believes that Mr. Theis possesses specific attributes that qualify him to serve as a director, including his substantial experience as a venture capitalist investment professional and as a director of technology infrastructure and applications companies.
Allan Thygesen has served on our board of directors since October 2015. Mr. Thygesen has served since February 2017 as President, Americas at Google Inc. (a subsidiary of Alphabet Inc.) and from September 2011 to February 2017 as Vice President, Global SMB Sales and Operations. He is also a lecturer at the Stanford Graduate School of Business. Before joining Google, Mr. Thygesen consulted to Google and other companies in 2010 and until September 2011 and previously co-founded an early stage venture firm and was a managing director and partner in the U.S. venture and growth funds of The Carlyle Group, where he led investments in startups in sectors including e-commerce, mobile advertising and imaging. Earlier, Mr. Thygesen served as an executive in several public and private companies, including Wink Communications, Inc., an interactive television technology company, which he helped take public in 1999. Mr. Thygesen has also served on the boards of directors of various private companies. Mr. Thygesen holds an M.Sc. in Economics from the University of Copenhagen and an M.B.A. from Stanford University.
Our board of directors believes that Mr. Thygesen possesses specific attributes that qualify him to serve as a director, including his professional experience in the areas of advertising, scaling operations and market strategies.
Neil Williams has served on our board of directors since March 2012. From January 2008 to February 2018, Mr. Williams served as Executive Vice President and Chief Financial Officer at Intuit Inc., a business and financial software company. Prior to joining Intuit, from April 2001 to September 2007, Mr. Williams served as Executive Vice President of Visa U.S.A., Inc., a credit and debit card payment network, and from November 2004 to September 2007, he served as Chief Financial Officer. During the same period, Mr. Williams held the dual role of Chief Financial Officer for Inovant LLC, Visa’s global IT organization. Mr. Williams has served on the board of directors of Oportun Financial Corporation, a financial services provider, since November 2017 and previously served on the board of directors and as chair of the audit committee of Amyris, Inc., an integrated renewable products company, from May 2013 to March 2020. Mr. Williams holds a B.A. in Business Administration from the University of Southern Mississippi and is a certified public accountant.
Our board of directors believes that Mr. Williams possesses specific attributes that qualify him to serve as a director, including his professional experience in the areas of finance, accounting and audit oversight.
Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of March 31, 2022:

Name	Age	Position
Vladimir Shmunis	61	Chief Executive Officer and Chairman
Mo Katibeh	43	Chief Operating Officer
Vaibhav Agarwal	46	Chief Accounting Officer and Interim Chief Financial Officer
John Marlow	53	Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary

Vladimir Shmunis, Chief Executive Officer and Chairman. For a biography of Mr. Shmunis please see the above section entitled “Composition of the Board of Directors.”
Mo Katibeh has served as our Chief Operating Officer since January 2022. Over the past twenty years, Mr. Katibeh has served in multiple leadership roles at AT&T, a multinational telecommunications company. Most recently, he served as Head of AT&T Network Infrastructure & Build from April 2021 to January 2022; Executive Vice President Chief Product & Platform Officer from July 2020 to April 2021; Executive Vice President Chief Marketing Officer from August 2017 to July 2020; Senior Vice President – Advanced Solutions from May 2016 to July 2017; and Vice President – Global Technology Planning from March 2014 to May 2016. Mr. Katibeh holds a B.S. in Business with Majors in International Business Marketing and Philosophy from Oklahoma State University and an Executive M.B.A. from The University of Texas at Dallas – School of Management.
Vaibhav Agarwal has served as our Chief Accounting Officer since April 2019 and interim Chief Financial Officer since January 2022. He previously served as our Vice President, Corporate Controller from July 2016 to March 2019. Prior to joining us, Mr. Agarwal served as Assistant Corporate Controller of the Programmable Solutions Division of Intel Corporation (formerly Altera Corporation), a semiconductor company, from December 2014 to July 2016. From November 2011 to November 2014, Mr. Agarwal was at Intuitive Surgical Inc., a medical device company, where he last served as the Director, Corporate Accounting. Prior to that, Mr. Agarwal was at the public accounting firm PricewaterhouseCoopers from March 2005 to March 2011 and last served as Senior Manager in its Assurance practice. Mr. Agarwal is a Chartered Accountant from India and a Certified Public Accountant (Inactive) in California.
John Marlow has served as our Chief Administrative Officer since February 2017, as our Senior Vice President, Corporate Development since June 2013 and as our General Counsel and Secretary since April 2009, and also served as our Managing Director—EMEA from January 2015 to June 2016. He was appointed as Vice President of Corporate Development in November 2008. Mr. Marlow also served on our board of directors from August 2005 until August 2011. In addition, Mr. Marlow serves as the Director of Business and Legal Affairs at BrainSonix Corporation, a private medical device company, as well as a director and secretary of the Synaptec Companies, private neurological-related companies. Mr. Marlow holds a B.A. in Sociology from Colgate University and a J.D. from the University of California, Berkeley, Boalt Hall School of Law.
Director Independence
Under the rules of the NYSE, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the completion of its initial public offering. In addition, the rules of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of the NYSE, a director is independent only if our board of directors makes an affirmative determination that the director has no material relationship with us.
Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. The determination of our board of directors was based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships. In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.
With respect to Mr. Thygesen, our board of directors specifically considered that Mr. Thygesen is President, Americas at Google Inc. (though he is not an executive officer at Google Inc. or its parent company, Alphabet Inc.) and the terms and value of the search engine optimization/search engine marketing agreement we have with Google Inc. as well as the suite of Google apps and services that we license from Google Inc. Our board of directors has concluded that our relationship with Google Inc. would not impede the exercise of independent judgment by Mr. Thygesen.
With respect to Mr. Theis, our board of directors specifically considered Mr. Theis’s role as a director of Avaya Holdings Corp. (“Avaya”), including the Company’s compensation of Mr. Theis of $120,000 in cash for such board service, and the terms of our strategic partnership with Avaya. Our board of directors has concluded that our relationship with Avaya would not impede the exercise of independent judgment by Mr. Theis.
Our board of directors has determined that all of the members of our board of directors, except our CEO, Mr. Shmunis, are “independent” as defined in the applicable NYSE rules and applicable rules and regulations of the SEC.

Leadership Structure
Mr. Shmunis currently serves as both Chairman of our board of directors and CEO. Our board of directors believes that the current board leadership structure, coupled with a strong emphasis on board independence, provides effective independent oversight of management while allowing the board and management to benefit from Mr. Shmunis’s leadership, Company specific experience and years of experience as an executive in the technology industry. Serving on our board of directors and as CEO since our founding in 1999, Mr. Shmunis is best positioned to identify strategic priorities, lead critical discussion and execute our strategy and business plans. Mr. Shmunis possesses detailed in-depth knowledge of the issues, opportunities and challenges facing us. Independent directors and management sometimes have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside of our Company, while the CEO brings Company specific experience and expertise. The board of directors believes that Mr. Shmunis’s combined role enables strong leadership, creates clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders.
Lead Independent Director
Our corporate governance guidelines provide that one of our independent directors should serve as a lead independent director at any time when the Chairman is not independent. Because our CEO, Mr. Shmunis, is our Chairman, our board of directors appointed Mr. Theis to serve as our lead independent director. Our lead independent director presided over periodic meetings of our independent directors, served as a liaison between our Chairman and the independent directors and performed such additional duties as our board of directors otherwise determined and delegated.
Board Committees
Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors may establish other committees from time to time. The charters for each of our committees are available on our website at ir.ringcentral.com.
Audit Committee
Our audit committee oversees our accounting and financial reporting process and the audit of our financial statements and assists our board of directors in monitoring our financial systems and our legal and regulatory compliance. Our audit committee is responsible for, among other things:
•appointing, approving the compensation of, supervising, evaluating and assessing the independence of our independent registered public accounting firm;
•pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•reviewing annually a report by the independent registered public accounting firm regarding the independent registered public accounting firm’s internal quality control procedures and various issues relating thereto;
•reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•coordinating the oversight and reviewing the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm;
•establishing policies and procedures for the receipt and retention of accounting related complaints and concerns, including a confidential, anonymous mechanism for the submission of concerns by employees;
•periodically reviewing legal compliance matters, including securities trading policies, periodically reviewing significant accounting and other financial risks or exposures to our Company and reviewing and, if appropriate, approving all transactions between our Company or its subsidiaries and any related party (as described in Item 404 of Regulation S-K);
•periodically reviewing our Code of Business Conduct and Ethics;

•establishing policies for the hiring of employees and former employees of the independent registered public accounting firm; and
•reviewing the audit committee report required by SEC rules to be included in our annual proxy statement.
The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and the authority to retain counsel and advisors to fulfill its responsibilities and duties.
Our audit committee is currently comprised of Kenneth Goldman, Michelle McKenna and Neil Williams, who is the chairperson of the committee. Our board of directors has designated Kenneth Goldman, Michelle McKenna and Neil Williams as “audit committee financial experts,” as defined under the rules of the SEC implementing Section 407 of the Sarbanes Oxley Act of 2002.
Our board of directors has considered the independence and other characteristics of each member of our audit committee and has concluded that the composition of our audit committee meets the requirements for independence under the current requirements of the NYSE and SEC rules and regulations. Audit committee members must satisfy additional independence criteria set forth under Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In order to be considered independent for purposes of the Rule 10A-3, an audit committee member may not, other than in his or her capacity as a member of the audit committee, accept consulting, advisory or other fees from us or be an affiliated person of us. Each of the members of our audit committee qualifies as an independent director pursuant to Rule 10A-3.
No member of our audit committee should simultaneously serve on the audit committee of more than two additional public companies unless our board of directors determines that such simultaneous service would not impair the ability of such member to effectively serve on the audit committee and discloses such determination in accordance with the requirements of the NYSE. Our board of directors has considered Mr. Goldman’s simultaneous service on the audit committees of RingCentral and three other public companies and has determined that such simultaneous service does not impair his ability to effectively serve as a member of our audit committee.
Compensation Committee
Our compensation committee oversees our compensation policies, plans and programs. The compensation committee is responsible for, among other things:
•reviewing and recommending policies, plans and programs relating to compensation and benefits of our directors, officers and employees;
•annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers;
•annually evaluating the performance of our chief executive officer in light of such corporate goals and objectives and recommending the compensation of our chief executive officer and our other executive officers to the board of directors for its approval;
•administering our equity compensations plans for our employees and directors; and
•reviewing for inclusion in this Form 10-K/A the report of the compensation committee required by the SEC.
The compensation committee also has the power to investigate any matter brought to its attention within the scope of its duties and the authority to retain counsel and advisors to fulfill its responsibilities and duties.
Our compensation committee is currently comprised of Michelle McKenna, Allan Thygesen and Robert Theis, who is the chairperson of the committee. Our board of directors has determined that each member of the compensation committee is an independent director for compensation committee purposes as that term is defined in the applicable rules of the NYSE and is a “non-employee director” within the meaning of Rule 16b-3(d)(3) promulgated under the Exchange Act.

Nominating and Corporate Governance Committee
Our nominating and corporate governance committee, or nominating committee, oversees and assists our board of directors in reviewing and recommending corporate governance policies and nominees for election to our board of directors and its committees. The nominating committee is responsible for, among other things:
•evaluating and making recommendations regarding the organization and governance of our board of directors and its committees and changes to our certificate of incorporation and bylaws and stockholder communications;
•reviewing succession planning for our chief executive officer and other executive officers and evaluating potential successors;
•assessing the performance of board members and making recommendations regarding committee and chair assignments and composition and size of our board of directors and its committees;
•recommending desired qualifications for board and committee membership and conducting searches for potential members of our board of directors;
•evaluating and making recommendations regarding the creation of additional committees or the change in mandate or dissolution of committees;
•reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations; and
•reviewing and approving conflicts of interest of our directors and corporate officers, other than related party transactions reviewed by the audit committee.
The nominating committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.
Our nominating committee is currently comprised of Michelle McKenna, Robert Theis and Kenneth Goldman, who is the chairperson of the committee. Each of the nominating committee members is an independent director for nominating committee purposes as that term is defined in the applicable rules of the NYSE.
Considerations in Evaluating Director Nominees
The nominating committee uses a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, the nominating committee will consider the current size and composition of the board of directors and the needs of the board of directors and the respective committees of the board of directors. Some of the qualifications that the nominating committee considers include, without limitation, issues of character, integrity, judgment, diversity (with respect to diversity, such factors as gender, gender identity, sexual orientation, race, ethnicity, differences in professional background, education, skill and other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on the board of directors), independence, area of expertise, corporate experience, length of service, potential conflicts of interest and other commitments. The nominating committee requires the following minimum qualifications to be satisfied by any nominee for a position on our board of directors, (1) the highest personal and professional ethics and integrity, (2) proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment, (3) skills that are complementary to those of the existing members of our board of directors, (4) the ability to assist and support management and make significant contributions to the Company’s success, and (5) an understanding of the fiduciary responsibilities that are required of a member of our board of directors, and the commitment of time and energy necessary to diligently carry out those responsibilities. Other than the foregoing, there are no stated minimum criteria for director nominees, although the nominating committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests. The nominating committee may also take such measures that it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the nominating committee, the board of directors or management.
Although the board of directors does not maintain a specific policy with respect to board diversity, the board of directors believes that the board should be a diverse body and is committed to increasing board diversity. Accordingly, the nominating committee considers a broad range of backgrounds, experiences and other factors as it oversees the annual board of director and committee evaluations. After completing its review and evaluation of director candidates, the nominating committee recommends to the full board of directors the director nominees for selection.
Stockholder Recommendations for Nominations to the Board of Directors
The nominating committee will consider candidates for director recommended by stockholders holding at least one percent (1%) of the fully diluted capitalization of the Company continuously for at least twelve (12) months prior to the date of the submission of the recommendation, so long as such recommendations comply with the certificate of incorporation and bylaws of our Company and applicable laws, rules and regulations, including those promulgated by the SEC. The committee will evaluate such recommendations in accordance with its charter, our bylaws, our policies and procedures for director candidates, as well as the regular nominee criteria described above. This process is designed to ensure that the board of directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible stockholders wishing to recommend a candidate for nomination should contact our General Counsel or our Legal Department in writing. Such recommendations must include the information about the candidate, relevant qualifications, a signed letter from the candidate confirming willingness to serve, a statement of support by the recommending stockholder, information regarding any relationships between the candidate and the Company and evidence of the recommending stockholder’s ownership of Company stock. The committee has discretion to decide which individuals to recommend for nomination as directors.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
We have adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, we have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors, including our chief executive and senior financial officers. The Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on our website at ir.ringcentral.com. We expect that any amendment to the Code of Business Conduct and Ethics, or any waivers of its requirements, will be disclosed on our website.
Risk Management
Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance, and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the Company faces, while our board of directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed.
Our board of directors believes that open communication between management and the board of directors is essential for effective risk management and oversight. Our board of directors meets with members of the senior management team at regular board meetings, where, among other topics, they discuss strategy and risks facing the Company.
While our board of directors is ultimately responsible for risk oversight, our board committees assist the board of directors in fulfilling its oversight responsibilities in certain areas of risk. The risk management committee assists our board of directors in fulfilling its responsibilities for overseeing our risk management framework and activities, including the review of major risk areas including compliance, credit, data privacy, financial, legal, market, operational, property, regulatory, reputational, security (including cybersecurity), strategic, technology and any other risk areas deemed appropriate for review, as well as the steps taken to monitor and control those exposures, with particular responsibility for overseeing designated areas of risk that are not the primary responsibility of another committee of our board of directors or retained by our board of directors for its direct oversight. The audit committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of significant accounting and other financial risk exposure, and discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. The audit committee also reviews management’s assessment of the key risks facing us, including the key controls it relies on to mitigate those risks. The audit committee also monitors certain key risks at each of its regularly scheduled meetings, such as risk associated with internal control over financial reporting and liquidity risk. The nominating committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risk associated with board organization, membership and structure, and corporate governance. The compensation committee assesses risks created by the incentives inherent in our compensation philosophy and practices. Finally, the full board of directors reviews strategic and operational risk in the context of reports from the management team, receives reports on all significant committee activities at each regular meeting, and evaluates the risks inherent in significant transactions.

Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee is an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Non-Employee Director Compensation
Our board of directors has approved a compensation program for non-employee directors to attract, retain and reward its qualified directors and align the financial interests of the non-employee directors with those of our stockholders.
The compensation committee has the primary responsibility for reviewing and approving the compensation paid to non-employee directors. The compensation committee reviews at least annually the type and form of compensation paid to our non-employee directors, which includes a market assessment and analysis by our independent compensation consulting firm, Compensia, Inc. (“Compensia”) regarding practices at comparable companies. As part of this analysis, Compensia reviews non-employee director compensation trends and data from companies comprising the same executive compensation peer group used by the compensation committee in connection with its review of executive compensation. Based on this review, the compensation committee has made adjustments to the non-employee director compensation program, most recently in July 2021, in an effort to provide competitive compensation opportunities for our non-employee directors.
Pursuant to this compensation program, each non-employee director receives cash and equity compensation for board services as described below. In addition, we reimburse our non-employee directors for expenses incurred in connection with attending board and committee meetings as well as continuing director education.
Cash Compensation
Our non-employee directors are entitled to receive the following cash compensation for their services:
•$50,000 per year for service as a board member;
•$30,000 per year for service as lead director;
•$30,000 per year for service as chair of the audit committee;
•$20,000 per year for service as chair of the compensation committee;
•$15,000 per year for service as chair of the nominating committee;
•$12,500 per year for service as member of the audit committee;
•$10,000 per year for service as member of the compensation committee; and
•$5,000 per year for service as member of the nominating committee.
All cash payments to non-employee directors are paid quarterly in arrears.
Equity Compensation
Our non-employee directors are entitled to receive the following equity compensation:
On the first trading day on or after June 1 of each year, each non-employee director will be granted an award of restricted stock units (“RSUs”) having an award value (as determined based on the fair value of the award on the date of grant) of $300,000, which award will vest in full on the date that is the earlier of: (i) the next annual meeting of stockholders and (ii) the one year from the date of grant, subject to the non-employee director continuing to be a service provider through such vesting date.
In addition, each person who becomes a non-employee director will receive an award of RSUs having an award value (as determined based on the fair value of the award on the date of grant) equal to (i) $300,000 multiplied by (ii) a fraction, the numerator of which is the number of months between the date the non-employee director becomes a member of the board and the first trading day on or after June 1 following such date and the denominator of which is 12. The date of grant for this award will be the date the non-employee director joins the board, or, if such date occurs during a Company blackout period, the fifth trading day following the expiration of such Company blackout period and any special blackout period in effect, subject to the director remaining on the board through the grant date. This grant will vest in full on the date that is one year from the date of grant, subject to the non-employee director continuing to be a service provider through such vesting date.
In the event of a change in control, 100% of the non-employee director’s outstanding and unvested equity awards will immediately vest and, if applicable, become exercisable. In no event will an award granted under the policy be greater than the non-employee director limits set forth in our 2013 Equity Incentive Plan (the “2013 Plan”).
The following table shows, for the fiscal year ended December 31, 2021, certain information with respect to the compensation of all of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Mignon Clyburn (4)	46,250	259,831		306,081
Arne Duncan (5)	40,491	324,463		364,954
Kenneth Goldman (6)	110,000	259,831		369,831
Michelle McKenna (7)	113,750	259,831		373,581
Godfrey Sullivan *	22,500	259,831		282,331
Robert Theis (8)	101,008	259,831	50,323	411,162
Allen Thygesen (9)	56,250	259,831		316,081
Neil Williams (10)	127,500	259,831		387,331

* Ceased serving as a director in June 2021.
(1)In addition to the cash compensation received under our non-employee director compensation program, amounts in this column include cash compensation earned by Mr. Goldman, Ms. McKenna and Mr. Williams for service on a special committee of our board of directors.
(2)The amounts listed in the “Stock Awards” column represent the aggregate fair market value of RSUs granted in the fiscal year ended December 31, 2021 and calculated in accordance with FASB ASC Topic 718 (“ASC Topic 718”). See Note 10 to the Notes to our Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair market value, included as Item 8 to our Original Report.
(3)In connection with our strategic partnership with Avaya, we are entitled to nominate one person to Avaya’s board of directors. Mr. Theis currently serves on Avaya’s board of directors as our nominee and we pay him $120,000 per year in cash for such board service. The amount listed in this column represents the pro-rated amount for such service in 2021.
(4)As of December 31, 2021, Ms. Clyburn held 1,027 RSUs, of which 1,027 shares of our Class A common stock underlying the RSUs vest on the earlier of (a) the date of the annual meeting of stockholders for 2022 (the “2022 Annual Meeting”) or (b) June 1, 2022, subject to her continued service with us.
(5)As of December 31, 2021, Mr. Duncan held 1,201 RSUs, of which 174 shares of our Class A common stock underlying the RSUs vested on February 25, 2022, while the remaining 1,027 shares of our Class A common stock underlying the RSUs vest on the earlier of (a) the date of the 2022 Annual Meeting or (b) June 1, 2022, subject to his continued service with us.
(6)As of December 31, 2021, Mr. Goldman held 1,027 RSUs, of which 1,027 shares of our Class A common stock underlying the RSUs vest on the earlier of (a) the date of the 2022 Annual Meeting or (b) June 1, 2022, subject to his continued service with us.
(7)As of December 31, 2021, Ms. McKenna held 1,027 RSUs, of which 1,027 shares of our Class A common stock underlying the RSUs vest on the earlier of (a) the date of the 2022 Annual Meeting or (b) June 1, 2022, subject to her continued service with us.
(8)As of December 31, 2021, Mr. Theis held 1,027 RSUs, of which 1,027 shares of our Class A common stock underlying the RSUs vest on the earlier of (a) the date of the 2022 Annual Meeting or (b) June 1, 2022, subject to his continued service with us.
(9)As of December 31, 2021, Mr. Thygesen held 1,027 RSUs, of which 1,027 shares of our Class A common stock underlying the RSUs vest on the earlier of (a) the date of the 2022 Annual Meeting or (b) June 1, 2022, subject to his continued service with us.
(10)As of December 31, 2021, Mr. Williams held (i) 1,027 RSUs, of which 1,027 shares of our Class A common stock underlying the RSUs vest on the earlier of (a) the date of the 2022 Annual Meeting or (b) June 1, 2022, subject to his continued service with us. 30,000 shares of our Class B common stock subject to Mr. Williams’ options were vested as of December 31, 2021.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify anyone who filed a required report late during the most recent year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal ended December 31, 2021, all Section 16(a) filing requirements were satisfied on a timely basis, except for (i) one late Form 4 filing that was filed on behalf of Mr. Shmunis, our CEO and Chairman, on September 16, 2021, and (ii) one late Form 4 filing that was filed on behalf of Mr. Agarwal, our Chief Accounting Officer and Interim Chief Financial Officer, on August 24, 2021. Such late filings did not result in any liability under Section 16(b) of the Exchange Act.
Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the material principles governing executive compensation policies and decisions, and the material elements of compensation awarded to, earned by or paid to our named executive officers. In addition, we explain how and why the independent compensation committee determines the specific compensation elements that made up our 2021 executive compensation program.
Our named executive officers for fiscal 2021 were:
•Vladimir Shmunis, Chief Executive Officer (“CEO”);
•Anand Eswaran, former President and Chief Operating Officer (“COO”);
•Mitesh Dhruv, former Chief Financial Officer (“CFO”);
•John Marlow, Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary (“CAO”); and
•Praful Shah, former Chief Strategy Officer.
The information in this Compensation Discussion and Analysis provides perspective and narrative analysis relating to, and should be read along with, the executive compensation tables.
Mr. Eswaran resigned from his position as President and COO of the Company in December 2021 and served as an advisor until the end of December 2021 to help transition his roles and responsibilities.
Mr. Dhruv resigned from his position as CFO of the Company, effective as of December 31, 2021. Our board of directors appointed Vaibhav Agarwal, the Company’s Chief Accounting Officer, to act as interim CFO effective January 1, 2022. As disclosed on a Form 8-K filed on March 18, 2022, the compensation committee approved an increase in his base salary to $500,00 per year with a target bonus opportunity of 75%, both effective April 1, 2022. Additionally, he received restricted stock unit (“RSU”) grants totaling 70,978 RSUs.
Mr. Shah resigned from his position as the Company’s CSO, effective as of September 14, 2021.
2021 Executive Compensation Highlights
Consistent with our compensation philosophy and objectives, the compensation committee took the following actions with respect to the compensation of our named executive officers for 2021:
•Base Salary—Increased base salary amounts for certain named executive officers to reflect market conditions described in the “Base Salary” section below;

•Non-Equity Incentive Plan Compensation—Approved a bonus plan for our named executive officers that paid out only if we achieved quarterly revenue and Non-GAAP operating margin goals that were set to be aggressive and achievable with strong leadership from our executive team described in the “Annual Incentive Compensation” section below. Quarterly payouts under the plan were made in the form of RSUs that were fully vested upon grant (or for certain of the RSUs granted to Mr. Shmunis, on the first trading day after the grant date) in order to conserve cash resources and further align the interests of our stockholders and our executive officers, described in the “Annual Incentive Compensation” section below;
•Annual Equity Compensation—Granted RSUs as part of our annual compensation in an effort to retain our named executive officers, provide incentives for them to continue to grow our business and enhance the link between their interests and the interests of our stockholders described in the “Equity Compensation” section below; and
•Special Equity Compensation—Granted (i) an equity award of 2,178 RSUs to our CEO in April 2021 (effective in May 2021) in lieu of payment of $695,080 of his base salary for the period April 1, 2021 through March 31, 2022, (ii) a special retention equity award of 56,396 RSUs to Mr. Eswaran, and (iii) an award of 13,995 RSUs to Mr. Shah upon his entering into a non-competition agreement with us in connection with his resignation.
Compensation Philosophy and Objectives
The overall objective of our executive compensation program is to tie executive compensation to the performance of our Company. Our executive compensation is designed with a mix of short-term and long-term components, cash and equity elements and fixed and contingent payments in proportions that we believe provide appropriate incentives to retain and motivate our named executive officers, and other senior executives and management team and help to achieve success in our business.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. Our executive compensation program seeks to achieve this objective by ensuring that we can:
•Reward talented executives, who possess the proven experience, knowledge, skills, and leadership criteria;
•Motivate our executive officers by giving them a stake in our growth and prosperity and encouraging the continuance of their services with us; and
•Align the interests of stockholders and named executive officers without creating an incentive for inappropriate risk-taking.
Based on this philosophy, we have designed our executive compensation program to encourage the achievement of strong overall financial results, particularly revenue growth and Non-GAAP operating margin.
Executive Compensation Policies and Practices
We endeavor to maintain compensation policies and practices that are consistent with sound governance standards. We believe it is important to provide competitive compensation packages and a high-quality work environment in order to hire, retain and motivate key personnel. Our compensation committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with our short-term and long-term goals given the nature of the market in which we compete for key personnel. The following policies and practices were in effect during 2021:
•Independent Compensation Committee. Our compensation committee is comprised solely of independent directors who have established effective means for communicating with each other and with stockholders, and implementing their executive compensation ideas, as well as addressing concerns;
•Compensation Consultant. Our compensation committee engaged its own compensation consultant, Compensia, to assist with its 2021 compensation reviews. Compensia performed no other consulting or other services for us;
•Annual Executive Compensation Review. Our compensation committee conducts an annual review and approval of our compensation strategy, including a review of our compensation peer group used for comparative purposes;
•Performance-Based Compensation. Our executive compensation program is designed so that a significant portion of compensation is performance-based, and therefore “at risk,” dependent upon corporate performance, as well as equity-based to align the interests of our executive officers with our stockholders. The overall performance and contribution of the executive is also considered in determining each individual’s compensation;
•Minimal Perquisites and Special Benefits. The members of our executive team are eligible to participate in broad-based Company-sponsored retirement, health and welfare benefits programs on the same basis as our other full-time, salaried employees. At this time, we do not provide any perquisites or other personal benefits to the members of our executive team;
•No “Golden Parachute” Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any tax liability that our executive officers might owe as a result of the application of Sections 280G or 4999 of the Internal Revenue Code (the “Code”);
•No Hedging and Pledging. Our Insider Trading Policy prohibits our employees, including our executive officers and the members of our board of directors, from hedging any Company securities and from pledging any Company securities as collateral for a loan;
•No “Single-Trigger” Change-in-Control Arrangements; “Double-Trigger” Change-in-Control Arrangements. There are no payments and benefits that are payable solely as a result of a change-in-control in the Company. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control of our Company plus an involuntary termination of employment before payments and benefits are paid); and
•Stockholder Advisory Votes on Named Executive Officer Compensation. Our stockholders have an opportunity to cast an advisory vote to (i) approve our named executive officers’ compensation and (ii) approve the frequency of the vote to approve the named executive officers’ compensation. Our stockholders have voted in favor of annual advisory votes on the named executive officers’ compensation. At the 2021 annual meeting of stockholders, approximately 70% of the votes cast voted to approve our named executive officers’ compensation. We believe that the results of this vote affirm our stockholders’ support of our approach to executive compensation, and therefore we have not made any significant changes to our executive compensation program. We will consider the results from this year’s and future years’ stockholder advisory votes on named executive officer compensation when making decisions about our executive compensation program. No changes in the overall structure of the programs were made in 2021.
Compensation-Setting Process
Compensation Committee
Each year, our compensation committee conducts a review of our executive compensation program and related policies and practices. At the beginning of each year, the compensation committee assesses the prior year performance and establishes bonus targets and metrics for the current year and annual equity award grants for our named executive officers. In addition, the compensation committee reviews and determines the base salary of our named executive officers. In determining the compensation of the members of our executive team, including our named executive officers, for 2021, our compensation committee reviewed the compensation arrangements, including base salary, target bonus and equity compensation, of our executive officers and considered an analysis of competitive market data presented by the compensation committee’s advisor, Compensia, a national compensation consulting firm that provides executive compensation advisory services, as well as our overall strategic business plan. Market data was used primarily as a reference point for measuring the competitive marketplace, and was one factor among others, used by the compensation committee in determining executive compensation. Other factors the compensation committee considers in making its executive compensation decisions include: input from our CEO, COO, CAO and Chief People Officer (except regarding their own compensation), past individual performance and expected future performance, vesting status and value of existing equity awards, and internal pay equity based on the impact of business and performance.
Role of Management
In carrying out its responsibilities, the compensation committee works with members of our management, including our CEO, COO, CAO and Chief People Officer. Typically, these members of management and our CFO assist the compensation committee in developing the annual bonus plans based on metrics that contain attainable target levels that are achievable through the commitment and leadership of our executive officers. Our CEO provides recommendations on compensation matters for our employees in general and all of his direct reports, including our executive officers. The CEO,

COO, CAO and CFO usually attend compensation committee meetings. No members of management participate in discussions or decisions regarding their own compensation and none of them are present when their own compensation is determined.
Role of Compensation Consultant
Compensia has been engaged by and serves as the compensation committee’s compensation consultant. Compensia reviews the compensation arrangements of the members of our executive team and generally assists the compensation committee in analyzing executive officer and employee compensation, and the compensation of non-employee members of our board of directors. Compensia provides support for the compensation committee by attending meetings of the compensation committee, providing recommendations regarding the composition of our compensation peer group, analyzing compensation data and formulating recommendations for executive and non-employee director compensation. Our compensation committee also works directly with Compensia from time to time to obtain additional information or clarity regarding data provided by Compensia, and also requests specific analyses to assist the compensation committee in the design and structure of our executive and non-employee director compensation programs.
The compensation committee has determined that the work of Compensia does not give rise to any “conflict of interest” in accordance with Item 407(e)(3)(iv) of Regulation S-K and the listing standards of the NYSE.
Competitive Positioning
In setting executive compensation, our compensation committee uses publicly-available data on the compensation policies and practices of comparable publicly-traded companies as a reference to understand the competitive market for executive talent. With respect to decisions regarding the 2021 compensation of the members of our executive team, including the named executive officers, our compensation committee reviewed an analysis prepared by Compensia of competitive market data derived from a group of public software companies within a specific selection criteria, which included, but was not limited to, revenue between approximately $700 million and $20.3 billion for the trailing four quarters available as of December 1, 2020 and 30-day average market capitalizations of between approximately $16.6 billion and $227.5 billion as of December 1, 2020, and the companies in the following compensation peer group (which was approved by our compensation committee in December 2020):

Adobe	ServiceNow	Twilio
DocuSign	Shopify	Veeva Systems
Okta	Slack Technologies	Workday
Paycom Software	Splunk	Zoom Video Communications
Salesforce
In selecting the companies that comprised the compensation peer group, the compensation committee focused primarily on public companies in the same or similar country or countries of operation, industry group and financial comparability, which include revenue and market capitalization. The companies that comprise the peer group are our competitors in the labor and capital markets and have similar growth and performance potential.
This competitive market data was used as a reference in the course of our compensation committee’s review and evaluation of our executive compensation program and decisions regarding executive compensation in 2021. The competitive market data is useful to understand market practice and to provide a general context for its decisions. The compensation committee determines the nature and the extent of the use of market data, which varies by executive. Actual compensation is based on individual performance, experience, responsibilities and other criteria selected by our compensation committee. While the compensation committee does not target any component of our executive compensation program to a particular level versus the competitive market, our compensation committee generally refers to a range of the 50th to the 75th market percentile when making its executive compensation decisions. The competitive market data was not used to benchmark the compensation for our named executive officers.
Compensation Overview
Our executive compensation program for 2021 consisted of the following principal compensation elements:
•Base salary (a portion of which was paid in the form of fully vested RSUs for certain named executive officers);
•Annual incentive compensation paid if earned in the form of RSUs each quarter; and

•Long-term incentive compensation in the form of annual grants of time-based RSUs and a special equity award to our CEO in lieu of amounts that would have otherwise been paid as base salary.
We are committed to providing appropriate cash and equity incentives to compensate our named executive officers in a manner that our compensation committee determines is reasonable and appropriate to motivate and retain key talent.
Base Salary
Base salary is a customary, fixed element of compensation intended to attract and retain our named executive officers and compensate them for their day-to-day efforts. Our board of directors and/or the compensation committee reviews base salary every year, as well as at the time of a promotion or other change in responsibilities, and considers each executive officer’s performance, prior base salary level, the competitive market data, breadth of role, and the other factors described in the “Compensation Setting Process—Compensation Committee” section above. Our board of directors and the compensation committee do not target base pay at any particular level versus the competitive market data. In 2021, Messrs. Shmunis, Eswaran, and Dhruv received adjustments to base salary to (i) reflect changes to the competitive market and (ii) retain our named executive officers to grow and expand our business. The base salary changes were effective on April 1, 2021 for all named executive officers.
In June 2021, our compensation committee approved the 2021 NEO Equity Compensation Program (the “Equity Compensation Program”), which provided each then-named executive officer (other than Mr. Shmunis) the opportunity to receive all but $32,500 of his base salary for the period from June 16, 2021, through December 31, 2021, in the form of awards of fully vested RSUs to be granted under the 2013 Plan on the first trading day on or after June 15, August 15, and November 15 of 2021. The number of RSUs a participating named executive officer received on each grant date equaled the portion of his salary for the applicable period (as noted below) that was to be paid in RSUs divided by the closing price of a share of our Class A common stock on the grant date. Messrs. Eswaran, Dhruv, and Marlow elected to participate in the Equity Compensation Program. In November 2021, the compensation committee approved a similar plan providing each then-named executive officer (other than Mr. Shmunis) the opportunity to receive all but $60,000 of his base salary for 2022 in the form of awards of fully vested RSUs. Each year the compensation committee will assess whether to continue the Equity Compensation Program.
The following table sets forth the 2021 base salary for each of our named executive officers.

Name	2021 Base Salary	2020 Base Salary	Percent Increase
Vladimir Shmunis	$ 700,000 (1)	$ 650,000 (1)	8%
Anand Eswaran	$ 625,000 (2)	$ 600,000 (2)	4%
Mitesh Dhruv	$ 550,000 (3)	$ 500,000 (3)	10%
John Marlow	$ 375,000 (4)	$ 375,000 (4)	0%
Praful Shah	$ 385,000	$ 385,000	0%

(1)Mr. Shmunis received (i) an award of 3,340 RSUs in lieu of payment in cash of $645,200 of his salary for the period from April 1, 2020 through March 31, 2021, and (ii) an award of 2,178 RSUs in lieu of payment in cash of $695,080 of his salary for the period from April 1, 2021 through March 31, 2022.
(2)Under the Equity Compensation Program, Mr. Eswaran received (i) an award of 353 RSUs in lieu of payment in cash of $94,167 of his salary for the period from June 16, 2021 through August 15, 2021, (ii) an award of 578 RSUs in lieu of payment in cash of $141,250 of his salary for the period from August 16, 2021 through November 15, 2021, and (iii) an award of 267 RSUs in lieu of payment in cash of $70,625 of his salary for the period from November 16, 2021 through December 31, 2021.
(3)Under the Equity Compensation Program, Mr. Dhruv received (i) an award of 306 RSUs in lieu of payment in cash of $81,667 of his salary for the period from June 16, 2021 through August 15, 2021, (ii) an award of 501 RSUs in lieu of payment in cash of $122,500 of his salary for the period from August 16, 2021 through November 15, 2021, and (iii) an award of 232 RSUs in lieu of payment in cash of $61,250 of his salary for the period from November 16, 2021 through December 31, 2021.
(4)Under the Equity Compensation Program, Mr. Marlow received (i) an award of 197 RSUs in lieu of payment in cash of $52,500 of his salary for the period from June 16, 2021 through August 15, 2021, (ii) an award of 322 RSUs in lieu of payment in cash of $78,750 of his salary for the period from August 16, 2021 through November 15, 2021, and (iii) an award of 149 RSUs in lieu of payment in cash of $39,375 of his salary for the period from November 16, 2021 through December 31, 2021.
The actual base salaries paid to our named executive officers during 2021 are set forth in the Summary Compensation Table below. As described above and in the footnotes to the Summary Compensation Table, portions of the salaries for Messrs.

Shmunis, Eswaran, Dhruv, and Marlow were paid in the form of RSUs that are listed in the 2021 Grants of Plan-Based Awards Table below.
Annual Incentive Compensation
The compensation committee establishes annual incentive compensation opportunities under our bonus plan (the “Bonus Plan”). Consistent with our historical practices, bonuses for 2021 under the Bonus Plan were designed to motivate and reward our named executive officers, to perform to the best of their abilities and to achieve our objectives.
Target Annual Incentive Opportunities
In April 2021, the compensation committee reviewed the target annual incentive opportunities of our named executive officers, taking into consideration each named executive officer’s total annual compensation opportunity, the competitive market data with an emphasis generally on the 50th through 75th percentile of total target cash compensation opportunities, breadth of responsibilities and the other factors described in the “Compensation Setting Process—Compensation Committee” section above. The compensation committee increased the target annual incentive opportunity for Messrs. Marlow and Shah to a level that, when considered together with his base salary, the compensation committee believed provided the appropriate incentive and retention effect.
The target annual incentive opportunities of our named executive officers for 2021 were:

Name	2021 Target Bonus Opportunity (as a % of 2021 Base Salary)	2021 Target Bonus Opportunity
Vladimir Shmunis	100%	$700,000
Anand Eswaran	100%	$625,000
Mitesh Dhruv	100%	$550,000
John Marlow	100%	$375,000
Praful Shah	100%	$385,000
2021 Bonus Plan Design and Achievement
For 2021, there are four quarterly performance periods, ending on March 31, June 30, September 30, and December 31. The bonus pool under the Bonus Plan funds based on our achievement against the quarterly target levels established by the compensation committee of the following performance metrics (weighted 50% each): (i) revenues and (ii) Non-GAAP operating margin. These metrics have the following meanings under the Bonus Plan:
•“revenues” means the Company’s net revenues generated from third parties, including both services revenues and other revenues, each as defined in our Form 10-K filed for the calendar year ended December 31, 2021. Net revenue is defined as gross sales less any pertinent discounts, refunds, or other contra-revenue amounts, as presented on the Company’s press release reporting the applicable quarterly financial results.
•“Non-GAAP operating margin” means the Company’s Non-GAAP income from operations divided by its “revenues.” Non-GAAP income from operations means the Company’s “revenues” less cost of revenues and operating expenses, excluding share-based compensation expense, amortization of acquisition related intangibles, legal settlement related charges and as adjusted for certain acquisitions, as presented on the Company’s press release reporting the applicable quarterly financial results.
With respect to revenues, for 100% of the bonus pool for any particular quarter to fund, 100% to 101% of the quarterly revenues target established by the compensation committee was to be achieved. For each 0.1% of revenues that was achieved above the 101% of the quarterly revenues target established by the compensation committee, the bonus pool with respect to revenue would be increased by 1%, and for each 0.1% of revenue that was achieved below 100% of the quarterly revenues target established by the compensation committee, the bonus pool with respect to revenues would be reduced by 1%.
With respect to Non-GAAP operating margin, for 100% of the bonus pool for any particular quarter to fund, the quarterly Non-GAAP operating margin must be within 0.4 points of the 100% of the quarterly Non-GAAP operating margin target established by the compensation committee (this 0.8-point range, the “quarterly Non-GAAP operating margin target range”). For each 0.1% of the Non-GAAP operating margin that was achieved above the quarterly Non-GAAP operating margin target range, the bonus pool with respect to Non-GAAP operating margin would be increased by 1% (up to a maximum of 120%), and for each 0.1% of Non-GAAP operating margin that was below the quarterly Non-GAAP operating margin target range, the bonus pool with respect to Non-GAAP operating margin would be reduced by 1%.
For the bonus pool under the Bonus Plan to fund for any particular quarter, we had to achieve (i) quarterly revenues at least equal to revenues expected by analyst consensus estimates after we publicly disclosed our guidance for such quarter, and (ii) quarterly Non-GAAP operating margin at least equal to Non-GAAP operating margin expected by analyst consensus estimates after we publicly disclosed our guidance for such quarter.
The following chart sets forth our 2021 quarterly targets against each metric under the Bonus Plan, actual achievement against those targets, and the corresponding percentage payouts to the named executive officer each quarter:

	Revenue				Non-GAAP Operating Margin
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Target (in millions)	$347.6	$367.3	$394.0	$424.1	8.9%	9.4%	9.9%	11.6%
Achievement (% of Target)	101.4%	103.3%	105.2%	105.8%	103.4%	108.5%	106.1%	91.4%
Payout (% of Target)	103.5%	122.6%	142.0%	147.6%	100.0%	102.7%	101.9%	93.0%
Based upon our actual financial performance as measured against the approved performance metrics and the formula under the Bonus Plan, the payout percentages for each of the four quarters in 2021 were as follows: 101.8% (Q1), 113.3% (Q2), 122.0% (Q3) and 120.3% (Q4).
In December 2020, our compensation committee approved the 2021 Key Employee Equity Bonus Plan (the “Key Employee Bonus Plan”), which provided that the then-named executive officers will receive any quarterly bonus achieved and payable under the Bonus Plan for 2021 in the form of RSUs granted under the 2013 Plan. The number of RSUs each named executive officer received equaled the dollar value of the quarterly bonus divided by the lower of the closing price of a share of our Class A common stock (i) on the first trading day of the quarter for which the quarterly bonus is assessed or (ii) on the first trading day on or after May 15, August 15, November 15 or February 15 (or for the RSUs granted to Mr. Shmunis in payment of his bonuses for the second, third, and fourth quarters of 2021, the first trading day on or before August 19, November 19, or February 19) following the quarter for which the quarterly bonus is assessed. The RSUs issued to our named executive officers were fully vested upon grant. In November 2021, the compensation committee approved a similar plan governing 2022 bonuses. Each year the compensation committee will assess whether to continue the Key Employee Bonus Plan.
The aggregate dollar values of the bonuses earned by our named executive officers under the Bonus Plan for 2021 are listed in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table. As described above and in the footnotes to the Summary Compensation Table, each earned quarterly bonus was paid in the form of RSUs that are listed in the 2021 Grants of Plan-Based Awards Table below.
Equity Compensation
We use RSUs to deliver long-term incentive compensation opportunities to our named executive officers. Consistent with our compensation objectives, we believe this approach helps to ensure that the interests of the members of executive team are aligned with those of our stockholders and that we are able to attract and reward our top talent. In 2021, the compensation committee determined not to grant stock options to our named executive officers and to grant only RSUs to management in order to better identify the interests of our named executive officers and our stockholders and to reduce our corporate-wide dilution.
The compensation committee does not target equity compensation at any particular level versus the competitive market data, although it uses the range of the 50th percentile to the 75th percentile as a reference point during the course of its deliberations. RSUs serve as a retention tool as they vest based on continued service over time.
Except for the RSUs granted to Mr. Shmunis in lieu of payment of his salary in cash, the RSUs granted to Mr. Eswaran as a special retention award, and the RSUs granted to Mr. Shah under his non-competition agreement (which are discussed below), RSUs generally vest 1/16 every three months and become fully vested after four years, in each case, subject to the executive officer’s continued service as of each vesting date. In addition, each named executive officer is entitled to certain vesting acceleration benefits upon a qualifying termination, as described in the “Executive Employment Arrangements” and “Other Change in Control Provisions” sections below.

In April 2021, our compensation committee approved annual equity awards to the members of our executive team to reward them for our strong corporate performance and their individual performance, with such equity award grants becoming effective in May 2021. In determining the size of these awards, the compensation committee took into consideration each executive officer’s current vested and unvested equity holdings, competitive market data, and the other factors described in the “Compensation Setting Process—Compensation Committee” section above.
The intended values of the annual equity awards to the named executive officers granted in May 2021 are listed below, and the number of shares covered by each of these equity awards is equal to the award’s intended value divided by the average closing price of a share of our common stock during the month of April 2021, rounded up to the nearest whole share.

Name	Intended Value of RSUs
Vladimir Shmunis	$18,000,000
Anand Eswaran	$28,000,000
Mitesh Dhruv	$28,000,000
John Marlow	$12,000,000
Praful Shah	$6,000,000
In addition, in April 2021, we granted Mr. Shmunis a special equity award of 2,178 RSUs (effective in May 2021) in lieu of payment in cash of $695,080 of his salary for the period from April 1, 2021 through March 31, 2022, in order to conserve cash resources and to enhance the link between Mr. Shmunis’s interest and those of our stockholders. These RSU awards vest 1/4 every three months and become fully vested after one year, subject to Mr. Shmunis’s continued service as of each vesting date. In addition, Mr. Shmunis is entitled to certain vesting acceleration benefits upon qualifying termination, as described in the “Executive Employment Arrangements” and “Other Change in Control Provisions” sections below.
In April 2021, our compensation committee approved the grant of a special retention equity award of 56,396 RSUs to Mr. Eswaran, effective in May 2021. The number of shares covered by the equity award is equal to the award’s intended value of $18,000,000 divided by the average closing price of a share of our common stock during the month of April 2021, rounded up to the nearest whole share. The RSUs vested 1/8 on May 20, 2021 and 1/8 every three months thereafter. In addition, in 2021, Mr. Eswaran received the following RSU awards under our Equity Compensation Program (i) an award of 353 RSUs in lieu of payment in cash of $94,167 of his salary for the period from June 16, 2021 through August 15, 2021, (ii) an award of 578 RSUs in lieu of payment in cash of $141,250 of his salary for the period from August 16, 2021 through November 15, 2021, and (iii) an award of 267 RSUs in lieu of payment in cash of $70,625 of his salary for the period from November 16, 2021 through December 31, 2021. In connection with his resignation in December 2021, Mr. Eswaran forfeited all of his then-unvested equity awards.
In May 2021, Mr. Dhruv received the following RSU awards under our Equity Compensation Program; (i) an award of 306 RSUs in lieu of payment in cash of $81,667 of his salary for the period from June 16, 2021 through August 15, 2021, (ii) an award of 501 RSUs in lieu of payment in cash of $122,500 of his salary for the period from August 16, 2021 through November 15, 2021, and (iii) an award of 232 RSUs in lieu of payment in cash of $61,250 of his salary for the period from November 16, 2021 through December 31, 2021. In connection with his resignation in December 2021, Mr. Dhruv forfeited all of his then-unvested equity awards.
In May 2021, Mr. Marlow received the following RSU awards under our Equity Compensation Program; (i) an award of 197 RSUs in lieu of payment in cash of $52,500 of his salary for the period from June 16, 2021 through August 15, 2021, (ii) an award of 322 RSUs in lieu of payment in cash of $78,750 of his salary for the period from August 16, 2021 through November 15, 2021, and (iii) an award of 149 RSUs in lieu of payment in cash of $39,375 of his salary for the period from November 16, 2021 through December 31, 2021.
In connection with Mr. Shah’s resignation, in August 2021, our compensation committee approved a grant of 13,995 RSUs to him effective on the date he entered into a non-competition agreement with us (which is described in the “Post‑Employment Compensation” section below). If Mr. Shah complies with the non-competition agreement through the non‑competition period, all shares subject to the equity award will vest on August 20, 2022.
The grant date fair values of these equity awards granted to our named executive officers are listed in the “Stock Awards” column of the Summary Compensation Table and in the 2021 Grants of Plan-Based Awards Table below.

As discussed above, we also issued RSUs to our named executive officers under the Key Employee Bonus Plan in settlement of their annual incentive payments under the Bonus Plan for 2021. These RSUs are listed in the 2021 Grants of Plan-Based Awards Table below.
Welfare and Other Employee Benefits
Our named executive officers are eligible to participate in the same group insurance and employee benefit plans generally available to our other salaried employees in the U.S. These benefits include medical, dental, vision, and disability benefits and other plans and programs made available to other eligible employees. We have a qualified defined contribution plan under Code Section 401(k) covering eligible employees, including our named executive officers. All participants in the plan, including each named executive officer, are eligible to make pre-tax contributions. We provide a Company 401(k) plan matching program of 50% of the employee’s contributions up to the lesser of 6% of employee cash compensation and $4,050 per year. All participant 401(k) contributions and earnings, as well as all matching contributions and earnings, are fully and immediately vested.
Perquisites
We do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we generally do not provide special plans or programs for our named executive officers.
All practices with respect to perquisites or other personal benefits will be subject to review and approval by the compensation committee.
Post-Employment Compensation
Vladimir Shmunis and John Marlow
Our employment agreements with Messrs. Shmunis and Marlow provide for certain payments and benefits in the event of a qualifying termination of employment, including a termination of employment in connection with a change in control of the Company. We believe that these agreements will enable our named executive officers to maintain their focus and dedication to their responsibilities to help maximize stockholder value by minimizing distractions due to the possibility of an involuntary termination of employment or a termination of employment in connection with a potential change in control of the Company. We also believe that these arrangements further our interest in encouraging retention among our named executive officers.
In addition, these named executive officers are participants in the Company’s Equity Acceleration Policy which contains provisions providing for double-trigger vesting upon certain changes in control, as described in the “Other Change in Control Provisions” section below. We believe this policy provides important retention incentives for our key contributors through and following a change in control.
Anand Eswaran
We entered into an executive employment offer letter with Mr. Eswaran, our former President and COO, dated December 23, 2019. Under the offer letter, Mr. Eswaran was eligible to receive certain payments and benefits upon certain terminations of his employment with the Company. Mr. Eswaran also was a participant in the Equity Acceleration Policy, which is described in the “Other Change in Control Provisions” section below. Mr. Eswaran did not receive any of the severance benefits under his offer letter or the Equity Acceleration Policy upon his resignation.
Mitesh Dhruv
We entered into an executive employment offer letter with Mr. Dhruv, our former CFO, on March 1, 2012, which was subsequently amended on July 28, 2017. Under the terms of the executive employment offer letter, in the event we terminated Mr. Dhruv’s employment without “cause” or he voluntarily terminated for “good reason” (with such terms defined in the supplement to his offer letter), he would have been eligible to receive (i) a cash severance payment equal to 12 months of his base salary, payable in semi-monthly installments in accordance with our payroll procedures, and (ii) payment by us for up to 12 months of COBRA premiums to continue health insurance coverage for him and his eligible dependents, in each case, subject to his signing and not revoking a release agreement with us. Mr. Dhruv also was a participant in the Equity Acceleration Policy, which is described in the “Other Change in Control Provisions” section below.
Mr. Dhruv did not receive any of the severance benefits under his offer letter or the Equity Acceleration Policy upon his resignation.
Praful Shah
We entered into an executive employment offer letter with Mr. Shah, our former CSO, dated March 31, 2008. Under the offer letter, Mr. Shah was eligible to receive certain payments and benefits upon certain terminations of his employment with the Company. Mr. Shah also was a participant in the Equity Acceleration Policy, which is described in the “Other Change in Control Provisions” section below. Mr. Shah did not receive any of the severance benefits under his offer letter or the Equity Acceleration Policy upon his resignation.
In connection with his resignation, on September 2, 2021, Mr. Shah entered into a non-competition agreement effective as of the date his resignation became effective. Under the non-competition agreement, Mr. Shah has agreed to not, without the prior written consent of the Company, engage in certain competitive business activities towards the Company or solicit certain other individuals to participate in such activities from the period commencing on the effective date of his resignation until August 20, 2022. Mr. Shah received an award of 13,995 RSUs upon his entering into the non-competition agreement, as described above. On the effective date of his resignation, Mr. Shah forfeited all of his other then-unvested equity awards.
Executive Employment Arrangements
The initial terms and conditions of employment for each of our executive officers (including our named executive officers that remain with us) are set forth in a written employment agreement. Each of these agreements was approved on our behalf by our board of directors or the compensation committee, as applicable.
We develop competitive compensation packages to attract qualified candidates in a highly-competitive labor market. We believe that these arrangements will help the named executive officers maintain continued focus and dedication to their responsibilities to help maximize stockholder value if there is a potential transaction that could involve a change in control of our Company.
Vladimir Shmunis
We entered into an executive employment letter with Mr. Shmunis, our CEO, dated September 13, 2013. In 2021, Mr. Shmunis’s annual base salary was $700,000, and he was eligible to earn an annual incentive bonus of up to 100% of his base salary. The executive employment letter with Mr. Shmunis provides for a three-year employment term and may be extended by mutual agreement at the end of the term, but either we or Mr. Shmunis may terminate the employment relationship with us at any time.
If prior to the period beginning three months prior to and ending 12 months after a change of control of the Company (such period, the “Change of Control Period”), Mr. Shmunis’s employment is terminated without “cause” (excluding by reason of death or “disability”) or he resigns for “good reason” (as such terms are defined in the executive employment letter), he will be eligible to receive the following payments and benefits if he timely signs and does not revoke a release agreement with us:
•continued payment of base salary for a period of 12 months; and
•payment by us for up to 12 months of COBRA premiums to continue health insurance coverage for him and his eligible dependents, or taxable monthly payments for the equivalent period in the event payment for COBRA premiums would violate applicable law.
If, within the Change of Control Period, his employment is terminated without cause (excluding by reason of death or “disability”) or he resigns for good reason, he will be entitled to the following payments and benefits if he timely signs and does not revoke a release agreement with us:
•a lump sum payment equal to (i) 18 months of his annual base salary, plus (ii) 1.5x the greater of his target annual bonus for the year of the change of control or the year of his termination;

•payment by us for up to 18 months of COBRA premiums to continue health insurance coverage for him and his eligible dependents, or taxable monthly payments for the equivalent period in the event payment for COBRA premiums would violate applicable law; and
•100% accelerated vesting of all outstanding equity awards.
In the event any of the amounts provided for under the executive employment letter or otherwise payable to Mr. Shmunis would constitute “parachute payments” within the meaning of Code Section 280G and could be subject to the related excise tax, Mr. Shmunis would be entitled to receive either full payment of benefits under the executive employment letter or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to Mr. Shmunis. The executive employment letter does not require us to provide any tax gross-up payments.
John Marlow
We entered into an executive employment offer letter with John Marlow, our current Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary, dated September 13, 2013. The executive employment offer letter has no specific term and provides for at-will employment. In 2021, Mr. Marlow’s base salary was $375,000, and he was eligible to earn an annual incentive bonus of up to approximately 100% of his base salary.
In the event we terminate Mr. Marlow’s employment without “cause” (as such term is defined in his offer letter) and excluding by reason of death or disability, he is eligible to receive severance equal to three months of his base salary, payable in installments in accordance with our payroll procedures, subject to his signing and not revoking a release agreement with us.
Mr. Marlow is a participant in the Equity Acceleration Policy as described in the “Other Change in Control Provisions” section below.
Other Change in Control Provisions
Messrs. Shmunis and Marlow are eligible(and prior to the terminations of their employment with us, Messrs. Eswaran, Dhruv, and Shah were eligible) to participate in our Equity Acceleration Policy. Pursuant to our Equity Acceleration Policy, on a termination of an eligible employee’s employment either (i) by the Company (or any of its subsidiaries) other than for “cause,” death, or “disability” or (ii) by the eligible employee for “good reason” (as such terms are defined in the Equity Acceleration Policy or individual participation agreement), in either case, during the period beginning 60 days prior to a “change of control” (as defined in the Equity Acceleration Policy) and ending 12 months following a change of control, then, subject to the eligible employee’s signing and not revoking a release, the then-unvested shares subject to each of the eligible employee’s then-outstanding equity awards will immediately vest and, in the case of equity awards that are stock options and stock appreciation rights, will become exercisable to the extent set forth in the eligible employee’s participation agreement.
If any payment or benefit that an eligible employee would receive from the Company or any other party whether in connection with the Equity Acceleration Policy or otherwise would constitute a “parachute payment” within the meaning of Code Section 280G and could be subject to the related excise tax, the eligible employee would be entitled to receive either full payment of the payments and benefits under or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the eligible employee.
Each named executive officer, other than Mr. Shmunis, signed a participation agreement under the Equity Acceleration Policy providing for 100% vesting acceleration of their then-outstanding unvested equity awards. The provisions of the participation agreement superseded any double trigger equity acceleration provisions of any offer letter, employment agreement or equity award.
In March 2020, our compensation committee determined that for the awards of RSUs granted to Messrs. Shmunis, Dhruv, and Eswaran in the event of the termination without “cause”, termination “for good reason” (as such terms are defined in the Equity Acceleration Policy) or death or disability of Messrs. Shmunis, Dhruv, and Eswaran, the vesting of any awards of RSUs to be granted to such executive officer in fiscal 2020 that would have vested had such executive officer remained employed with the Company through the date that is 12 months following his effective last day with us will be accelerated (other than in connection with a death or disability from high-risk activities such as skydiving or free climbing).

Other Compensation Policies
Equity Award Grant Policy
Our equity award grant policy formalizes our process for granting equity-based awards. Under our equity award grant policy, our board of directors or the compensation committee may grant equity awards at any time. It is our policy to not time equity award grants in relation to the release of material non-public information. Under the policy, the compensation committee has delegated limited authority to a committee consisting of our CEO and a member of the compensation committee to grant equity awards to employees below the level of Vice President and certain other service providers other than the members of our board of directors.
Compensation Recovery Policy
Currently, we have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our named executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. We intend to adopt a general compensation recovery, or clawback, policy covering our annual and long-term incentive award plans and arrangements once the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Derivatives Trading, Hedging and Pledging Policy
Pursuant to our insider trading policy, our employees, including the members of our executive team and the members of our board of directors, are prohibited from engaging in transactions involving derivative securities or otherwise that would hedge the risk of ownership of our equity securities and from pledging our equity securities as collateral for a loan.
Tax and Accounting Considerations
Tax Considerations
We have not provided any of our named executive officers with a gross-up or other reimbursement for tax amounts the individual might pay pursuant to Code Sections 280G, 4999 or 409A. Code Sections 280G and 4999 provide that named executive officers, directors who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of our Company that exceeds certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Code Section 409A also imposes significant taxes on the individual in the event that an executive officer, director or other service provider receives “deferred compensation” that does not meet the requirements of Code Section 409A.
Under Code Section 162(m), we are subject to limits on the deductibility of executive compensation. Deductible compensation is limited to $1 million per year for the CEO and certain of our current and former highly compensated executive officers (collectively “covered employees”). While we cannot predict how the deductibility limit may impact our compensation program in future years, we intend to maintain an approach to executive compensation that strongly links pay to performance. In addition, although we have not adopted a formal policy regarding tax deductibility of compensation paid to our named executive officers, the compensation committee may consider tax deductibility under Code Section 162(m) as a factor in its compensation decisions.
Accounting Considerations
We take financial reporting implications into consideration in designing compensation plans and arrangements for the members of our executive team, other employees and members of our board of directors. These accounting considerations include Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of stock-based compensation awards.
Compensation-Related Risk
Our board of directors is responsible for the oversight of our risk profile, including compensation-related risks. Our compensation committee monitors our compensation policies and practices as applied to our employees to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking. In cooperation with management, our compensation committee reviewed our 2021 compensation programs. Our compensation committee believes the mix and design of the elements of such programs do not encourage our employees to assume excessive risks and accordingly are not reasonably likely to have a material adverse effect on our Company. We have designed our compensation programs to be balanced so that our employees are focused on both short-term and long-term financial and operational performance. In particular, the weighting towards long-term incentive compensation discourages short-term risk taking. Goals are appropriately set with targets that encourage growth in the business.
Report of the Compensation Committee
The following Report of the compensation committee shall not be deemed to be “soliciting material” and should not be deemed “filed” and shall not be deemed to be incorporated by reference in future filings with the SEC, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.
Respectfully submitted by the members of the compensation committee of the board of directors:
Robert Theis (Chair)
Michelle McKenna
Allan Thygesen
Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers during fiscal 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Vladimir Shmunis Chief Executive Officer	2021	5,175 (4)	—	18,439,095 (5)	776,713 (6)	828	19,221,811
	2020	4,800 (7)	—	18,148,589 (8)	905,466 (9)	576	19,059,431
	2019	141,100 (10)	—	8,670,985 (11)	1,007,157 (12)	852	9,820,094
Anand Eswaran Former President and Chief Operating Officer	2021	310,208 (13)	—	45,676,750 (14)	520,901 (15)	828	46,508,687
	2020	581,923	—	17,373,280 (16)	835,625 (17)	576	18,791,404
	2019	—	—	—	—	—	—
Mitesh Dhruv Former Chief Financial Officer	2021	335,547 (18)	—	27,882,614 (19)	451,110 (20)	828	28,670,099
	2020	500,000	—	8,722,581 (21)	696,804 (22)	576	9,919,961
	2019	475,000	—	22,014,427 (23)	766,341 (24)	852	23,256,620
John Marlow Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary	2021	204,375 (25)	—	12,006,768 (26)	416,753 (27)	45,828	12,673,724
	2020	375,000	—	4,361,290 (28)	435,773 (29)	2,172,719	7,344,782
	2019	375,000	—	1,975,543 (30)	431,151 (31)	852	2,782,546
Praful Shah Former Chief Strategy Officer	2021	315,674 (32)		9,493,648 (33)	182,853 (34)	828	9,993,003
	2020	385,000	—	2,540,199 (35)	402,527 (36)	576	3,328,302
	2019	374,500	—	1,623,445 (37)	452,221 (38)	852	2,451,018

(1)The amounts in the “Stock Awards” column represent the aggregate fair market value of RSUs granted in the applicable year and calculated in accordance with ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)Amounts in this column represent the aggregate fair market value of RSUs granted under our Key Employee Equity Bonus Plan, in lieu of a cash bonus earned for each quarter of 2019, 2020 and 2021, which is calculated in accordance with ASC Topic 718. The shares underlying these RSU awards were fully vested in the quarter following the quarter in which earned.
(3)This column represents (i) the dollar value of the benefit to each named executive officer for the portion of the premium payable by the Company with respect to a life insurance policy, (ii) with respect to Mr. Marlow only for 2020, a gross-up payment for United Kingdom taxes in the amount of $2,172,143, and (iii) with respect to Mr. Marlow only for 2021, a Hart-Scott-Rodino filing fee paid by the Company on Mr. Marlow’s behalf in the amount of $45,000.
(4)This amount represents the $5,175 of cash salary actually paid to Mr. Shmunis in 2021. Mr. Shmunis received an award of 2,178 RSUs in lieu of payment in cash of $695,080 of his salary for the period from April 1, 2021 through March 31, 2022, and this amount does not include the portion of this $695,080 of salary attributable to the period from April 1, 2021 through December 31, 2021.
(5)The shares underlying the RSU award described in footnote 4 shall vest as to 2,178 of the underlying shares, subject to Mr. Shmunis’s continued role as a service provider to us, in 4 equal quarterly installments commencing August 20, 2021. The shares underlying the other RSU award granted to Mr. Shmunis on May 1, 2021 shall vest as to 56,396 of the underlying shares, subject to Mr. Shmunis’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2021. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(6)Consists of 3,857 shares underlying RSU awards, 2,423 of which were fully vested in fiscal 2021 and 1,434 of which vested February 20, 2022.
(7)This amount represents the $4,800 of cash salary actually paid to Mr. Shmunis in 2020. Mr. Shmunis received an award of 3,340 RSUs in lieu of payment in cash of $645,200 of his salary for the period from April 1, 2020 through March 31, 2021, and this amount does not include the portion of this $645,200 of salary attributable to the period from April 1, 2020 through December 31, 2020.
(8)The shares underlying the RSU award described in footnote 7 vested as to 3,340 of the underlying shares in 4 equal quarterly installments commencing August 20, 2020. The shares underlying the other RSU award granted to Mr. Shmunis on April 1, 2020 shall vest as to 82,807 of the underlying shares, subject to Mr. Shmunis’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2020. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(9)Consists of 2,877 shares underlying RSU awards, 2,265 of which were fully vested in fiscal 2020 and 612 of which vested on February 20, 2021.
(10)This amount represents the $141,100 of cash salary actually paid to Mr. Shmunis in 2019. Mr. Shmunis received an award of 6,095 RSUs in lieu of payment in cash of $645,200 of his salary for the period from April 1, 2019 through March 31, 2020, and this amount does not include the portion of this $645,200 of salary attributable to the period from April 1, 2019 through December 31, 2019.
(11)The shares underlying the RSU award described in footnote 10 vested as to 6,095 of the underlying shares in 4 equal quarterly installments commencing May 20, 2019. The shares underlying the other RSU award granted to Mr. Shmunis on April 24, 2019 shall vest as to 71,602 of the underlying shares, subject to Mr. Shmunis’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2019. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(12)Consists of 6,171 shares underlying RSU awards, 4,816 of which were fully vested in fiscal 2019 and 1,355 of which vested on February 20, 2020.
(13)This amount represents the $310,208 of cash salary actually paid to Mr. Eswaran in 2021. Mr. Eswaran received (i) an award of 353 RSUs in lieu of payment in cash of $94,167 of his salary for the period from June 16, 2021 through August 15, 2021, (ii) an award of 578 RSUs in lieu of payment in cash of $141,250 of his salary for the period from August 16, 2021 through November 15, 2021, and (iii) an award of 267 RSUs in lieu of payment in cash of $70,625 of his salary for the period from November 16, 2021 through December 31, 2021.
(14)The shares underlying the RSU award described in footnote 13 were fully vested as to 1,198 of the underlying shares in fiscal 2021. The remaining RSU awards comprised two grants, whose underlying shares vested as follows (i) 87,728 of the underlying shares vested in 16 equal quarterly installments commencing May 20, 2021, and (ii) 56,396 of the underlying shares vested in 8 equal quarterly installments commencing May 20, 2021. In connection with his resignation in December 2021, Mr. Eswaran forfeited all of his then-unvested equity awards.
(15)Consists of 2,093 shares underlying RSU awards, all of which were fully vested in fiscal 2021.
(16)The shares underlying this RSU award vested as to 84,230 of the underlying shares in 16 equal quarterly installments commencing February 20, 2020. In connection with his resignation in December 2021, Mr. Eswaran forfeited all of his then-unvested equity awards.
(17)Consists of 2,655 shares underlying RSU awards, 2,090 of which were fully vested in fiscal 2020 and 565 of which vested on February 20, 2021.
(18)This amount represents the $335,547 of cash salary actually paid to Mr. Dhruv in 2021, consisting of $272,083 of base salary and $63,463 cash paid to Mr. Dhruv in lieu of vacation in connection with Mr. Dhruv’s resignation from the Company on December 31, 2021. Mr. Dhruv received (i) an award of 306 RSUs in lieu of payment in cash of $81,667 of his salary for the period from June 16, 2021 through August 15, 2021, (ii) an award of 501 RSUs in lieu of payment in cash of $122,500 of his salary for the period from August 16, 2021 through November 15, 2021, and (iii) an award of 232 RSUs in lieu of payment in cash of $61,250 of his salary for the period from November 16, 2021 through December 31, 2021.

(19)The shares underlying the RSU award described in footnote 18 were fully vested as to 1,039 of the underlying shares in fiscal 2021. The shares underlying the other RSU award granted on May 1, 2021 vested as to 87,728 of the underlying shares in 16 equal quarterly installments commencing May 20, 2021. In connection with his resignation in December 2021, Mr. Dhruv forfeited all of his then-unvested equity awards.
(20)Consists of 1,811 shares underlying RSU awards, all of which were fully vested in fiscal 2021.
(21)The shares underlying the RSU award granted on April 1, 2020 vested as to 41,404 of the underlying shares in 16 equal quarterly installments commencing May 20, 2020. In connection with his resignation in December 2021, Mr. Dhruv forfeited all of his then-unvested equity awards.
(22)Consists of 2,214 shares underlying RSU awards, 1,743 of which were fully vested in fiscal 2020 and 471 of which vested on February 20, 2021.
(23)The shares underlying the RSU award granted on April 24, 2019 vested as to 32,873 of the underlying shares in 16 equal quarterly installments commencing May 20, 2019. The shares underlying the RSU award granted on December 29, 2019 vested as to 110,000 of the underlying shares in 4 equal quarterly installments commencing February 20, 2020. In connection with his resignation in December 2021, Mr. Dhruv forfeited all of his then-unvested equity awards.
(24)Consists of 4,676 shares underlying RSU awards, 3,634 of which were fully vested in fiscal 2019 and 1,042 of which vested on February 20, 2020.
(25)This amount represents the $204,375 of cash salary actually paid to Mr. Marlow in 2021. Mr. Marlow received (i) an award of 197 RSUs in lieu of payment in cash of $52,500 of his salary for the period from June 16, 2021 through August 15, 2021, (ii) an award of 322 RSUs in lieu of payment in cash of $78,750 of his salary for the period from August 16, 2021 through November 15, 2021, and (iii) an award of 149 RSUs in lieu of payment in cash of $39,375 of his salary for the period from November 16, 2021 through December 31, 2021.
(26)The shares underlying the RSU award described in footnote 25 were fully vested as to 668 of the underlying shares in fiscal 2021. The shares underlying the other RSU award granted on May 1, 2021 shall vest as to 37,598 of the underlying shares, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2021. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(27)Consists of 1,871 shares underlying RSU awards, 1,219 of which were fully vested in fiscal 2021 and 652 of which vested on February 20, 2022.
(28)The shares underlying this RSU award shall vest as to 20,702 of the underlying shares, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2020. 100% of this RSU award is subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(29)Consists of 1,376 shares underlying RSU awards, 1,070 of which were fully vested in fiscal 2020 and 306 of which vested on February 20, 2021.
(30)The shares underlying this RSU award shall vest as to 17,702 of the underlying shares, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2019. 100% of this RSU award is subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(31)Consists of 2,631 shares underlying RSU awards, 2,045 of which were fully vested in fiscal 2019 and 586 of which vested on February 20, 2020.
(32)This amount represents the $315,674 of cash salary paid to Mr. Shah in 2021, consisting of $271,250 of base salary and $44,424 cash paid to Mr. Shah in lieu of vacation in connection with Mr. Shah’s resignation from the Company on September 14, 2021.
(33)Comprises shares underlying two RSU awards: (i) an RSU award granted on May 1, 2021 that vested as to 18,799 of the underlying shares in 16 equal quarterly installments commencing May 20, 2021; and (ii) an RSU award granted on September 2, 2021 that shall vest as to 13,995 shares on August 20, 2022. In connection with his resignation in September 2021, Mr. Shah forfeited all of his then-unvested equity awards, other than the RSU award granted on September 2, 2021.
(34)Consists of 759 shares underlying RSU awards, all of which were fully vested in fiscal 2021.
(35)The shares underlying this RSU award vested as to 12,040 of the underlying shares in 16 equal quarterly installments commencing May 20, 2020. In connection with his resignation in September 2021, Mr. Shah forfeited all of his then-unvested equity awards, other than the RSU award granted on September 2, 2021.
(36)Consists of 1,279 shares underlying RSU awards, 1,007 of which were fully vested in fiscal 2019 and 272 of which vested on February 20, 2021.
(37)The shares underlying this RSU award vested as to 14,547 of the underlying shares in 16 equal quarterly installments commencing May 20, 2019. In connection with his resignation in September 2021, Mr. Shah forfeited all of his then-unvested equity awards, other than the RSU award granted on September 2, 2021.
(38)Consists of 2,782 shares underlying RSU awards, 2,180 of which were fully vested in fiscal 2019 and 602 of which vested on February 20, 2020.

Grants of Plan-Based Awards in 2021
The following table sets forth information regarding grants of awards made to our named executive officers during fiscal 2021. We did not grant any cash awards under our 2013 Plan during fiscal 2021.

			Equity Grants
Name	Grant Date	Name of Plan	Number of Securities Underlying Restricted Stock Units (#)	Grant Date Fair Value of Stock Awards ($)(1)
Vladimir Shmunis	11/22/2021	2013 Plan	930	201,224
	8/20/2021	2013 Plan	790	198,195
	5/17/2021	2013 Plan	703	165,578
	5/1/2021	2013 Plan	2,178	685,634
	5/1/2021	2013 Plan	56,396	17,753,461
	2/16/2021	2013 Plan	612	267,456
Anand Eswaran	11/15/2021	2013 Plan	267	70,787
	11/15/2021	2013 Plan	720	190,886
	8/16/2021	2013 Plan	724	177,156
	8/16/2021	2013 Plan	578	141,431
	6/15/2021	2013 Plan	353	94,297
	5/17/2021	2013 Plan	649	152,859
	5/1/2021	2013 Plan	87,728	27,616,774
	5/1/2021	2013 Plan	56,396	17,753,461
	2/16/2021	2013 Plan	565	246,916
Mitesh Dhruv	11/15/2021	2013 Plan	232	61,508
	11/15/2021	2013 Plan	633	167,821
	8/16/2021	2013 Plan	637	155,868
	8/16/2021	2013 Plan	501	122,590
	6/15/2021	2013 Plan	306	81,742
	5/17/2021	2013 Plan	541	127,422
	5/1/2021	2013 Plan	87,728	27,616,774
	2/16/2021	2013 Plan	471	205,836
John Marlow	11/15/2021	2013 Plan	149	39,503
	11/15/2021	2013 Plan	432	114,532
	8/16/2021	2013 Plan	435	106,440
	8/16/2021	2013 Plan	322	78,790
	6/15/2021	2013 Plan	197	52,625
	5/17/2021	2013 Plan	352	82,907
	5/1/2021	2013 Plan	37,598	11,835,850
	2/16/2021	2013 Plan	306	133,728
Praful Shah	9/2/2021	2013 Plan	13,995	3,575,723
	8/16/2021	2013 Plan	446	109,132
	5/17/2021	2013 Plan	313	73,721
	5/1/2021	2013 Plan	18,799	5,917,925
	2/16/2021	2013 Plan	272	118,869

(1)The amounts in the “Grant Date Fair Value of Stock Awards” column represent the grant date fair market value of RSUs granted in fiscal 2021 and calculated in accordance with ASC Topic 718. Assumptions underlying the valuations are set forth in footnote 1 to the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information concerning equity awards held by our named executive officers at the end of fiscal 2021.

	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Name	Grant Date	Exercisable	Unexercisable
Vladimir Shmunis	4/2/2018	—	—	—	—	6,572 (3)	1,231,264
	4/24/2019	—	—	—	—	22,376 (4)	4,192,144
	4/1/2020	—	—	—	—	46,579 (5)	8,726,576
	5/1/2021	—	—	—	—	1,089 (6)	204,024
	5/1/2021	—	—	—	—	45,822 (7)	8,584,752
Anand Eswaran (8)		—	—	—	—	—	—
Mitesh Dhruv (9)		—	—	—	—	—	—
John Marlow	3/2/2012	1,131 (2)	—	2.73	3/2/2022	—	—
	6/12/2013	9,356 (2)	—	10.42	6/12/2023	—	—
	4/2/2018	—	—	—	—	1,608 (10)	301,259
	4/24/2019	—	—	—	—	5,532 (11)	1,036,420
	4/1/2020	—	—	—	—	11,645 (12)	2,181,691
	5/1/2021	—	—	—	—	30,549 (13)	5,723,355
Praful Shah (14)	9/2/2021	—	—	—	—	13,995 (15)	2,621,963

(1)This amount reflects the fair market value of our common stock of $187.35 per share as of December 31, 2021, multiplied by the amount shown in the column for Number of Shares or Units of Stock That Have Not Vested.
(2)This option award is fully vested and exercisable.
(3)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2018. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(4)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2019. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(5)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2020. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(6)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 4 equal quarterly installments commencing August 20, 2021. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(7)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2021. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(8)Mr. Eswaran resigned from his position as President and Chief Operating Officer on December 14, 2021. In connection with his resignation, Mr. Eswaran forfeited all of his then-unvested equity awards.
(9)Mr. Dhruv resigned from his position as Chief Financial Officer on December 31, 2021. In connection with his resignation, Mr. Dhruv forfeited all of his then-unvested equity awards.
(10)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2018. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(11)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2019. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.

(12)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2020. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(13)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2021. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(14)Mr. Shah resigned from his position as Chief Strategy Officer on September 14, 2021. In connection with his resignation, Mr. Shah forfeited all of his then-unvested equity awards, other than the RSU award granted on September 2, 2021.
(15)The shares underlying this RSU award vest, subject to Mr. Shah’s compliance with his obligations under the non-competition agreement, on August 20, 2022. In connection with his resignation, Mr. Shah forfeited all of his other then-unvested equity awards.
Option Exercises and Stock Vested in 2021
The following table sets forth the number of shares of common stock acquired during fiscal 2021 by our named executive officers upon the exercise of stock options and the vesting of RSU awards and the value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Securities Acquired on Vesting (#)(3)	Value Realized on Vesting ($)(4)
Vladimir Shmunis	—	—	93,238	22,785,662
Anand Eswaran	—	—	62,511	16,051,753
Mitesh Dhruv	13,967	5,224,511	59,968	16,800,320
John Marlow	10,770	3,085,765	28,636	7,059,771
Praful Shah	163,622	44,371,320	15,418	4,418,768

(1) Reflects the aggregate number of shares of Class A common stock underlying the stock options that were exercised during fiscal 2021.
(2) Calculated by multiplying (i) the difference between (x) the sale price for shares of Class A common stock sold concurrently with the exercise of an option, and if not, the fair market value of Class A common stock on the option exercise date, which was determined using the closing price on the NYSE of a share of Class A common stock on the option exercise date, and (y) the exercise price of the option, by (ii) the number of shares of Class A common stock acquired upon exercise.
(3) Reflects the aggregate number of shares of common stock underlying the RSU awards that vested in fiscal 2021.
(4) Calculated based by multiplying (i) the fair market value of Class A common stock on the vesting date, which was determined using the closing price on the NYSE of a share of Class A common stock on vesting date, by (ii) the number of shares of Class A common stock acquired upon vesting.
Pension Benefits
Aside from our 401(k) plan, we do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.
Non-Qualified Deferred Compensation
We do not maintain any nonqualified deferred compensation plans or arrangements under which our named executive officers are entitled to participate.
Hedging Policy
Pursuant to our Insider Trading Policy, our directors, officers (as defined in Rule 16a-1(f) of the Exchange Act) and other employees subject to blackout periods or pre-clearance requirements under such policy are prohibited from engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities, including hedging their ownership of Company securities or similar transactions designed to decrease the risks associated with holding Company securities. Stock options, stock appreciation rights and other securities issued pursuant to our benefit plans or other compensatory arrangements with us are not subject to this prohibition.

Potential Payments upon Termination and upon Termination in Connection with a Change of Control
Potential Payments upon Termination Apart from a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers pursuant to each named executive officer’s respective employment agreements, if any of their employment had been terminated by us without “cause” or had been terminated by the named executive officer for “good reason” (as such terms are defined in each named executive officer’s respective offer letter or other employment agreement), as applicable, on December 31, 2021, in each case outside of the period beginning 60 days prior to (or in the case of Messrs. Shmunis and Eswaran, three months prior to) and ending 12 months following a “change of control” (as defined in our Equity Acceleration Policy) and such termination occurred on December 31, 2021, as applicable, in each case, upon such named executive officer’s signing and not revoking a release agreement with us, if applicable.

	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)	Continuing Health Coverage ($)(3)	Total ($)
Vladimir Shmunis (4)	700,000	—	22,329	722,329
Anand Eswaran (5)	—	—	—	—
Mitesh Dhruv (6)	—	—		—
John Marlow (7)	93,750	—	—	93,750
Praful Shah (8)	—	—	—	—

(1)Represents the portion of each named executive officer’s 2021 base salary to be paid to such named executive officer upon a termination apart from a change of control.
(2)For each named executive officer, the estimated value of accelerated equity awards was calculated by adding (i) the product of (x) the amount of unvested RSUs subject to acceleration held by the applicable named executive officer and (y) the closing price of our Class A common stock on December 31, 2021 (which was $183.75) and (ii) the product of (x) the amount of unvested stock options subject to acceleration held by the applicable named executive officer and (y) the difference between (a) the exercise price of the stock option and (b) the closing price of our Class A common stock on December 31, 2021 (which was $183.75).
(3)Represents the value of all monthly COBRA premium payments to be paid to such named executive officer upon a termination apart from a change of control.
(4)Mr. Shmunis will receive (i) 12 months of his 2021 base salary and (ii) 12 months of continuing COBRA premium payments in accordance with his executive employment letter.
(5)Mr. Eswaran resigned from his position as President and Chief Operating Officer on December 14, 2021.
(6)Mr. Dhruv resigned from his position as Chief Financial Officer on December 31, 2021.
(7)Mr. Marlow will receive three months of his 2021 base salary in accordance with his offer letter.
(8)Mr. Shah resigned from his position as Chief Strategy Officer on September 14, 2021.
Potential Payments upon Termination in Connection with a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers pursuant to each named executive officer’s respective employment agreements and Equity Acceleration Policy, if any of their employment had been terminated by us without “cause” or had been terminated by the named executive officer for “good reason” (as such terms are defined in each named executive officer’s respective offer letter or other employment agreement), in each case within 60 days prior to (or in the case of Messrs. Shmunis and Eswaran, three months prior to) or 12 months following a “change of control” (as defined in our Equity Acceleration Policy) and such termination occurred on December 31, 2021, as applicable, in each case, upon such named executive officer’s signing and not revoking a release agreement with us, if applicable.

	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)	Continuing Health Coverage ($)(3)	Total ($)
Vladimir Shmunis (4)	2,100,000	22,938,759	33,494
Anand Eswaran (5)	—	—	—	—
Mitesh Dhruv (6)	—	—	—	—
John Marlow (7)	93,750	9,242,725	—
Praful Shah (8)	—	—	—	—

(1) Represents the portion of each named executive officer’s (a) 2021 base salary and (b) 2021 target bonus, as applicable to be paid to such named executive officer upon a termination in connection with a change of control.
(2) For each named executive officer, the estimated value of accelerated equity awards was calculated by adding (i) the product of (x) the amount of unvested RSUs subject to acceleration held by the applicable named executive officer and (y) the closing price of our Class A common stock on December 31, 2021 (which was $183.75) and (ii) the product of (x) the amount of unvested stock options subject to acceleration held by the applicable named executive officer and (y) the difference between (a) the exercise price of the stock option and (b) the closing price of our Class A common stock on December 31, 2021 (which was $183.75).
(3) Represents the value of all monthly COBRA premium payments to be paid to such named executive officer upon a termination in connection with a change of control.
(4) Mr. Shmunis will receive (i) 18 months of his 2021 base salary plus 150% his 2021 target bonus, (ii) 100% acceleration of his outstanding equity awards and (iii) 18 months of continuing COBRA premium payments in accordance with his executive employment letter.
(5) Mr. Eswaran resigned from his position as President and Chief Operating Officer on December 14, 2021.
(6) Mr. Dhruv resigned from his position as Chief Financial Officer on December 31, 2021.
(7) Mr. Marlow will receive (i) in accordance with his offer letter, three months of his 2021 base salary and (ii) 100% acceleration of his outstanding equity awards pursuant to the Equity Acceleration Policy.
(8) Mr. Shah resigned from his position as Chief Strategy Officer on September 14, 2021.
CEO Pay Ratio
Under SEC rules, we are required to provide information regarding the relationship between the total annual compensation of Mr. Shmunis, our Chief Executive Officer, and the total annual compensation of our median employee (other than Mr. Shmunis). For our last completed fiscal year, which ended December 31, 2021:
•The median of the total annual compensation of all employees (other than Mr. Shmunis) of ours (including our consolidated subsidiaries) was $163,350.
•Mr. Shmunis’s total annual compensation, as reported in the Summary Compensation Table included in this Form 10-K/A, was $19,221,811.
•Based on the above, for fiscal 2021, the ratio of Mr. Shmunis’s total annual compensation to the median of the total annual compensation of all employees was 118 to 1.
This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Securities Act and based upon our reasonable judgment and assumptions. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the pay ratio, and other companies may use assumptions and methodologies that are different from those used by us in calculating their pay ratio. Accordingly, the pay ratio disclosed by other companies may not be comparable to our pay ratio as disclosed above.
The methodology we used to calculate the pay ratio is described below.
•We determined the median of the total annual compensation of all of our employees as of December 31, 2021. As of December 31, 2021, we (including our consolidated subsidiaries) had approximately 3,915 full-time, part-time and temporary employees, approximately 2,489 out of the 3,915 (or approximately 63.6%) are U.S. employees, and approximately 1,426 out of the 3,916 (or approximately 36.4%) are located outside of the United States.

•We then compared the sum of (i) the total annual cash compensation earned by each of these employees for fiscal 2021 as reflected in our payroll records plus (ii) the fair value of equity awards (as determined in accordance with footnote 1 of the fiscal Summary Compensation Table) granted to these employees in fiscal 2021, to determine the median employee, without annualizing the compensation of any employees who started their employment with us in fiscal 2021 but did not work for us or our consolidated subsidiaries for the entire year. Compensation paid in foreign currency was converted to U.S. dollars using currency conversion ratios in effect as of January 1, 2022. In determining the median total compensation of all of these employees, we did not make any cost of living adjustments to the wages paid to any employee outside of the U.S.
•Once we identified our median employee, we estimated the median employee’s total annual compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, yielding the median total annual compensation disclosed above. With respect to Mr. Shmunis’s total annual compensation, we used the amount reported in the “Total” column of our fiscal Summary Compensation Table included in this Form 10-K/A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2022, for:
•each of our named executive officers;
•each of our directors;
•all of our directors and current executive officers as a group; and
•each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities.
We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated in the footnotes below, we believe, based on the information furnished to us, that persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.
We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2022, and shares issuable upon the vesting of RSUs within 60 days of March 31, 2022, to be outstanding and to be beneficially owned by the person holding the option or the RSUs, respectively, for the purpose of computing the percentage ownership of that person. However, we have not treated such shares as outstanding for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 84,941,677 shares of our Class A common stock and 9,955,674 shares of our Class B common stock outstanding as of March 31, 2022. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.

	Class A		Class B (+)		% of Total Voting
	Shares	%	Shares	%	Power †
5% Stockholders:
Entities affiliated with Vladimir Shmunis (1)	160,581	*	5,506,618	55.3	29.9
Entities affiliated with Vlad Vendrow (2)	153,748	*	2,970,295	29.8	16.2
Capital World Investors (3)	11,188,825	13.2	—	*	6.1
Capital International Investors (4)	8,909,741	10.5	—	*	4.8
Vanguard Group Inc.(5)	7,440,238	8.8	—	*	4.0
Entities affiliated with Tiger Global (6)	4,951,000	5.8	—	*	2.7
BlackRock, Inc. (7)	4,768,516	5.6	—	*	2.6
Alkeon Capital Management, LLC (8)	4,265,093	5.0	—	*	2.3
Named Executive Officers and Directors:
Vladimir Shmunis (1)	160,581	*	5,506,618	55.3	29.9
Anand Eswaran (9)	26,507	*	—	*	*
Mitesh Dhruv (10)	51,738	*	—	*	*
John Marlow (11)	159,975	*	273,714	2.7	1.6
Praful Shah (12)	416,286	*	—	*	*
Mignon Clyburn (13)	451	*	—	*	*
Arne Duncan (14)	174	*	—	*	*
Kenneth Goldman (15)	10,730	*	—	*	*
Michelle McKenna (16)	2,251	*	—	*	*
Robert Theis (17)	19,978	*	—	*	*
Allan Thygesen (18)	12,211	*	—	*	*
Neil Williams (19)	10,935	*	—	*	*
All current executive officers and directors as a group (11 persons)(20)	404,650	*	5,780,332	58.0	31.5
(†) Represents the voting power with respect to all shares of our Class A common stock and Class B common stock, voting as a single class. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. The Class A common stock and Class B common stock vote together on all matters (including the election of directors) submitted to a vote of stockholders, except as may be otherwise required by applicable law.
(*) Represents beneficial ownership of less than 1%.
(1)Consists of (i) 21,725 shares of Class A common stock held of record by Mr. Shmunis (ii) 5,492,107 shares of Class B common stock held of record by ELCA Fund I, L.P. (“ELCA I”); (iii) 5,926 shares of Class B common stock held of record by ELCA Fund II, L.P. (“ELCA II”); (iv) 5,926 shares of Class B common stock held of record by ELCA Fund III, L.P. (“ELCA III”); (v) 1,385 shares of Class B common stock held of record by ELCA, LLC (collectively, along with ELCA I, ELCA II and ELCA III, the “ELCA Funds”); (vi) 1,274 shares of Class B common stock held of record by Vladimir G. Shmunis & Sandra Shmunis TR UA June 9, 1998 Shmunis Revocable Trust (“Trust”); (vii) 46,668 shares of Class A common stock held of record by Vladimir G Shmunis & Sandra Shmunis TR So Inclined Philanthropic Foundation (“SIPF”); (viii) 59,000 shares of Class A common stock held of record by The Shmunis Family Generations Trust under agreement, dated December 29, 2020 (“SFGT”) and (ix) 33,188 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of March 31, 2022. Vladimir Shmunis, our CEO and Chairman of the board of directors, and Sandra Shmunis, Mr. Shmunis’s wife, are the managing members of ELCA, LLC. ELCA, LLC is the general partner of ELCA I, ELCA II and ELCA III. Mr. Shmunis and Mrs. Shmunis are the trustees of Trust and SIPF, and the investment trustees of SFGT. As a result, and by virtue of the relationships described in this footnote, Mr. and Mrs. Shmunis may be deemed to share voting and dispositive power with respect to the shares held by ELCA I, Trust, SIPF and SFGT, and certain of the shares held by ELCA II and ELCA III. The address for these entities is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.
(2)Consists of (i) 119,373 shares of Class A common stock held of record by Mr. Vendrow; (ii) 26,035 shares of Class A common stock held of record by The Vlad Vendrow Trust dated February 13, 2020 (the “Vendrow 2020 Trust”); (iii) 1,040,365 shares of Class B common stock held of record by the Vendrow 2020 Trust; (iv) 1,890 shares of Class A common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO David G Vendrow; (v) 1,890 shares of Class A common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Edward B Vendrow; (vi) 1,890 shares of Class A common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Joshua L Vendrow; (vii) 157,110 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO David G Vendrow; (viii) 157,110 shares of Class B common stock held of record by the Regina Vendrow TR UA

10/30/2015 2015 Vendrow Children’s Trust FBO Edward B Vendrow; (ix) 157,110 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Joshua L Vendrow; (x) 38,600 shares of Class B common stock held of record by the Regina Vendrow TR UA 12/01/2020 Viva Children’s Trust; (xi) 420,000 shares of Class B common stock held of record by Viva Investment Capital LLC; (xii) 1,000,000 shares of Class B common stock held of record by Viva Investment Capital II LLC; and (xiii) 2,670 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of March 31, 2022. As sole trustee of the Vendrow 2020 Trust, Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held by the Vendrow 2020 Trust. Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held by him and by his children and his children’s trusts. As the sole owner of Viva Investment Capital LLC and Viva Investment Capital II LLC, Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held thereby. The address for these entities is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.
(3)Based on information reported by Capital World Investors (“CWI”) on its most recent Schedule 13G/A filed with the SEC on February 11, 2022. Of the shares of Class A common stock beneficially owned, CWI reported that it has sole dispositive power and sole voting power with respect to 11,188,825 shares. CWI is a division of Capital Research and Management Company (“CRMC”), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., and Capital Group Private Client Services, Inc. CWI's divisions of each of the investment management entities collectively provide investment management services under the name “Capital World Investors.” The address for CWI is 333 South Hope Street, Los Angeles, California 90071.
(4)Based on information reported by Capital International Investors (“CII”) on its most recent Schedule 13G filed with the SEC on January 10, 2022. Of the shares of Class A common stock beneficially owned, CII reported that it has sole dispositive power and sole voting power with respect to 8,909,741 shares. CII is a division of Capital Research and Management Company (“CRMC”), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K. and Capital Group Private Client Services, Inc. CII's divisions of each of the investment management entities collectively provide investment management services under the name “Capital International Investors.” The address of CII is 333 South Hope Street, 55th Floor, Los Angeles, California 90071.
(5)Based on information reported by The Vanguard Group, Inc. on its most recent Schedule 13G/A filed with the SEC on February 9, 2022. Of the shares of Class A common stock beneficially owned, The Vanguard Group, Inc. reported that it has sole dispositive power with respect to 7,264,872 shares, shared dispositive power with respect to 175,366 shares, sole voting power with respect to 0 shares, and shared voting power with respect to 77,108 shares. The address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(6) Based on information reported by entities affiliated with Tiger Global on Schedule 13G/A filed with the SEC on February 14, 2022. Of the shares of Class A common stock beneficially owned, Tiger Global Performance, LLC, Tiger Global Management, LLC, Charles P. Coleman III, and Scott Shleifer each reported shared dispositive and shared voting power with respect to 4,951,000 shares. The address for all of the reporting entities and individuals is 9 West 57th Street 35th Floor New York, New York 10019.
(7)Based on information reported by BlackRock, Inc. on its most recent Schedule 13G/A filed with the SEC on February 3, 2022. Of the shares of Class A common stock beneficially owned, BlackRock, Inc. reported that it has sole dispositive power with respect to 4,768,516 shares and sole voting power with respect to 4,216,341 shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(8)Based on information reported by Alkeon Capital Management, LLC on Schedule 13G filed with the SEC on February 14, 2022. Of the shares of Class A common stock beneficially owned, Alkeon Capital Management, LLC and Panayotis D. Sparaggis each reported shared dispositive and voting power with respect to 4,265,093 shares. The address for each of the reporting persons is 350 Madison Avenue, 20th Floor, New York, New York 10017.
(9)Mr. Eswaran, our former President and Chief Operating Officer, resigned on December 14, 2021. Consists of 26,507 shares of Class A common stock held of record by Mr. Eswaran as of December 14, 2021.
(10)Mr. Dhruv, our former Chief Financial Officer, resigned on December 31, 2021. Consists of 51,738 shares of Class A common stock held of record by Mr. Dhruv as of December 31, 2021.
(11)Consists of (i) 122,939 shares of Class A common stock held of record by Mr. Marlow; (ii) 6,275 shares of Class A common stock held of record by the JEM Double Happiness 2018 Trust (the “Marlow Trust I”); (iii) 6,275 shares of Class A common stock held of record by the CAM Double Happiness 2018 Trust (the “Marlow Trust II”) (iv) 12,080 shares of Class A common stock held of record by the M&M Family 2020 Irrevocable Trust (the “Marlow Trust III”) (v) 11,196 shares of Class B common stock held of record by Mr. Marlow; (vi) 216,334 shares of Class B common stock held of record by the M&M Twice as Nice Trust (the “Marlow Trust IV” and, together with the Marlow Trust I, the Marlow Trust II and the Marlow Trust III, the “Marlow Trusts”); (vii) 42,320 shares of Class B common stock held of record by the Marlow Trust III; (viii) 3,864 shares of Class B common stock issuable pursuant to stock options exercisable within 60 days of March 31, 2022; and (ix) 12,406 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of March 31, 2022. As trustee of the Marlow Trusts, Mr. Marlow may be deemed to hold voting and dispositive power with respect to the shares held by the Marlow Trusts.
(12)Mr. Shah, our former Chief Strategy Officer, resigned on September 14, 2021. Consists of (i) 164,658 shares of Class A common stock held of record by Mr. Shah as of September 14, 2021, (ii) 99,256 shares of Class A common stock held in a trust for the benefit of Mr. Shah’s children, over which Mr. Shah and his spouse are co-trustees and may be deemed to hold voting and dispositive power, as of September 14, 2021, and (iii) 152,372 shares of Class A common stock issued to Mr. Shah pursuant to the exercise of outstanding stock options subsequent to his resignation.
(13)Consists of 451 shares of Class A common stock held of record by Ms. Clyburn.
(14)Consists of 174 shares of Class A common stock held of record by Mr. Duncan.

(15)Consists of (i) 4,630 shares of Class A common stock held of record by Mr. Goldman and (ii) 6,100 shares of Class A common stock held of record by GSW-GV, LLC.
(16)Consists of 2,251 shares of Class A common stock held of record by Ms. McKenna.
(17)Consists of 19,978 shares of Class A common stock held of record by Mr. Theis.
(18)Consists of 12,211 shares of Class A common stock held of record by Mr. Thygesen.
(19)Consists of 10,935 shares of Class A common stock held of record by Mr. Williams.
(20)Consists of (i) 343,981 shares of Class A common stock held of record by our directors and current executive officers; (ii) 60,669 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of March 31, 2022; (iii) 5,776,468 shares of Class B common stock held of record by our directors and current executive officers; and (iv) 3,864 shares of Class B common stock issuable pursuant to stock options exercisable within 60 days of March 31, 2022.
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2021. Information is included for equity compensation plans approved by our stockholders. All of our equity compensation plans have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by stockholders
2010 Equity Incentive Plan(2)	136,045	$7.9266	—
2013 Equity Incentive Plan(3)	2,816,789	$17.6837	19,969,379
Amended and Restated Employee Stock Purchase Plan(4)	—	—	5,446,704
Equity compensation plans not approved by stockholders	—	—	—
Total	2,952,834	$9.0694	25,416,083

(1)RSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(2)As a result of our IPO and the adoption of our 2013 Equity Incentive Plan, we no longer grant awards under the 2010 Equity Incentive Plan; however, all outstanding awards under the 2010 Plan remain subject to the terms of the 2010 Plan. To the extent outstanding awards under the 2010 Plan are forfeited or are terminated unexercised and would otherwise have been returned to the share reserve under the 2010 Plan, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2013 Equity Incentive Plan.
(3)Our 2013 Equity Incentive Plan provides that the number of shares of Class A common stock available for issuance under the 2013 Equity Incentive Plan will automatically increase on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 6,200,000 shares, (ii) five percent (5%) of the outstanding shares of all classes of common stock of the company on the last day of the immediately preceding fiscal year, or (iii) such other amount as the Board of Directors may determine.
(4)Our Amended and Restated Employee Stock Purchase Plan (ESPP) provides that the number of shares of Class A common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 1,250,000 shares, (ii) one percent (1%) of the outstanding shares of all classes of common stock of the company on the last day of the immediately preceding fiscal year, or (iii) such other amount as the Board of Directors may determine.

Item 13. Certain Relationships and Related Transactions, and Director Independence
In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Directors, Executive Officers and Corporate Governance—Non-Employee Director Compensation” and “Executive Compensation,” the following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeded or exceeds $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.
Investor Rights Agreement
We are party to an investor rights agreement which provides, among other things, that certain holders of our common stock, including stockholders affiliated with some of our directors, have the right to request that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.
Employment Arrangement
David Theis, who is the son of Rob Theis, a member of our board of directors and chairperson of our compensation committee, is employed by us in a non-executive capacity. His compensation for 2021 was comprised of cash salary payments of $219,732, RSUs with a grant date fair market value of $174,558 and benefits available to full-time employees. David Theis’s compensation is determined independently using Radford market data in the same manner as other employees with similar responsibilities and tenure at the Company. Rob Theis plays no personal role in determining his son’s compensation or reviewing his son’s performance.
Limitation of Officer and Director Liability and Indemnification Arrangements
Our certificate of incorporation and bylaws each provide that we will indemnify our directors and officers and may indemnify our employees and other agents, to the fullest extent permitted by the Delaware General Corporation Law, which prohibits our certificate of incorporation from limiting the liability of our directors for the following:
•any breach of the director’s duty of loyalty to us or to our stockholders;
•acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•unlawful payment of dividends or unlawful stock repurchases or redemptions; or
•any transaction from which the director derived an improper personal benefit.
If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our certificate of incorporation will not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our bylaws, we will also be empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.
In addition to the indemnification required in our certificate of incorporation and bylaws, we have entered into indemnification agreements with each of our current directors and executive officers. These agreements provide for the indemnification of our directors and executive officers for certain expenses and liabilities incurred in connection with any action, suit, proceeding or alternative dispute resolution mechanism, or hearing, inquiry or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent or fiduciary of our Company, or any of our subsidiaries, by reason of any action or inaction by them while serving as an officer, director, agent or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent or fiduciary of another entity. Under the indemnification agreements, indemnification will only be provided in situations where the indemnified parties acted in good faith and in a manner they reasonably believed to be in or not opposed to our best interest, and with respect to any criminal action or proceeding, to situations where they had no reasonable cause to believe the conduct was unlawful. In the case of an action or proceeding by or in the right of our Company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.
The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.
Other than as described above under this section titled “Certain Relationships and Related Transactions, and Director Independence,” since January 1, 2021, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.
Policies and Procedures for Related Party Transactions
We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related party transaction with us without the prior consent of our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee considers the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. In addition, our board of directors has delegated to each of our CEO, our CFO and our General Counsel, as appropriate, the authority to review and approve, as applicable, any such transaction in which the aggregate amount involved is expected to be less than $120,000, provided that such person charged with such review or approval is not the related person. In connection with each regularly scheduled meeting of our audit committee, a summary of each related party transaction approved in accordance with this paragraph shall be provided to the audit committee for its review.
Item 14. Principal Accountant Fees and Services
Professional Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our Company by KPMG for the years ended December 31, 2020 and 2021.

	2020	2021
Audit Fees (1)	$3,072,766	$2,597,263
Audit Related Fees (2)	$22,500	$350,000
All Other Fees (3)	$1,780	$9,500
Total Fees	$3,097,046	$2,956,763

(1)“Audit Fees” consist of professional services rendered in connection with the audit of our annual financial statements, including audited financial statements, an audit of the effectiveness of our internal control over financial reporting, the review of our quarterly financial statements presented in our quarterly report on Form 10-Q, and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years, including statutory audits of RingCentral CH GmbH and RingCentral France SAS, our wholly owned subsidiaries in Switzerland and France, respectively.
(2)“Audit Related Fees” consist of professional services provided in connection with the preparation of certain registration statements and related securities offering matters, and acquisitions and strategic investments made in 2020.
(3)“All Other Fees” consist of an annual license fee for an accounting database subscription.
Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Consistent with requirements of the SEC and the Public Company Accounting Oversight Board (the “PCAOB”) regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.
All services were pre-approved by our audit committee, which concluded that the provision of such services by KPMG, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The audit committee’s pre-approval policy provides for the pre-approval of audit, audit-related and tax services specifically described by the audit committee on an annual basis, and unless a type of service is pre-approved under the policy, it will require separate pre-approval by the audit committee if it is to be provided by the independent registered public accounting firm. The policy authorizes the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
Financial Statements
No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original Report.
All schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.
Exhibits:
EXHIBIT INDEX

Exhibit Number	Description
31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (formatted as inline XBRL)

Item 16.     Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RINGCENTRAL, INC.

Date: April 28, 2022	/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2022	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Director	April 28, 2022
Michelle McKenna

*	Director	April 28, 2022
Robert Theis

*	Director	April 28, 2022
Allan Thygesen

*	Director	April 28, 2022
R. Neil Williams

*	Director	April 28, 2022
Kenneth A. Goldman

*	Director	April 28, 2022
Mignon L. Clyburn

*	Director	April 28, 2022
Arne Duncan

*By:	/s/ Vladimir Shmunis
Vladimir Shmunis, As attorney-in-fact