Form 10-Q
period 2022-03-31
RingCentral, Inc.
filed 2022-05-10
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of May 2, 2022, there were 84,942,736 shares of Class A Common Stock issued and outstanding and 9,955,674 shares of Class B Common Stock issued and outstanding.

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
•our reliance on our third-party product and service providers, particularly in light of Russia’s ongoing invasion of Ukraine on our software development, quality assurance and customer support operations;
•the political environment and stability in the regions in which we or our subcontractors operate, particularly in light of Russia’s ongoing invasion of Ukraine;
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
•our capital expenditure projections;
•our capital allocation plans, including expected allocations of cash and timing for any share repurchases and other investments;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$301,929	$267,162
Accounts receivable, net	257,323	232,842
Deferred and prepaid sales commission costs	110,019	102,572
Prepaid expenses and other current assets	51,484	48,165
Total current assets	720,755	650,741
Property and equipment, net	173,436	166,910
Operating lease right-of-use assets	44,370	47,294
Long-term investments	163,811	210,445
Deferred and prepaid sales commission costs, non-current	729,920	723,448
Goodwill	55,083	55,490
Acquired intangibles, net	672,471	716,606
Other assets	7,906	8,105
Total assets	$2,567,752	$2,579,039
Liabilities, Temporary Equity, and Stockholders' Equity
Current liabilities
Accounts payable	$77,019	$70,022
Accrued liabilities	297,256	279,798
Deferred revenue	201,394	176,450
Total current liabilities	575,669	526,270
Convertible senior notes, net	1,635,059	1,398,489
Operating lease liabilities	28,213	31,812
Other long-term liabilities	80,579	84,052
Total liabilities	2,319,520	2,040,623

Commitments and contingencies (Note 7)
Series A convertible preferred stock	199,449	199,449

Stockholders' equity
Common stock	9	9
Additional paid-in capital	855,894	1,086,870
Accumulated other comprehensive income (loss)	(1,418)	644
Accumulated deficit	(805,702)	(748,556)
Total stockholders' equity	48,783	338,967
Total liabilities, temporary equity and stockholders’ equity	$2,567,752	$2,579,039
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Subscriptions	$439,927	$325,223
Other	27,729	27,133
Total revenues	467,656	352,356
Cost of revenues
Subscriptions	129,689	73,247
Other	25,785	23,734
Total cost of revenues	155,474	96,981
Gross profit	312,182	255,375
Operating expenses
Research and development	90,274	62,676
Sales and marketing	254,455	179,249
General and administrative	70,995	55,461
Total operating expenses	415,724	297,386
Loss from operations	(103,542)	(42,011)
Other income (expense), net
Interest expense	(1,232)	(16,278)
Other income (expense)	(45,219)	58,543
Other income (expense), net	(46,451)	42,265
Gain (loss) before income taxes	(149,993)	254
Provision for income taxes	979	440
Net loss	$(150,972)	$(186)
Net loss per common share
Basic and diluted	$(1.60)	$—
Weighted-average number of shares used in computing net loss per share
Basic and diluted	94,574	90,634
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(150,972)	$(186)
Other comprehensive loss
Foreign currency translation adjustments, net	(2,062)	(3,412)
Comprehensive loss	$(153,034)	$(3,598)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2021	94,309	$9	$1,086,870	$644	$(748,556)	$338,967
Cumulative effect of accounting change	—	—	(329,280)	—	93,826	(235,454)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	588	—	(120)	—	—	(120)
Share-based compensation	—	—	98,424	—	—	98,424
Changes in other comprehensive income	—	—	—	(2,062)	—	(2,062)
Net loss	—	—	—	—	(150,972)	(150,972)
Balance as of March 31, 2022	94,897	9	855,894	(1,418)	(805,702)	48,783

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2020	90,430	$9	$673,950	$6,806	$(372,306)	$308,459
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	438	—	(3,708)	—	—	(3,708)
Share-based compensation	—	—	59,993	—	—	59,993
Equity component from repurchase or redemption of convertible senior notes	—	—	(147,740)	—	—	(147,740)
Temporary equity reclassification	—	—	(338)	—	—	(338)
Changes in other comprehensive income	—	—	—	(3,412)	—	(3,412)
Net loss	—	—	—	—	(186)	(186)
Balance as of March 31, 2021	90,868	9	582,157	3,394	(372,492)	213,068

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(150,972)	$(186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,929	24,577
Share-based compensation	97,608	54,962
Amortization of deferred and prepaid sales commission costs	23,173	15,644
Amortization of debt discount and issuance costs	1,116	16,200
Loss on early extinguishment of debt	—	658
Repayment of convertible senior notes attributable to debt discount	—	(4,712)
Reduction of operating lease right-of-use assets	4,877	4,322
Unrealized loss (gain) on investments	47,384	(57,521)
Provision for bad debt	4,605	1,485
Other	(251)	73
Changes in assets and liabilities:
Accounts receivable	(29,086)	7,697
Deferred and prepaid sales commission costs	(39,487)	(36,502)
Prepaid expenses and other assets	(2,554)	7,128
Accounts payable	6,868	(8,109)
Accrued and other liabilities	15,097	11,599
Deferred revenue	24,944	4,022
Operating lease liabilities	(5,256)	(4,382)
Net cash provided by operating activities	58,995	36,955
Cash flows from investing activities
Purchases of property and equipment	(6,852)	(8,721)
Capitalized internal-use software	(13,591)	(9,757)
Purchases of intangible assets and long-term investments	(1,484)	(8,358)
Net cash used in investing activities	(21,927)	(26,836)
Cash flows from financing activities
Payments for repurchase or redemption of convertible senior notes	—	(178,911)
Proceeds from issuance of stock in connection with stock plans	627	1,192
Payments for taxes related to net share settlement of equity awards	(747)	(4,900)
Payment for contingent consideration for business acquisition	—	(3,600)
Repayment of financing obligations	(1,810)	(277)
Net cash used in financing activities	(1,930)	(186,496)
Effect of exchange rate changes	(371)	(409)
Net increase (decrease) in cash, cash equivalents, and restricted cash	34,767	(176,786)
Cash, cash equivalents, and restricted cash
Beginning of period	267,162	639,853
End of period	$301,929	$463,067
Supplemental disclosure of cash flow data:
Cash paid for interest	$131	$28
Cash paid for income taxes, net of refunds	$487	$320
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$8,957	$5,835
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
Basis of Presentation and Consolidation
The Company's unaudited condensed consolidated financial statements and accompanying notes reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2022. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results may differ from these estimates. We assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact.
Segment Information
The Company has determined that the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Concentrations
As of March 31, 2022 and December 31, 2021, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of March 31, 2022 and December 31, 2021, approximately 95% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.

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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This update simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This update also eliminates the treasury stock method and instead requires entities to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. The required use of the if-converted method did not impact the diluted net loss per share as the Company was in a net loss position.
The Company adopted this update, effective January 1, 2022, using the modified retrospective method. Upon adoption, the Company is no longer recording the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, the Company recorded a decrease to accumulated deficit of approximately $93.8 million, a decrease to additional paid-in capital of $329.3 million, and an increase to convertible senior notes, net of approximately $235.5 million. Prior period financial statements were not restated.
Note 2. Revenue and Cost of Revenue
The Company derives its revenues primarily from subscriptions, sale of products, and professional services. Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended March 31,
	2022	2021
Primary geographical markets
North America	90%	88%
Others	10	12
Total revenues	100%	100%
The Company derived over 90% of subscriptions revenues from RingCentral MVP and RingCentral customer engagement solutions products for both the three months ended March 31, 2022 and 2021.
Deferred revenue
During the three months ended March 31, 2022, the Company recognized revenue of $105.2 million that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of March 31, 2022 that has not yet been recognized was approximately $1.9 billion. This excludes contracts with an original expected length of less than one

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
year. Of these remaining performance obligations, the Company expects to recognize revenue of 52% of this balance over the next 12 months and 48% thereafter.
Other revenues and cost of revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services. Product revenues from the sale of pre-configured phones were $11.3 million and $11.6 million for the three months ended March 31, 2022 and 2021, respectively. Cost of product revenues were $10.8 million and $10.4 million for the three months ended March 31, 2022 and 2021, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash	$72,802	$91,499
Money market funds	229,127	175,663
Total cash and cash equivalents	$301,929	$267,162
As of March 31, 2022, $5.5 million in the cash balance above represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$206,318	$193,192
Unbilled accounts receivable	60,206	47,676
Allowance for doubtful accounts	(9,201)	(8,026)
Accounts receivable, net	$257,323	$232,842
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$30,193	$26,254
Inventory	5,747	5,655
Other current assets	15,544	16,256
Total prepaid expenses and other current assets	$51,484	$48,165
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer hardware and software	$203,769	$197,395
Internal-use software development costs	155,684	140,424
Furniture and fixtures	8,854	8,660
Leasehold improvements	13,984	13,533
Total property and equipment, gross	382,291	360,012
Less: accumulated depreciation and amortization	(208,855)	(193,102)
Property and equipment, net	$173,436	$166,910
Total depreciation and amortization expense related to property and equipment was $16.9 million and $13.0 million for the three months ended March 31, 2022 and 2021, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2021	$55,490
Foreign currency translation adjustments	(407)
Balance at March 31, 2022	$55,083
The carrying values of intangible assets are as follows (in thousands):

		March 31, 2022			December 31, 2021
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	1.3 years	$21,164	$16,551	$4,613	$21,333	$15,725	$5,608
Developed technology	4.4 years	814,798	146,940	667,858	814,873	103,875	710,998
Total acquired intangible assets		$835,962	$163,491	$672,471	$836,206	$119,600	$716,606
Amortization expense from acquired intangible assets for the three months ended March 31, 2022 and 2021 was $44.1 million and $11.6 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2022 (remaining)	$128,666
2023	150,587
2024	147,056
2025	132,887
2026 onwards	113,275
Total estimated amortization expense	$672,471
Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation and benefits	$53,882	$48,911
Accrued sales, use, and telecom related taxes	33,390	30,463
Accrued marketing	56,048	52,547
Operating lease liabilities, short-term	18,973	18,686
Other accrued expenses	134,963	129,191
Total accrued liabilities	$297,256	$279,798
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $23.2 million and $15.6 million for the three months ended March 31, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at March 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$229,127	$229,127	$—	$—
Non-current assets:
Long-term investments	$154,361	$—	$—	$154,361
Marketable equity investments	$6,820	$6,820	$—	$—

	Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$175,663	$175,663	$—	$—
Non-current assets:
Long-term investments	$199,965	$—	$—	$199,965
Marketable equity investments	$8,600	$8,600	$—	$—
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Convertible Senior Notes
As of March 31, 2022, the fair value of the 0% convertible senior notes due 2026 (the “2026 Notes”) was approximately $538.9 million, and 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $882.0 million. The fair value for the convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Long-Term Investments
As of March 31, 2022 and December 31, 2021, the fair value of the Company's long-term investments in convertible and redeemable preferred stock was $154.4 million and $200.0 million, respectively. The Company classifies these investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price, credit spread, and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment and interest rates. These investments are reported at fair value in long-term investments in the Condensed Consolidated Balance Sheets with net unrealized gain (loss) recorded in other income (expense).

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company recorded a loss of $46.6 million for the three months ended March 31, 2022 compared to a gain of $56.6 million for the three months ended March 31, 2021. Volatility in the global economic climate and financial markets, including the effects of the ongoing Russian invasion of Ukraine, rising inflation, and continued effect of the COVID-19 pandemic, could result in a significant change in the underlying share-price of the Company’s investees, resulting in a material change in the value of the long-term investments.
Marketable Equity Investments
The Company has certain marketable equity investments in which it does not have a controlling interest or a significant influence. As of March 31, 2022 and December 31, 2021, the fair value of these marketable equity investments, which have readily determinable fair values, were $6.8 million and $8.6 million, respectively. These investments are reported at fair value in long-term investments in the Consolidated Balance Sheets with net unrealized gain (loss) recorded in other income (expense). The Company recorded a loss of $1.8 million for the three months ended March 31, 2022. There were no sales of marketable equity investments for the three months ended March 31, 2022.
Other Non-Marketable Investments
As of March 31, 2022, the Company had an immaterial amount of non-marketable investments held in debt and equity securities without readily determinable fair values in which it had neither a controlling interest nor significant influence. These investments are carried at cost under the measurement alternative as part of long-term investments in the Consolidated Balance Sheets.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
period, each as defined in the respective Notes Indentures, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after December 1, 2024 for the 2025 Notes, and December 15, 2025 for the 2026 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or a portion of their notes regardless of these conditions. Under the terms of the respective Notes Indentures, effective January 1, 2022, the Company made an irrevocable election to settle the principal portion of the Notes only in cash, with the conversion premium to be settled in cash or shares.
During the three months ended March 31, 2022, the conditions allowing holders of the 2025 Notes and 2026 Notes to convert were not met. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the indentures are satisfied during future measurement periods.
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
The net carrying amount of the liability component of the Notes as of March 31, 2022 were as follows (in thousands):

	2025 Notes	2026 Notes
Principal	$1,000,000	$650,000
Unamortized issuance cost	(7,904)	(7,037)
Net carrying amount (1)	$992,096	$642,963
(1)The net carrying amount was increased on January 1, 2022 as a result of the adoption of ASU No. 2020-06. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q for further information.
The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization of debt discount (1)	$—	$15,411
Amortization of debt issuance cost (1)	1,116	789
Total interest expense related to the Notes (1)	$1,116	$16,200
(1)The decrease in total interest expense during the three months ended March 31, 2022 was due to the derecognition of the unamortized debt discount, partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of the Company’s adoption of ASU No. 2020-06, as of January 1, 2022, as described in Note 1, Description of Business and Summary of Significant Accounting Policies.

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
All of the capped call transactions, including the capped call relating to the 2023 Notes, were outstanding as of March 31, 2022.
Note 6. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of March 31, 2022, non-cancellable leases expire on various dates between 2022 and 2029.
The components of leases are as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$44,370	$47,294

Accrued liabilities	$18,973	$18,686
Operating lease liabilities	28,213	31,812
Total operating lease liabilities	$47,186	$50,498

	Three Months Ended March 31,
	2022	2021
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$5,813	$5,072

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$2,095	$2,302

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Commitments and Contingencies
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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. On July 7, 2020, the Court granted the parties’ stipulation to extend time for the Company to respond to the Reuben’s complaint. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed a demurrer to the amended complaint on October 18, 2021. Reuben filed her opposition on November 8, 2021, and the Company filed its reply on November 22, 2021. A hearing was held on January 6, 2022. The Court overruled the Company’s demurrer and scheduled a case management conference for July 14, 2022. This litigation is still in its early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Matter
 On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda, against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral fraudulently and in bad faith. The Company seeks its costs incurred in negotiating under the Letter of Intent (“LOI”) that the parties entered into and damages for lost opportunity as a result of forgoing another acquisition opportunity, and attorneys’ fees and costs. On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of its executive officers alleging breach of the LOI as well as tort claims arising from the Company's allegedly inducing Bright Pattern to enter into the LOI and subsequent extensions while allegedly misstating the timeframe for the proposed transaction. As damages, Bright Pattern seeks audit fees it allegedly incurred, a $5 million break-up fee, its alleged “cash burn” during the negotiations, and unspecified lost opportunity damages. The Company filed a demurrer to Bright Pattern’s amended cross-complaint, as well as a related motion to strike. On May 7, 2020, the court denied both the motion to strike and demurrer. The Court has set the matter for trial on March 20, 2023. This litigation is still in the midst of discovery. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any loss or range of loss that may occur. The Company intends to vigorously prosecute and defend this lawsuit.
Note 8. Convertible Preferred Stock
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
As the liquidation or specified change in control event is not solely within the Company’s control, the Series A Convertible Preferred Stock is therefore classified as temporary equity and recorded outside of stockholders’ equity on the Condensed Consolidated Balance Sheet. As of March 31, 2022, there were 200,000 shares of the Company's Series A Convertible Preferred Stock issued and outstanding, and the carrying value, net of issuance costs, was $199.4 million.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$9,047	$4,742
Research and development	23,198	13,189
Sales and marketing	39,877	21,343
General and administrative	25,486	15,688
Total share-based compensation expense	$97,608	$54,962
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Options	$—	$1
Employee stock purchase plan rights	2,416	2,023
Restricted stock units	95,192	52,938
Total share-based compensation expense	$97,608	$54,962
Equity Incentive Plans
As of March 31, 2022, a total of 23,738,213 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).
A summary of option activity under all of the Company’s equity incentive plans as of March 31, 2022 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	154	$9.12	0.9	$27,465
Exercised	(88)	7.10
Canceled/Forfeited	—	—
Outstanding at March 31, 2022	66	$11.82	0.9	$6,926
Vested and expected to vest as of March 31, 2022	66	$11.82	0.9	$6,926
Exercisable as of March 31, 2022	66	$11.82	0.9	$6,926
There were no options granted during the three months ended March 31, 2022 and 2021. The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 were $11.5 million and $37.4 million, respectively. There is no remaining unamortized share-based compensation expense.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of March 31, 2022, there was a total of $1.6 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
average vesting period of approximately 0.1 years. As of March 31, 2022, a total of 6,389,798 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan as of March 31, 2022, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,851	$258.26	$534,186
Granted	1,181	156.11
Released	(505)	193.98
Canceled/Forfeited	(234)	251.78
Outstanding at March 31, 2022	3,293	$231.94	$386,023
As of March 31, 2022, there was a total of $577.4 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.9 years.
Bonus Plan
The Company's board of directors (the "Board") adopted employee equity bonus plans (the “Bonus Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the three months ended March 31, 2022, the Company issued 81,104 RSUs under the Bonus Plans. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $4.9 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the Bonus Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 10. Income Taxes
The provision for income taxes for the three months ended March 31, 2022 and 2021, was $1.0 million and $0.4 million, respectively. The provision for income taxes for the three months ended March 31, 2022 and 2021 consisted primarily of foreign income taxes and state minimum taxes. For the three months ended March 31, 2022 and 2021, the provision for income taxes differed from the U.S. federal statutory rate primarily due to foreign and state taxes currently payable. The Company realized no benefit for the current year losses due to a full valuation allowance against the U.S. and foreign net deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2022 and December 31, 2021. The Company intends to maintain the full valuation allowance on the U.S. and certain foreign net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three months ended March 31, 2022, there were no material changes to the total amount of unrecognized tax benefits.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The 2017 Tax Cuts and Jobs Act amended Sec. 174 to require that specified research and experimental (SR&E) expenditures be capitalized and amortized over five years or fifteen years depending on where the expenditures are incurred. This provision applies to tax years beginning on or after January 1, 2022. The final FTC regulations were published in the Federal Register on January 4, 2022. There are significant changes and updates for allocation and apportionment of foreign taxes, creditability of foreign taxes and other provisions affecting FTC calculation. These provisions are generally effective for foreign taxes paid or accrued in tax years beginning on or after December 28, 2021. Due to full valuation allowance position for the US jurisdiction, the Company does not believe both provisions have material impact on its financial statements.
Note 11. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, convertible senior notes, and convertible preferred stock, to the extent dilutive. For the three months ended March 31, 2022 and 2021, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss	$(150,972)	$(186)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	94,574	90,634
Basic and diluted net loss per share	$(1.60)	$—
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2022	2021
Shares of common stock issuable under equity incentive plans outstanding	3,253	3,465
Shares of common stock related to convertible preferred stock	743	—
Shares of common stock related to convertible senior notes	—	538
Potential common shares excluded from diluted net loss per share	3,996	4,003
Under the terms of the respective Notes Indentures, effective January 1, 2022, the Company made an irrevocable election to settle the principal portion of the Notes only in cash, with the conversion premium to be settled in cash or shares.
Upon the adoption of ASU No. 2020-06 on January 1, 2022, the Company calculates the potential dilutive effect of its 2025 Notes and 2026 Notes under the if-converted method. Under this method, only the amounts settled in excess of the principal will be considered in diluted earnings per share, in line with the terms of our Notes Indentures.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. as of March 31, 2022 and December 31, 2021 were $4.6 million and $3.0 million, respectively. Total expenses incurred from Google Inc. were $6.1 million and $4.8 million for the three months ended March 31, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 1, 2022 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” included under Part II, Item 1A below.
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
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three months ended March 31, 2022 and 2021, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
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
Our revenue growth has primarily been driven by our flagship RingCentral MVP and RingCentral customer engagement solutions product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as any party that purchases or subscribes to our products and services directly or indirectly through our channel partners. As of March 31, 2022, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three months ended March 31, 2022 and 2021, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
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
Impact of Russian Invasion of Ukraine
In February 2022, Russian military forces invaded Ukraine. We have outsourced some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Odessa, Ukraine, and previously, in St. Petersburg, Russia. We are currently working with our affected third-party contractors to assist in relocating certain of their personnel to other countries and we expect to incur certain direct and incremental expenses in fiscal 2022, the full extent of which remains uncertain.
Further discussion of the potential impact of the Russian invasion of Ukraine on our business can be found in the section titled “Risk Factors” included in Part II, Item 1A below.
Impact of COVID-19
The COVID-19 pandemic, which began in early 2020, resulted in impacts on global societies, economies, financial markets and business practices. The worldwide spread of the COVID-19 pandemic resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.
During 2020 and 2021, in response to the COVID-19 pandemic we adopted several measures to support the health and well-being of our global employees, customers, partners and communities. Such measures included temporarily requiring the vast majority of our employees to work remotely, suspending non-essential travel worldwide for our employees, and shifting some of our customer and industry events to virtual-only experiences.
Beginning in the first quarter of 2022, we have started to re-open our offices in the United States and certain other locations globally for employees to voluntarily return, electing to adopt a flexible and hybrid approach to working in our offices. We have taken recommended measures to protect our employees who return to the office that include respecting occupancy limitations applicable to our facilities and implementing vaccination requirements; among other safety measures. We have also introduced company-wide programs to support the mental well-being of our employees such as providing virtual wellness classes and also offering absence days under a program we call CaRing Days. As we continue to monitor the actual and potential effects of the COVID-19 pandemic across our business, we may further adjust our policies depending on the severity or spike in COVID-19 or as may be required or recommended by federal, foreign, state or local authorities.
Further discussion of the potential impact of the COVID-19 pandemic on our business can be found in the section titled “Risk Factors” included in Part II, Item 1A below.
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

Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2022 was $157.9 million. As such, our ARR at March 31, 2022 was $1.9 billion compared to $1.4 billion at March 31, 2021.
RingCentral Office Annualized Exit Monthly Recurring Subscriptions
We calculate our RingCentral Office Annualized Exit Monthly Recurring Subscriptions (“Office ARR”) in the same manner as we calculate our ARR, except that primarily customer subscriptions from RingCentral Office and RingCentral customer engagement solutions customers are included when determining Monthly Recurring Subscriptions for the purposes of calculating this key business metric. We believe that trends in revenue with respect to these products are important to the understanding of the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our Office ARR at March 31, 2022 was $1.8 billion.
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
Our key business metrics for the five quarterly periods ended March 31, 2022 were as follows (dollars in millions):

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$1,894.8	$1,799.9	$1,635.6	$1,516.3	$1,407.4
RingCentral Office Annualized Exit Monthly Recurring Subscriptions	$1,813.7	$1,715.9	$1,551.1	$1,431.0	$1,322.3

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues
Subscriptions	$439,927	$325,223
Other	27,729	27,133
Total revenues	467,656	352,356
Cost of revenues
Subscriptions	129,689	73,247
Other	25,785	23,734
Total cost of revenues	155,474	96,981
Gross profit	312,182	255,375
Operating expenses
Research and development	90,274	62,676
Sales and marketing	254,455	179,249
General and administrative	70,995	55,461
Total operating expenses	415,724	297,386
Loss from operations	(103,542)	(42,011)
Other income (expense), net
Interest expense	(1,232)	(16,278)
Other income (expense)	(45,219)	58,543
Other income (expense), net	(46,451)	42,265
Gain (loss) before income taxes	(149,993)	254
Provision for income taxes	979	440
Net loss	$(150,972)	$(186)

Percentage of Total Revenues*

	Three Months Ended March 31,
	2022	2021
Revenues
Subscriptions	94%	92%
Other	6	8
Total revenues	100	100
Cost of revenues
Subscriptions	28	21
Other	6	7
Total cost of revenues	33	28
Gross profit	67	72
Operating expenses
Research and development	19	18
Sales and marketing	54	51
General and administrative	15	16
Total operating expenses	89	84
Loss from operations	(22)	(12)
Other income (expense), net
Interest expense	—	(5)
Other income (expense)	(10)	17
Other income (expense), net	(10)	12
Gain (loss) before income taxes	(32)	—
Provision for income taxes	—	—
Net loss	(32)%	—%
* Percentages may not add up due to rounding.
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Revenues
Subscriptions	$439,927	$325,223	$114,704	35%
Other	27,729	27,133	596	2%
Total revenues	$467,656	$352,356	$115,300	33%
Percentage of revenues
Subscriptions	94%	92%
Other	6	8
Total	100%	100%
Subscriptions revenue. Subscriptions revenue increased by $114.7 million, or 35%, for the three months ended March 31, 2022, as compared to the respective prior year period. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base, from our MVP and contact center solutions. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market and increase in sales through our direct and indirect sales channels, including resellers, strategic partners and carriers. Although we expect to continue to add new customers and to increase the usage of our product for existing customers, we will continue to monitor the COVID-19 pandemic carefully and its impact on customer demand, contract duration, churn, payment terms, and credit card declines. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the macroeconomic impact of the ongoing Russian invasion of Ukraine and the continued effects of the COVID-19 pandemic, could also cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services.
Other revenues increased by $0.6 million, or 2%, for the three months ended March 31, 2022, as compared to the respective prior year period, primarily due to the increase in product sales and professional services resulting from the overall growth in our business. Due to evolving hybrid work environments, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the COVID-19 pandemic carefully and its impact on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Cost of revenues
Subscriptions	$129,689	$73,247	$56,442	77%
Other	25,785	23,734	2,051	9%
Total cost of revenues	$155,474	$96,981	$58,493	60%
Gross margins
Subscriptions	71%	77%
Other	7%	13%
Total gross margin %	67%	72%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $56.4 million, or 77%, for the three months ended March 31, 2022 as compared to the respective prior year period. The higher cost of subscription revenues were due to amortization of acquired intangible assets of $32.5 million, third-party costs to support our solution offerings of $8.3 million, increased infrastructure support costs of $9.0 million, and personnel and contractor-related costs of $6.2 million. Personnel and contractor related costs includes share-based compensation expense of $3.5 million. Gross margin decrease is driven by $32.5 million of incremental amortization from certain intangible assets we acquired in the fourth quarter of 2021.
The increase in expenses was driven by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth of new customers and increased usage of our subscriptions by our existing customer base, in addition to amortization of intangible assets we acquired in prior year. We expect subscription gross margin to be within a relatively similar range in the future. However, we continue to monitor the COVID-19 pandemic carefully and its impact on our customers.
Other cost of revenues and gross margin. Cost of other revenues increased by $2.1 million, or 9%, for the three months ended March 31, 2022 as compared to the respective prior year period. This was primarily due to an increase in personnel costs of $2.2 million including share-based compensation expense. Gross margin decreased mainly driven by headcount growth for professional services in the first quarter of 2022 compared to the respective prior year period.
We continue to monitor the impact of the COVID-19 pandemic, including the severity of breakthrough cases and newer variants and their potential impact, on timing of professional services and transaction price of product sales.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Research and development	$90,274	$62,676	$27,598	44%
Percentage of total revenues	19%	18%
Research and development expenses increased by $27.6 million, or 44%, for the three months ended March 31, 2022 as compared to the respective prior year period, primarily due to a $26.0 million increase in personnel and contractor costs, and $2.3 million in overhead costs to support our research and development efforts. The increase in personnel and contractor costs was mainly driven by $10.9 million related to headcount growth and $10.0 million related to share-based compensation expense primarily driven by equity awards granted to new and existing employees.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Sales and marketing	$254,455	$179,249	$75,206	42%
Percentage of total revenues	54%	51%
Sales and marketing expenses increased by $75.2 million, or 42%, for the three months ended March 31, 2022 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $29.8 million, advertising and marketing costs of $18.4 million, third-party commissions of $17.8 million, and amortization of deferred sales commission costs of $7.3 million. Of the total increase in personnel and contractor costs, $18.5 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees and $7.8 million attributable to headcount growth.
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
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
General and administrative	$70,995	$55,461	$15,534	28%
Percentage of total revenues	15%	16%
General and administrative expenses increased by $15.5 million, or 28%, for the three months ended March 31, 2022 as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $11.9 million, and overhead and other costs of $1.7 million. Of the total increase in personnel and contractor costs, $9.8 million was mainly due to higher share-based compensation expense driven by equity awards granted to new and existing employees.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.

Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Interest expense	$(1,232)	$(16,278)	$15,046	nm
Other income (expense)	(45,219)	58,543	(103,762)	nm
Other income (expense), net	$(46,451)	$42,265	$(88,716)	nm
nm - not meaningful
Interest expense for the three months ended March 31, 2022 decreased by $15.0 million compared to the respective prior year period. The decrease was primarily due to lower non-cash interest expense related to our 2025 and 2026 Notes as a result of adopting ASU No. 2020-06 on January 1, 2022. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q for further information.
Other expense, net, for the three months ended March 31, 2022 increased by $103.8 million compared to the respective prior year period. The increase was primarily due to a net unrealized loss recognized on our long-term investments driven by changes in the investee’s stock price. The unrealized losses recognized on our long-term investments and marketable equity securities for the three months ended March 31, 2022 was $48.3 million compared to a gain of $56.6 million recognized in the respective prior year period.
We expect the gain or loss on our long-term investments to continue to fluctuate due to changes in the investee’s stock price.
We expect interest income to further fluctuate in the future due to interest rate volatility in the current macroeconomic environment and reduction of our investments in money market funds.
Net Loss
Net loss increased by $150.8 million for the three months ended March 31, 2022, as compared to the respective prior year period, mainly due to non-cash items including an increase of $105.1 million unrealized net loss recognized from our long-term investments primarily driven by changes in the investee’s stock price, and $42.6 million higher share-based compensation expense primarily driven by equity awards granted to new and existing employees.
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
As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $301.9 million and $267.2 million, respectively. In addition to the cash provided by our operating activities, the capped call transaction relating to our 2023 Notes can be settled for cash proceeds of up to $210 million if settled on its maturity date, providing an additional source of cash. For additional details, refer to Note 5, Convertible Senior Notes, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in compliance with all covenants under our 2026 and 2025 Notes as of March 31, 2022.

In December 2021, our board of directors authorized a share repurchase program under which we may repurchase up to $100 million of our outstanding shares of Class A Common Stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or any other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2022. As of March 31, 2022, no shares were repurchased under this plan.
We believe that our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities, as well as the extent of the COVID-19 pandemic and its effect on our business. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. In the future, we may also make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available or on favorable terms. The uncertainty created by the changing markets and macroeconomic conditions related to the continuing effects of the COVID-19 pandemic may also impact our customers’ ability to pay on a timely basis, which could negatively impact our operating cash flows.
    The table below provides selected cash flow information (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$58,995	$36,955
Net cash used in investing activities	(21,927)	(26,836)
Net cash used in financing activities	(1,930)	(186,496)
Effect of exchange rate changes	(371)	(409)
Net increase (decrease) in cash and cash equivalents	$34,767	$(176,786)
Net Cash Provided By Operating Activities
Cash used in or provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $59.0 million for the three months ended March 31, 2022. The cash flow from operating activities was driven by timing of cash receipts from customers and carriers, primarily offset by cash payments for personnel related costs and to vendors.
Net cash provided by operating activities for the three months ended March 31, 2022, increased by $22.0 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections.
Net Cash Used In Investing Activities
Our primary investing activities have consisted of our purchase of intellectual property assets, capital expenditures, internal-use software, and long-term investments. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $21.9 million for the three months ended March 31, 2022, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software of $20.4 million.

Net cash used in investing activities for the three months ended March 31, 2022 decreased by $4.9 million as compared to the respective prior year period. The decrease was primarily due to fewer acquisitions of intellectual property assets compared to the respective prior year period and investments in certain equity securities of $6.9 million, partially offset by an increase in investment in capital expenditures and internal-use software development of $2.0 million.
Net Cash Used In Financing Activities
Our primary financing activities have consisted of raising capital through the issuance of stock under our stock plans, partially offset by payments toward our current financing obligations.
Net cash used in financing activities was $1.9 million for the three months ended March 31, 2022, primarily due to payments of $1.8 million we made towards our current financing obligations in the first quarter of 2022.
Net cash used in financing activities for the three months ended March 31, 2022 decreased by $184.6 million as compared to the respective prior year period. For the three months ended March 31, 2021, net cash used in financing activities was $186.5 million, compared to $1.9 million of net cash used in financing activities for the three months ended March 31, 2022, leading to a net decrease of $184.6 million. Net cash used in financing activities for the three months ended March 31, 2021, was primarily due to $178.5 million paid for the partial repurchase and redemption of our 2023 Notes, $3.6 million settlement of our contingent consideration in connection with prior-year business acquisition, and $3.7 million for net taxes paid in connection with our stock plans.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$58,995	$36,955
Repayment of convertible senior notes attributable to debt discount	—	4,712
Non-GAAP net cash provided by operating activities	58,995	41,667
Purchases of property and equipment	(6,852)	(8,721)
Capitalized internal-use software	(13,591)	(9,757)
Non-GAAP free cash flow	$38,552	$23,189
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
Contractual Obligations and Commitments
Except as set forth below, and in Notes 3, 5, 6 and 7 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the effects of the ongoing Russian invasion of Ukraine and the continued effects of the COVID-19 pandemic, will cause variability in our revenue. However, this impact has not been significant during the three months ended March 31, 2022. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three months ended March 31, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.

Interest Rate Risk
As of March 31, 2022, we had cash and cash equivalents of $301.9 million. We invest our cash and cash equivalents in short-term money market funds. We have experienced a decline in the interest rates associated with money market funds over the last several quarters. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2022, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further reduce in the future due to interest rate volatility in the current macroeconomic environment.
As of March 31, 2022, we had $992.1 million and $643.0 million outstanding from our 2025 Notes and 2026 Notes (collectively the "Notes"), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
Market Risk
As of March 31, 2022, we had long-term investments in convertible and redeemable preferred stock, and certain marketable equity investments of $161.2 million. These investments are subject to market related risks that could decrease or increase the fair value of our holdings. These investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including uncertainty created by the macroeconomic conditions related to the Russian invasion of Ukraine and continuing effects of the COVID-19 pandemic.
A fluctuation in the investee's stock price, volatility or a combination of both could have an adverse impact on the fair value of our investment. A hypothetical adverse stock price or volatility change of 10% could have resulted in a potential decrease of up to $8.2 million in the fair-value of our investment as of March 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 7, Commitments and Contingencies, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under “Legal Matters”, which is incorporated herein by reference.
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
•We rely on third parties, including third parties in countries outside the U.S. including Russia (previously) and Ukraine, for some of our software development, quality assurance, operations, and customer support, and these activities may be impacted by Russia’s ongoing invasion of Ukraine.
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
•A security incident, such as a cyber-attack, information security breach or incident or denial of service event could delay or interrupt service to our customers, harm our reputation, or subject us to significant liability.
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
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including the effects of the ongoing Russian invasion of Ukraine, including international sanctions against Russia, and the continued effects of the global outbreak of COVID-19.
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
We rely on third parties, including third parties in countries outside the U.S. including Russia (previously) and Ukraine, for some of our software development, quality assurance, operations, and customer support, and these activities may be impacted by Russia’s ongoing invasion of Ukraine.
We currently depend on various third-parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we have outsourced some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Odessa, Ukraine, and Manila, the Philippines, and previously, St. Petersburg, Russia. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control, or effective management with respect to these business operations.
Our third-party partners in Ukraine and Russia have been impacted by Russia’s ongoing invasion of Ukraine. In particular, the invasion has forced our Russian partner to cease its operations in St. Petersburg and a substantial proportion of the affected personnel have relocated to other countries such as Georgia. Currently, our Ukrainian partner is continuing to provide services in Ukraine. However, Russia’s ongoing invasion of Ukraine may result in reducing or discontinuing our partner operations in Ukraine, and may also delay our product development efforts and/or the release of new features and functionalities. In addition, we expect to incur increased costs associated with managing or relocating our partners’ personnel or engaging with alternative third-party contractors or hiring employees outside of Russia and Ukraine, which could negatively impact our operating results and financial condition. We are working with our affected third-party contractors to relocate their personnel to other countries; however, we cannot assure you that we can permanently relocate them in a cost-effective manner, or at all. In addition, we cannot assure you that the geographies where we relocate such staff will possess the same level of cost efficiencies as Russia and Ukraine. Also, while we do not store any customer data in Russia or Ukraine and currently are not dependent on our operations in these locations to continue to provide our services, we may need to rely on the affected Russian personnel to assist us with preventing and remediating any cyber-attacks and the ongoing invasion could impact our ability to respond in a timely manner or at all.
In addition, as a result of the ongoing invasion of Ukraine by Russia, the U.S., other North Atlantic Treaty Organization member states, as well as non-member states, have implemented sanctions against Russia and certain Russian banks, enterprises and individuals. These as well as any future additional sanctions and any resulting conflict between Russia, the U.S. and other countries could create global security concerns, increase the risk of cyber-attacks and have a lasting impact on regional and global economies, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
The COVID-19 pandemic has continued to impact worldwide economic activity and financial markets. In light of the uncertain situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. After closing our offices and ceasing all non-essential travel earlier in the pandemic, we have reopened our offices to employees worldwide and currently allow non-essential travel. We continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available. This could result in our again temporarily suspending travel and restricting the ability to do business in person, which could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer and other commercial contracts in a timely manner and our ability to source, assess, negotiate, and successfully implement and execute on, and realize the benefits of, acquisitions, investments, strategic partnerships and other strategic transactions, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. In addition, the COVID-19 pandemic has and may continue to disrupt the operations of our customers, resellers and other channel partners, strategic partners, suppliers and other third-party providers, which could continue to negatively impact our business, financial condition and results of operations. In addition, although the U.S. economy has recovered since the early onset of the COVID-19 pandemic, the rapid spread of variants of the virus and the ongoing pandemic and preventative measures taken worldwide could adversely affect economies and financial markets globally in the future, which could decrease technology spending and continue to adversely affect demand for our solutions and harm our business. The full extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain.
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
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, and carriers, develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly as we continue to expand internationally, would add complexity to our organization and require effective communication and coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.
Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Atos/Unify, ALE, Mitel, Vodafone, Deutsche, Verizon and others, which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationships with Avaya and its subsidiaries, Atos and its subsidiaries, including Unify Software and Solutions GmbH & CO. KG (“Unify”), ALE Holding (“ALE Holding”) and its subsidiaries, including ALE International (“ALE International” and together “ALE”), Mitel, Vodafone and its subsidiaries, Deutsche, and its subsidiaries, and Verizon and its subsidiaries will depend on a variety of factors, including our ability to work with our strategic partners to develop, market and sell co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), Unify Office by RingCentral (“UO”), and Rainbow Office powered by RingCentral (“Rainbow Office”), and our other offerings, such as RingCentral MVP. Setting up and maintaining the operations and processes of these strategic partnerships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing ACO, UO, Rainbow Office and other co-branded solutions to market may take longer than anticipated or fail to materialize, which could negate or reduce our anticipated benefits and revenue opportunities. In addition, we must be successful in marketing and selling ACO to realize the benefits of our prepayment to Avaya of $345 million in our Class A Common Stock. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations.
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
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, TELUS, Vodafone, DT, Verizon, Avaya, Atos (through its subsidiary Unify), ALE, and Mitel also sell our solutions, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. For example, AT&T launched a competing hosted business communications solution in 2016, which caused new subscriptions for our solution sold by AT&T to decline to an immaterial level until we entered into a revised agreement with AT&T in 2018, under which AT&T resumed reselling our solutions. We have also entered into certain agreements for strategic partnerships with Avaya, Atos, ALE, Mitel, Vodafone, DT and Verizon to sell certain of our solutions. Avaya introduced the ACO solution at the end of the first quarter of 2020, Atos and Unify introduced the UO solution during the third quarter of 2020, and ALE introduced the Rainbow Office solution in 2021; however, there can be no guarantee that Avaya, Atos, Unify, ALE, Mitel, Vodafone, DT, Verizon and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. If our strategic partners and carriers and/or any of their respective channel partners are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and other channel partners, carriers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers and other channel partners, carriers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
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
In addition, users who access our subscriptions and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi®, 4G, 5G, or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent phone companies, cable companies, and wireless companies. Some of these providers offer solutions and subscriptions that directly compete with our own offerings, which can potentially give them a competitive advantage. Also, these providers could take measures that degrade, disrupt or increase the cost of user access to third-party services, including our subscriptions, by restricting or prohibiting the use of their infrastructure to support or facilitate third-party services or by charging increased fees to third parties or the users of third-party services, any of which would make our subscriptions less attractive to users, and reduce our revenues.
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
•cause a reduction in revenues or a delay in market acceptance of our subscriptions;
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from cyber-attacks, denial-of-service events, unauthorized entry, computer malware or other security incidents, including events beyond our control. We have, from time to time, been subject to communications fraud and cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future, particularly as the frequency and sophistication of cyber-attacks increases. For example, cybersecurity researchers anticipate an increase in cyber-attack activity in connection Russia’s invasion of Ukraine. We cannot assure you that our backup systems, regular data backups, security controls and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach, data loss, unauthorized access, loss of use, interruption, or increased charges from our technology vendors.
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
We have implemented remote working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure, networks, and the information, including personally identifiable information, we process, including for example by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store company-controlled information outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home as a result of the COVID-19 pandemic. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware, other malware and phishing attacks, and we may remain responsible for unauthorized access to, loss, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain, even if the security measures used to protect such information comply with applicable laws, regulations and other actual or asserted obligations. Additionally, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our vendors, business partners, and consultants are vulnerable to heightened risks of cyber-attacks, from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain, continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts will be successful.
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
Laws, regulations, and enforcement actions relating to security and privacy of information continue to evolve. With respect to security, we are closely monitoring the development of rules and guidance that may apply to us, including, for example, pursuant to the Cyber Incident Reporting for Critical Infrastructure Act of 2022. We have incurred and expect to continue to incur significant expenses to prevent security incidents. It is possible that, in order to support changes to applicable laws and to support our expansion of sales into new geographic areas or into new industry segments, we will need to increase or change our cybersecurity systems and expenditures. Further, it is possible that changes to laws and regulations relating to security and privacy may make it more expensive to operate in certain jurisdictions and may increase the risk of our non-compliance with such changing laws and regulations.
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
Customer turnover, as well as reductions in the number of users for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our subscriptions, the value proposition of our subscriptions or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. In addition, any economic downturn could cause financial hardship for our customers, decrease technology spending and materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, or cause our customers to seek a decrease in the number of users or solutions for which they subscribe. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing expenditures could harm our business and results of operations.
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
In order to grow our business, we must continue to attract new customers and expand the number of users in, and services provided to, our existing customer base on a cost-effective basis. We use and periodically adjust the mix of advertising and marketing programs to promote our subscriptions. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our subscriptions. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. In addition, a global slowdown of economic activity may disrupt our sales channels and our ability to attract new customers, which may require us to adjust our advertising and marketing programs or make further investments in these programs. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenues generated by such expenses, and we may fail to otherwise experience an increase in revenues or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.
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
A significant portion of our revenues today come from small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. Any economic downturn could decrease technology spending and the number of employees of small and medium sized businesses in ways that adversely affect demand for our offerings and harm our business and results of operations. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new small and medium-sized customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.
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
We have significant operations in the U.S., Canada, the U.K., China, Ukraine, the Philippines and France. We also sell our solutions to customers in other countries in Europe, Australia and in Singapore, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
•political and economic instability created by the Russian invasion of Ukraine;
•deterioration of political relations between the U.S. and other countries in which we operate, particularly Ukraine, China, and the Philippines; and
•political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the U.S. against these countries, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, and resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, all of which could have a material adverse effect on our operations.
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
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our investment in and strategic partnerships with Avaya, Atos, ALE, Mitel, Vodafone, DT and Verizon. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
Through RCLEC, we also provide competitive local exchange carrier (“CLEC”) and IP-enabled (“IPES”) services which are regulated by the FCC as traditional telecommunications services. Our CLEC services depend on certain provisions of the Telecommunications Act of 1996 that require incumbent local exchange carriers (“ILECs”) to provide us facilities and services that are necessary to provide our services. Over the past several years, the FCC has reduced or eliminated a number of regulations governing ILECs’ wholesale offerings. If ILECs were no longer required by law to provide such services to us, or ceased to provide these services at reasonable rates, terms and conditions, our business could be adversely affected and our cost of providing CLEC services could increase. This could have a materially adverse impact on our results of operations and cash flows.

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
RCLEC services are subject to regulation by the public utility regulatory agency in those states where we provide local telecommunications services. This regulation includes the requirement to obtain a certificate of public convenience and necessity or other similar licenses prior to offering our CLEC services, as well as registrations related to IPES services. We may also be required to file tariffs that describe our CLEC services and provide rates for those services. We are also required to comply with regulations that vary by state concerning service quality, disconnection and billing requirements. State commissions also have authority to review and approve interconnection agreements between incumbent phone carriers and CLECs such as our subsidiary.
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
Following the U.K.’s exit from the EU on January 31, 2020 the U.K. largely adopted the EU rules on cross-border data flows, but allowed flexibility to diverge. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. On March 21, 2022, the U.K. Parliament approved new standard contractual clauses to support personal data transfers out of the U.K., and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA created obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. Colorado enacted a similar law, the Colorado Privacy Act, on June 8, 2021, which will take effect on July 1, 2023, and Utah enacted a similar law, the Utah Consumer Privacy Act, on March 24, 2022, which will take effect on December 31, 2023.
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
Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, Ukraine, India, Poland, and formerly in Russia, may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 926 issued patents, including patents acquired from a strategic partnership transaction, which expire between 2022 and 2041. We also have 78 patent applications pending examination in the U.S. and 73 patent applications, including patent applications acquired from a strategic partnership transaction, pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We have also acquired patents in connection with a strategic partnership that are currently pending assignment in their respective patent offices. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development and quality assurance activities to third-party contractors located in Ukraine and formerly in Russia. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in the Philippines, where we have outsourced a significant portion of our customer support function. We cannot assure you that agreements with these third-party contractors or their agreements with their employees and contractors will adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and results of operations.
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
•sales of common stock by us, our investors, or members of our management team; and
•changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, changes in diplomatic or trade relationships, civil unrest in various parts of the world, acts of war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions), terrorist attacks, or other catastrophic events, such as the global outbreak of COVID-19.
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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. Stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 54% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Our corporate headquarters and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in California, Florida, and several countries in Asia, including the Philippines and Australia. All of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics such as the global outbreak of COVID-19, cyber-attack, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions), political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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

RingCentral, Inc.

Date: May 10, 2022	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)