Form 10-Q
period 2022-06-30
RingCentral, Inc.
filed 2022-08-08
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of August 1, 2022, there were 85,363,024 shares of Class A Common Stock issued and outstanding and 9,955,674 shares of Class B Common Stock issued and outstanding.

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
•the impact of the current macroeconomic environment on us and our customers;
•the impact of foreign currencies on our non-U.S. business as we expand our business internationally;
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
•our ability to prevent the use of fraudulent payment methods for our solutions; and
•our ability to retain key employees and to attract qualified personnel.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$306,497	$267,162
Accounts receivable, net	253,571	232,842
Deferred and prepaid sales commission costs	126,854	102,572
Prepaid expenses and other current assets	52,376	48,165
Total current assets	739,298	650,741
Property and equipment, net	178,240	166,910
Operating lease right-of-use assets	40,515	47,294
Long-term investments	113,220	210,445
Deferred and prepaid sales commission costs, non-current	758,687	723,448
Goodwill	53,780	55,490
Acquired intangibles, net	628,559	716,606
Other assets	7,122	8,105
Total assets	$2,519,421	$2,579,039
Liabilities, Temporary Equity, and Stockholders' Equity
Current liabilities
Accounts payable	$96,647	$70,022
Accrued liabilities	318,272	279,798
Deferred revenue	207,044	176,450
Total current liabilities	621,963	526,270
Convertible senior notes, net	1,636,175	1,398,489
Operating lease liabilities	25,436	31,812
Other long-term liabilities	74,087	84,052
Total liabilities	2,357,661	2,040,623

Commitments and contingencies (Note 7)
Series A convertible preferred stock	199,449	199,449

Stockholders' equity
Common stock	9	9
Additional paid-in capital	937,119	1,086,870
Accumulated other comprehensive income (loss)	(9,600)	644
Accumulated deficit	(965,217)	(748,556)
Total stockholders' equity	(37,689)	338,967
Total liabilities, temporary equity and stockholders’ equity	$2,519,421	$2,579,039
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Subscriptions	$462,984	$351,203	$902,911	$676,426
Other	23,912	28,070	51,641	55,203
Total revenues	486,896	379,273	954,552	731,629
Cost of revenues
Subscriptions	131,022	79,243	260,711	152,490
Other	27,168	25,680	52,953	49,414
Total cost of revenues	158,190	104,923	313,664	201,904
Gross profit	328,706	274,350	640,888	529,725
Operating expenses
Research and development	96,518	76,161	186,792	138,837
Sales and marketing	265,398	203,398	519,853	382,647
General and administrative	74,554	68,172	145,549	123,633
Total operating expenses	436,470	347,731	852,194	645,117
Loss from operations	(107,764)	(73,381)	(211,306)	(115,392)
Other income (expense), net
Interest expense	(1,203)	(15,942)	(2,435)	(32,220)
Other income (expense)	(49,500)	(21,223)	(94,719)	37,320
Other income (expense), net	(50,703)	(37,165)	(97,154)	5,100
Loss before income taxes	(158,467)	(110,546)	(308,460)	(110,292)
Provision for income taxes	1,048	410	2,027	850
Net loss	$(159,515)	$(110,956)	$(310,487)	$(111,142)
Net loss per common share
Basic and diluted	$(1.68)	$(1.22)	$(3.27)	$(1.22)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	95,130	91,181	94,854	90,909
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(159,515)	$(110,956)	$(310,487)	$(111,142)
Other comprehensive income (loss)
Foreign currency translation adjustments, net	(8,182)	1,211	(10,244)	(2,201)
Comprehensive loss	$(167,697)	$(109,745)	$(320,731)	$(113,343)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2021	94,309	$9	$1,086,870	$644	$(748,556)	$338,967
Cumulative effect of accounting change	—	—	(329,280)	—	93,826	(235,454)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	588	—	(120)	—	—	(120)
Share-based compensation	—	—	98,424	—	—	98,424
Changes in other comprehensive income	—	—	—	(2,062)	—	(2,062)
Net loss	—	—	—	—	(150,972)	(150,972)
Balance as of March 31, 2022	94,897	9	855,894	(1,418)	(805,702)	48,783
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	842	—	7,827	—	—	7,827
Repurchases of common stock	(421)	—	(25,004)	—	—	(25,004)
Share-based compensation	—	—	98,402	—	—	98,402
Changes in other comprehensive loss	—	—	—	(8,182)	—	(8,182)
Net loss	—	—	—	—	(159,515)	(159,515)
Balance as of June 30, 2022	95,318	9	937,119	(9,600)	(965,217)	(37,689)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2020	90,430	$9	$673,950	$6,806	$(372,306)	$308,459
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	438	—	(3,708)	—	—	(3,708)
Share-based compensation	—	—	59,993	—	—	59,993
Equity component from repurchase or redemption of convertible senior notes	—	—	(147,740)	—	—	(147,740)
Temporary equity reclassification	—	—	(338)	—	—	(338)
Changes in other comprehensive income	—	—	—	(3,412)	—	(3,412)
Net loss	—	—	—	—	(186)	(186)
Balance as of March 31, 2021	90,868	9	582,157	3,394	(372,492)	213,068
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	642	—	10,999	—	—	10,999
Share-based compensation	—	—	95,685	—	—	95,685
Equity component from repurchase or redemption of convertible senior notes	—	—	(121,844)	—	—	(121,844)
Temporary equity reclassification	—	—	4,124	—	—	4,124
Changes in other comprehensive income	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	(110,956)	(110,956)
Balance as of June 30, 2021	91,510	9	571,121	4,605	(483,448)	92,287

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(310,487)	$(111,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122,201	50,724
Share-based compensation	198,119	150,323
Amortization of deferred and prepaid sales commission costs	50,068	33,398
Amortization of debt discount and issuance costs	2,232	32,082
Loss on early extinguishment of debt	—	1,736
Repayment of convertible senior notes attributable to debt discount	—	(10,131)
Reduction of operating lease right-of-use assets	9,857	8,778
Unrealized loss (gain) on investments	98,045	(34,361)
Provision for bad debt	7,103	3,743
Other	1,736	70
Changes in assets and liabilities:
Accounts receivable	(27,832)	(26,589)
Deferred and prepaid sales commission costs	(108,349)	(86,378)
Prepaid expenses and other assets	(1,984)	6,562
Accounts payable	28,494	3,490
Accrued and other liabilities	20,147	24,912
Deferred revenue	30,594	23,359
Operating lease liabilities	(10,271)	(9,105)
Net cash provided by operating activities	109,673	61,471
Cash flows from investing activities
Purchases of property and equipment	(15,489)	(14,385)
Capitalized internal-use software	(26,232)	(19,600)
Purchases of intangible assets and long-term investments	(3,990)	(9,623)
Net cash used in investing activities	(45,711)	(43,608)
Cash flows from financing activities
Payments for repurchase or redemption of convertible senior notes	—	(333,632)
Payments for repurchase of common stock	(25,004)	—
Proceeds from issuance of stock in connection with stock plans	10,889	18,857
Payments for taxes related to net share settlement of equity awards	(3,182)	(11,566)
Payment for contingent consideration for business acquisition	(1,538)	(3,600)
Repayment of financing obligations	(3,092)	(2,295)
Net cash used in financing activities	(21,927)	(332,236)
Effect of exchange rate changes	(2,700)	(183)
Net increase (decrease) in cash, cash equivalents, and restricted cash	39,335	(314,556)
Cash, cash equivalents, and restricted cash
Beginning of period	267,162	639,853
End of period	$306,497	$325,297
Supplemental disclosure of cash flow data:
Cash paid for interest	$220	$203
Cash paid for income taxes, net of refunds	$1,717	$369
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$9,599	$7,333
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
Concentrations
As of June 30, 2022 and December 31, 2021, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of June 30, 2022 and December 31, 2021, approximately 95% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.

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
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Primary geographical markets
North America	90%	88%	90%	88%
Others	10	12	10	12
Total revenues	100%	100%	100%	100%
The Company derived over 90% of subscriptions revenues from RingCentral MVP and RingCentral customer engagement solutions products for each of the three and six months ended June 30, 2022 and 2021. RingCentral customer engagement solutions represented over 10% of total revenues for all periods presented.
Deferred revenue
During the three and six months ended June 30, 2022, the Company recognized revenue of $37.9 million and $143.1 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription contract term ranges from one month to five years. Contract revenue as of June 30, 2022 that has not yet been recognized was approximately $1.9 billion. This excludes contracts with an original expected length of less

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 54% of this balance over the next 12 months and 46% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services. Product revenues from the sale of pre-configured phones were $11.2 million and $12.5 million for the three months ended June 30, 2022 and 2021, respectively, and $22.6 million and $24.2 million for the six months ended June 30, 2022 and 2021, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash	$83,919	$91,499
Money market funds	222,578	175,663
Total cash and cash equivalents	$306,497	$267,162
As of June 30, 2022, $5.5 million in the cash balance above represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$196,941	$193,192
Unbilled accounts receivable	66,567	47,676
Allowance for doubtful accounts	(9,937)	(8,026)
Accounts receivable, net	$253,571	$232,842
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$28,490	$26,254
Inventory	4,564	5,655
Other current assets	19,322	16,256
Total prepaid expenses and other current assets	$52,376	$48,165
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer hardware and software	$209,455	$197,395
Internal-use software development costs	170,671	140,424
Furniture and fixtures	8,838	8,660
Leasehold improvements	13,713	13,533
Total property and equipment, gross	402,677	360,012
Less: accumulated depreciation and amortization	(224,437)	(193,102)
Property and equipment, net	$178,240	$166,910
Total depreciation and amortization expense related to property and equipment was $17.6 million and $14.2 million for the three months ended June 30, 2022 and 2021, respectively, and $34.5 million and $27.2 million for the six months ended June 30, 2022 and 2021, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2021	$55,490
Foreign currency translation adjustments	(1,710)
Balance at June 30, 2022	$53,780
The carrying values of intangible assets are as follows (in thousands):

		June 30, 2022			December 31, 2021
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	1.1 years	$20,625	$17,088	$3,537	$21,333	$15,725	$5,608
Developed technology	4.2 years	814,576	189,554	625,022	814,873	103,875	710,998
Total acquired intangible assets		$835,201	$206,642	$628,559	$836,206	$119,600	$716,606
Amortization expense from acquired intangible assets for the three months ended June 30, 2022 and 2021 was $43.7 million and $12.0 million, respectively, and $87.7 million and $23.6 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2022 (remaining)	$84,910
2023	150,543
2024	147,102
2025	132,932
2026 onwards	113,072
Total estimated amortization expense	$628,559
Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$47,439	$48,911
Accrued sales, use, and telecom related taxes	36,458	30,463
Accrued marketing	55,243	52,547
Operating lease liabilities, short-term	17,875	18,686
Other accrued expenses	161,257	129,191
Total accrued liabilities	$318,272	$279,798
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $26.9 million and $17.8 million for the three months ended June 30, 2022 and 2021, respectively, and $50.1 million and $33.4 million for the six months ended June 30, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In October 2019, the Company entered into certain agreements for a strategic partnership with Avaya Holdings Corp. (“Avaya”) and its subsidiaries, including Avaya Inc. In connection with the strategic partnership, the Company paid Avaya an advance, predominantly for future commissions for each qualified unit of Avaya Cloud Office by RingCentral sold during the term of the partnership. The Company evaluated the recoverability of its deferred and prepaid sales commission balance with Avaya in light of a significant decline in their preliminary financial results and market capitalization. As of the date of this filing, the Company believes that the deferred and prepaid sales commissions from Avaya are recoverable. The Company will continue to evaluate the realizability of these assets on an ongoing basis.
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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at June 30, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$222,578	$222,578	$—	$—
Non-current assets:
Long-term investments	$105,287	$—	$—	$105,287
Marketable equity investments	$5,020	$5,020	$—	$—

	Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$175,663	$175,663	$—	$—
Non-current assets:
Long-term investments	$199,965	$—	$—	$199,965
Marketable equity investments	$8,600	$8,600	$—	$—
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-Term Investments
As of June 30, 2022 and December 31, 2021, the fair value of the Company's long-term investments in convertible and redeemable preferred stock issued by Avaya was $105.3 million and $200.0 million, respectively. The Company classifies these investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price, credit spread, and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment and interest rates. These investments are reported at fair value in long-term investments in the Condensed Consolidated Balance Sheets with net unrealized gain (loss) recorded in other income (expense). The Company recorded a loss of $50.1 million and $23.2 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded a loss of $96.6 million for the six months ended June 30, 2022 compared to a gain of $33.4 million for the six months ended June 30, 2021. Volatility in the global economic climate and financial markets, including the effects of rising inflation and associated economic slowdown, the ongoing Russian invasion of Ukraine, and the continued effects of the COVID-19 pandemic, could result in a significant change in the underlying share-price of the Company’s investees and their financial position, resulting in a material change in the value of the long-term investments, requiring impairment charges.
Marketable Equity Investments
The Company has certain marketable equity investments in which it does not have a controlling interest or a significant influence. As of June 30, 2022 and December 31, 2021, the fair value of these marketable equity investments, which have readily determinable fair values, were $5.0 million and $8.6 million, respectively. These investments are reported at fair value in long-term investments in the Consolidated Balance Sheets with net unrealized gain (loss) recorded in other income (expense). The Company recorded a loss of $1.8 million and $3.6 million for the three and six months ended June 30, 2022, respectively. There were no sales of marketable equity investments for the three and six months ended June 30, 2022.
Other Non-Marketable Investments
As of June 30, 2022, the Company had an immaterial amount of non-marketable investments held in debt and equity securities without readily determinable fair values in which it had neither a controlling interest nor significant influence. These investments are carried at cost under the measurement alternative as part of long-term investments in the Consolidated Balance Sheets.
Convertible Senior Notes
As of June 30, 2022, the fair value of the 0% convertible senior notes due 2026 (the “2026 Notes”) was approximately $488.9 million, and 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $825.0 million. The fair value for the convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Note 5. Convertible Senior Notes
In March 2018, the Company issued $460.0 million aggregate principal amount of 0% convertible senior notes due 2023 in a private placement, including the exercise in full of the over-allotment options of the initial purchasers (the "2023 Notes"). The 2023 Notes would have matured on March 15, 2023, unless repurchased or redeemed earlier by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $449.5 million. In the second quarter of 2021, the Company redeemed the remaining outstanding principal balance of its 2023 Notes.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
During the three months ended June 30, 2022, the conditions allowing holders of the 2025 Notes and 2026 Notes to convert were not met. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the indentures are satisfied during future measurement periods.
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
The net carrying amount of the liability component of the Notes as of June 30, 2022 were as follows (in thousands):

	2025 Notes	2026 Notes
Principal	$1,000,000	$650,000
Unamortized issuance cost	(7,230)	(6,595)
Net carrying amount (1)	$992,770	$643,405
(1)The net carrying amount was increased on January 1, 2022 as a result of the adoption of ASU No. 2020-06. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q for further information.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of debt discount (1)	$—	$15,112	$—	$30,523
Amortization of debt issuance cost (1)	1,116	770	2,232	1,559
Total interest expense related to the Notes (1)	$1,116	$15,882	$2,232	$32,082
(1)The decrease in total interest expense during the three and six months ended June 30, 2022 was due to the derecognition of the unamortized debt discount, partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of the Company’s adoption of ASU No. 2020-06, as of January 1, 2022, as described in Note 1, Description of Business and Summary of Significant Accounting Policies.
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
All of the capped call transactions, including the capped call relating to the 2023 Notes, were outstanding as of June 30, 2022.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2022, non-cancellable leases expire on various dates between 2022 and 2029.
The components of leases are as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$40,515	$47,294

Accrued liabilities	$17,875	$18,686
Operating lease liabilities	25,436	31,812
Total operating lease liabilities	$43,311	$50,498

	Six Months Ended June 30,
	2022	2021
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$11,348	$10,462

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$3,804	$5,793
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. On July 7, 2020, the Court granted the parties’ stipulation to extend time for the Company to respond to the Reuben’s complaint. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed a demurrer to the amended complaint on October 18, 2021. Reuben filed her opposition on November 8, 2021, and the Company filed its reply on November 22, 2021. A hearing was held on January 6, 2022. The Court overruled the Company’s demurrer and the parties are now engaged in discovery. This litigation is still in its early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.
Other Matter
 On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda, against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral fraudulently and in bad faith. The Company seeks its costs incurred in negotiating under the Letter of Intent (“LOI”) that the parties entered into and damages for lost opportunity as a result of forgoing another acquisition opportunity, and attorneys’ fees and costs. On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of its executive officers alleging breach of the LOI as well as tort claims arising from the Company's allegedly inducing Bright Pattern to enter into the LOI and subsequent extensions while allegedly misstating the timeframe for the proposed transaction. As damages, Bright Pattern seeks audit fees it allegedly incurred, a $5 million break-up fee, its alleged “cash burn” during the negotiations, and unspecified lost opportunity damages. The Company filed a demurrer to Bright Pattern’s amended cross-complaint, as well as a related motion to strike. On May 7, 2020, the court denied both the motion to strike and demurrer. On July 19, 2022, the parties filed a joint motion to stay the proceedings, which the court granted on July 20, 2022. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any loss or range of loss that may occur. The Company intends to vigorously prosecute and defend this lawsuit.
Note 8. Stockholders’ Equity and Convertible Preferred Stock
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
During the three and six months ended June 30, 2022, the Company repurchased and subsequently retired 421,041 shares of our Class A Common Stock for an aggregate amount of $25.0 million. As of June 30, 2022, $75.0 million remained available under the Company's share repurchase authorization.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As the liquidation or specified change in control event is not solely within the Company’s control, the Series A Convertible Preferred Stock is therefore classified as temporary equity and recorded outside of stockholders’ equity on the Condensed Consolidated Balance Sheet. As of June 30, 2022, there were 200,000 shares of the Company's Series A Convertible Preferred Stock issued and outstanding, and the carrying value, net of issuance costs, was $199.4 million.
Note 9. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$8,650	$7,669	$17,697	$12,411
Research and development	23,282	21,133	46,480	34,322
Sales and marketing	38,964	37,004	78,841	58,347
General and administrative	29,615	29,555	55,101	45,243
Total share-based compensation expense	$100,511	$95,361	$198,119	$150,323
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options	$—	$—	$—	$1
Employee stock purchase plan rights	2,012	3,085	4,428	5,108
Restricted stock units	98,499	92,276	193,691	145,214
Total share-based compensation expense	$100,511	$95,361	$198,119	$150,323

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Incentive Plans
As of June 30, 2022, a total of 22,594,284 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).
A summary of option activity under all of the Company’s equity incentive plans as of June 30, 2022 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	154	$9.12	0.9	$27,465
Exercised	(122)	8.29
Canceled/Forfeited	—	—
Outstanding at June 30, 2022	32	$12.27	1.0	$1,284
Vested and expected to vest as of June 30, 2022	32	$12.27	1.0	$1,284
Exercisable as of June 30, 2022	32	$12.27	1.0	$1,284
There were no options granted during the three and six months ended June 30, 2022 and 2021. The total intrinsic value of options exercised during the three months ended June 30, 2022 and 2021 were $1.8 million and $38.0 million, respectively, and $13.3 million and $75.4 million for the six months ended June 30, 2022 and 2021, respectively. There is no remaining unamortized share-based compensation expense.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of June 30, 2022, there was a total of $2.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years. As of June 30, 2022, a total of 6,202,244 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan as of June 30, 2022, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,851	$258.26	$534,186
Granted	2,542	115.35
Released	(1,164)	162.67
Canceled/Forfeited	(451)	244.44
Outstanding at June 30, 2022	3,778	$193.21	$197,450
As of June 30, 2022, there was a total of $550.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.9 years.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Bonus Plan
The Company's board of directors (the "Board") adopted employee equity bonus plans (the “Bonus Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the three and six months ended June 30, 2022, the Company issued 196,295 and 277,399 RSUs, respectively, under the Bonus Plans. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $5.0 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the Bonus Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 10. Income Taxes
The provision for income taxes was $1.0 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. The provision for income taxes for the three and six months ended June 30, 2022 and 2021 consisted primarily of foreign income taxes and state minimum taxes. For the three and six months ended June 30, 2022 and 2021, the provision for income taxes differed from the U.S. federal statutory rate primarily due to foreign and state taxes currently payable. The Company realized no benefit for the current year losses due to the full valuation allowance against the U.S. and foreign net deferred tax assets in certain foreign jurisdictions.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that certain net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2022 and December 31, 2021. The Company intends to maintain the full valuation allowance on the U.S. and certain foreign net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and six months ended June 30, 2022, there were no material changes to the total amount of unrecognized tax benefits.
The 2017 Tax Cuts and Jobs Act amended Sec. 174 to require that specified research and experimental (SR&E) expenditures be capitalized and amortized over five years or fifteen years depending on where the expenditures are incurred. This provision applies to tax years beginning on or after January 1, 2022. Additionally, the final FTC regulations were published in the Federal Register on January 4, 2022 which resulted in significant changes and updates for allocation and apportionment of foreign taxes, creditability of foreign taxes and other provisions affecting FTC calculation. The final FTC regulations are generally effective for foreign taxes paid or accrued in tax years beginning on or after December 28, 2021. Due to full valuation allowance position and taxable loss for the US jurisdiction, the Company does not believe that either of these new provisions will have a material impact on its financial statements.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, convertible senior notes, and convertible preferred stock, to the extent dilutive. For the three and six months ended June 30, 2022 and 2021, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(159,515)	$(110,956)	$(310,487)	$(111,142)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	95,130	91,181	94,854	90,909
Basic and diluted net loss per share	$(1.68)	$(1.22)	$(3.27)	$(1.22)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock issuable under equity incentive plans outstanding	3,793	4,125	3,523	3,795
Shares of common stock related to convertible preferred stock	743	—	743	—
Shares of common stock related to convertible senior notes	—	—	—	269
Potential common shares excluded from diluted net loss per share	4,536	4,125	4,266	4,064
Under the terms of the respective Notes Indentures, effective January 1, 2022, the Company made an irrevocable election to settle the principal portion of the Notes only in cash, with the conversion premium to be settled in cash or shares.
Upon the adoption of ASU No. 2020-06 on January 1, 2022, the Company calculates the potential dilutive effect of its 2025 Notes and 2026 Notes under the if-converted method. Under this method, only the amounts settled in excess of the principal will be considered in diluted earnings per share, in line with the terms of the Notes Indentures.
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
Note 12. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors serves as President, Americas. Total payables to Google Inc. as of June 30, 2022 and December 31, 2021 were $3.8 million and $3.0 million, respectively. Total expenses incurred from Google Inc. were $5.6 million and $6.3 million for the three months ended June 30, 2022 and 2021, respectively, and $11.7 million and $11.2 million for the six months ended June 30, 2022 and 2021, respectively.

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
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and six months ended June 30, 2022 and 2021, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
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
Our revenue growth has primarily been driven by our flagship RingCentral MVP and RingCentral customer engagement solutions product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as any party that purchases or subscribes to our products and services directly or indirectly through our channel partners. As of June 30, 2022, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and six months ended June 30, 2022 and 2021, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
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
Macroeconomic Conditions and Other Factors
We are subject to risks and exposures, including those caused by the current macroeconomic environment, the Russia-Ukraine conflict and the COVID-19 pandemic.
Macroeconomic factors include increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates, all of which can cause uncertainty. We have experienced sales cycles normalizing to pre-Covid norms and more cautious buying behavior from larger customers manifesting itself in smaller initial deployments. Also during the quarter, the United States Dollar has strengthened significantly against certain foreign currencies, particularly against the Euro and British Pound Sterling. If these conditions continue throughout the remainder of fiscal year 2022, they could have an adverse impact on our near-term results. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
We had previously outsourced some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Odessa, Ukraine, and previously, in St. Petersburg, Russia. In the first half of 2022, we relocated some of their personnel to other countries. During the three and six months ended June 30, 2022, direct and incremental expenses associated with our relocation efforts were $14.4 million and $18.7 million, respectively. We do not store any customer data in Russia or Ukraine and currently are not dependent on our operations in these locations to continue to provide our services. Further discussion of the potential impact of the Russian invasion of Ukraine on our business can be found in the section titled “Risk Factors” included in Part II, Item 1A below.
In response to the COVID-19 pandemic we adopted several measures to support the health and well-being of our global employees, customers, partners and communities. Such measures included temporarily requiring the vast majority of our employees to work remotely, suspending non-essential travel worldwide for our employees, and shifting some of our customer and industry events to virtual-only experiences. Beginning in the first quarter of 2022, we have started to re-open our offices in the United States and other locations globally for employees to voluntarily return, electing to adopt a flexible and hybrid approach to working in our offices. We have taken recommended measures to protect our employees who return to the office that include respecting occupancy limitations applicable to our facilities and implementing vaccination requirements; among other safety measures. We have also introduced company-wide programs to support the mental well-being of our employees such as providing virtual wellness classes and also offering absence days under a program we call CaRing Days. As we continue to monitor the actual and potential effects of the COVID-19 pandemic across our business, we may further adjust our policies depending on the severity or spike in COVID-19 or as may be required or recommended by federal, foreign, state or local authorities. Further discussion of the potential impact of the COVID-19 pandemic on our business can be found in the section titled “Risk Factors” included in Part II, Item 1A below.
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

Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2022 was $165.1 million. As such, our ARR at June 30, 2022 was $2.0 billion compared to $1.5 billion at June 30, 2021.
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
Our key business metrics for the five quarterly periods ended June 30, 2022 were as follows (dollars in millions):

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$1,980.7	$1,894.8	$1,799.9	$1,635.6	$1,516.3

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Subscriptions	$462,984	$351,203	$902,911	$676,426
Other	23,912	28,070	51,641	55,203
Total revenues	486,896	379,273	954,552	731,629
Cost of revenues
Subscriptions	131,022	79,243	260,711	152,490
Other	27,168	25,680	52,953	49,414
Total cost of revenues	158,190	104,923	313,664	201,904
Gross profit	328,706	274,350	640,888	529,725
Operating expenses
Research and development	96,518	76,161	186,792	138,837
Sales and marketing	265,398	203,398	519,853	382,647
General and administrative	74,554	68,172	145,549	123,633
Total operating expenses	436,470	347,731	852,194	645,117
Loss from operations	(107,764)	(73,381)	(211,306)	(115,392)
Other income (expense), net
Interest expense	(1,203)	(15,942)	(2,435)	(32,220)
Other income (expense)	(49,500)	(21,223)	(94,719)	37,320
Other income (expense), net	(50,703)	(37,165)	(97,154)	5,100
Loss before income taxes	(158,467)	(110,546)	(308,460)	(110,292)
Provision for income taxes	1,048	410	2,027	850
Net loss	$(159,515)	$(110,956)	$(310,487)	$(111,142)

Percentage of Total Revenues*

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Subscriptions	95%	93%	95%	92%
Other	5	7	5	8
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	27	21	27	21
Other	6	7	6	7
Total cost of revenues	32	28	33	28
Gross profit	68	72	67	72
Operating expenses
Research and development	20	20	20	19
Sales and marketing	55	54	54	52
General and administrative	15	18	15	17
Total operating expenses	90	92	89	88
Loss from operations	(22)	(19)	(22)	(16)
Other income (expense), net
Interest expense	—	(4)	—	(4)
Other income (expense)	(10)	(6)	(10)	5
Other income (expense), net	(10)	(10)	(10)	1
Loss before income taxes	(33)	(29)	(32)	(15)
Provision for income taxes	—	—	—	—
Net loss	(33)%	(29)%	(33)%	(15)%
* Percentages may not add up due to rounding.
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues
Subscriptions	$462,984	$351,203	$111,781	32%	$902,911	$676,426	$226,485	33%
Other	23,912	28,070	(4,158)	(15)	51,641	55,203	(3,562)	(6)
Total revenues	$486,896	$379,273	$107,623	28%	$954,552	$731,629	$222,923	30%
Percentage of revenues
Subscriptions	95%	93%			95%	92%
Other	5	7			5	8
Total	100%	100%			100%	100%

Subscriptions revenue. Subscriptions revenue increased by $111.8 million, or 32%, for the three months ended June 30, 2022, and $226.5 million, or 33%, for the six months ended June 30, 2022, as compared to the respective prior year period. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base from our MVP and contact center solutions. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market and increase in sales through our direct and indirect sales channels, including resellers, strategic partners and carriers. Although we expect to continue to add new customers and to increase the usage of our product for existing customers, we will monitor the impact of macroeconomic conditions, strengthening U.S. Dollar, and the continued effects of the COVID-19 pandemic. Subscriptions revenues included a foreign currency impact of approximately 1% for the three months ended June 30, 2022 compared to the respective prior year period. In addition, these macroeconomic factors could have an impact on customer buying behavior and demand, contract duration, churn, payment terms, and credit card declines, all of which could cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services.
Other revenues decreased by $4.2 million, or 15%, for the three months ended June 30, 2022, and $3.6 million, or 6%, for the six months ended June 30, 2022, as compared to the respective prior year period, primarily due to the timing of revenue contracts for professional services compared to the respective prior year period. Other revenues included an adverse foreign currency impact of approximately 1% for the three months ended June 30, 2022 compared to the respective prior year period. Due to evolving hybrid work environments, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the impact of the global economic conditions, and the continued effects of the COVID-19 pandemic on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of revenues
Subscriptions	$131,022	$79,243	$51,779	65%	$260,711	$152,490	$108,221	71%
Other	27,168	25,680	1,488	6	52,953	49,414	3,539	7
Total cost of revenues	$158,190	$104,923	$53,267	51%	$313,664	$201,904	$111,760	55%
Gross margins
Subscriptions	72%	77%			71%	77%
Other	(14)%	9%			(3)%	10%
Total gross margin %	68%	72%			67%	72%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $51.8 million, or 65%, for the three months ended June 30, 2022, as compared to the respective prior year period. The higher cost of subscription revenues and lower gross margin were due to $31.8 million of incremental amortization from certain intangible assets acquired in the fourth quarter of 2021, third-party costs to support our solution offerings of $7.7 million, increased infrastructure support costs of $7.4 million, and personnel and contractor-related costs of $4.6 million. Personnel and contractor related costs includes share-based compensation expense of $0.9 million.
Cost of subscriptions revenues increased by $108.2 million, or 71%, for the six months ended June 30, 2022, as compared to the respective prior year period. The higher cost of subscription revenues and lower gross margin were due to $64.2 million of incremental amortization from intangible assets acquired in the fourth quarter of 2021, increased infrastructure support costs of $16.5 million, third-party costs to support our solution offerings of $16.0 million, and personnel and contractor-related costs of $10.9 million. Personnel and contractor related costs includes share-based compensation expense of $4.4 million.
The increase in expenses was driven by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth of new customers and increased usage of our subscriptions by our existing customer base, in addition to amortization of intangible assets we acquired in prior year.

Other cost of revenues and gross margin. Cost of other revenues increased by $1.5 million, or 6%, for the three months ended June 30, 2022, as compared to the respective prior year period. This was primarily due to an increase in personnel costs. Other revenues gross margin fluctuated due to an increase in personnel costs to support our business growth.
Cost of other revenues increased by $3.5 million, or 7%, for the six months ended June 30, 2022, as compared to the respective prior year period. This was mainly driven by an increase in personnel costs. Other revenues gross margin fluctuated due to an increase in personnel costs to support our business growth.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$96,518	$76,161	$20,357	27%	$186,792	$138,837	$47,955	35%
Percentage of total revenues	20%	20%			20%	19%
Research and development expenses increased by $20.4 million, or 27%, for the three months ended June 30, 2022 as compared to the respective prior year period, primarily due to a $19.1 million increase in personnel and contractor costs, and $2.4 million in overhead costs to support our research and development efforts, partially offset by a $1.5 million reduction in professional fees. The increase in personnel and contractor costs was mainly driven by $12.5 million incremental expenses associated with relocation of our third-party contractors in both Ukraine and Russia, $2.6 million related to headcount growth, and $2.1 million related to share-based compensation expense primarily driven by equity awards granted to new and existing employees.
Research and development expenses increased by $48.0 million, or 35%, for the six months ended June 30, 2022, as compared to the respective prior year period, primarily driven by $45.1 million increase in personnel and contractor costs, and $4.7 million in overhead costs to support our research and development efforts, partially offset by a $2.3 million reduction in professional fees. The increase in personnel and contractor costs was mainly driven by $16.1 million incremental expenses associated with relocation of our third-party contractors as a result of the Russia-Ukraine conflict, $13.5 million related to headcount growth and $12.2 million related to share-based compensation expense primarily driven by equity awards granted to new and existing employees.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$265,398	$203,398	$62,000	30%	$519,853	$382,647	$137,206	36%
Percentage of total revenues	55%	54%			54%	52%
Sales and marketing expenses increased by $62.0 million, or 30%, for the three months ended June 30, 2022 as compared to the respective prior year period, primarily due to increases in advertising, marketing and related travel costs of $21.7 million, third-party commissions of $17.0 million, personnel and contractor costs of $11.7 million, amortization of deferred sales commission costs of $9.3 million, and overhead costs of $1.9 million. Of the total increase in personnel and contractor costs, $6.7 million was attributable to headcount growth and $2.0 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees.
Sales and marketing expenses increased by $137.2 million, or 36%, for the six months ended June 30, 2022, as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $41.6 million, advertising, marketing and related travel costs of $40.1 million, third-party commissions of $34.8 million, amortization of deferred sales commission costs of $16.7 million, and overhead costs of $3.5 million. Of the total increase in personnel and contractor costs, $20.5 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees and $14.2 million was attributable to headcount growth.

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
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General and administrative	$74,554	$68,172	$6,382	9%	$145,549	$123,633	$21,916	18%
Percentage of total revenues	15%	18%			15%	17%
General and administrative expenses increased by $6.4 million, or 9%, for the three months ended June 30, 2022 as compared to the respective prior year period, primarily due to increases in professional fees of $3.9 million, and personnel and contractor costs of $1.9 million.
General and administrative expenses increased by $21.9 million, or 18%, for the six months ended June 30, 2022, as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $13.8 million, professional fees of $4.8 million, and overhead costs of $2.6 million. Of the total increase in personnel and contractor costs, $9.9 million was mainly due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.
Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(1,203)	$(15,942)	$14,739	nm	$(2,435)	$(32,220)	$29,785	nm
Other income (expense)	(49,500)	(21,223)	(28,277)	nm	(94,719)	37,320	(132,039)	nm
Other income (expense), net	$(50,703)	$(37,165)	$(13,538)	nm	$(97,154)	$5,100	$(102,254)	nm
nm - not meaningful
Other expense, net, increased by $13.5 million for the three months ended June 30, 2022, as compared to the respective prior year period, primarily attributed to incremental unrealized losses of $28.7 million recognized on both our long-term and marketable equity investments driven by changes in the investee’s stock price, partially offset by a $14.8 million reduction in non-cash interest expense from the amortization of the debt discount and issuances costs related to our 2025 and 2026 Notes as a result of adopting ASU No. 2020-06 in the first quarter of 2022. The combined unrealized losses recognized on both our long-term and marketable equity investments for the three months ended June 30, 2022 was $51.9 million, compared to a loss of $23.2 million recognized in the respective prior year period. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q for further information regarding our adoption of ASU No. 2020-06.
Other expense, net, increased by $102.3 million for the six months ended June 30, 2022, as compared to the respective prior year period, primarily attributed to incremental net unrealized losses of $133.6 million recognized on both our long-term and marketable equity investments driven by changes in the investee’s stock price, partially offset by a $29.9 million reduction in non-cash interest expense from the amortization of the debt discount and issuances costs related to our 2025 and 2026 Notes as a result of adopting ASU No. 2020-06 in the first quarter of 2022. The combined net unrealized losses recognized on both our long-term and marketable equity investments for the six months ended June 30, 2022 was $100.2 million compared to a gain of $33.4 million recognized in the respective prior year period.
We expect the gain or loss on our long-term investments to continue to fluctuate due to changes in the investee’s stock price.

We expect interest income to further fluctuate in the future due to interest rate volatility in the current macroeconomic environment and reduction of our investments in money market funds.
Net Loss
Net loss increased by $48.6 million for the three months ended June 30, 2022, as compared to the respective prior year period, mainly due to non-cash items including a $31.7 million increase of incremental amortization from certain intangible assets we acquired in the fourth quarter of 2021, $28.7 million combined unrealized losses recognized from both our long-term and marketable equity investments driven by changes in the investee’s stock price, partially offset by a $14.8 million reduction in non-cash interest expense from the amortization of the debt discount and issuances costs related to our 2025 and 2026 Notes as a result of our adoption of ASU No. 2020-06.
Net loss increased by $199.3 million for the six months ended June 30, 2022, as compared to the respective prior year period, mainly due to non-cash items including a $133.6 million increase of combined unrealized net losses recognized from both our long-term and marketable equity investments driven by changes in the investee’s stock price, and $64.2 million of incremental amortization from certain intangible assets we acquired in the prior year.
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
As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $306.5 million and $267.2 million, respectively.
In December 2021, our board of directors authorized a share repurchase program under which we may repurchase up to $100 million of our outstanding shares of Class A Common Stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or any other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2022. During the three and six months ended June 30, 2022, we repurchased and subsequently retired 421,041 shares of our Class A Common Stock for an aggregate amount of $25.0 million. As of June 30, 2022, $75.0 million remained available under our share repurchase authorization.
We believe that our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities, as well as the impact of the global macroeconomic conditions. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. In the future, we may also make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available or on favorable terms. The uncertainty created by the global economic conditions, including concerns about rising inflation and an associated economic downturn, and the continuing effects of the COVID-19 pandemic may also impact our customers’ ability to pay on a timely basis, which could negatively impact our operating cash flows.

    The table below provides selected cash flow information (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$109,673	$61,471
Net cash used in investing activities	(45,711)	(43,608)
Net cash used in financing activities	(21,927)	(332,236)
Effect of exchange rate changes	(2,700)	(183)
Net increase (decrease) in cash and cash equivalents	$39,335	$(314,556)
Net Cash Provided By Operating Activities
Cash used in or provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $109.7 million for the six months ended June 30, 2022. The cash flow from operating activities was driven by timing of cash receipts from customers and carriers, primarily offset by cash payments for personnel related costs and to vendors.
Net cash provided by operating activities for the six months ended June 30, 2022, increased by $48.2 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections.
Net Cash Used In Investing Activities
Our primary investing activities have consisted of our purchase of intellectual property assets, capital expenditures, internal-use software, and long-term investments. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $45.7 million for the six months ended June 30, 2022, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software of $41.7 million, and our acquisition of intellectual property of $4.0 million to complement and support our product development and enhancement initiatives.
Net cash used in investing activities for the six months ended June 30, 2022 increased by $2.1 million as compared to the respective prior year period. The increase was primarily due to $7.7 million higher capital expenditures and internal-use software development, partially offset by our $5.6 million lower investment in intellectual property assets.
Net Cash Used In Financing Activities
Our primary financing activities have consisted of raising capital through the issuance of stock under our stock plans, offset by payments toward the repurchase of our Class A Common Stock and our current financing obligations.
Net cash used in financing activities was $21.9 million for the six months ended June 30, 2022, primarily due to payments of $25.0 million to repurchase and retire 421,041 shares of our Class A Common Stock in the second quarter of 2022 pursuant to our Share Repurchase Program, $3.2 million for net taxes paid in connection with our stock plans, and $3.1 million payments toward our current financing obligations, partially offset by $10.9 million in proceeds from issuance of stock in connection with our stock plans. Refer to Note 8, Stockholders’ Equity and Convertible Preferred Stock, in this Quarterly Report on Form 10-Q for further information regarding our Share Repurchase Program.
Net cash used in financing activities for the six months ended June 30, 2022 decreased by $310.3 million as compared to the respective prior year period. This decrease was primarily due to cash paid of $333.6 million for conversion requests and redemption of our 2023 Notes that occurred in the first half of 2021, partially offset by payments of $25.0 million to repurchase and retire 421,041 shares of our Class A Common Stock in the second quarter of 2022 pursuant to our Share Repurchase Program.

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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$109,673	$61,471
Repayment of convertible senior notes attributable to debt discount	—	10,131
Non-GAAP net cash provided by operating activities	109,673	71,602
Purchases of property and equipment	(15,489)	(14,385)
Capitalized internal-use software	(26,232)	(19,600)
Non-GAAP free cash flow	$67,952	$37,617
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

Off-Balance Sheet Arrangements
During the six months ended June 30, 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our revenue and operating results. However, this impact has not been significant during the three and six months ended June 30, 2022. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and six months ended June 30, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of June 30, 2022, we had cash and cash equivalents of $306.5 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three and six months ended June 30, 2022, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of June 30, 2022, we had $992.8 million and $643.4 million outstanding from our 2025 Notes and 2026 Notes (collectively the "Notes"), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
Market Risk
As of June 30, 2022, we had long-term investments in convertible and redeemable preferred stock, and certain marketable equity investments of $110.3 million. These investments are subject to market related risks that could decrease or increase the fair value of our holdings. These investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including uncertainty created by the macroeconomic conditions.

A fluctuation in the investee's stock price, volatility, investee's financial position, or a combination of these could have an adverse impact on the fair value of our investment. A hypothetical adverse stock price or volatility change of 10% could have resulted in a potential decrease of up to $1.2 million in the fair-value of our investment as of June 30, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Global economic conditions may harm our industry, business and results of operations.
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
Our third-party partner in Ukraine has been impacted by Russia’s ongoing invasion of Ukraine. Our former third-party partner in Russia was also forced to cease its operations in St. Petersburg, and a substantial proportion of the affected personnel have relocated to other countries such as Georgia. Currently, our Ukrainian partner is continuing to provide services in Ukraine. However, Russia’s ongoing invasion of Ukraine may result in reducing or discontinuing our partner operations in Ukraine, and may also delay our product development efforts and/or the release of new features and functionalities. In addition, we expect to incur increased costs associated with managing or relocating our partners’ personnel or engaging with alternative third-party contractors or hiring employees outside of Russia and Ukraine, which could negatively impact our operating results and financial condition. We are working with our third-party contractor in Ukraine to try to relocate their personnel to other countries; however, we cannot assure you that we can permanently relocate them in a cost-effective manner, or at all. In addition, we cannot assure you that the geographies where we relocate such staff will possess the same level of cost efficiencies as Russia and Ukraine. We do not store any customer data in Russia or Ukraine and currently are not dependent on our operations in these locations to continue to provide our services. We may need to rely on the staff of our third-party partner in Ukraine to assist us with preventing and remedying any cyber-attacks and the ongoing invasion could impact our ability to respond in a timely manner or at all.
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
The COVID-19 pandemic has continued to impact worldwide economic activity and financial markets. In light of the uncertain situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. After closing our offices and ceasing all non-essential travel earlier in the pandemic, we have reopened our offices to employees worldwide and currently allow non-essential travel. We continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available. This could result in our again temporarily suspending travel and restricting the ability to do business in person, which could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer and other commercial contracts in a timely manner and our ability to source, assess, negotiate, and successfully implement and execute on, and realize the benefits of, acquisitions, investments, strategic partnerships and other strategic transactions, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. In addition, the COVID-19 pandemic has and may continue to disrupt the operations of our customers, resellers and other channel partners, strategic partners, suppliers and other third-party providers, which could continue to negatively impact our business, financial condition and results of operations. In addition, the rapid spread of variants of the virus and the ongoing pandemic and preventative measures taken worldwide has and could continue to adversely affect economies and financial markets globally in the future, which could decrease technology spending and continue to adversely affect demand for our solutions and harm our business. The full extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain.
Global economic conditions may harm our industry, business and results of operations.
We operate globally and as a result our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, tax rates, economic uncertainty, political instability, changes in laws, and trade barriers and sanctions. Recently, inflation rates in the US have increased to levels not seen in several years, which may increase our operating costs. In addition, such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers.
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
Our competitors include traditional on-premise, hardware business communications providers such as ALE, Avaya, Cisco Systems, Inc., Mitel, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our carriers and strategic partners, such as AT&T, BT, TELUS, Vodafone, DT, Verizon, Avaya, Atos, ALE, and Mitel sell or are expected to sell our solutions, but they are also competitors for business communications. These companies have or may have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other cloud companies and established communications providers that resell on-premise hardware, software, and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the U.S., TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp., and Slack Technologies, Inc. (acquired by salesforce.com, inc.), on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Avaya, Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC (acquired by Lifesize, Inc.), Talkdesk, Inc., Vonage Holdings Corp., salesforce.com, inc., and Twilio Inc. We also face competition from digital engagement vendors such as eGain Corporation, LivePerson, Inc., among others named above that may offer similar features.
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from cyber-attacks, denial-of-service events, unauthorized entry, computer malware or other security incidents, including events beyond our control. We have, from time to time, been subject to communications fraud and cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future, particularly as the frequency and sophistication of cyber-attacks increases. For example, an increase in cyber-attack activity, such as ransomware and phishing attacks, has been observed in connection with Russia’s invasion of Ukraine. We cannot assure you that our backup systems, regular data backups, security controls and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach, data loss, unauthorized access, loss of use, interruption, or increased charges from our technology vendors.

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
Customer turnover, as well as reductions in the number of users for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our subscriptions, the value proposition of our subscriptions or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. In addition, the impact of the global economic conditions, including concerns about rising inflation and an associated economic downturn, could cause financial hardship for our customers, decrease technology spending and materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, or cause our customers to seek a decrease in the number of users or solutions for which they subscribe. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
We have significant operations directly or through third parties in the U.S., Canada, the U.K., China, Ukraine, the Philippines and France. We also sell our solutions to customers in other countries in Europe, Australia and in Singapore, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
As of December 31, 2021, we have federal net operating loss carryforwards (“NOLs”) of $2.0 billion, of which $272.9 million expire between 2023 and 2037 and the remainder do not expire. Additionally, we have state net operating loss carryforwards of $1.4 billion, which will begin to expire in 2022. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
For example, the GDPR, which came into force in May 2018, strengthened the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. Other examples include, but are not limited to, Canadian data protection and anti-spam legislation and Australia’s Privacy Act and Australia’s Spam Act 2003, as amended.
Among other requirements, the GDPR regulates data transferred from the European Economic Area (the “EEA”) to countries that have not been found to provide adequate protection to such personal data, including the U.S. On June 4, 2021, the EU Commission adopted new Standard Contractual Clauses (“2021 SCCs”), for the transfer of personal data from the EU to countries not deemed by the EU Commission as providing adequate protection of personal data (e.g., the U.S.). We have begun adopting the 2021 SCCs with our customers and our suppliers transferring data out of the EEA and Switzerland (with approved modifications by the Federal Data Protection and Information Commissioner). Despite this, we may be unsuccessful in maintaining appropriate methods of transferring such data from the EEA and Switzerland, in particular as a result of continued legal and legislative activity that has challenged or called into question existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
Following the U.K.’s exit from the EU on January 31, 2020 the U.K. largely adopted the EU rules on cross-border data flows, but allowed flexibility to diverge. On June 28, 2021, the European Commission issued an adequacy decision under the

GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. On March 21, 2022, the U.K. Parliament approved new Standard Contractual Clauses (“UK SCCs”) to support personal data transfers out of the U.K., and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.
The 2021 SCCs also now include requirements to conduct personal data transfer impact assessments before transferring personal data out of the EEA. The assessment requires the parties to take into account the specific circumstances of the transfer, the laws and practices of the destination country, particularly relating to government access, and any additional relevant contractual, technical or organizational safeguards. Each party is required to perform such an assessment and determine whether the transfer can proceed or must be suspended if there are insufficient safeguards to protect the transfer of personal data. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the implementation of the 2021 SCCs and UK SCCs, including requirements to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland and the U.K. to the U.S and other non-EEA countries. Additionally, we and our customers face the potential for regulators in the EEA, Switzerland or the U.K. to apply different standards to the transfer of personal data from the EEA, Switzerland or the U.K. to the U.S. and other non-EEA countries.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA created obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. Colorado enacted a similar law, the Colorado Privacy Act, on June 8, 2021, which will take effect on July 1, 2023. Utah enacted a similar law, the Utah Consumer Privacy Act, on March 24, 2022, which will take effect on December 31, 2023, and Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, on May 10, 2022, which will take effect on July 1, 2023. The U.S. federal government also is contemplating federal privacy legislation.
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
Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, Ukraine, Georgia, Bulgaria, Spain, and formerly in Russia, may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 937 issued patents, including patents acquired from a strategic partnership transaction, which expire between 2022 and 2041. We also have 76 patent applications pending examination in the U.S. and 64 patent applications, including patent applications acquired from a strategic partnership transaction, pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We have also acquired patents in connection with a strategic partnership that are currently pending assignment in their respective patent offices. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
On December 13, 2021, our board of directors authorized a share repurchase program under which we may repurchase up to $100 million of our outstanding Class A Common Stock. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Notes. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. As of June 30, 2022, we have repurchased $25.0 million of our Class A Common Stock under this program. The timing and number of any future shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2022. Our board of directors will review the program periodically and may authorize adjustments of its terms if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. For example, ,in 2019, France introduced a digital services tax at a rate of 3% on revenues derived from digital activities in France, and other jurisdictions are proposing or could introduce similar laws in the future. Many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended June 30, 2022 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
April 1, 2022 to April 30, 2022	—	—	—	100,000
May 1, 2022 to May 31, 2022	323,241	$62.17	323,241	80,001
June 1, 2022 to June 30, 2022	97,800	$51.09	97,800	75,004
Total	421,041		421,041
(1)In December 2021, our board of directors authorized a share repurchase program under which it may repurchase up to $100 million of the Company's outstanding shares of Class A Common Stock. Under the program, share repurchases may be made at the Company's discretion from time to time in open market transactions, privately negotiated transactions, or other means. The program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2022. Please refer to Note 8, Stockholders’ Equity and Convertible Preferred Stock, in our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
Item 3. Default Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
    None.
Item 6. Exhibits.
    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1+	Offer Letter by and between the Registrant and Sonalee Parekh, dated April 26, 2022.	Filed herewith
10.2+	Amended and Restated Offer Letter by and between the Registrant and Mo Katibeh, dated January 4, 2022.	Filed herewith
10.3+	Supplemental Offer Letter by and between the Registrant and Mo Katibeh, dated May 9, 2022.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith
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

RingCentral, Inc.

Date: August 8, 2022	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2022	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)