Form 10-Q
period 2022-09-30
RingCentral, Inc.
filed 2022-11-09
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of November 2, 2022, there were 85,914,505 shares of Class A Common Stock issued and outstanding and 9,955,674 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$305,383	$267,162
Accounts receivable, net	265,986	232,842
Deferred and prepaid sales commission costs	151,292	102,572
Prepaid expenses and other current assets	51,939	48,165
Total current assets	774,600	650,741
Property and equipment, net	182,194	166,910
Operating lease right-of-use assets	36,902	47,294
Long-term investments	31,824	210,445
Deferred and prepaid sales commission costs, non-current	646,466	723,448
Goodwill	52,572	55,490
Acquired intangibles, net	584,741	716,606
Other assets	6,418	8,105
Total assets	$2,315,717	$2,579,039
Liabilities, Temporary Equity, and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$88,526	$70,022
Accrued liabilities	341,256	279,798
Deferred revenue	209,420	176,450
Total current liabilities	639,202	526,270
Convertible senior notes, net	1,637,293	1,398,489
Operating lease liabilities	22,348	31,812
Other long-term liabilities	62,301	84,052
Total liabilities	2,361,144	2,040,623

Commitments and contingencies (Note 7)
Series A convertible preferred stock	199,449	199,449

Stockholders' (deficit) equity
Common stock	10	9
Additional paid-in capital	1,022,909	1,086,870
Accumulated other comprehensive (loss) income	(17,962)	644
Accumulated deficit	(1,249,833)	(748,556)
Total stockholders' (deficit) equity	(244,876)	338,967
Total liabilities, temporary equity and stockholders’ (deficit) equity	$2,315,717	$2,579,039
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Subscriptions	$483,229	$385,440	$1,386,140	$1,061,866
Other	25,803	29,189	77,444	84,392
Total revenues	509,032	414,629	1,463,584	1,146,258
Cost of revenues
Subscriptions	134,372	84,229	395,083	236,719
Other	33,102	26,220	86,055	75,634
Total cost of revenues	167,474	110,449	481,138	312,353
Gross profit	341,558	304,180	982,446	833,905
Operating expenses
Research and development	86,700	84,121	273,492	222,958
Sales and marketing	261,914	225,111	781,767	607,758
General and administrative	72,261	78,083	217,810	201,716
Asset write-down charge	103,242	—	103,242	—
Total operating expenses	524,117	387,315	1,376,311	1,032,432
Loss from operations	(182,559)	(83,135)	(393,865)	(198,527)
Other income (expense), net
Interest expense	(1,178)	(15,977)	(3,613)	(48,197)
Other expense	(100,006)	(47,062)	(194,725)	(9,742)
Other expense, net	(101,184)	(63,039)	(198,338)	(57,939)
Loss before income taxes	(283,743)	(146,174)	(592,203)	(256,466)
Provision for income taxes	873	577	2,900	1,427
Net loss	$(284,616)	$(146,751)	$(595,103)	$(257,893)
Net loss per common share
Basic and diluted	$(2.98)	$(1.60)	$(6.26)	$(2.83)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	95,575	91,811	95,097	91,213
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(284,616)	$(146,751)	$(595,103)	$(257,893)
Other comprehensive loss
Foreign currency translation adjustments, net	(8,362)	(2,576)	(18,606)	(4,777)
Comprehensive loss	$(292,978)	$(149,327)	$(613,709)	$(262,670)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2021	94,309	$9	$1,086,870	$644	$(748,556)	$338,967
Cumulative effect of accounting change	—	—	(329,280)	—	93,826	(235,454)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	588	—	(120)	—	—	(120)
Share-based compensation	—	—	98,424	—	—	98,424
Changes in other comprehensive income	—	—	—	(2,062)	—	(2,062)
Net loss	—	—	—	—	(150,972)	(150,972)
Balance as of March 31, 2022	94,897	9	855,894	(1,418)	(805,702)	48,783
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	842	—	7,827	—	—	7,827
Repurchases of common stock	(421)	—	(25,004)	—	—	(25,004)
Share-based compensation	—	—	98,402	—	—	98,402
Changes in other comprehensive loss	—	—	—	(8,182)	—	(8,182)
Net loss	—	—	—	—	(159,515)	(159,515)
Balance as of June 30, 2022	95,318	9	937,119	(9,600)	(965,217)	(37,689)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings, and other commercial arrangements	967	1	11,165	—	—	11,166
Repurchases of common stock	(419)	—	(20,000)	—	—	(20,000)
Share-based compensation	—	—	94,625	—	—	94,625
Changes in other comprehensive loss	—	—	—	(8,362)	—	(8,362)
Net loss	—	—	—	—	(284,616)	(284,616)
Balance as of September 30, 2022	95,866	$10	$1,022,909	$(17,962)	$(1,249,833)	$(244,876)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2020	90,430	$9	$673,950	$6,806	$(372,306)	$308,459
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	438	—	(3,708)	—	—	(3,708)
Share-based compensation	—	—	59,993	—	—	59,993
Equity component from repurchase or redemption of convertible senior notes	—	—	(147,740)	—	—	(147,740)
Temporary equity reclassification	—	—	(338)	—	—	(338)
Changes in other comprehensive income	—	—	—	(3,412)	—	(3,412)
Net loss	—	—	—	—	(186)	(186)
Balance as of March 31, 2021	90,868	9	582,157	3,394	(372,492)	213,068
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	642	—	10,999	—	—	10,999
Share-based compensation	—	—	95,685	—	—	95,685
Equity component from repurchase or redemption of convertible senior notes	—	—	(121,844)	—	—	(121,844)
Temporary equity reclassification	—	—	4,124	—	—	4,124
Changes in other comprehensive income	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	(110,956)	(110,956)
Balance as of June 30, 2021	91,510	9	571,121	4,605	(483,448)	92,287
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	652	—	(2,548)	—	—	(2,548)
Share-based compensation	—	—	104,849	—	—	104,849
Changes in other comprehensive income	—	—	—	(2,576)	—	(2,576)
Net loss	—	—	—	—	(146,751)	(146,751)
Balance as of September 30, 2021	92,162	9	673,422	2,029	(630,199)	45,261

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(595,103)	$(257,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	184,166	78,223
Share-based compensation	293,777	254,749
Unrealized loss on investments	176,218	14,346
Asset write-down charge	124,904	—
Amortization of deferred and prepaid sales commission costs	81,536	53,307
Amortization of debt discount and issuance costs	3,350	47,980
Loss on early extinguishment of debt	—	1,736
Repayment of convertible senior notes attributable to debt discount	—	(10,131)
Reduction of operating lease right-of-use assets	14,887	13,320
Provision for bad debt	7,103	5,384
Other	3,688	1,463
Changes in assets and liabilities:
Accounts receivable	(40,247)	(45,476)
Deferred and prepaid sales commission costs	(185,049)	(125,181)
Prepaid expenses and other assets	(689)	7,849
Accounts payable	19,384	(4,472)
Accrued and other liabilities	47,001	55,971
Deferred revenue	32,970	27,176
Operating lease liabilities	(15,963)	(13,851)
Net cash provided by operating activities	151,933	104,500
Cash flows from investing activities
Purchases of property and equipment	(23,828)	(21,787)
Capitalized internal-use software	(39,638)	(30,932)
Proceeds from sale of marketable equity investments	3,223	—
Purchases of intangible assets and long-term investments	(3,990)	(10,463)
Net cash used in investing activities	(64,233)	(63,182)
Cash flows from financing activities
Payments for repurchase or redemption of convertible senior notes	—	(333,632)
Payments for repurchase of common stock	(45,004)	—
Proceeds from issuance of stock in connection with stock plans	10,892	21,738
Payments for taxes related to net share settlement of equity awards	(5,180)	(16,995)
Payment for contingent consideration	(1,538)	(3,600)
Repayment of financing obligations	(3,950)	(2,804)
Net cash used in financing activities	(44,780)	(335,293)
Effect of exchange rate changes	(4,699)	(726)
Net increase (decrease) in cash, cash equivalents, and restricted cash	38,221	(294,701)
Cash, cash equivalents, and restricted cash
Beginning of period	267,162	639,853
End of period	$305,383	$345,152
Supplemental disclosure of cash flow data:
Cash paid for interest	$272	$246
Cash paid for income taxes, net of refunds	$2,895	$1,062
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$9,355	$7,639
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, liability and equity allocation of convertible senior notes, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results may differ from these estimates. In particular, the Company evaluates its deferred and prepaid sales commission balances for possible recoverability whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable, and as a result of the uncertainty regarding Avaya’s financial condition, the Company performed a recoverability assessment based on the facts and circumstances known to date. There can be no assurances that the Company’s current estimates are accurate or will not subsequently need to be revised as additional information regarding Avaya’s financial status and condition is made publicly available. Refer to Note 3, Financial Statement Components in this Quarterly Report on Form 10-Q for further information regarding our assessment of the recoverability of our deferred and prepaid sales commission balances with Avaya.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations
As of September 30, 2022 and December 31, 2021, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of September 30, 2022 and December 31, 2021, approximately 95% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
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
The Company derived over 90% of subscriptions revenues from RingCentral MVP and RingCentral customer engagement solutions products for each of the three and nine months ended September 30, 2022 and 2021. For the three and

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
nine months ended September 30, 2022 and 2021, RingCentral customer engagement solutions represented over 10% of total revenues.
Deferred revenue
During the three and nine months ended September 30, 2022, the Company recognized revenue of $20.5 million and $163.6 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription contract term ranges from one month to five years. Contract revenue as of September 30, 2022 that has not yet been recognized was approximately $2.0 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 54% of this balance over the next 12 months and 46% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services. Product revenues from the sale of pre-configured phones were $12.6 million and $12.9 million for the three months ended September 30, 2022 and 2021, respectively, and $35.2 million and $37.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash	$90,818	$91,499
Money market funds	214,565	175,663
Total cash and cash equivalents	$305,383	$267,162
As of September 30, 2022, $5.5 million in the cash balance above represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable	$200,869	$193,192
Unbilled accounts receivable	74,104	47,676
Allowance for doubtful accounts	(8,987)	(8,026)
Accounts receivable, net	$265,986	$232,842
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$26,849	$26,254
Inventory	1,256	5,655
Other current assets	23,834	16,256
Total prepaid expenses and other current assets	$51,939	$48,165
Property and equipment, net consisted of the following (in thousands):

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2022	December 31, 2021
Computer hardware and software	$214,446	$197,395
Internal-use software development costs	185,622	140,424
Furniture and fixtures	8,768	8,660
Leasehold improvements	13,592	13,533
Total property and equipment, gross	422,428	360,012
Less: accumulated depreciation and amortization	(240,234)	(193,102)
Property and equipment, net	$182,194	$166,910
Total depreciation and amortization expense related to property and equipment was $18.3 million and $15.5 million for the three months ended September 30, 2022 and 2021, respectively, and $52.8 million and $42.7 million for the nine months ended September 30, 2022 and 2021, respectively.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2021	$55,490
Foreign currency translation adjustments	(2,918)
Balance at September 30, 2022	$52,572
The carrying values of intangible assets are as follows (in thousands):

		September 30, 2022			December 31, 2021
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	1.0 year	$20,126	$17,602	$2,524	$21,333	$15,725	$5,608
Developed technology	4.0 years	814,380	232,163	582,217	814,873	103,875	710,998
Total acquired intangible assets		$834,506	$249,765	$584,741	$836,206	$119,600	$716,606
Amortization expense from acquired intangible assets for the three months ended September 30, 2022 and 2021 was $43.7 million and $12.0 million, respectively, and $131.4 million and $35.5 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2022 (remaining)	$41,198
2023	150,457
2024	147,099
2025	132,930
2026 onwards	113,057
Total estimated amortization expense	$584,741

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$45,286	$48,911
Accrued sales, use, and telecom related taxes	37,557	30,463
Accrued marketing	68,278	52,547
Operating lease liabilities, short-term	16,685	18,686
Other accrued expenses	173,450	129,191
Total accrued liabilities	$341,256	$279,798
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $31.5 million and $19.9 million for the three months ended September 30, 2022 and 2021, respectively, and $81.5 million and $53.3 million for the nine months ended September 30, 2022 and 2021, respectively. There was no impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
In October 2019, the Company entered into certain agreements for a strategic partnership with Avaya Holdings Corp. (“Avaya”) and its subsidiaries, including Avaya Inc. In connection with the strategic partnership, the Company prepaid Avaya in the Company's class A Common Stock predominantly for future sales commission to be earned for each qualified unit of Avaya Cloud Office by RingCentral (“ACO”) sold during the term of the partnership. The unutilized prepaid sales commission is refundable and payable to the Company at the end of the contractual term.
Avaya recently disclosed in its earnings release, among other things, a substantial doubt about its ability to continue as a “going concern.” While Avaya provided preliminary third quarter financial information and related disclosures, it also indicated that it would be unable to timely file its Form 10-Q for the quarter ended June 30, 2022. Avaya has not made any additional financial information publicly available with respect to its third quarter or its financial results for its fiscal year ended September 30, 2022.
The Company evaluates the recoverability of its deferred and prepaid sales commission balance whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Avaya continues to sell the ACO product and earn sales commissions, which the Company is applying against the prepaid sales commission balance, but as a result of the uncertainty regarding Avaya’s financial condition, the Company performed a recoverability assessment based on the facts and circumstances known to date. While the Company lacks Avaya's financial information, in light of Avaya's public disclosures, the Company has recorded a non-cash asset write-down charge of $124.9 million, out of which $21.7 million of this balance is accrued interest and is recorded in other expenses in the Condensed Consolidated Statement of Operations. As of September 30, 2022, the remaining prepaid sales commission balance was $162.2 million. The Company will continue to evaluate the recoverability of the assets on an ongoing basis and if the evaluation indicates that the carrying amount of the assets is not recoverable, the Company may incur significant incremental write down charges in the future.
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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at September 30, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$214,565	$214,565	$—	$—
Non-current assets:
Long-term investments	$28,911	$—	$—	$28,911

	Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$175,663	$175,663	$—	$—
Non-current assets:
Long-term investments	$199,965	$—	$—	$199,965
Marketable equity investments	$8,600	$8,600	$—	$—
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Long-Term Investments
As of September 30, 2022 and December 31, 2021, the fair value of the Company's long-term investments in convertible and redeemable preferred stock issued by Avaya was $28.9 million and $200.0 million, respectively. The Company classifies these investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price, credit spread, and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment, interest rates, and expected recoverability. These investments are reported at fair value in long-term investments in the Condensed Consolidated Balance Sheets with net unrealized gain (loss) recorded in other expense. The Company recognized an unrealized loss of $77.4 million and $48.7 million for the three months ended September 30, 2022 and 2021, respectively, and a net unrealized loss of $174.0 million and $15.3 million for the nine months ended September 30, 2022 and 2021, respectively. In determining the fair value of the investment, the Company also considered Avaya's recent public disclosures. Volatility in the global economic climate and financial markets, including the effects of rising inflation and associated economic slowdown, the ongoing Russian invasion of Ukraine, and the investee's financial and liquidity position, could result in a significant change in the underlying share-price of the Company’s investee and their financial position, resulting in a material change in the value of the long-term investments, requiring impairment charges.
Marketable Equity Investments
During the three months ended September 30, 2022, the Company completed the sale of its marketable equity investments for proceeds of $3.2 million. During the three and nine months ended September 30, 2022, the Company recognized a loss from its marketable equity investments of $1.8 million and $5.4 million, respectively, which was reported in other expense in the Condensed Consolidated Statement of Operations.
Other Non-Marketable Investments
As of September 30, 2022, the Company had an immaterial amount of non-marketable investments held in debt and equity securities without readily determinable fair values in which it had neither a controlling interest nor significant influence. These investments are carried at cost under the measurement alternative as part of long-term investments in the Condensed Consolidated Balance Sheets.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Convertible Senior Notes
As of September 30, 2022, the fair value of the 0% convertible senior notes due 2026 (the “2026 Notes”) was approximately $498.8 million, and 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $840.8 million. The fair value for the convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
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
During the three months ended September 30, 2022, the conditions allowing holders of the 2025 Notes and 2026 Notes to convert were not met. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the indentures are satisfied during future measurement periods.

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
The net carrying amount of the liability component of the Notes as of September 30, 2022 were as follows (in thousands):

	2025 Notes	2026 Notes
Principal	$1,000,000	$650,000
Unamortized issuance cost	(6,555)	(6,152)
Net carrying amount (1)	$993,445	$643,848
(1)The net carrying amount was increased on January 1, 2022 as a result of the adoption of ASU No. 2020-06. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q for further information.
The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of debt discount (1)	$—	$15,122	$—	$45,645
Amortization of debt issuance cost (1)	1,118	776	3,350	2,335
Total interest expense related to the Notes (1)	$1,118	$15,898	$3,350	$47,980
(1)The decrease in total interest expense during the three and nine months ended September 30, 2022 was due to the derecognition of the unamortized debt discount, partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of the Company’s adoption of ASU No. 2020-06, as of January 1, 2022, as described in Note 1, Description of Business and Summary of Significant Accounting Policies.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
All of the capped call transactions, including the capped call relating to the 2023 Notes, were outstanding as of September 30, 2022.
Note 6. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2022, non-cancellable leases expire on various dates between 2022 and 2029.
The components of leases are as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$36,902	$47,294

Accrued liabilities	$16,685	$18,686
Operating lease liabilities	22,348	31,812
Total operating lease liabilities	$39,033	$50,498

	Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$17,541	$15,858

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$5,653	$10,495
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
Note 8. Stockholders’ Deficit and Convertible Preferred Stock
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
During the three and nine months ended September 30, 2022, the Company repurchased and subsequently retired 419,214 and 840,255 shares of our Class A Common Stock, respectively, for an aggregate amount of $20.0 million and $45.0 million, respectively. As of September 30, 2022, $55.0 million remained available under the Company's share repurchase authorization.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As the liquidation or specified change in control event is not solely within the Company’s control, the Series A Convertible Preferred Stock is therefore classified as temporary equity and recorded outside of stockholders’ equity on the Condensed Consolidated Balance Sheet. As of September 30, 2022, there were 200,000 shares of the Company's Series A Convertible Preferred Stock issued and outstanding, and the carrying value, net of issuance costs, was $199.4 million.
Note 9. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$8,464	$8,311	$26,161	$20,722
Research and development	21,830	24,636	68,310	58,958
Sales and marketing	37,548	39,736	116,389	98,083
General and administrative	27,816	31,743	82,917	76,986
Total share-based compensation expense	$95,658	$104,426	$293,777	$254,749
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options	$—	$—	$—	$1
Employee stock purchase plan rights	1,058	1,963	5,486	7,071
Restricted stock units	94,600	102,463	288,291	247,677
Total share-based compensation expense	$95,658	$104,426	$293,777	$254,749
Equity Incentive Plans
As of September 30, 2022, a total of 21,457,413 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).
A summary of option activity under all of the Company’s equity incentive plans as of September 30, 2022, and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	154	$9.12	0.9	$27,465
Exercised	(122)	8.28
Canceled/Forfeited	—	—
Outstanding at September 30, 2022	32	$12.31	0.7	$880
Vested and expected to vest as of September 30, 2022	32	$12.31	0.7	$880
Exercisable as of September 30, 2022	32	$12.31	0.7	$880
There were no options granted during the three and nine months ended September 30, 2022 and 2021. The total intrinsic value of options exercised during the three months ended September 30, 2022 was immaterial, and during the three months ended 2021 was $47.2 million. The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $13.3 million and $122.5 million, respectively. There is no remaining unamortized share-based compensation expense.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of September 30, 2022, there was a total of $0.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. As of September 30, 2022, a total of 6,202,244 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan as of September 30, 2022, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,851	$258.26	$534,186
Granted	4,038	91.07
Released	(1,901)	146.75
Canceled/Forfeited	(811)	223.23
Outstanding at September 30, 2022	4,177	$154.19	$166,932
As of September 30, 2022, there was a total of $490.9 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.7 years.
Bonus Plan
The Company's board of directors (the "Board") adopted employee equity bonus plans (the “Bonus Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the three and nine months ended September 30, 2022, the Company issued 242,356 and 519,755 RSUs, respectively, under the Bonus Plans. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $5.0 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the Bonus Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 10. Income Taxes
The provision for income taxes was $0.9 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. The provision for income taxes for the three and nine months ended September 30, 2022 and 2021 consisted primarily of foreign income taxes and state minimum taxes. For the three and nine months ended September 30, 2022 and 2021, the provision for income taxes differed from the U.S. federal statutory rate primarily due to foreign and state taxes currently payable. The Company realized no benefit for the current year losses due to the full valuation allowance against the U.S. and foreign net deferred tax assets in certain foreign jurisdictions.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that certain net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic and the majority of the

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
foreign net deferred tax assets as of September 30, 2022 and December 31, 2021. The Company intends to maintain the full valuation allowance on the U.S. and certain foreign net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and nine months ended September 30, 2022, there were no material changes to the total amount of unrecognized tax benefits.
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
Note 11. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, convertible senior notes, and convertible preferred stock, to the extent dilutive. For the three and nine months ended September 30, 2022 and 2021, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(284,616)	$(146,751)	$(595,103)	$(257,893)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	95,575	91,811	95,097	91,213
Basic and diluted net loss per share	$(2.98)	$(1.60)	$(6.26)	$(2.83)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock issuable under equity incentive plans outstanding	4,064	4,276	3,703	3,955
Shares of common stock related to convertible preferred stock	743	—	743	—
Shares of common stock related to convertible senior notes	—	—	—	179
Potential common shares excluded from diluted net loss per share	4,807	4,276	4,446	4,134
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Note 12. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors served as President, Americas during the three months ended September 30, 2022. Total payables to Google Inc. as of September 30, 2022 and December 31, 2021 were $2.4 million and $3.0 million, respectively. Total expenses incurred from Google Inc. were $6.2 million and $5.5 million for the three months ended September 30, 2022 and 2021, respectively, and $17.9 million and $16.7 million for the nine months ended September 30, 2022 and 2021, respectively.
Note 13. Subsequent Events
Date of Annual Meeting of Stockholders
On November 3, 2022, the Company filed a Form 8-K with the SEC announcing that the Company’s board of directors scheduled the Company’s annual meeting of stockholders for December 15, 2022.
Amended and Restated Bylaws
On and effective November 7, 2022, the Company’s board of directors adopted amendments to the Amended and Restated Bylaws. The amendments, among other things, enhance disclosure and procedural requirements in connection with stockholder nominations of directors in accordance with Rule 14a-19 under the Exchange Act of 1934, as amended.
Costs Associated with Exit or Disposal Activities
On November 7, 2022, the Company’s board of directors approved a reduction in force plan (the “Plan”) as part of broader efforts to align the Company’s cost base with its strategic priorities in the current environment. The Plan is expected to reduce the Company’s full-time employees by approximately 10%. The Company estimates the aggregate restructuring costs associated with the Plan to be approximately $10.0 million to $15.0 million, primarily consisting of severance payments, employee benefits and related costs. The Company expects to incur these charges in the fourth quarter of 2022 and the first quarter of 2023. The Company expects the reduction in force to be substantially complete by the first quarter of 2023, subject to local law and consultation requirements, which may extend the process beyond the first quarter of 2023 in certain countries.
The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the Plan.

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
Our cloud-based business communications and collaboration solutions are designed to be easy to use, providing a user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly and configured and managed easily. Our cloud-based solutions are location and device independent and better suited to address the needs of modern mobile and global enterprise workforces than are legacy on-premise systems. Through our open Application Programming Interface (“API”) platform, we enable third-party developers and customers to integrate our solution with leading business applications to customize their own business workflows.
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and nine months ended September 30, 2022 and 2021, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
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
Our revenue growth has primarily been driven by our flagship RingCentral MVP and RingCentral customer engagement solutions product offering, which has resulted in an increased number of customers, increased average subscription revenue per customer, and increased retention of our existing customer and user base. We define a “customer” as any party that purchases or subscribes to our products and services directly or indirectly through our channel partners. As of September 30, 2022, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and nine months ended September 30, 2022 and 2021, the vast majority of our total revenues were generated in the U.S.

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
Macroeconomic factors include increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates, all of which can cause uncertainty. We have experienced sales cycles normalizing to pre-COVID norms and more cautious buying behavior from larger customers manifesting itself in smaller initial deployments. We also noted, sales cycle times for up-market customers elongated incrementally in Q3, as customers required additional approvals before making purchase decisions. We anticipate this behavior may persist until the macroenvironment becomes less uncertain. Also during the quarter, the United States Dollar has strengthened significantly against certain foreign currencies, particularly against the British Pound Sterling, Euro and Canadian Dollar. If these conditions continue, they could have an adverse impact on our results. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
We had previously outsourced some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Odesa, Ukraine, and previously, in St. Petersburg, Russia. In 2022, we relocated some of their personnel to other countries. During the three and nine months ended September 30, 2022, direct and incremental expenses associated with our relocation efforts were $1.7 million and $20.4 million, respectively. We do not store any customer data in Russia or Ukraine and currently are not dependent on operations in these locations to continue to provide our services. Further discussion of the potential impact of the Russian invasion of Ukraine on our business can be found in the section titled “Risk Factors” included in Part II, Item 1A below.
In response to the COVID-19 pandemic we adopted several measures to support the health and well-being of our global employees, customers, partners and communities. Such measures included temporarily requiring the vast majority of our employees to work remotely, suspending non-essential travel worldwide for our employees, and shifting some of our customer and industry events to virtual-only experiences. Beginning in the first quarter of 2022, we have started to re-open our offices in the United States and other locations globally for employees to voluntarily return, electing to adopt a flexible and hybrid approach to working in our offices. We have taken recommended measures to protect our employees who return to the office that include respecting occupancy limitations applicable to our facilities and implementing vaccination requirements; among other safety measures. We have also introduced company-wide programs to support the mental well-being of our employees such as providing virtual wellness classes and also offering absence days under a program we call CaRing Days. As we continue to monitor the actual and potential effects of the COVID-19 pandemic across our business, we may further adjust our policies depending on the severity or a spike in COVID-19 or as may be required or recommended by federal, foreign, state or local authorities. Further discussion of the potential impact of the COVID-19 pandemic on our business can be found in the section titled “Risk Factors” included in Part II, Item 1A below.
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

Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2022 was $170.6 million. As such, our ARR at September 30, 2022 was $2.05 billion compared to $1.64 billion at September 30, 2021.
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
Our key business metrics for the five quarterly periods ended September 30, 2022 were as follows (dollars in millions):

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2,046.9	$1,980.7	$1,894.8	$1,799.9	$1,635.6

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Subscriptions	$483,229	$385,440	$1,386,140	$1,061,866
Other	25,803	29,189	77,444	84,392
Total revenues	509,032	414,629	1,463,584	1,146,258
Cost of revenues
Subscriptions	134,372	84,229	395,083	236,719
Other	33,102	26,220	86,055	75,634
Total cost of revenues	167,474	110,449	481,138	312,353
Gross profit	341,558	304,180	982,446	833,905
Operating expenses
Research and development	86,700	84,121	273,492	222,958
Sales and marketing	261,914	225,111	781,767	607,758
General and administrative	72,261	78,083	217,810	201,716
Asset write-down charge	103,242	—	103,242	—
Total operating expenses	524,117	387,315	1,376,311	1,032,432
Loss from operations	(182,559)	(83,135)	(393,865)	(198,527)
Other income (expense), net
Interest expense	(1,178)	(15,977)	(3,613)	(48,197)
Other expense	(100,006)	(47,062)	(194,725)	(9,742)
Other expense, net	(101,184)	(63,039)	(198,338)	(57,939)
Loss before income taxes	(283,743)	(146,174)	(592,203)	(256,466)
Provision for income taxes	873	577	2,900	1,427
Net loss	$(284,616)	$(146,751)	$(595,103)	$(257,893)

Percentage of Total Revenues*

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Subscriptions	95%	93%	95%	93%
Other	5	7	5	7
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	26	20	27	21
Other	7	6	6	7
Total cost of revenues	33	27	33	27
Gross profit	67	73	67	73
Operating expenses
Research and development	17	20	19	19
Sales and marketing	51	54	53	53
General and administrative	14	19	15	18
Asset write-down charge	20	—	7	—
Total operating expenses	103	93	94	90
Loss from operations	(36)	(20)	(27)	(17)
Other income (expense), net
Interest expense	—	(4)	—	(4)
Other expense	(20)	(11)	(13)	(1)
Other expense, net	(20)	(15)	(14)	(5)
Loss before income taxes	(56)	(35)	(40)	(22)
Provision for income taxes	—	—	—	—
Net loss	(56)%	(35)%	(41)%	(22)%
* Percentages may not add up due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues
Subscriptions	$483,229	$385,440	$97,789	25%	$1,386,140	$1,061,866	$324,274	31%
Other	25,803	29,189	(3,386)	(12)	77,444	84,392	(6,948)	(8)
Total revenues	$509,032	$414,629	$94,403	23%	$1,463,584	$1,146,258	$317,326	28%
Percentage of revenues
Subscriptions	95%	93%			95%	93%
Other	5	7			5	7
Total	100%	100%			100%	100%

Subscriptions revenue. Subscriptions revenue increased by $97.8 million, or 25%, for the three months ended September 30, 2022, and $324.3 million, or 31%, for the nine months ended September 30, 2022, as compared to the respective prior year period. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base from our MVP and contact center solutions. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market and increase in sales through our direct and indirect sales channels, including resellers, strategic partners and carriers. Although we expect to continue to add new customers and to increase the usage of our product for existing customers, we will monitor the impact of macroeconomic conditions, and strengthening U.S. Dollar, and the effects of the COVID-19 pandemic. Subscriptions revenues included a foreign currency impact of approximately 2% for the three months ended September 30, 2022 compared to the respective prior year period. In addition, these macroeconomic factors could have an impact on customer buying behavior and demand, contract duration, churn, payment terms, and credit card declines, all of which could cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services.
Other revenues decreased by $3.4 million, or 12%, for the three months ended September 30, 2022, and $6.9 million, or 8%, for the nine months ended September 30, 2022, as compared to the respective prior year period, primarily due to the timing of revenue contracts for professional services compared to the respective prior year period. Other revenues included an adverse foreign currency impact of approximately 1% for the three months ended September 30, 2022 compared to the respective prior year period. Due to evolving hybrid work environments, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the impact of the global economic conditions, and the effects of the COVID-19 pandemic on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of revenues
Subscriptions	$134,372	$84,229	$50,143	60%	$395,083	$236,719	$158,364	67%
Other	33,102	26,220	6,882	26	86,055	75,634	10,421	14
Total cost of revenues	$167,474	$110,449	$57,025	52%	$481,138	$312,353	$168,785	54%
Gross margins
Subscriptions	72%	78%			71%	78%
Other	(28)%	10%			(11)%	10%
Total gross margin %	67%	73%			67%	73%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $50.1 million, or 60%, for the three months ended September 30, 2022, as compared to the respective prior year period. The higher cost of subscription revenues and lower gross margin were due to $31.8 million of incremental amortization from certain intangible assets acquired in the fourth quarter of 2021, third-party costs of $8.6 million to support our solution offerings, increased infrastructure support costs of $7.1 million, and personnel and contractor-related costs of $2.0 million. Personnel and contractor related costs includes share-based compensation expense of $0.4 million.
Cost of subscriptions revenues increased by $158.4 million, or 67%, for the nine months ended September 30, 2022, as compared to the respective prior year period. The higher cost of subscription revenues and lower gross margin were due to incremental amortization of $96.0 million from intangible assets we acquired in the fourth quarter of 2021, third-party costs of $24.6 million to support our solution offerings, infrastructure support costs of $23.5 million, personnel and contractor-related costs of $12.8 million, and professional fees of $1.1 million. Personnel and contractor related costs includes share-based compensation expense of $4.8 million.
The increase in expenses was driven by investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth of new customers and increased usage of our subscriptions by our existing customer base, in addition to amortization of intangible assets we acquired in prior year.

Other cost of revenues and gross margin. Cost of other revenues increased by $6.9 million, or 26%, for the three months ended September 30, 2022, as compared to the respective prior year period. This was primarily due to a $4.1 million increase in personnel costs, and a $1.9 million increase in cost associated with sale of phones. Other revenues gross margin fluctuated due to an increase in personnel costs to support our business growth.
Cost of other revenues increased by $10.4 million, or 14%, for the nine months ended September 30, 2022, as compared to the respective prior year period. This was mainly driven by an increase of $6.0 million increase in personnel costs, and $4.3 million driven by an increase in costs associated with sale of phones. Other revenues gross margin fluctuated due to an increase in personnel costs to support our business growth.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$86,700	$84,121	$2,579	3%	$273,492	$222,958	$50,534	23%
Percentage of total revenues	17%	20%			19%	19%
Research and development expenses increased by $2.6 million, or 3%, for the three months ended September 30, 2022, as compared to the respective prior year period, primarily due to overhead costs to support our research and development efforts, and an increase in personnel and contractor costs. The increase in personnel and contractor costs was mainly driven by incremental expenses of $1.5 million associated with relocation of our third-party contractors in both Ukraine and Russia.
Research and development expenses increased by $50.5 million, or 23%, for the nine months ended September 30, 2022, as compared to the respective prior year period, primarily driven by an increase in personnel and contractor costs of $46.8 million, $6.6 million in overhead costs to support our research and development efforts, partially offset by a $3.5 million reduction in professional fees. The increase in personnel and contractor costs was mainly driven by $17.6 million in incremental expenses associated with relocation of our third-party contractors as a result of the Russia-Ukraine conflict, $12.2 million related to headcount growth, and $9.4 million related to share-based compensation expense primarily driven by equity awards granted to new and existing employees.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$261,914	$225,111	$36,803	16%	$781,767	$607,758	$174,009	29%
Percentage of total revenues	51%	54%			53%	53%
Sales and marketing expenses increased by $36.8 million, or 16%, for the three months ended September 30, 2022, as compared to the respective prior year period, primarily due to an increase in third-party commissions of $15.0 million, amortization of deferred sales commission costs of $11.4 million, personnel and contractor costs of $6.8 million, and advertising, marketing and related travel costs of $3.1 million. Of the total increase in personnel and contractor costs, $5.3 million was attributable to headcount growth.
Sales and marketing expenses increased by $174.0 million, or 29%, for the nine months ended September 30, 2022, as compared to the respective prior year period, primarily due to increases in third-party commissions of $49.8 million, personnel and contractor costs of $48.4 million, advertising, marketing and related travel costs of $43.2 million, amortization of deferred sales commission costs of $28.0 million, and overhead costs of $4.1 million. Of the total increase in personnel and contractor costs, $19.0 million was attributable to headcount growth, and $18.3 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees.

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
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General and administrative	$72,261	$78,083	$(5,822)	(7)%	$217,810	$201,716	$16,094	8%
Percentage of total revenues	14%	19%			15%	18%
General and administrative expenses decreased by $5.8 million, or 7%, for the three months ended September 30, 2022, as compared to the respective prior year period, primarily due to decreases in both professional fees of $3.3 million and personnel and contractor costs of $2.8 million.
General and administrative expenses increased by $16.1 million, or 8%, for the nine months ended September 30, 2022, as compared to the respective prior year period, primarily due to increases in personnel and contractor costs of $11.0 million, overhead costs of $1.9 million, professional fees of $1.5 million, and business fees and taxes of $1.5 million. Of the total increase in personnel and contractor costs, $5.9 million was mainly due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees.
Asset Write-Down Charge

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Asset write-down charge	$103,242	$—	$103,242	nm	103,242	—	103,242	nm
Percentage of total revenues	20%	—%			7%	—%
nm - not meaningful
Asset write-down charge increased by $103.2 million for the three and nine months ended September 30, 2022, as compared to the respective prior year period, due to the write-down of our prepaid sales commission balance as non-cash charge in the third quarter of 2022. Refer to Note 3, Financial Statement Components in this Quarterly Report on Form 10-Q for further information regarding our assessment of the recoverability of our deferred and prepaid sales commission balances with Avaya.
Other Expense, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(1,178)	$(15,977)	$14,799	nm	$(3,613)	$(48,197)	$44,584	nm
Other expense	(100,006)	(47,062)	(52,944)	nm	(194,725)	(9,742)	(184,983)	nm
Other expense, net	$(101,184)	$(63,039)	$(38,145)	nm	$(198,338)	$(57,939)	$(140,399)	nm
nm - not meaningful
Other expense, net, increased by $38.1 million for the three months ended September 30, 2022, as compared to the respective prior year period, primarily attributed to incremental unrealized losses of $28.7 million recognized from our long-term investments, and a write-down charge of $21.7 million related to accrued interest on our prepaid sales commission balance, partially offset by a $14.8 million reduction in non-cash interest expense from the amortization of the debt discount and issuances costs related to our 2025 and 2026 Notes as a result of adopting ASU No. 2020-06 in the first quarter of 2022. The unrealized losses recognized on our long-term investments for the three months ended September 30, 2022 was $77.4 million, compared to a loss of $48.7 million recognized in the respective prior year period.

Other expense, net, increased by $140.4 million for the nine months ended September 30, 2022, as compared to the respective prior year period, primarily attributed to incremental net unrealized losses of $158.7 million recognized from our long-term investments, and a write-down charge of $21.7 million related to accrued interest on our prepaid sales commission balance, partially offset by a $44.6 million reduction in non-cash interest expense from the amortization of the debt discount and issuances costs related to our 2025 and 2026 Notes as a result of adopting ASU No. 2020-06 in the first quarter of 2022. The net unrealized losses on our long-term investments for the nine months ended September 30, 2022 was $174.0 million, compared to a loss of $15.3 million recognized in the respective prior year period.
We expect the gain or loss on our long-term investments to continue to fluctuate.
We expect interest income to further fluctuate in the future due to interest rate volatility in the current macroeconomic environment and reduction of our investments in money market funds.
Net Loss
Net loss increased by $137.9 million for the three months ended September 30, 2022, as compared to the respective prior year period, mainly due to non-cash items including a $124.9 million asset write-down charge on our prepaid sales commission balance, and $28.7 million recognized from our long-term investments, partially offset by a $14.8 million reduction in non-cash interest expense from the amortization of the debt discount and issuances costs related to our 2025 and 2026 Notes as a result of our adoption of ASU No. 2020-06.
Net loss increased by $337.2 million for the nine months ended September 30, 2022, as compared to the respective prior year period, mainly due to non-cash items including a $158.7 million increase of unrealized net losses recognized from our long-term investments, $124.9 million related to an asset write-down charge on our prepaid sales commission balance, and $96.0 million of incremental amortization from certain intangible assets we acquired in the prior year, partially offset by a $44.6 million reduction in non-cash interest expense from the amortization of the debt discount and issuances costs related to our 2025 and 2026 Notes as a result of our adoption of ASU No. 2020-06.
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
As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $305.4 million and $267.2 million, respectively.
In December 2021, our board of directors authorized a share repurchase program under which we may repurchase up to $100 million of our outstanding shares of Class A Common Stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or any other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2022. During the three and nine months ended September 30, 2022, we repurchased and subsequently retired 419,214 and 840,255 shares of our Class A Common Stock for an aggregate amount of $20.0 million and $45.0 million, respectively. As of September 30, 2022, $55.0 million remained available under the Company's share repurchase authorization.

We believe that our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our growing headcount and in support of our co-location data center facilities, as well as the impact of the global macroeconomic conditions. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. In the future, we may also make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available or on favorable terms. The uncertainty created by the global economic conditions, including concerns about rising inflation and an associated economic downturn, and the effects of the COVID-19 pandemic may also impact our customers’ ability to pay on a timely basis, which could negatively impact our operating cash flows.
    The table below provides selected cash flow information (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$151,933	$104,500
Net cash used in investing activities	(64,233)	(63,182)
Net cash used in financing activities	(44,780)	(335,293)
Effect of exchange rate changes	(4,699)	(726)
Net increase (decrease) in cash and cash equivalents	$38,221	$(294,701)
Net Cash Provided By Operating Activities
Cash used in or provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $151.9 million for the nine months ended September 30, 2022. The cash flow from operating activities was driven by timing of cash receipts from customers and carriers, primarily offset by cash payments for personnel related costs and to vendors.
Net cash provided by operating activities for the nine months ended September 30, 2022, increased by $47.4 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections.
Net Cash Used In Investing Activities
Our primary investing activities have consisted of our expenditures for intellectual property assets, capital expenditures, internal-use software, and long-term investments, partially offset by proceeds from sales of our marketable equity investments. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $64.2 million for the nine months ended September 30, 2022, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software of $63.5 million, our acquisition of intellectual property of $4.0 million to complement and support our product development and enhancement initiatives, partially offset by proceeds from the sales of our marketable equity investments of $3.2 million.
Net cash used in investing activities for the nine months ended September 30, 2022 increased by $1.1 million as compared to the respective prior year period. The increase was primarily due to $10.7 million from higher capital expenditures and internal-use software development, partially offset by lower investments in intellectual property assets of $6.5 million, and $3.2 million from sale of our marketable equity investments.

Net Cash Used In Financing Activities
Our primary financing activities have consisted of raising capital through the issuance of stock under our stock plans, offset by payments toward the repurchase of our Class A Common Stock and our current financing obligations.
Net cash used in financing activities was $44.8 million for the nine months ended September 30, 2022, primarily due to payments of $45.0 million to repurchase and retire 840,255 shares of our Class A Common Stock pursuant to our Share Repurchase Program, $5.2 million for net taxes paid in connection with our stock plans, and $4.0 million payments toward our current financing obligations, partially offset by $10.9 million in proceeds from issuance of stock in connection with our stock plans. Refer to Note 8, Stockholders’ Equity and Convertible Preferred Stock, in this Quarterly Report on Form 10-Q for further information regarding our Share Repurchase Program.
Net cash used in financing activities for the nine months ended September 30, 2022 decreased by $290.5 million as compared to the respective prior year period. This decrease was primarily due to cash paid of $333.6 million for conversion requests and redemption of our 2023 Notes that occurred in the first half of 2021, partially offset by payments of $45.0 million to repurchase and retire 840,255 shares of our Class A Common Stock pursuant to our Share Repurchase Program.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$151,933	$104,500
Repayment of convertible senior notes attributable to debt discount	—	10,131
Non-GAAP net cash provided by operating activities	151,933	114,631
Purchases of property and equipment	(23,828)	(21,787)
Capitalized internal-use software	(39,638)	(30,932)
Non-GAAP free cash flow	$88,467	$61,912
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
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, liability and equity allocation of convertible senior notes, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results could differ from these estimates. In particular, we evaluate our deferred and prepaid sales commission balances for possible recoverability whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable, and as a result of the uncertainty regarding Avaya’s financial condition, we performed a recoverability assessment based on the facts and circumstances known to date. There can be no assurances that the Company’s current estimates are accurate or will not subsequently need to be revised as additional information regarding Avaya’s financial status and condition is made publicly available. Refer to Note 3, Financial Statement Components in this Quarterly Report on Form 10-Q for further information regarding our assessment of the recoverability of our deferred and prepaid sales commission balances with Avaya.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and nine months ended September 30, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of September 30, 2022, we had cash and cash equivalents of $305.4 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three and nine months ended September 30, 2022, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of September 30, 2022, we had $993.4 million and $643.8 million outstanding from our 2025 Notes and 2026 Notes (collectively the "Notes"), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
Market Risk
As of September 30, 2022, we had long-term investments in convertible and redeemable preferred stock of $28.9 million. These investments are subject to market related risks that could decrease or increase the fair value of our holdings. These investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including uncertainty created by the macroeconomic conditions.
A fluctuation in the investee's credit spread, stock price, volatility, financial position, or a combination of these could have an adverse impact on the fair value of our investment. A hypothetical adverse impact to the investee's credit spread of 10% could have resulted in a potential decrease of up to $3.5 million in the fair-value of our investment as of September 30, 2022.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs in connection with the operation of our business were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•We rely on third parties, including third parties in countries outside the U.S. including Russia (previously) and Ukraine, for some of our software development, quality assurance, operations, and customer support, and these activities have been and may continue to be impacted by Russia’s ongoing invasion of Ukraine.
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
Our third-party partner in Ukraine has been impacted by Russia’s ongoing invasion of Ukraine. Our former third-party partner in Russia was also forced to cease its operations in St. Petersburg, and a substantial proportion of the affected personnel have relocated to other countries such as Georgia, Spain, and Bulgaria. Currently, our Ukrainian partner is continuing to provide services in Ukraine. However, Russia’s ongoing invasion of Ukraine may result in reducing or discontinuing our partner operations in Ukraine, and may also delay our product development efforts and/or the release of new features and functionalities. In addition, we expect to incur increased costs associated with managing or relocating our partners’ personnel or engaging with alternative third-party contractors or hiring employees outside of Russia and Ukraine, which could negatively impact our operating results and financial condition. We are working with our third-party contractor in Ukraine to try to relocate their personnel to other countries; however, we cannot assure you that we can permanently relocate them in a cost-effective manner, or at all. In addition, we cannot assure you that the geographies where we relocate such staff will possess the same level of cost efficiencies as Russia and Ukraine. We do not store any customer data in Russia or Ukraine and currently are not dependent on our operations in these locations to continue to provide our services. We may need to rely on the staff of our third-party partner to assist us with preventing and remedying any cyber-attacks and the ongoing invasion could impact our ability to respond in a timely manner or at all.
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
We operate globally and as a result our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, lower consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability, changes in laws, and trade barriers and sanctions. Recently, inflation rates in the US have increased to levels not seen in several years, which have increased and may continue to increase our operating costs. In addition, such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers.
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Chinese Yuan, and Canadian Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. While we have limited currency exchange exposure to the Russian, Belarusian and Ukrainian currencies, we expect exchange rates with respect to these currencies to be volatile and other exchange rates may also be more volatile than normal as a result of the Russian invasion of Ukraine and related events. Changes in exchange rates have and may continue to negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future.
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
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationships with Avaya and its subsidiaries, Atos and its subsidiaries, including Unify Software and Solutions GmbH & CO. KG (“Unify”), ALE Holding (“ALE Holding”) and its subsidiaries, including ALE International (“ALE International” and together “ALE”), Mitel, Vodafone and its subsidiaries, Deutsche, and its subsidiaries, and Verizon and its subsidiaries will depend on a variety of factors, including our ability to work with our strategic partners to develop, market and sell our MVP and co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), Unify Office by RingCentral (“UO”), and Rainbow Office powered by RingCentral (“Rainbow Office”), and our other offerings. Setting up and maintaining the operations and processes of these strategic partnerships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, we must be successful in marketing and selling ACO to realize the benefits of our prepayment to Avaya of $345 million in our Class A Common Stock. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations. Refer to Note 3, Financial Statement Components in this Quarterly Report on Form 10-Q for further information regarding our assessment of the recoverability of our deferred and prepaid sales commission balances with Avaya.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premise, hardware business communications providers such as ALE, Avaya, Cisco Systems, Inc., Mitel, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our carriers and strategic partners, such as AT&T, BT, TELUS, Vodafone, DT, Verizon, Avaya, Atos, ALE, and

Mitel sell or are expected to sell our solutions, but they are also competitors for business communications. These companies have or may have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other cloud companies and established communications providers that resell on-premise hardware, software, and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the U.S., TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and salesforce.com, inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp., and Slack Technologies, Inc. (acquired by Salesforce, Inc.), on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Avaya, Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC (acquired by Lifesize, Inc.), Talkdesk, Inc., Vonage Holdings Corp., salesforce.com, inc., and Twilio Inc. We also face competition from digital engagement vendors such as eGain Corporation, LivePerson, Inc., among others named above that may offer similar features.
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
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own services or services from other business communications providers. We generally do not have long-term contracts with these resellers, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential resellers to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while AT&T, BT, TELUS, Vodafone, DT, Verizon, Avaya, Atos (through its subsidiary Unify), ALE, and Mitel also sell our solutions on an exclusive or non-exclusive basis, they are also competitors for business communications. These companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. For example, AT&T launched a competing hosted business communications solution in 2016, which caused new subscriptions for our solution sold by AT&T to decline to an immaterial level until we entered into a revised agreement with AT&T in 2018, under which AT&T resumed reselling our solutions.
We have also entered into certain agreements for strategic partnerships with Avaya, Atos, ALE, Mitel, Vodafone, DT and Verizon to sell certain of our solutions. Avaya introduced the ACO solution at the end of the first quarter of 2020, Atos and Unify introduced the Unify Office solution during the third quarter of 2020, and ALE introduced the Rainbow Office solution in 2021; however, there can be no guarantee that Avaya, Atos, Unify, ALE, Mitel, Vodafone, DT, Verizon and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. Further, certain partners have failed in the past, and may fail in the future, to meet their minimum contractual seat and/or revenue commitments, including recoupment of advance payments. The Company has in the past, and may in the future, renegotiate the terms of its strategic partnership agreements, including converting strategic partners from exclusive to non-exclusive partners. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Uses of Estimates” and Note 3, Financial Statement Components in this Quarterly Report on Form 10-Q for further information regarding our assessment of the recoverability of our prepaid sales commission balances with Avaya.
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
We have significant operations directly or through third parties in the U.S., Canada, the U.K., China, Ukraine, the Philippines, Germany, Spain, and France. We also sell our solutions to customers in other countries in Europe, Australia and in Singapore, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
For example, in connection with our strategic partnership with Avaya, we purchased $125.0 million of Avaya Series A Preferred Stock and made an advance of $375.0 million, predominantly for future fees, as well as for certain licensing rights (paid primarily in our Class A Common Stock). These are significant investments on which we may not realize the anticipated benefits for various reasons, including a lack of success in the marketing and sale of ACO, Avaya’s status as a going concern that could lead to financial distress, or the insolvency, or bankruptcy of Avaya or any of its subsidiaries, or other facts or circumstances that may limit our ability to recover, or realize benefits from, these investments. Refer to Note 3, Financial Statement Components in this Quarterly Report on Form 10-Q for further information regarding our assessment of the recoverability of our deferred and prepaid sales commission balances with Avaya.
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
No material deferred tax assets have been recognized on our Condensed Consolidated Balance Sheets related to these NOLs, as they are fully offset by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our initial public offering or another offering, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.
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
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Volatility in equity capital markets may materially and adversely affect our ability to fund our business through public or private sales of equity securities. Rising interest rates may reduce our access to debt capital. Any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in credit facilities we may secure in the future may restrict us from being able to conduct our operations in a manner required for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.
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
Following the U.K.’s exit from the EU on January 31, 2020 the U.K. largely adopted the EU rules on cross-border data flows, but allowed flexibility to diverge. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. On March 21, 2022, the U.K. Parliament approved new Standard Contractual Clauses (“UK SCCs”) to support personal data transfers out of the U.K., and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. We have begun adopting the UK SCCs with our customers and suppliers transferring personal data out of the U.K.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA created obligations relating to consumer data beginning on January 1, 2023, with implementing regulations expected on or before July 1, 2023, and enforcement beginning July 1, 2023. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. Colorado enacted a similar law, the Colorado Privacy Act, on June 8, 2021, which will take effect on July 1, 2023. Utah enacted a similar law, the Utah Consumer Privacy Act, on March 24, 2022, which will take effect on December 31, 2023, and Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, on May 10, 2022, which will take effect on July 1, 2023. The U.S. federal government also is contemplating federal privacy legislation. On September 15, 2022, California passed the California Age-Appropriate Design Code Act, which will become enforceable on July 1, 2024.

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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 934 issued patents, including patents acquired from a strategic partnership transaction, which expire between 2022 and 2041. We also have 73 patent applications pending examination in the U.S. and 62 patent applications, including patent applications acquired from a strategic partnership transaction, pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We have also acquired patents in connection with a strategic partnership that are currently pending assignment recordation in their respective patent offices. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. Stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 53% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for the foreseeable future, our stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
On December 13, 2021, our board of directors authorized a share repurchase program under which we may repurchase up to $100 million of our outstanding Class A Common Stock. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Notes. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. As of September 30, 2022, we have repurchased $45 million of our Class A Common Stock under this program. The timing and number of any future shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2022. Our board of directors will review the program periodically and may authorize adjustments of its terms if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in 2019, France introduced a digital services tax at a rate of 3% on revenues derived from digital activities in France, and other jurisdictions are proposing or could introduce similar laws in the future. In addition, the United States recently introduced a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.
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
Our estimates or judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, including with respect to our recoverability assessment for prepaid sales commission balances with Avaya, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include those related to revenues the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, liability and equity allocation of convertible senior notes, return reserves, provision for income taxes, uncertain tax position, loss contingencies, sales tax liabilities and accrued liabilities. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
In particular, in connection with the Avaya partnership, we paid Avaya an advance predominately in stock, predominantly for future commissions for each qualified unit of Avaya Cloud Office by RingCentral sold during the term of the partnership. The unutilized prepaid sales commission balance is refundable to us at the end of the contractual term. Avaya recently disclosed in its earnings release, among other things, that it had determined that there was substantial doubt about its ability to continue as a “going concern.” While Avaya provided preliminary third quarter financial information and related disclosures, it also indicated that it would be unable to timely file its Form 10-Q for the quarter ended June 30, 2022, as a result of significantly lower than expected financial results and related impairment testing and an ongoing internal whistleblower investigation. Avaya has not made any additional financial information publicly available with respect to its third quarter or its financial results for its fiscal year ended September 30, 2022.
We evaluate our deferred and prepaid sales commission balances for possible recoverability whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Avaya continues to sell the ACO product and earn sales commissions, which the Company is applying against the prepaid sales commission balance, but as a result of the uncertainty regarding Avaya’s financial condition, we have performed a recoverability assessment based on the facts and circumstances known to date. In light of Avaya's public disclosures, we have recorded a non-cash asset write-down charge of $124.9 million, out of which $21.7 million of this balance is accrued interest and is recorded in other expenses in the Condensed Consolidated Statement of Operations. There can be no assurances that the Company’s current estimates are accurate or will not subsequently need to be revised as additional information regarding Avaya’s financial status and condition is made publicly available.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended September 30, 2022 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
July 1, 2022 to July 31, 2022	—	$—	—	75,004
August 1, 2022 to August 31, 2022	419,214	$47.63	419,214	55,013
September 1, 2022 to September 30, 2022	—	$—	—	55,013
Total	419,214		419,214
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
Item 3. Default Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
On and effective November 7, 2022, our board of directors adopted amendments to our Amended and Restated Bylaws (the “Amended and Restated Bylaws”) to, among other things:
1.Enhance disclosure and procedural requirements in connection with stockholder nominations of directors, including by (i) requiring any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than our nominees in accordance with Rule 14a-19 under the Securities Exchange Act of 1934, as amended, (ii) requiring nominating stockholders to provide reasonable evidence, upon our request, that certain requirements of such rule have been satisfied, (iii) permitting us to disregard proxies or votes solicited for such stockholders’ nominees if such stockholder fails to comply with the requirements of Rule 14a-19(a)(2) and Rule 14a-19(a)(3) and (iv) incorporating other technical changes in light of the universal proxy rules adopted by the SEC;
2.Add new forum selection provisions; and
3.Update various provisions of the Amended and Restated Bylaws to reflect amendments to Delaware law and relating to corporate governance, including by (i) clarifying the adjournment procedures for virtual meetings of stockholders, (ii) allowing our board of directors to cancel, postpone or reschedule an annual meeting, and (iii) eliminating the requirement that the list of stockholders be open to examination at meetings of stockholders.

The preceding summary of the Amended and Restated Bylaws is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the Amended and Restated Bylaws filed herewith as Exhibit 3.1.
Item 6. Exhibits.
    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Bylaws of the Registrant, as adopted on November 7, 2022.	Filed herewith
3.2	Bylaws of the Registrant, as adopted on November 7, 2022. (redlined)	Filed herewith
10.1+	2022 Bonus Plan, Appendix A-Q1 2022.	Filed herewith
10.2+	2022 Bonus Plan, Appendix A-Q1 2022.	Filed herewith
10.3+	2022 Bonus Plan, Appendix A-Q3-4 2022.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith
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

RingCentral, Inc.

Date: November 9, 2022	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2022	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)