Form 10-Q/A
period 2022-09-30
RingCentral, Inc.
filed 2022-11-14
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
(650) 472-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock par value $0.0001	RNG	New York Stock Exchange
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

EXPLANATORY NOTE
RingCentral (the “Company”) is filing this Form
10-Q/A
to supplement its Quarterly Report on Form
10-Q
for the quarter ended September 30, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2022 (the “Original Filing”). This
10-Q/A
is being filed because we learned from our auditor subsequent to the Original Filing that our auditor had not fully completed their internal quarterly procedures. KPMG LLP subsequently finished their internal quarterly procedures. There were no changes to the Original Filing and this
10-Q/A
includes an update to the Exhibit List and corresponding exhibits. Accordingly, this
10-Q/A
should be read in conjunction with the Original Filing.

PART I — FINANCIAL INFORMATION
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors RingCentral, Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of RingCentral, Inc. and subsidiaries (the Company) as of September 30, 2022, the related condensed consolidated statements of operations, comprehensive loss for the three-month and nine-month periods ended September 30, 2022 and 2021, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, the related condensed consolidated statements of stockholders’ (deficit) equity for the three-month periods ended September 30, June 30 and March 31, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

San Francisco , California
November 13, 2022

Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.
EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
15.1	Awareness Letter of KPMG LLP, dated November 13, 2022	Filed herewith

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RingCentral, Inc.

Date: November 14, 2022	By:	/s/ Sonalee Parekh
Sonalee Parekh

Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2022	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal

Chief Accounting Officer (Principal Accounting Officer)