Form 10-K
period 2022-12-31
RingCentral, Inc.
filed 2023-02-23
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‑based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $52.26 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $4.5 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 14, 2023, there were 85,549,766 shares of Class A Common Stock and 9,924,538 shares of Class B Common Stock outstanding.

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
•our success with our strategic partners and global service providers;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be significantly different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date in this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be significantly different from what we expect.
Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ significantly from those anticipated in these forward-looking statements, even if new information becomes available in the future.
ITEM 1.    BUSINESS
Overview
We are a leading provider of global enterprise cloud communications, video meetings, collaboration, and contact center software-as-a-service (“SaaS”) solutions. We believe that our innovative, cloud-based communication and customer engagement platform disrupts the large market for business communications and collaboration by providing flexible and cost-effective solutions that support mobile and distributed workforces. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and responsive.
Our cloud-based solutions are designed to be easy to use, providing a global user identity across devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly and configured and managed easily. Our cloud-based solutions are location and device independent and better suited to address the needs of modern mobile and global enterprise workforces than are legacy on-premises systems. Through our open platform, we enable third-party developers and customers to develop integrations and workflows using our robust set of Application Programming Interface (“API”) and software developers’ kits (“SDKs”).

The rapid growth of mobile communications has changed the way businesses interact. Employees connect from anywhere with any device, using multiple modes of communications including messaging, video, phone, and text. These forms of flexible communications enable employees to be productive in ways that traditional on-premises systems do not support.
We believe RingCentral benefits from both the shift to mobile and distributed workforces and the migration of on-premises based communication systems to cloud-based software solutions. Our cloud communications and customer engagement solutions are based on our Message Video Phone (MVP) platform, which has been designed from the ground up, specifically for today’s mobile and distributed workforce. In addition, our differentiated open platform enables seamless integration with third-party and custom software applications. These integrations improve business workflows resulting in higher employee productivity and better customer service. Our global delivery capabilities support the needs of multi-national enterprises in multiple countries.

We offer three key products in our portfolio, including:
•RingCentral MVP (formerly RingCentral Office), a Unified Communications as a Service (“UCaaS”) platform, including team messaging, video meetings, and a cloud phone system;
•Customer engagement solutions, including RingCentral Contact Center, RingCentral Engage Digital and Voice; and
•RingCentral Video, launched in 2020, our branded video meeting solution with team messaging that enables smart video meetings.
We generate revenues primarily from the sale of subscriptions for our cloud-based services. We focus on acquiring and retaining our customers, adding value to their experience, and increasing their use of our solutions. As their needs change, customers add users to services and additional features and functionality to expand their use of other solutions.
We continue to support our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Strategic partners who market and sell our MVP and other solutions, including co-branded solutions. Such partnerships include Mitel US Holdings, Inc. (“Mitel”), Amazon Web Services (“Amazon”), Alcatel-Lucent Enterprise (“ALE”), Avaya Holding Corp. (“Avaya”), Atos SE (“Atos”), and Unify Software and Solutions GmbH & CO. KG (“Unify”).
•Global Service Provider partners who sell our product, including AT&T (“AT&T”), TELUS Communications Company (“TELUS”), BT Group plc (“BT”), Vodafone Group Services Limited (“Vodafone”), Verizon Business (“Verizon”), Deutsche Telekom (“DT”), 1&1 Versatel in Germany, Ecotel in Germany, MCM in Mexico, Frontier, Charter Communications and others.
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
Our Solutions
Our cloud-based business communications, collaboration, and customer engagement solutions function across multiple locations and devices, including smartphones, tablets, PCs and desk phones, allow for communication across multiple modes, including high-definition (“HD”) voice, video, SMS, messaging and collaboration, conferencing, and fax. Our proprietary solutions enable a more productive and dynamic workforce and are architected using industry standards to meet modern business communications and collaboration requirements, including workforce mobility, “bring-your-own” communications device environments and multiple communications methods.
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
We believe that our solutions go beyond the core functionality of existing on-premise communications solutions by providing additional key benefits that address the changing requirements of business to allow business communications using HD voice, video, SMS, messaging, collaboration, conferencing, and fax. The key benefits of our solutions include:
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
•Team Messaging and Collaboration.    We offer team messaging and collaboration solutions which allow diverse teams to stay connected through multiple modes of communication. In addition to team messaging and communications, teams can share tasks, notes, group calendars, and files.
•RingCentral Video (“RCV”) and RingCentral Rooms.    RingCentral Video leverages RingCentral’s open platform to address the demand in work from anywhere by leveraging technologies to enable a fast, unified, open, and trusted video meetings experience. It includes a robust analytics platform that gives IT system administrators access to key performance indicators such as adoption, usage, and quality of service metrics.

RCV is also integrated with business productivity applications such as Google Workspace, Salesforce, HubSpot, Microsoft 365, Slack, Theta Lake, and Zoho, among others. RingCentral Rooms and Rooms Connector bring a cloud web conferencing solution to meeting rooms and meeting spaces that have dedicated video conferencing equipment such as monitors, speakers, microphones, and cameras, and support for large meetings and webinars for a monthly per license add-on fee.
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
•RingCentral Cloud Connector. RingCentral Cloud Connector is a hybrid PBX solution where businesses can interconnect their on-premises PBX systems with RingCentral MVP. This allows for seamless internal employee dialing between on-premises PBX users and RingCentral cloud users. Previously, internal employee communication between both groups would be difficult to be connected, which caused increased overall telecommunications spend and IT complexities due to roaming charges and PSTN connectivity. Modern UCaaS providers like RingCentral changed that model and now include a hybrid PBX solution with offering.
•RingCentral Direct Connect.   RingCentral Direct Connect is a service that allows enterprises to leverage their dedicated and secure connections to exchange data directly with the RingCentral cloud. Customers use their preferred network service provider to connect to the RingCentral cloud through a secure data exchange enabling lower latency, greater network reliability and availability, and added security.
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
•RingCentral Fax.   RingCentral Fax provides online fax capabilities that allow businesses to send and receive fax documents without the need for a fax machine. RingCentral Fax capability is made available to all

RingCentral MVP customers or as a stand-alone offering at monthly subscription rates that vary based on the desired number of pages and phone numbers allotted to the plan.
RingCentral Contact Center.    RingCentral Contact Center is a collaborative contact center solution that delivers AI powered omni-channel and workforce engagement solution with integrated RingCentral MVP. RingCentral Contact Center brings together the powerful integration of CCaaS which leverages technology from NICE inContact, Inc., along with RingCentral MVP, enabling an easy collaboration while delivering seamless omnichannel experiences across 30+ digital and voice channels.
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
RingCentral Engage Voice.    Engage Voice is a cloud-based outbound/blended customer engagement platform for small to midsize companies. The platform provides automated dialing capabilities to help accelerate the sales process and reduce time it takes sales teams to reach prospects.
RingCentral Video.   RingCentral Video is a smart video meeting service, which includes our RCV video and team messaging capabilities. It is an easy-to-use solution that offers high quality and high availability video and audio conferencing, seamlessly integrated with team messaging, file sharing, contact, task, and calendar management. It includes pre-meeting, in-meeting, and post-meeting capabilities, and provides a completely integrated team collaboration capability. RingCentral Video is provided in two editions: Pro, which is a free service, and a paid Pro Plus subscription service which offers a higher number of meeting participants and additional video meeting and administrative management capabilities.
RingCentral Professional Services. Professional Services helps guide our customers through the many points of the cloud adoption lifecycle: consultation, UCaaS and CCaaS implementation, VoIP phone system adoption, configuring custom workflows, customer and user onboarding, ongoing support, managed services, and more.
Segment Reporting
Our organizational structure is a single reportable segment. A discussion of the results of our operations is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report of Form 10-K, under Consolidated Financial Statements, which are incorporated herein by reference.
Our Customers
We have a diverse and growing customer base across a wide range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. We seek to establish and maintain long-term relationships with our customers. We do not have significant customer concentration and no individual customer accounted for more than 10% of total revenue for the years ended December 31, 2022, 2021, and 2020. We believe that we will not have significant customer concentration in the future.
We sell our solutions to enterprise customers, and small and medium-sized businesses. We define a “customer” as a party that purchases or subscribes to our products and services directly or through our indirect sales channel, which includes resellers and distributors, strategic partners and global service providers. We continuously expand our solution offering globally and believe that there are additional growth opportunities in international markets.
Marketing, Sales and Support
We use a variety of marketing, sales, and support activities to generate and cultivate ongoing customer demand for our subscriptions, acquire new customers, and engage with our existing customers. We sell globally through both direct and indirect channels, which includes resellers and distributors, strategic partners and global service providers. We provide onboarding implementation services to help our customers set up and configure their newly purchased communications system, as well as ongoing self-service, phone support, online chat support, and training. We also closely track and monitor customer acquisition costs to assess how we are deploying our marketing, sales, and customer support spending.

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
•Indirect Sales.    Our indirect sales channel consists of global and regional networks of resellers and distributors, strategic partners and global and regional service providers. Our indirect sales channels help broaden the adoption of our solutions and enables us to leverage their sales force to sell our services as well as access their customer bases.
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
Research and Development
We believe that continued investment in research and development is critical to expanding our leadership position within the cloud-based business communications, collaboration, and contact center solutions market and is a key element of our culture. We devote the majority of our research and development resources to software development. Our engineering team has significant experience in various disciplines related to our platform, such as voice, video, text, team messaging and collaboration, mobile application development, IP networking and infrastructure, contact center, digital customer engagement, user experience, security, and robust multi-tenant cloud-based system architecture.
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
Technology and Operations
Our platforms are hosted both in private and public clouds. Our private clouds are built on a highly scalable and flexible infrastructure comprised of commercially available hardware and software components. Our public clouds are built on a platform that allows us to leverage shared components and services, enabling us to rapidly develop new features and functionalities on our existing platform without re-architecting the infrastructure to achieve geographical redundancy and high availability. We believe that both hardware and software components of our platform can be replaced, upgraded or added with minimal or no interruption in service. The system is designed to have no single point-of-failure. For the foreseeable future, we expect to increase our utilization of Amazon’s public cloud services.
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
Our worldwide intellectual property portfolio includes over 940 issued patents, which expire between 2023 and 2041, and over 129 patent applications, pending examination in the U.S. and in foreign jurisdictions, all of which are related to U.S. applications. In general, our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our solutions and subscriptions. In the future, we may “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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
•incumbency;
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
•software providers such as Microsoft Corporation and Cisco Systems, Inc. that generally license and/or host their software solutions, and their resellers including major global service providers and cable companies;
•established business communications providers that resell on-premise hardware, software, and hosted solutions, such as Comcast, COX, TMU, Orange, and others, all of whom currently have significantly greater resources than us and now or in the future also may develop and/or host their own or other solutions through the cloud;
•other cloud companies such as 8x8, Inc., Amazon.com, Inc., DialPad, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp. (acquired by Ericsson), and Zoom Video Communications, Inc.;

•video meeting and collaboration service providers such as Amazon.com, Inc., Apple Inc., Alphabet Inc. (Google G-Suite and Meet), Facebook, Inc., Microsoft Teams, Slack Technologies, Inc. (acquired by Salesforce.com, Inc.), and Zoom Video Communications, Inc.;
•other large internet companies such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and Salesforce.com, Inc., any of which might launch its own cloud-based business communication services or acquire other cloud-based business communications companies in the future;
•providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp. (acquired by Ericsson), and Slack Technologies, Inc. (acquired by salesforce.com, inc), on which customers can build diverse solutions by integrating cloud communications into business applications;
•contact center and customer relationship management providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC (acquired by Lifesize, Inc.), Talkdesk, Inc., Vonage Holdings Corp. (acquired by Ericsson), Salesforce.com, Inc., Twilio Inc., and Zoom Video Communications, Inc.; and
•digital engagement vendors such as eGain Corporation, LivePerson, Inc., among others named above that may offer similar features.
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
We invest in developing our talent and creating a superior employee experience. We believe that a highly engaged workforce will continue to drive RingCentral’s competitive advantage as an innovative company and will also keep RingCentral as an employer of choice. We believe that our approach to talent development and innovation enables our team members to grow in their current positions and build new skills. We provide learning courses across a broad range of categories such as leadership, inclusion and diversity, technical and compliance, among others. We have periodic employee surveys that allow employees to voice their perceptions of the Company and their work experience.
Our diversity and inclusion initiatives honor the unique background, identity and perspectives of each individual in our organization and we are committed to the success of our workforce and customers. We continue to drive key initiatives in talent acquisition and talent management to focus on increasing the representation of women and underrepresented groups in our global workforce. We received recognition for our initiatives in the area of diversity, equity and inclusiveness, wherein our CEO was recognized as the “Best Company for Women” and “Diversity” by Comparably in 2022. We encourage and support employee resource groups like our LGBTQ+ group, Black employees group and Pan-Asian group, among others. We continue to look for ways to further expand our efforts in the area of diversity, equity and inclusion.
We face competition for highly skilled and technical workforce with experience in our industry and locations where we maintain offices. We strive to provide competitive pay, benefits, and services to attract and retain our employees. Our equity and cash incentive plans are designed to attract, retain and reward employees, in order to increase stockholder value and to enable the success of our Company by motivating such individuals to perform to the best of their abilities and share in the value creation process. We also provide access to a variety of flexible health and wellness programs to our employees.
As of December 31, 2022, we had 3,902 full-time employees located in 17 countries. As of December 31, 2022, approximately 39% of our full-time employees were located outside of the United States. Our geographic diversification enhances our ability to retain and attract highly skilled talent, have an employee base across the globe to be closer to our customers, as well as manage our headcount costs. In 2022 and 2023, we undertook some “reductions in force” (“RIF”) that decreased our total number of world-wide employees by approximately ten percent (10%) and we may elect to undertake additional RIFs in the future.
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

Regulatory
As a provider of communication services over the Internet, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund, and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess interconnected Voice over Internet Protocol (“VoIP”) services. In addition, we have certified a wholly owned subsidiary as a competitive local exchange carrier in thirty states and the District of Columbia, and registered as an IP-enabled Service Provider in an additional eleven states. This subsidiary, RCLEC, is subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commissions in states where the subsidiary provides services. Specific regulations vary on a state-by-state basis, but generally include the requirement for our subsidiary to register or seek certification to provide its services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection, and consumer protection requirements.
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our subscriptions. Regulatory treatment of communications services over the Internet outside the U.S. varies from country to country, and may be more onerous than imposed on our subscriptions in the U.S. In the United Kingdom, for example, our subscriptions are regulated by Ofcom, which, among other things, requires electronic communications services providers such as our company to provide all users access to both 112 (EU-mandated) and 999 (U.K.-mandated) emergency service numbers at no charge. Similarly, in Canada, our subscriptions are regulated by the CRTC, which, among other things, imposes requirements like those in the U.S. related to the provision of E-911 services, in all areas of Canada where the wireline incumbent carrier offers such 911 services. Over the course of 2022, many countries across Europe implemented the EU Electronic Communications Code, clarifying and updating obligations on PSTN-connected voice service providers as well as imposing new requirements on number-independent services such as videoconferencing and team messaging. Additionally, the French regulatory agency, ARCEP, has made major changes to its telephone numbering plan that went into effect in January 2023, allowing for greater nomadic use of services like ours, and prohibiting the sub-assignment of phone numbers to resellers, requiring each provider to obtain numbers directly from ARCEP. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on the use of our subscriptions in international locations.
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
There are a number of federal, state, local, and foreign laws and regulations, such as the European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”), which extended the CCPA, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Privacy Act and the Utah Consumer Privacy Act, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. We expect that with the expansion of our Global MVP solution and sales of our services into new countries, we will become subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.
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
Summary Risk Factors
An investment in our Class A Common Stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment. It is only a summary. You should read this summary together with the more detailed description of each risk factor contained in the subheadings further below and other risks.
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
•We rely on third parties, including third parties in countries outside the U.S. including Russia (previously), Ukraine, Georgia, Philippines, and Spain and Bulgaria, for some of our software development, quality assurance, operations, and customer support, and some of these activities may be further impacted by Russia’s ongoing invasion of Ukraine.
•Global economic conditions may harm our industry, business and results of operations, including relations between the United States and China.
•Our rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
•Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Amazon, Atos/Unify, ALE, Mitel, Vodafone, DT, Verizon and others, which may not be successful.
•We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
•We rely and may in the future rely significantly on our strategic partners, resellers, and global service providers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
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
•A security incident, such as a cyber-attack, information security breach or denial of service event could delay or interrupt service to our customers, harm our reputation or business, impact our subscriptions, and subject us to significant liability.
•Increased customer turnover, or costs we incur to retain and upsell our customers, could materially and adversely affect our financial performance.
•If we are unable to attract new customers to our subscriptions or upsell to those customers on a cost-effective basis, our business will be materially and adversely affected.
•For as long as the dual class structure of our common stock as contained in our charter documents is in effect, voting control will be concentrated with a limited number of stockholders that held our stock prior to our initial public offering, including primarily our founders and their affiliates, and limiting other stockholders’ ability to influence corporate matters.

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
We expect to continue to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth has slowed and in the future, revenues may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, in particular the SaaS market, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods, such as our write-down charges relating to our strategic partnership with Avaya. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:
•our ability to expand and retain existing customers, resellers, partners, and global service providers, and expand our existing customers’ user base, and attract new customers;
•our ability to realize the benefits of our strategic partnerships;
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
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including the effects of the ongoing Russian invasion of Ukraine, including international sanctions against Russia, US-China relations, and the continued effects of the global outbreak of COVID-19.
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
We rely on third parties, including third parties in countries outside the U.S. including Russia (previously), Ukraine, Georgia, Philippines, Spain and Bulgaria, for some of our software development, quality assurance, operations, and customer support, and some of these activities may be further impacted by Russia’s ongoing invasion of Ukraine.
We currently depend on various third-parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we have outsourced some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Georgia, Alicante, Valencia and Malaga, Spain, Sofia, Bulgaria, Odesa, Ukraine, and Manila, the Philippines, and previously, St. Petersburg, Russia. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control, or effective management with respect to these business operations.
Our third-party partner in Ukraine has been impacted by Russia’s ongoing invasion of Ukraine. Our former third-party partner in Russia was also forced to cease its operations in St. Petersburg, and a substantial proportion of the affected personnel have relocated to other countries such as Georgia, Spain, and Bulgaria. Currently, our Ukrainian partner is continuing to provide services in Ukraine. However, Russia’s ongoing invasion of Ukraine has resulted in reducing or may result in discontinuing our partner operations in Ukraine, and may also delay our product development efforts and/or the release of new features and functionalities. In addition, we have incurred increased costs associated with managing or assisting in relocating our partners’ personnel or engaging with alternative third-party contractors or hiring employees outside of Russia and Ukraine, which could negatively impact our operating results and financial condition. We are working with our third-party contractor in Ukraine to relocate their personnel to Spain and other countries; however, we cannot assure you that we can permanently relocate them in a cost-effective manner, or at all. In addition, we cannot assure you that the geographies where we relocate such staff will possess the same level of cost efficiencies as Russia and Ukraine. We do not store or process any customer data in Russia or Ukraine and currently are not dependent on our operations in these locations to continue to provide our core services. We may need to rely on the staff of our third-party partner to assist us with preventing and remedying any cyber-attacks and the ongoing invasion could impact our ability to respond in a timely manner or at all.
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
The COVID-19 pandemic has continued to impact worldwide economic activity and financial markets. After closing our offices and restricting travel at the beginning of the pandemic, we reopened our offices to employees worldwide in 2022 and eased our travel restrictions. We continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available. This could again result in temporarily suspending travel and restricting the ability to do business in person, which could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer and other commercial contracts in a timely manner and our ability to source, assess, negotiate, and successfully implement and execute on, and realize the benefits of, acquisitions, investments, strategic partnerships and other strategic transactions, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. In addition, the COVID-19 pandemic has and may continue to disrupt the operations of our customers, resellers and other channel partners, strategic partners, suppliers and other third-party providers, which could continue to negatively impact our business, financial condition and results of operations. In addition, the rapid spread of variants of the virus and the ongoing pandemic and preventative measures taken worldwide has and could continue to adversely affect economies and financial markets globally in the future, which could decrease technology spending and continue to adversely affect demand for our solutions and harm our business. The full extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain.

Global economic conditions may harm our industry, business and results of operations, including relations between the United States and China.
We operate globally and as a result our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, lower consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability (including the potential of the U.S. government to default on the federal debt), changes in laws, and trade barriers and sanctions. Recently, increases in inflation and interest rates in the US have increased to levels not seen in several years, which have increased and may continue to increase our operating costs. In addition, such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, any U.S. federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers.
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Chinese Yuan, and Canadian Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. While we have limited currency exchange exposure to the Russian and Ukrainian currencies, we expect exchange rates with respect to these currencies to be volatile and other exchange rates may also be more volatile than normal as a result of the Russian invasion of Ukraine and related events. Changes in exchange rates have and may continue to negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future.
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
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, and global service providers, develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly as we continue to expand internationally, would add complexity to our organization and require effective communication and coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.
Our future operating results will rely in part upon the successful execution of our strategic partnerships with Avaya, Amazon, Atos/Unify, ALE, Mitel, Vodafone, DT, Verizon and others, which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationships with Avaya and its subsidiaries, Atos and its subsidiaries, including Unify, Mitel, Vodafone and its subsidiaries, Deutsche, and its subsidiaries, and Verizon and its subsidiaries will depend on a variety of factors, including our ability to work with our strategic partners to develop, market and sell our MVP and co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), and Unify Office by RingCentral (“UO”), and our other offerings. Setting up and maintaining the operations and processes of these strategic partnerships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations. For example, on December 13, 2022, Avaya filed a Form 8-K disclosing ongoing discussions regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings or investment transactions. In light of public disclosures about the likelihood of Avaya’s financial restructuring via Chapter 11, we recorded a non-cash asset write-down charge of $279.3 million for the year ended December 31, 2022, out of which $21.7 million of this balance was accrued interest and was recorded in other income (expense) in the Consolidated Statement of Operations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Refer to Note 5 – Strategic Partnerships and Asset Acquisitions in the accompanying notes to the consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K for further information regarding our assessment of the recoverability of our prepaid sales commission balances with Avaya. Further, on February 14, 2023, Avaya initiated an expedited, prepackaged financial restructuring via Chapter 11 with the support of certain of its financial stakeholders, including us. In connection therewith, we entered into a new extended and expanded partnership arrangement with Avaya pursuant to which, among other things, ACO remains Avaya’s exclusive UCaaS offering and Avaya agreed to certain minimum volume commitments. As part of the new agreements, we and Avaya agreed to a revised go-to-market incentive structure intended to drive migration of customers to ACO.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premise, hardware business communications providers such as ALE, Avaya, Cisco Systems, Inc., Mitel, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our global service providers and strategic partners, such as AT&T, BT, TELUS, Vodafone, DT, Verizon, Amazon, Avaya, Atos, ALE, and Mitel sell or are expected to sell our solutions, but they are also competitors for business communications. These companies have or may have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other cloud companies and established communications providers that resell on-premise hardware, software, and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., Sprint Corporation and Comcast Corporation in the U.S., TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premise hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Facebook, Inc., Oracle Corporation, and Salesforce.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp., and Slack Technologies, Inc. (acquired by Salesforce, Inc.), on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Avaya, Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., Serenova, LLC (acquired by Lifesize, Inc.), Talkdesk, Inc., Vonage Holdings Corp., Salesforce.com, Inc., and Twilio Inc. We also face competition from digital engagement vendors such as eGain Corporation, LivePerson, Inc., among others named above that may offer similar features.
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
We rely and may in the future rely significantly on our strategic partners, resellers, and global service providers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
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
We have also entered into certain agreements for strategic partnerships with Avaya, Amazon, Atos, ALE, Mitel, Vodafone, DT and Verizon to sell certain of our solutions. Avaya introduced the ACO solution at the end of the first quarter of 2020, and Atos and Unify introduced the Unify Office solution during the third quarter of 2020; however, there can be no guarantee that Avaya, Atos, Unify, Mitel, Vodafone, DT, Verizon and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. Further, certain partners have failed in the past, and may fail in the future, to meet their minimum contractual seat and/or revenue commitments, including recoupment of advance payments. The Company has in the past, and may in the future, renegotiate the terms of its strategic partnership agreements, including converting strategic partners from exclusive to non-exclusive partners. For example, on February 14, 2023, Avaya initiated an expedited, prepackaged financial restructuring via Chapter 11 with the support of certain of its financial stakeholders, including us. In connection therewith, we entered into a new extended and expanded partnership arrangement with Avaya pursuant to which, among other things, ACO remains Avaya’s exclusive UCaaS offering and Avaya agreed to certain minimum volume commitments. As part of the new agreements, we and Avaya agreed to a revised go-to-market incentive structure intended to drive migration of customers to ACO.
If our strategic partners and global service providers and/or any of their respective channel partners are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our resellers and other channel partners, global service providers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers and other channel partners, global service providers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
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
In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, although we introduced our own video and web conferencing solution in April 2020 and have migrated many of our customers to RingCentral Video, there are still several existing customers who continue to use Zoom Video Communications, Inc. for HD video and web conferencing and screen sharing features, Bandwidth.com for texting capabilities, and NICE inContact, Inc. for contact center capabilities. In the future, we may not continue to have long-term contracts with any or all of these third-party providers. Any of these service providers could elect or attempt to stop providing us with access to their services or our contracts with these third-party providers may terminate, expire, or be breached. If any of these service providers ceases to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations. U.S. mobile carriers are now requiring businesses using SMS on over-the-top providers such as RingCentral to register with The Campaign Registry (TCR), to ensure text messages are compliant with wireless carrier guidelines, as well as to reduce spam. These new rules affect our customers, and we are building integrations with TCR to complete those registrations on our customers' behalf. In the future, customers who are not registered with TCR may not be able to send or receive SMS using our service. Furthermore, we are no longer offering or selling RingCentral Meetings to new customers and are instead offering our own RingCentral Video solution, and, in light of our settlement with Zoom, we believe that we will be able to migrate all or substantially all of our customers to RingCentral Video. Nevertheless, it is possible that not all existing customers will migrate to RingCentral Video. Therefore, our inability to offer and sell RingCentral Meetings, or to successfully transfer existing customers to our own solution, may cause some prospective customers not to purchase our services and/or existing customers not to renew their contracts for our services or to renew for a fewer number of seats.
Finally, if problems occur with any of these third-party network or service providers, it may cause errors or poor call quality in our subscriptions, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor call quality in our subscriptions, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our subscriptions, termination of our relationships and agreements with our resellers or global service providers, or liability for failure to meet service level agreements, and may seriously harm our business and results of operations.

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
We currently serve our North American customers from geographically disparate data center hosting facilities in North America, where we lease space from Equinix, Inc., and other providers, and we serve our European customers from third-party data center hosting facilities in Europe. We also use third-party co-location facilities located in various international regions to serve our customers in these regions. Certain of our solutions are hosted by third-party data center facilities including Amazon Web Services, Inc. (“AWS”), NICE inContact, Inc., and Google Cloud Platform. In addition, RCLEC uses third-party co-location facilities to provide us with network services at several locations. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.
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
•require us to pay penalties or issue credits or refunds to our customers, resellers, or global service providers, or expose us to claims for damages;
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
In addition, we use third-party vendors who, in some cases, have access to our data and our employees’, partners’, and customers’ data. We employ layered security measures and have a means of working with third parties who report vulnerabilities to us. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors’ computing devices, infrastructure, or networks, may be vulnerable to hackers, computer viruses, worms, ransomware, other malicious software programs, employee theft or misuse, phishing, denial-of-service attacks, or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network, or business practices or our or our vendors’ customers, employees, business partners, consultants, or other Internet users who attempt to invade our or our vendors’ corporate and personal computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security weakness or vulnerability in our, our vendors’, or our customers’ infrastructure, networks, or business practices that is successfully targeted, we could face increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our partners and our customers, fines, claims, investigations and other proceedings, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in strengthening our security controls or in remediating security vulnerabilities, we could incur increased costs and capital expenditures.
We have implemented remote working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure, networks, and the information, including personally identifiable information, we process, including for example by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store company-controlled information outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home as a result of the COVID-19 pandemic. We also allow a substantial number of our employees that are designated “hybrid” to work from home about fifty-percent (50%) of the time. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware, other malware and phishing attacks, and we may remain responsible for unauthorized access to, loss, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain, even if the security measures used to protect such information comply with applicable laws, regulations and other actual or asserted obligations. Additionally, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our vendors, business partners, and consultants are vulnerable to heightened risks of cyber-attacks, from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain, continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts will be successful.
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
Our future success also depends on our ability to continue to attract and retain highly skilled personnel. Despite many recent layoffs in the technology industry, we believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations where we maintain offices. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel.
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
Customer turnover, as well as reductions in the number of users for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our subscriptions, the value proposition of our subscriptions or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. In addition, the impact of the global economic conditions, including concerns about rising inflation or the potential of the U.S. government to default on the federal debt and an associated economic downturn, could cause financial hardship for our customers, decrease technology spending and materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, or cause our customers to seek a decrease in the number of users or solutions for which they subscribe. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
A significant portion of our revenues today come from small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. Any economic downturn could decrease technology spending and the number of employees of small and medium sized businesses in ways that adversely affect demand for our offerings, could increase churn or downsell and harm our business and results of operations. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new small and medium-sized customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

We face significant risks in our strategy to target medium-sized and larger businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.
Sales to medium-sized and larger businesses continue to grow in both absolute dollars and as a percentage of our total sales. As we continue to target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions generally requires the approval of more technical personnel and management levels within a potential customer’s organization, and therefore, these types of sales require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services, and customization, and may require highly skilled sales and support personnel. Our investment in marketing our subscriptions to these potential customers may not be successful, which could significantly and adversely affect our results of operations and our overall ability to grow our customer base. Furthermore, many medium-sized and larger businesses that we target for sales may already purchase business communications solutions from our larger competitors or, due to economic conditions or otherwise, reduce their technology spending or reduce the number of employees for whom they purchase our solutions or reduce the number of existing employees using our solution (i.e., down-sell). As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales support to individual customers, and invest in hiring and retaining highly skilled personnel, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met.
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop more slowly than we anticipate, or develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice and video communications by businesses, as compared to email and other data-based methods, and future demand for and adoption of Internet voice and video communications systems and services. In addition, to compete successfully in this emerging market, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. Currently, we derive a majority of our revenues from subscriptions to RingCentral MVP, and we expect this will continue for the foreseeable future. However, our future success likely will also depend on our ability to introduce and sell new services, features, and functionality that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If customers pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that a customer did not authorize the specific credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant and/or service provider standards, including data protection standards, required to utilize their services from time to time. We have established and implemented measures intended to comply with the Payment Card Industry Data Security Standard (“PCI DSS”) in the U.S., Canada, and the U.K. If we fail to maintain compliance with such standards or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If we fail to maintain compliance with current service provider standards, such as PCI DSS, or fail to meet new standards, customers may choose not to use our services for certain types of communication they have with their customers. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant or service provider standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to induce employees, sub-contractors, or consultants into disclosing customer credentials and other account information, which can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and costs that we must pay to global service providers. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments could cause our paid customer base to significantly decrease, which would have a material adverse effect on our results of operations, financial condition, and ability to grow our business.

We are in the process of expanding our international operations, which exposes us to significant risks.
We have significant operations directly or through third parties in the U.S., Canada, the U.K., China, Ukraine, the Philippines, Germany, Georgia, Bulgaria, Spain, and France. We also sell our solutions to customers in several countries in Europe, Australia and Singapore, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
•deterioration of political relations between the U.S. and other countries in which we operate, particularly China and the Philippines; and
•political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the U.S. against these countries, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, and resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, all of which could have a material adverse effect on our operations.
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
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our investment in and strategic partnerships with Avaya, Atos, Amazon, Mitel, Vodafone, DT, Charter and Verizon. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
These are significant investments on which we may not realize the anticipated benefits for various reasons. For example, in connection with our strategic partnership with Avaya, we made an advance of $375.0 million that was paid primarily in our Class A Common Stock, predominantly for future fees, as well as for certain licensing rights, and we purchased $125.0 million of Avaya Series A Preferred Stock. On December 13, 2022, Avaya filed a Form 8-K disclosing ongoing discussions regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings or investment transactions. In light of public disclosures about the likelihood of Avaya’s financial restructuring via Chapter 11, we recorded a non-cash asset write-down charge of $279.3 million for the year ended December 31, 2022, out of which $21.7 million of this balance was accrued interest and was recorded in other income (expense) in the Consolidated Statement of

Operations. Further, on February 14, 2023, Avaya initiated an expedited, prepackaged financial restructuring via Chapter 11 with the support of certain of its financial stakeholders, including us. In connection therewith, we and Avaya entered into a new extended and expanded partnership arrangement pursuant to which, among other things, ACO remains Avaya’s exclusive UCaaS offering and Avaya agreed to certain minimum volume commitments. As part of the new agreements, we and Avaya agreed to a revised go-to-market incentive structure intended to drive migration of customers to ACO. Avaya’s contemplated prepackaged financial restructuring plan contemplates that the new partnership agreements between us and Avaya will be assumed and survive Avaya’s emergence from Chapter 11 and that the shares of Avaya Series A Preferred Stock held by us will be cancelled without any consideration. Refer to Note 5, Strategic Partnerships and Asset Acquisitions in this Annual Report on Form 10-K for further information regarding our assessment of the recoverability of our deferred and prepaid sales commission balances with Avaya.
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
As of December 31, 2022, we have federal net operating loss carryforwards (“NOLs”) of $1.9 billion, of which $193.4 million expire between 2033 and 2037 and the remainder do not expire. Additionally, we have state net operating loss carryforwards of $1.3 billion which will begin expiring in 2023. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
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
We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. Transferring numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our subscriptions must maintain both our subscription and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on third-party global service providers to transfer these numbers, a process that we do not control, and these third-party global service providers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires Internet voice communications providers to comply with specified number porting timeframes when customers leave our subscription for the services of another provider. Several international jurisdictions have imposed similar number portability requirements on subscription providers like us. If we or our third-party global service providers are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the U.S., both customers and global service providers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.
Our business could suffer if we cannot obtain or retain direct inward dialing numbers or are prohibited from obtaining local or toll-free numbers or if we are limited to distributing local or toll-free numbers to only certain customers.
Our future success depends on our ability to procure large quantities of local and toll-free direct inward dialing numbers (“DIDs”) in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications global service providers that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire DIDs for our operations would make our subscriptions less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud-based business communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs.
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
Phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones used by our customers are manufactured by only three third-party providers. If any of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. In addition, we must be successful in integrating our solutions with strategic partners’ devices in order to market and sell these solutions. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be canceled, which would harm our business, financial condition, and results of operations.
Our Credit Agreement imposes operating and financial restrictions on us.
On February 14, 2023, we entered into a Credit Agreement (the “Credit Agreement”), among the Company, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent. The obligations under the Credit Agreement and the other loan documents are guaranteed by certain of our material domestic subsidiaries, and secured by substantially all of our personal property and that of such subsidiary guarantors. Our Credit Agreement contains covenants that limit our ability and the ability of our subsidiaries to:
•incur additional debt;
•create liens;
•make investments;
•dispose of assets; and
•make certain restricted payments.
Further, the Credit Agreement contains financial covenants that require compliance with a maximum total net leverage ratio and minimum interest coverage ratio. All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions, or otherwise restrict our activities or business plans. A breach of any of these covenants could result in an event of default under the Credit Agreement. If an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under our convertible notes. Refer to Note 16 – Subsequent Events of the notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.
Risks Related to Regulatory Matters
Our subscriptions are subject to regulation, and future legislative or regulatory actions could adversely affect our business and expose us to liability in the U.S. and internationally.
Federal Regulation
Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers and enabling abbreviated dialing to designated numbers, maintaining records for disconnected numbers, cooperation with law enforcement, Federal Universal Service Fund

(“USF”) contributions, Enhanced 911 (“E-911”), outage reporting, call authentication, call spoofing, call blocking and other requirements and regulations. The FCC is considering new rules for text communications. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses or authorizations, repayment of funds, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.
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
Both we and RCLEC are also subject to state consumer protection laws, including privacy requirements, as well as U.S. state or municipal sales, use, excise, gross receipts, utility user and ad valorem taxes, fees, or surcharges.
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
For example, the GDPR, which came into force in May 2018, strengthened the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. National data protection supervisory authorities have been actively monitoring and sanctioning noncompliance with applicable regulations with particular focus on use of cookies without consent, protection of children data and breach of security. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. Other examples include, but are not limited to, Canadian data protection and anti-spam legislation and Australia’s Privacy Act and Australia’s Spam Act 2003, as amended.

Among other requirements, the GDPR regulates data transferred from the European Economic Area (the “EEA”) to countries that have not been found to provide adequate protection to such personal data, including the U.S. On June 4, 2021, the EU Commission adopted new Standard Contractual Clauses (“2021 SCCs”), for the transfer of personal data from the EU to countries not deemed by the EU Commission as providing adequate protection of personal data (e.g., the U.S.). We have begun adopting the 2021 SCCs with our customers and our suppliers transferring data out of the EEA and Switzerland (with approved modifications by the Federal Data Protection and Information Commissioner). Despite this, it may be difficult to maintain appropriate safeguards for the transfer of such data from the EEA and Switzerland, in particular as a result of continued legal and legislative activity that has challenged or called into question existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
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
The 2021 SCCs and the UK SCCs include requirements to conduct personal data transfer impact assessments before transferring personal data out of the EEA, Switzerland and the U.K. The assessment requires the parties to take into account the specific circumstances of the transfer, the laws and practices of the destination country, particularly relating to government access, and any additional relevant contractual, technical or organizational safeguards. Each party is required to perform such an assessment and determine whether the transfer can proceed or must be suspended if there are insufficient safeguards to protect the transfer of personal data. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the implementation of the 2021 SCCs and UK SCCs, including requirements to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland and the U.K. to the U.S and other non-EEA countries. Additionally, we and our customers face the potential for regulators in the EEA, Switzerland or the U.K. to apply different standards to the transfer of personal data from the EEA, Switzerland or the U.K. to the U.S. and other non-EEA countries.
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
Additionally, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impact of the DSA on the overall industry, business models and our operations is uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs each of which could have an adverse effect on our business, financial condition, and results of operations.
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
Further, the Data Security Law of China (“DSL”), which took effect on September 1, 2021, and the Personal Information Protection Law of China (“PIPL”), which took effect on November 1, 2021, implement comprehensive regulation of data and personal data processing activities across all industries and operations such as collecting, utilizing, processing, sharing and transferring data and personal information in and out of China. The DSL and PIPL apply not only to the processing of data within China, but also cross-border data transfers as well as certain activities outside of China that relate to data originating from China. Restrictions imposed by the DSL and PIPL and uncertainty regarding their application in practice may impact us and our customers, and we may be required to implement modifications to our policies and practices in an effort to comply with these laws.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Moreover, a new privacy law, the CPRA, was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA created obligations relating to consumer data beginning on January 1, 2023, with enforcement beginning July 1, 2023. California residents’ rights under the CPRA to opt-out from the sale or sharing of their data may impact our marketing activities, particularly those that involve the use of third-party cookies on our websites. This may require that we implement specific contractual terms when we engage marketing entities to market our product and services and may limit our efforts to reach our target audience. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA is effective as of January 1, 2023. Colorado enacted a similar law, the Colorado Privacy Act, on June 8, 2021, which is effective as of July 1, 2023. Utah enacted a similar law, the Utah Consumer Privacy Act, on March 24, 2022, which is effective as of December 31, 2023, and Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, on May 10, 2022, which is effective as of July 1, 2023. The U.S. federal government also is contemplating federal privacy legislation. On September 15, 2022, California passed the California Age-Appropriate Design Code Act, which will become enforceable on July 1, 2024. Many of these new and evolving laws and regulations have required us to incur costs and expenses, and will require us to incur additional costs and expenses, in our efforts to comply.
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
Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, Georgia, Bulgaria and Spain,may have access to customer data; no personal customer data is processed or stored in Russia or Ukraine.. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.
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
We offer customer support through both our online account management website and our toll-free customer support number in multiple languages. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. Our third-party providers generally provide customer service and support to our customers without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in additional foreign languages. We also use third parties to deliver onsite professional services to our customers in deploying our solutions. If these vendors do not deliver timely and high-quality services to our customers, our reputation could be damaged, and we could lose customers. In addition, third-party professional services vendors may not be available when needed, which would adversely impact our ability to deliver on our customer commitments.
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
There has been substantial litigation in the areas in which we operate regarding intellectual property rights. For instance, we have recently and in the past been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify our customers, resellers, and global service providers for expenses and liability resulting from claimed intellectual property infringement by our solutions. From time to time, we have received requests for indemnification in connection with allegations of intellectual property infringement and we may choose, or be required, to assume the defense and/or reimburse our customers and/or resellers and global service providers for their expenses, settlement and/or liability. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we, or our customers and/or resellers, and global service providers, infringe their intellectual property rights.
We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Furthermore, regardless of their merits, accusations and lawsuits like these, whether against us or our customers, resellers, and global service providers, may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 940 issued patents, including patents acquired from a strategic partnership transaction, which expire between 2023 and 2041. We also have 72 patent applications pending examination in the U.S. and 59 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
Further, in the future, we may “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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
The stock market in general, and the market for SaaS and other technology-related stocks in particular, has been highly volatile. As a result, the market price and trading volume for our Class A Common Stock has been and may continue to be highly volatile, and investors in our Class A Common Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A Common Stock to fluctuate significantly include:
•our operating and financial performance and prospects and the performance of other similar companies including our strategic partners;
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
•changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, changes in diplomatic or trade relationships, civil unrest in various parts of the world, acts of war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions), terrorist attacks, or other catastrophic events, such as the global outbreak of COVID-19; and
•Geopolitical relations between the US and China.
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

For as long as the dual class structure of our common stock as contained in our charter documents is in effect, voting control will be concentrated with a limited number of stockholders that held our stock prior to our initial public offering, including primarily our founders and their affiliates, and limiting other stockholders’ ability to influence corporate matters.
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. Stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 54% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for as long as the Class B voting structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Holders of either series of Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus any accrued and unpaid special interest thereon, if any, as set forth in the applicable indenture governing the Notes. In addition, upon conversion of the Notes of the applicable series, we will be required to make cash payments in respect of such Notes being converted, as set forth in the applicable indenture governing the Notes. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed or repurchased. However, even though we entered into a new credit agreement on February 14, 2023, we cannot assure you that we will have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to such series of Notes being converted or at their respective maturity. Refer to Note 16 – Subsequent Events of the notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on the new credit agreement.
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
On February 13, 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $175 million of our outstanding Class A Common Stock, subject to certain limitations. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Notes. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. Our board had approved a previous share repurchase program in the past, and as of December 31, 2022, we have repurchased approximately $100 million of our Class A Common Stock under these programs. The timing and number of any future shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review the program periodically and may authorize adjustments of its terms if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm, KPMG LLP, is required to and has issued an attestation report as of December 31, 2022. While management concluded internal control over financial reporting was at a reasonable assurance level as of December 31, 2022, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.
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
In particular, in connection with the Avaya partnership, we paid Avaya an advance predominately in stock, predominantly for future commissions for each qualified unit of Avaya Cloud Office by RingCentral sold during the term of the partnership. Under the original terms of the strategic partnership with Avaya, the unutilized prepaid sales commission balance was to be repaid to us at the end of the contractual term. On December 13, 2022, Avaya filed a Form 8-K disclosing ongoing discussions regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings or investment transactions. In light of public disclosures about the likelihood of Avaya’s financial restructuring via Chapter 11, we recorded a non-cash asset write-down charge of $279.3 million for the year ended December 31, 2022, out of which $21.7 million of this balance was accrued interest and was recorded in other income (expense) in the Consolidated Statement of Operations. Further, on February 14, 2023, Avaya initiated an expedited, prepackaged financial restructuring via Chapter 11 with the support of certain of its financial stakeholders, including us. In connection therewith, we and Avaya entered into a new extended and expanded partnership arrangement pursuant to which, among other things, ACO remains Avaya’s exclusive UCaaS offering and Avaya agreed to certain minimum volume commitments. As part of the new agreements, we and Avaya agreed to a revised go-to-market incentive structure intended to drive migration of customers to ACO. Avaya’s contemplated prepackaged financial restructuring plan contemplates that the new partnership agreements between us and Avaya will be assumed and survive Avaya’s emergence from Chapter 11 and that the shares of Avaya Series A Preferred Stock held by us will be cancelled without any consideration.
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
We also lease office space in Denver, Colorado; Charlotte, North Carolina; Dallas, Texas; London, England; Paris, France; Tel Aviv, Israel; Xiamen and Hangzhou, China; and other small offices worldwide. In addition, we lease space from third-party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna and Ashburn, Virginia; San Jose and Santa Clara, California; Chicago, Illinois; Amsterdam, the Netherlands; Zurich, Switzerland; Frankfurt, Germany; Bangalore and Mumbai, India; Johannesburg, South Africa; and other small locations worldwide. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.
ITEM 3.    LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 8 – Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under “Legal Matters” which is incorporated herein by reference.
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
Stockholders
As of February 14, 2023, there were 15 stockholders of record of our Class A Common Stock and Class B Common Stock. Because most of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Sales of Unregistered Equity Securities and Use of Proceeds
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended December 31, 2022 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended December 31, 2022 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1, 2022 to October 31, 2022	—	$—	—	55,013
November 1, 2022 to November 30, 2022	1,314,610	$37.12	1,314,610	5,249
December 1, 2022 to December 31, 2022	142,465	$35.08	142,465	252
Total	1,457,075		1,457,075
(1)In December 2021, our board of directors authorized a share repurchase program to repurchase up to $100 million of the Company’s outstanding shares of Class A Common Stock. Under the program, share repurchases were permitted to be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means. We completed our Share Repurchase Program on December 31, 2022. On February 13, 2023, the Board authorized another share repurchase program to repurchase up to $175 million of the Company’s outstanding shares of Class A Common Stock. Under this share repurchase program, share repurchases were permitted to be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means. Please refer to

Note 9 – Stockholders’ Deficit and Convertible Preferred Stock in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
The graph below matches RingCentral Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 1000 index and the NASDAQ Computer index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2017 to December 31, 2022. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A Common Stock.
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
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussion regarding our financial condition and results of operations for fiscal 2021 as compared to fiscal 2020 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, as amended, which information is incorporated herein by reference.
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
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the years ended December 31, 2022, 2021, and 2020, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services; however, in some cases, we have built “interoperability” between MVP and third-party hardware devices. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to support our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Strategic partners who market and sell our MVP and solutions, including co-branded solutions. Such partnerships include Mitel, Amazon, ALE, Avaya, Atos, and Unify.
•Global Service Providers including AT&T, TELUS, BT, Vodafone, Verizon, DT, 1&1 Versatel in Germany, Ecotel in Germany, MCM in Mexico, Frontier, Charter Communications and others.

Our revenue growth has primarily been driven by our flagship RingCentral MVP, RingCentral customer engagement solutions product offering, recurring license and other fees, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers, which has resulted in an increased number of customers, relatively stable average subscription revenue per user, and relatively stable retention of our existing customer and user base. While average subscription revenue per user has been relatively stable, given competitive pressures in the market, we may see a reduction of average subscription revenue per user, and/or a decrease in acquisition and renewal rates, and/or an increase in down-sell and churn in the future. We define a “customer” as any party that purchases or subscribes to our products and services directly or indirectly through our channel partners. As of December 31, 2022, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the years ended December 31, 2022, 2021 and 2020, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
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
Macroeconomic factors include increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates, all of which can cause uncertainty. We have experienced sales cycles normalizing to pre-COVID norms and more cautious buying behavior from larger customers manifesting itself in smaller initial deployments. We also noted sales cycle times for up-market customers elongated incrementally in 2022, as customers often required additional approvals before making purchase decisions. We anticipate this behavior may persist until the macroenvironment becomes less uncertain. Also during the year, the United States Dollar has strengthened significantly against certain foreign currencies, particularly against the British Pound Sterling, Euro and Canadian Dollar. If these conditions continue, they could have an adverse impact on our results. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
We had previously outsourced some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Odesa, Ukraine, and St. Petersburg, Russia. In 2022, we relocated some of their personnel to other countries and currently have no third-party contractors or employees in Russia. During the year ended December 31, 2022, direct and incremental expenses associated with our relocation efforts was $21.9 million. We do not store or process any personal customer data in Russia or Ukraine and are not materially dependent on operations in these locations to continue to provide our core services. Further discussion of the potential impact of the Russian invasion of Ukraine on our business can be found in the section titled “Risk Factors” included in Part II, Item 1A above.
In response to the COVID-19 pandemic we adopted several measures to support the health and well-being of our global employees, customers, partners and communities. Such measures included temporarily requiring the vast majority of our employees to work remotely, suspending non-essential travel worldwide for our employees, and shifting some of our customer and industry events to virtual-only experiences. Beginning in the first quarter of 2022, we started to re-open our offices in the United States and other locations globally for employees to return. We have taken recommended measures to protect our employees who return to the office that include respecting occupancy limitations applicable to our facilities and implementing vaccination requirements; among other safety measures. We have also introduced company-wide programs to support the mental well-being of our employees such as providing virtual wellness classes. As we continue to monitor the actual and potential effects of the COVID-19 pandemic across our business, we may further adjust our policies depending on the severity of, or a spike in, COVID-19 or as may be required or recommended by federal, foreign, state or local authorities.
Further discussion of the potential impacts of the COVID-19 pandemic on our business can be found in the section titled “Risk Factors” included in Part I, Item 1A above.

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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2022 was $175.0 million. As such, our ARR at December 31, 2022 was $2.1 billion compared to $1.8 billion at December 31, 2021.
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
Our key business metrics for the five quarterly periods ended December 31, 2022 were as follows (dollars in millions):

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2,099.7	$2,046.9	$1,980.7	$1,894.8	$1,799.9

Components of Results of Operations
Revenues
Our revenues for the years presented consisted of subscriptions and other revenues. Our subscriptions revenue primarily includes recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, one-time fees, recurring license and other fees, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. We provide our subscriptions to our customers pursuant to contractual arrangements that range in duration typically from one month to five years. We provide our subscriptions to our customers pursuant to either “click through” online agreements for service terms up to one year or written agreements when the arrangement is expected to be one year or longer. We offer our subscriptions based on the functionalities and services selected by a customer, and generally our subscription arrangements automatically renew for additional periods at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.
We generally bill our subscription fees in advance. We recognize subscription revenue over the term of the agreement. Amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our Consolidated Balance Sheets.
We also generate revenues through sales of our subscriptions and products by resellers, strategic partners, and global service providers. When we control the performance of the contractual obligations, we record the revenues on a gross basis and amounts retained by our resellers are recorded as sales and marketing expense. Our assumption of such control is evidenced when, among other things, we are primarily responsible for the delivery of the service or products, have inventory risk, and have discretion in establishing pricing of the arrangement.
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
Operating Expenses
We classify our operating expenses as research and development, sales and marketing, general and administrative expenses, and asset write-down charges.
Our research and development efforts are focused on developing new and expanded features for our solutions, integrations with distributors and other software platforms, and improvements to our backend architecture. Research and development expenses consist primarily of personnel costs for employees and contractors, including share-based compensation expenses, and allocated costs of facilities and information technology, software tools, product certification, and the impact of the “reductions in force” (“RIF”) undertaken in 2022. We expense research and development costs as incurred, except for certain internal-use software development costs that we capitalize. We believe that continued investment in our products is important for our future growth, and we expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities including share-based compensation expenses, internet advertising fees, television, radio and billboard advertising, public relations, commissions paid to employees, resellers and other third parties, amortization of capitalized sales commissions, trade shows, travel expenses, credit card fees, marketing and promotional activities, amortization of acquired customer relationship intangibles, allocated costs of facilities and information technology, and the impact of the RIF undertaken in 2022. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future as we expand our sales and marketing efforts domestically and internationally and continue to build our brand, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
General and administrative expenses consist primarily of personnel costs, including share-based compensation expenses, for employees and contractors engaged in infrastructure and administrative activities to support the day-to-day operations of our business. Other significant components of general and administrative expenses include professional service fees, allocated costs of facilities and information technology, cost of compliance with certain government-imposed taxes, the costs of legal matters, business acquisition costs, loss contingencies, and the impact of the RIF undertaken in 2022. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future, although these expenses may fluctuate as a percentage of our total revenues from period to period, depending on the timing of these expenses.
Asset write-down charges consist of write-offs related to our assets, including deferred and prepaid sales commission and acquired intangibles balances, whenever events or changes in circumstances have occurred that could indicate the carrying amount of such assets may not be recoverable.

Other Income (Expense), Net
Interest expenses consist primarily of amortization of the debt discount and issuance costs in connection with our convertible senior notes.
Other income (expenses) consist primarily of the following items:
•unrealized gains and losses from fair value adjustments on our long-term investments
•the realized impact on foreign exchange resulting from the settlement of our foreign currency assets and liabilities as well as unrealized impact on foreign exchange resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies; and
•interest income from our investments.
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2022	2021	2020
Revenues
Subscriptions	$1,887,756	$1,482,080	$1,086,276
Other	100,574	112,674	97,381
Total revenues	1,988,330	1,594,754	1,183,657
Cost of revenues
Subscriptions	531,098	345,948	236,990
Other	110,633	102,421	86,617
Total cost of revenues	641,731	448,369	323,607
Gross profit	1,346,599	1,146,385	860,050
Operating expenses
Research and development	362,256	309,739	189,484
Sales and marketing	1,057,231	854,156	583,773
General and administrative	292,898	284,276	200,032
Asset write-down charges	283,689	—	—
Total operating expenses	1,996,074	1,448,171	973,289
Loss from operations	(649,475)	(301,786)	(113,239)
Other income (expense), net
Interest expense	(4,807)	(64,382)	(49,281)
Other income (expense)	(219,771)	(7,554)	80,458
Other income (expense), net	(224,578)	(71,936)	31,177
Loss before income taxes	(874,053)	(373,722)	(82,062)
Provision for income taxes	5,113	2,528	934
Net loss	$(879,166)	$(376,250)	$(82,996)

Percentage of Total Revenues*

	Year ended December 31,
	2022	2021	2020
Revenues
Subscriptions	95%	93%	92%
Other	5	7	8
Total revenues	100	100	100
Cost of revenues
Subscriptions	27	22	20
Other	6	6	7
Total cost of revenues	32	28	27
Gross profit	68	72	73
Operating expenses
Research and development	18	19	16
Sales and marketing	53	54	49
General and administrative	15	18	17
Asset write-down charges	14	—	—
Total operating expenses	100	91	82
Loss from operations	(33)	(19)	(10)
Other income (expense), net
Interest expense	—	(4)	(4)
Other income (expense)	(11)	0	7
Other income (expense), net	(11)	(5)	3
Loss before income taxes	(44)	(23)	(7)
Provision for income taxes	—	—	—
Net loss	(44%)	(24%)	(7%)
* Percentages may not add up due to rounding.
Comparison of Fiscal Years Ended December 31, 2022, 2021, and 2020:
Revenues

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Revenues
Subscriptions	$1,887,756	$1,482,080	$405,676	27%	$1,482,080	$1,086,276	$395,804	36%
Other	100,574	112,674	(12,100)	(11)%	112,674	97,381	15,293	16%
Total revenues	$1,988,330	$1,594,754	$393,576	25%	$1,594,754	$1,183,657	$411,097	35%
Percentage of revenues
Subscriptions	95%	93%			93%	92%
Other	5	7			7	8
Total	100%	100%			100%	100%
Subscriptions revenue. Subscriptions revenue increased by $405.7 million, or 27%, during fiscal year 2022 as compared to fiscal year 2021. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base from our MVP and customer engagement solutions, and an increase in recurring license and other fees, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. This growth was primarily driven by an increase in sales to our mid-market and enterprise customers as we continue to move up market. Although we expect to continue to add new customers and to increase the usage of our product for existing customers, we will monitor the impact of macroeconomic conditions, strengthening U.S. Dollar, and the effects of the COVID-19 pandemic. Subscriptions revenues included an adverse foreign currency impact of approximately 2% for the year ended December 31, 2022, compared to the respective prior year period. In addition, these macroeconomic factors could have an impact on customer buying behavior and demand, contract duration, churn, upsell and down-sell, payment terms, and credit card declines, all of which could cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services.
Other revenues decreased by $12.1 million, or 11%, during fiscal year 2022 as compared to fiscal year 2021, primarily due to the timing of revenue contracts for professional services compared to the prior year. Other revenues included an adverse foreign currency impact of approximately 1% for the year ended December 31, 2022 compared to the prior year. Due to evolving hybrid work environments, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the impact of the global economic conditions, and the effects of the COVID-19 pandemic on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Cost of revenues
Subscriptions	$531,098	$345,948	$185,150	54%	$345,948	$236,990	$108,958	46%
Other	110,633	102,421	8,212	8%	102,421	86,617	15,804	18%
Total cost of revenues	$641,731	$448,369	$193,362	43%	$448,369	$323,607	$124,762	39%
Percentage of revenues
Subscriptions	27%	22%			22%	20%
Other	6%	6%			6%	7%
Gross margins
Subscriptions	72%	77%			77%	78%
Other	(10)%	9%			9%	11%
Total gross margin %	68%	72%			72%	73%
Subscription cost of revenues and gross margin. Cost of subscriptions revenues increased by $185.2 million, or 54%, during fiscal year 2022 as compared to fiscal year 2021. The higher cost of subscription revenues and lower gross margin were due to incremental amortization of $108.2 million primarily from intangible assets we acquired in the fourth quarter of 2021, third-party costs of $31.8 million to support our solution offerings, infrastructure support costs of $29.2 million, personnel and contractor-related costs of $14.2 million, and professional fees of $1.4 million. Personnel and contractor related costs includes share-based compensation expense of $4.6 million.
The increase in expenses was driven by amortization of intangible assets we acquired in prior year, investments in our infrastructure and capacity to improve the availability of our subscription offerings, while also supporting the growth of new customers and increased usage of our subscriptions by our existing customer base.
Other cost of revenues and gross margin. Cost of other revenues increased by $8.2 million, or 8%, during fiscal year 2022 as compared to fiscal year 2021. The higher cost of other revenues and lower gross margin were primarily due to the increase in professional fees of $5.9 million and personnel costs of $5.0 million, partially offset by a decrease in hardware costs of $3.4 million.

Research and Development

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$362,256	$309,739	$52,517	17%	$309,739	$189,484	$120,255	63%
Percentage of total revenues	18%	19%			19%	16%
Research and development expenses increased by $52.5 million, or 17%, during fiscal year 2022 as compared to fiscal year 2021, primarily driven by an increase in personnel and contractor costs of $50.2 million, and $6.8 million in overhead costs to support our research and development efforts, partially offset by a $5.2 million reduction in professional fees. The increase in personnel and contractor costs was mainly driven by $18.5 million in incremental expenses associated with relocation of our third-party contractors as a result of the Russia-Ukraine conflict, $13.3 million related to headcount growth, $7.4 million related to contractor-related costs, $5.8 million related to share-based compensation expense primarily driven by equity awards granted to new and existing employees, and $5.3 million was due to restructuring costs.
The increases in research and development headcount and other expense categories were driven by continued investment in current and future software development projects for our applications. Given the continued emphasis and focus on product innovation, we expect research and development expenses to continue to increase in absolute dollars.
Sales and Marketing

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$1,057,231	$854,156	$203,075	24%	$854,156	$583,773	$270,383	46%
Percentage of total revenues	53%	54%			54%	49%
Sales and marketing expenses increased by $203.1 million, or 24%, during fiscal year 2022 as compared to fiscal year 2021, primarily due to increases in third-party commissions of $64.0 million, personnel and contractor costs of $50.9 million, amortization of deferred sales commission costs of $42.4 million, advertising, marketing and related travel costs of $42.2 million, and overhead costs of $4.5 million. Of the total increase in personnel and contractor costs, $18.0 million was attributable to headcount growth, $14.0 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees, $9.7 million was driven by restructuring costs, and $4.3 million due to contractor-related costs.
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
General and Administrative

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
General and administrative	$292,898	$284,276	$8,622	3%	$284,276	$200,032	$84,244	42%
Percentage of total revenues	15%	18%			18%	17%
General and administrative expenses increased by $8.6 million, or 3%, during fiscal year 2022 as compared to fiscal year 2021, primarily due to increases in personnel and contractor costs of $7.9 million, business fees and taxes of $3.6 million, and overhead costs of $1.6 million, partially offset by a $4.4 million reduction in professional fees. Of the total increase in personnel and contractor costs, $3.3 million was mainly due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees, and $2.7 million was due to restructuring costs.
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to make additional investments in processes, systems, and personnel to support our anticipated revenue growth.

Asset Write-Down Charges

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Asset write-down charges	$283,689	$—	$283,689	nm	$—	$—	$—	nm
Percentage of total revenues	14%	—%			—%	—%
nm - not meaningful
Asset write-down charges increased by $283.7 million during fiscal year 2022 as compared to fiscal year 2021, primarily due to the non-cash write-down of our prepaid sales commission balances in the second half of 2022 in connection with our strategic partnerships for Avaya. Refer to Note 5 – Strategic Partnerships and Asset Acquisitions the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information regarding our assessment of our deferred and prepaid sales commission balances with our strategic partners.
Other Income (Expense), Net

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense	$(4,807)	$(64,382)	$59,575	nm	$(64,382)	$(49,281)	$(15,101)	nm
Other income (expense)	(219,771)	(7,554)	(212,217)	nm	(7,554)	80,458	(88,012)	nm
Other income (expense), net	$(224,578)	$(71,936)	$(152,642)	nm	$(71,936)	$31,177	$(103,113)	nm
nm - not meaningful
Other expense, net, increased by $152.6 million during fiscal year 2022 as compared to fiscal year 2021, primarily due to incremental net unrealized losses of $188.1 million recognized from our long-term investments, and a write-down charge of $21.7 million related to accrued interest on our prepaid sales commission balance, partially offset by a $59.6 million reduction in non-cash interest expense from the amortization of the debt discount and issuances costs related to our 2025 and 2026 Notes as a result of adopting ASU No. 2020-06 in the first quarter of 2022. The net unrealized losses on our long-term investments were $202.3 million for the year ended December 31, 2022, compared to a loss of $14.2 million recognized in the respective prior year period.
We expect interest income to further fluctuate in the future due to interest rate volatility in the current macroeconomic environment and reduction of our investments in money market funds.
Net Loss
Net loss increased by $502.9 million during fiscal year 2022 as compared to fiscal year 2021, mainly due to non-cash items including $305.4 million related to asset write-down charges on our prepaid sales commission balance, a $188.1 million increase of unrealized net losses recognized from our long-term investments, and $108.2 million of incremental amortization from certain intangible assets we acquired in the prior year, partially offset by a $59.6 million reduction in non-cash interest expense from the amortization of the debt discount and issuances costs related to our 2025 and 2026 Notes as a result of our adoption of ASU No. 2020-06.

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
As of December 31, 2022 and 2021, we had cash and cash equivalents of $270.0 million and $267.2 million, respectively. For the year ended December 31, 2022 our cash flows reflected the following:
In December 2021, our board of directors authorized a share repurchase program to repurchase up to $100 million of our outstanding shares of Class A Common Stock. During the year ended December 31, 2022, we repurchased and subsequently retired 2,297,330 shares of our Class A Common Stock for an aggregate amount of approximately $100 million. We completed our share repurchase program on December 31, 2022.
We believe that our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our headcount and in support of our co-location data center facilities, repurchase, repayment or otherwise settlement of a portion of our 2025 Notes and/or the 2026 Notes, as well as the impact of the global macroeconomic conditions. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. In the future, we may also make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available or on favorable terms. The uncertainty created by the global economic conditions, including concerns about rising inflation and an associated economic downturn, and the effects of the COVID-19 pandemic may also impact our customers’ ability to pay on a timely basis, which could negatively impact our operating cash flows.
Subsequent Events
Share Repurchase Program
On February 13, 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $175 million of our outstanding shares of Class A Common Stock. Under the program, share repurchases may be made at the our discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to us maintaining a minimum cash balance. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2023.
Credit Agreement
On February 14, 2023, we entered into a Credit Agreement (the “Credit Agreement”), among the Company, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent. The Credit Agreement provides for a $200.0 million revolving loan facility, with a $25.0 million sublimit for the issuance of letters of credit, and a $400.0 million delayed draw term loan facility. The obligations under the Credit Agreement and the other loan documents are guaranteed by certain of our material domestic subsidiaries, and secured by substantially all of our personal property and that of such subsidiary guarantors. As of the date of this filing, no loans or letters of credit were outstanding under the Credit Agreement. Refer to Note 16 – Subsequent Events of the notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

The proceeds of the loans under the Revolving Facility may be used for working capital and general corporate purposes. To the extent drawn, the proceeds of the loans under the Term Facility must be used to repurchase, repay, acquire or otherwise settle a portion of the 2025 Notes and/or the 2026 Notes.
Cash Flows
The table below provides selected cash flow information for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$191,305	$152,151	$(35,191)
Net cash used in investing activities	(87,210)	(396,829)	(107,686)
Net cash provided by (used in) financing activities	(98,218)	(127,051)	437,590
Effect of exchange rate changes	(3,055)	(962)	1,534
Net increase (decrease) in cash and cash equivalents	$2,822	$(372,691)	$296,247
Net Cash Provided by Operating Activities
Cash used in or provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $191.3 million for the year ended December 31, 2022. The cash flow from operating activities was driven by timing of cash receipts from customers and global service providers, primarily offset by cash payments for personnel related costs and to vendors.
Net cash provided by operating activities for the year ended December 31, 2022, increased by $39.2 million as compared to the year ended December 31, 2021. This change reflects working capital impacts resulting from the timing of payments and collections.
Net Cash Used In Investing Activities
Our primary investing activities have consisted of our capital expenditures and expenditures for internal-use software, intellectual property assets, and long-term investments, partially offset by proceeds from sales of our marketable equity investments. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $87.2 million for the year ended December 31, 2022, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software of $86.4 million, our acquisition of intellectual property of $4.0 million to complement and support our product development and enhancement initiatives, partially offset by proceeds from the sales of our marketable equity investments of $3.2 million.
Net cash used in investing activities for the year ended December 31, 2022 decreased by $309.6 million as compared to the year ended December 31, 2021. The decrease was primarily due to lower payments of $320.2 million due to our acquisitions of intellectual property and investments in 2021, partially offset by higher payments of $13.8 million related to capital expenditures and internal-use software development.
Net Cash Used In Financing Activities
Our primary financing activities have consisted of the issuance of stock under our stock plans, offset by payments toward the repurchase of our Class A Common Stock and our current financing obligations.
Net cash used in financing activities was $98.2 million for the year ended December 31, 2022, primarily due to payments of $99.8 million to repurchase and retire 2,297,330 shares of our Class A Common Stock pursuant to our share repurchase program, $7.6 million for net taxes paid in connection with our stock plans, and $4.8 million in payments toward our current financing obligations, partially offset by $15.9 million in proceeds from issuance of stock in connection with our stock plans.

Net cash used in financing activities for the year ended December 31, 2022, decreased by $28.8 million as compared to the year ended December 31, 2021. This decrease was primarily due to lower repayments of $333.6 million from conversion requests and the redemption of our 2023 Notes, partially offset by lower proceeds of $199.4 million from the issuance of our Series A Convertible Preferred Stock, and higher payments of $99.8 million to repurchase and retire 2,297,330 shares of our Class A Common Stock pursuant to our share repurchase program.
Non-GAAP Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities plus (subtract) cash paid (received) for strategic partnerships and repayments of convertible notes attributable to debt discount, reduced by purchases of property and equipment and capitalized internal-use software. We believe information regarding free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations, and should be considered alongside our other GAAP-based financial liquidity performance measures, such as net cash provided by (used in) operating activities and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$191,305	$152,151	$(35,191)
Strategic partnerships	(30,000)	—	141,584
Repayment of convertible senior notes attributable to debt discount	—	10,131	35,020
Non-GAAP net cash provided by operating activities	161,305	162,282	141,413
Purchases of property and equipment	(32,713)	(28,959)	(43,618)
Capitalized internal-use software	(53,730)	(43,692)	(38,113)
Non-GAAP free cash flow	$74,862	$89,631	$59,682
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

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2022 (in thousands):

	Payments due by period
	Up to 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$18,984	$14,505	$5,361	$2,078	$40,928
Financing obligations	4,972	1,791	—	—	6,763
Long-term debt	—	1,000,000	650,000	—	1,650,000
Purchase obligations	77,201	75,981	53,131	32,160	238,473
Total	$101,157	$1,092,277	$708,492	$34,238	$1,936,164
Purchase obligations represent an estimate of open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of December 31, 2022. Although open purchase orders are considered enforceable and legally binding, except for our purchase orders with our inventory suppliers, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our purchase orders with our inventory suppliers are non-cancellable. In addition, we have other obligations for goods and services that we enter into in the normal course of business. These obligations, however, are either not enforceable or legally binding, or are subject to change based on our business decisions. The aggregate of these items represents our estimate of purchase obligations.
Indemnification Obligations
Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2022.
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
Refer to Note 8 – Commitments and Contingencies of the notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.
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
Deferred and Prepaid Sales Commission
We capitalize sales commission expenses and associated payroll taxes paid to internal sales personnel and resellers, who sell our offerings. The resellers are selling agents for us and earn sales commissions which are directly tied to the value of the contracts that we enter with the end-user customers. These sales commissions are incremental costs we incur to obtain contracts with its end-user customers. We pay sales commissions on initial contracts and contracts for increased purchases with existing customers (expansion contracts). We generally do not pay sales commissions for contract renewals. These sales commission costs are deferred and then amortized over the expected period of benefit, which is estimated to be five years. We have determined the period of benefit taking into consideration the expected subscription term and expected renewal periods of its customer contracts, the duration of its relationships with its customers considering historical and expected customer retention, technology and other factors.
We estimate the recoverability of our deferred and prepaid and sales commissions balance whenever events or changes in circumstances have occurred that could indicate the carrying amount of such assets may not be recoverable. We have used various valuation techniques to determine the fair-values of our deferred and prepaid sales commission to measure and allocate an asset write-down charge. Determining valuations using these valuation techniques requires significant judgment and assumptions by management. Different judgments could yield different results.
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 1 to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, which is incorporated herein by reference.

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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During fiscal 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of December 31, 2022, we had cash and cash equivalents of $270.0 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. During fiscal year 2022, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of December 31, 2022, we had $994.1 million and $644.3 million outstanding from our 2025 Notes and 2026 Notes (collectively the “Notes”), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
Market Risk
As of December 31, 2022, we had long-term investments in convertible and redeemable preferred stock of $1.6 million. These investments are subject to market related risks that could decrease or increase the fair value of our holdings. These investments are adjusted to fair value based on market inputs at the balance sheet date, which are subject to market-related risks that could decrease or increase the fair value of our holdings, including uncertainty created by the macroeconomic conditions. A change in the investee’s probability of default, recoverability of investment assumptions or a combination of both, could have an adverse impact on the fair value up to the full amount of our investment.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. Nonetheless, if our costs in connection with the operation of our business were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RINGCENTRAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
RingCentral, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for convertible debt as of January 1, 2022 due to the adoption of Financial Accounting Standards Board's Accounting Standards Update No. 2020-06.
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
Evaluation of the Sufficiency of Audit Evidence Over Subscriptions Revenue
As discussed in Note 1 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company recorded $1,988.3 million of total revenues for the year ended December 31, 2022, of which $1,887.8 million related to subscriptions. There are high volumes of subscription transactions processed across multiple information technology (IT) systems.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s subscriptions revenue process, including associated IT controls. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscriptions revenue, including the determination of the IT applications subject to testing. We assessed the recorded subscriptions revenue by selecting transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers. We also involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its subscriptions revenue recognition process. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
San Francisco, California
February 22, 2023

RINGCENTRAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$269,984	$267,162
Accounts receivable, net	311,318	232,842
Deferred and prepaid sales commission costs	158,865	102,572
Prepaid expenses and other current assets	55,849	48,165
Total current assets	796,016	650,741
Property and equipment, net	185,400	166,910
Operating lease right-of-use assets	35,433	47,294
Long-term investments	4,559	210,445
Deferred and prepaid sales commission costs, non-current	438,579	723,448
Goodwill	54,335	55,490
Acquired intangibles, net	528,051	716,606
Other assets	31,289	8,105
Total assets	$2,073,662	$2,579,039
Liabilities, Temporary Equity, and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$62,721	$70,022
Accrued liabilities	380,113	279,798
Deferred revenue	209,725	176,450
Total current liabilities	652,559	526,270
Convertible senior notes, net	1,638,411	1,398,489
Operating lease liabilities	20,182	31,812
Other long-term liabilities	45,848	84,052
Total liabilities	2,357,000	2,040,623

Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.0001 par value; 200 shares authorized at December 31, 2022 and 2021; 200 shares issued and outstanding at December 31, 2022 and 2021	199,449	199,449

Stockholders' (deficit) equity
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2022 and 2021; 85,461 and 84,335 shares issued and outstanding at December 31, 2022 and 2021	9	8
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2022 and 2021; 9,924 and 9,974 shares issued and outstanding at December 31, 2022 and 2021	1	1
Additional paid-in capital	1,059,880	1,086,870
Accumulated other comprehensive (loss) income	(8,781)	644
Accumulated deficit	(1,533,896)	(748,556)
Total stockholders' (deficit) equity	(482,787)	338,967
Total liabilities, temporary equity and stockholders' (deficit) equity	$2,073,662	$2,579,039
See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenues
Subscriptions	$1,887,756	$1,482,080	$1,086,276
Other	100,574	112,674	97,381
Total revenues	1,988,330	1,594,754	1,183,657
Cost of revenues
Subscriptions	531,098	345,948	236,990
Other	110,633	102,421	86,617
Total cost of revenues	641,731	448,369	323,607
Gross profit	1,346,599	1,146,385	860,050
Operating expenses
Research and development	362,256	309,739	189,484
Sales and marketing	1,057,231	854,156	583,773
General and administrative	292,898	284,276	200,032
Asset write-down charges	283,689	—	—
Total operating expenses	1,996,074	1,448,171	973,289
Loss from operations	(649,475)	(301,786)	(113,239)
Other income (expense), net
Interest expense	(4,807)	(64,382)	(49,281)
Other income (expense)	(219,771)	(7,554)	80,458
Other income (expense), net	(224,578)	(71,936)	31,177
Loss before income taxes	(874,053)	(373,722)	(82,062)
Provision for income taxes	5,113	2,528	934
Net loss	$(879,166)	$(376,250)	$(82,996)
Net loss per common share
Basic and diluted	$(9.23)	$(4.10)	$(0.94)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	95,239	91,738	88,684

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2022	2021	2020
Net loss	$(879,166)	$(376,250)	$(82,996)
Other comprehensive (loss) income
Foreign currency translation adjustments, net	(9,425)	(6,162)	4,858
Comprehensive loss	$(888,591)	$(382,412)	$(78,138)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Common stock
	Shares	Amount
Balance as of December 31, 2019	86,940	$9	$1,033,053	$1,948	$(289,310)	$745,700
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	3,149	—	4,513	—	—	4,513
Share-based compensation	—	—	194,667	—	—	194,667
Equity component of convertible senior notes, net of issuance costs	—	—	329,280	—	—	329,280
Purchase of capped calls related convertible senior notes	—	—	(102,695)	—	—	(102,695)
Equity component from repurchase or redemption of convertible senior notes	341	—	(781,081)	—	—	(781,081)
Temporary equity reclassification, convertible senior notes	—	—	(3,787)	—	—	(3,787)
Changes in comprehensive income	—	—	—	4,858	—	4,858
Net loss	—	—	—	—	(82,996)	(82,996)
Balance as of December 31, 2020	90,430	$9	$673,950	$6,806	$(372,306)	$308,459
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	2,598	—	15,172	—	—	15,172
Share-based compensation	—	—	364,135	—	—	364,135
Issuance of common stock in connection with investments	1,281	—	299,410	—	—	299,410
Equity component from repurchase or redemption of convertible senior notes	—	—	(269,584)	—	—	(269,584)
Temporary equity reclassification, convertible senior notes	—	—	3,787	—	—	3,787
Changes in comprehensive income	—	—	—	(6,162)	—	(6,162)
Net loss	—	—	—	—	(376,250)	(376,250)
Balance as of December 31, 2021	94,309	$9	$1,086,870	$644	$(748,556)	$338,967
Cumulative effect of accounting change (Note 1)	—	—	(329,280)	—	93,826	(235,454)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings, and other commercial arrangements	3,373	1	21,418	—	—	21,419
Repurchases of common stock	(2,297)	—	(99,793)	—	—	(99,793)
Share-based compensation	—	—	380,665	—	—	380,665
Changes in comprehensive income	—	—	—	(9,425)	—	(9,425)
Net loss	—	—	—	—	(879,166)	(879,166)
Balance as of December 31, 2022	95,385	$10	$1,059,880	$(8,781)	$(1,533,896)	$(482,787)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(879,166)	$(376,250)	$(82,996)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	246,561	125,292	75,612
Share-based compensation	386,009	357,965	189,600
Unrealized loss (gain) on investments	203,483	14,611	(80,988)
Asset write-down and other charges	305,351	—	—
Amortization of deferred and prepaid sales commission costs	115,184	74,165	47,207
Amortization of debt discount and issuance costs	4,468	64,063	49,031
Loss on early extinguishment of debt	—	1,736	13,284
Repayment of convertible senior notes attributable to debt discount	—	(10,131)	(35,020)
Reduction of operating lease right-of-use assets	19,907	18,025	15,712
Provision for bad debt	9,367	8,132	5,936
Other	4,327	809	(2,941)
Changes in assets and liabilities:
Accounts receivable	(87,843)	(64,940)	(51,980)
Deferred and prepaid sales commission costs	(235,869)	(178,358)	(274,908)
Prepaid expenses and other assets	3,812	9,111	(20,612)
Accounts payable	(6,166)	17,852	21,916
Accrued and other liabilities	89,473	74,517	76,467
Deferred revenue	33,275	34,227	34,851
Operating lease liabilities	(20,868)	(18,675)	(15,362)
Net cash provided by (used in) operating activities	191,305	152,151	(35,191)
Cash flows from investing activities
Purchases of property and equipment	(32,713)	(28,959)	(43,618)
Capitalized internal-use software	(53,730)	(43,692)	(38,113)
Purchases of intangible assets and long-term investments	(3,990)	(324,178)	(25,955)
Proceeds from sale of marketable equity investments	3,223	—	—
Net cash used in investing activities	(87,210)	(396,829)	(107,686)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	1,627,177
Payments for repurchase or redemption of convertible senior notes	—	(333,632)	(1,086,268)
Payments for capped calls and transaction costs	—	—	(102,695)
Proceeds from series A convertible preferred stock, net of issuance costs	—	199,449	—
Payments for repurchase of common stock	(99,793)	—	—
Proceeds from issuance of stock in connection with stock plans	15,855	36,721	41,230
Payments for taxes related to net share settlement of equity awards	(7,598)	(21,549)	(36,717)
Repayment of financing obligations	(4,815)	(4,160)	(1,489)
Payment for contingent consideration	(1,867)	(3,880)	(3,648)
Net cash provided by (used in) financing activities	(98,218)	(127,051)	437,590
Effect of exchange rate changes	(3,055)	(962)	1,534
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,822	(372,691)	296,247
Cash, cash equivalents, and restricted cash
Beginning of year	267,162	639,853	343,606
End of year	$269,984	$267,162	$639,853
Supplemental disclosure of cash flow data:
Cash paid for interest	$347	$309	$220
Cash paid for income taxes, net of refunds	$3,726	$1,388	$870
Non-cash investing and financing activities
Common stock issued for acquisition of intangible assets	$—	$302,600	$—
Contingent consideration not paid	$—	$50,000	$—
Equipment and capitalized internal-use software purchased and unpaid at period end	$6,808	$7,343	$7,926
Cash held for future indemnity claims and other potential future payments	$—	$—	$197
Equipment acquired under financing obligations	$—	$6,898	$4,694
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
Allowance for Doubtful Accounts
For the years ended December 31, 2022 and 2021, a portion of revenues were realized from credit card transactions while the remaining revenues generated accounts receivable. The Company determines provisions based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Balance at beginning of year	Provision, net of recoveries	Write-offs	Balance at end of year
Year ended December 31, 2022
Allowance for doubtful accounts	$8,026	$9,367	$7,812	$9,581
Year ended December 31, 2021
Allowance for doubtful accounts	$5,184	$8,132	$5,290	$8,026
Year ended December 31, 2020
Allowance for doubtful accounts	$2,358	$5,936	$3,110	$5,184
Long-Term Investments
Long-term investments consist of convertible and redeemable preferred securities in which the Company does not have a controlling interest or significant influence. These investments are reported at fair value using both observable and unobservable inputs and the valuation requires judgment. These investments are presented in long-term investments in the Consolidated Balance Sheets. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net in the Consolidated Statements of Operations. The Company periodically reviews its long-term investments to determine whether events or changes in circumstances have occurred that could impact the fair value. Refer to Note 4 – Fair Value of Financial Instruments in this Annual Report on Form 10-K for further information regarding the Company’s assessment and fair value write-down of its long-term investment balance with Avaya.
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
For the years ended December 31, 2022 and 2021, the Company capitalized $59.2 million and $50.1 million, net of impairment, of internal-use software development costs, respectively. The carrying value of internal-use software development costs was $119.4 million and $94.6 million at December 31, 2022 and 2021, respectively.
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
Leases
The Company determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (“ROU”) assets are presented separately on the Company’s Consolidated Balance Sheets. Operating lease liabilities are separated into a current portion, included within accrued liabilities on the Company’s Consolidated Balance Sheets, and a non-current portion included within operating lease liabilities on the Company’s Consolidated Balance Sheets. The Company does not have significant finance lease ROU assets or liabilities. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.
The Company’s lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. Because the rate implicit in the lease is not readily determinable, the Company generally uses an incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The Company factors in publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The Company’s ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.
The term of the Company’s leases is equal to the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that the Company is reasonably certain to exercise. The Company establishes the term of each lease at lease commencement and reassesses that term in subsequent periods when one of the triggering events outlined in Topic 842, Leases, occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.
The Company’s lease contracts often include lease and non-lease components. For facility leases, the Company has elected the practical expedient offered by the standard to not separate lease from non-lease components and accounts for them as a single lease component. For the Company’s other contracts that include leases, the Company accounts for the lease and non-lease components separately.
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
Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level at a minimum on an annual basis or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company conducted its annual impairment test of goodwill in the fourth quarter of 2022 and 2021 and determined that no adjustment to the carrying value of goodwill was required.
Intangible assets consist of purchased customer relationships and developed technology. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to five years. No residual value is estimated for intangible assets.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to larger direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. As of December 31, 2022, 2021 and 2020, and for the years then ended, none of the Company’s customers accounted for more than 10% of total accounts receivable, total revenues, or subscription revenues.

During the years ended 2021 and 2020, the Company contracted a significant portion of its software development efforts from third-party partners located in Russia and Ukraine. During the year ended December 31, 2022, the Company relocated some of their personnel to other countries. A cessation of services provided by these partners could result in a disruption to the Company’s research and development efforts.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2022 and 2021, approximately 94% and 95% of the Company’s consolidated long-lived assets, respectively, were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of December 31, 2022 and 2021.
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
The Company recognizes revenues as follows:
Subscriptions revenue
Subscriptions revenue is generated from fees that provide customers access to one or more of the Company’s software applications and related services. These arrangements have contractual terms typically ranging from one month to five years and include recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, one-time fees, recurring license and other fees, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers.
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
Phone revenue is recognized upon transfer of control to the customer which is generally upon shipment from the Company’s or its designated agents’ warehouse.
The Company offers professional services to support implementation and deployment of its subscription services. Professional services do not result in significant customization of the product and are generally short-term in duration. The majority of the Company’s professional services contracts are on a fixed price basis and revenue is recognized as and when services are delivered.
Principal vs. Agent
A portion of the Company’s subscriptions and product revenues are generated through sales by resellers, strategic partners, and global service providers. When the Company controls the performance of contractual obligations to the customer, it records these revenues at the gross amount paid by the customer with amounts retained by the resellers recognized as sales and marketing expenses. The Company assesses control of goods or services when it is primarily responsible for fulfilling the promise to provide the good or service, has inventory risk and has discretion in establishing the price.
Deferred and prepaid sales commission costs
The Company capitalizes sales commission expenses and associated payroll taxes paid to internal sales personnel and resellers, who sell the Company’s offerings. The resellers are selling agents for the Company and earn sales commissions which are directly tied to the value of the contracts that the Company enters with the end-user customers. These sales commissions are incremental costs the Company incurs to obtain contracts with its end-user customers. The Company pays sales commissions on initial contracts and contracts for increased purchases with existing customers (expansion contracts). The Company generally does not pay sales commissions for contract renewals.
These sales commission costs are deferred and then amortized over the expected period of benefit, which is estimated to be five years. The Company has determined the period of benefit taking into consideration the expected subscription term and expected renewal periods of its customer contracts, the duration of its relationships with its customers considering historical and expected customer retention, technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying Consolidated Statements of Operations. The Company evaluates its deferred and prepaid sales commission costs for possible recoverability whenever events or changes in circumstances have occurred that could indicate the carrying amount of such assets may not be recoverable. Refer to Note 5 – Strategic Partnerships and Asset Acquisitions in this Annual Report on Form 10-K for further information regarding the Company’s assessment of its recoverability and subsequent non-cash asset write-down of its deferred and prepaid sales commission balances with Avaya and ALE.
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
Advertising Costs
Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $125.6 million, $88.2 million, and $76.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Restructuring Costs
Restructuring costs occur when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely and employees who are impacted have been notified of the pending involuntary termination. Restructuring costs are accrued in the period in which it is probable that the employees are entitled to the restructuring benefits and the amounts can be reasonably estimated.
Asset Write-down Charges
Asset write-down charges consist of write-offs related to our assets, including deferred and prepaid sales commission and acquired intangibles balances, whenever events or changes in circumstances have occurred that could indicate the carrying amount of such assets may not be recoverable.
Convertible Debt
Prior to the adoption of ASU 2020-06, the Company bifurcated the debt and equity (the contingently convertible feature) components of its convertible debt instruments in a manner that reflects its nonconvertible debt borrowing rate at the time of issuance. The equity components of the convertible debt instruments were recorded within stockholders’ (deficit) equity with an allocated issuance discount. The debt issuance discount was amortized to interest expense in the Consolidated Statements of Operations using the effective interest method over the expected term of the convertible debt.
Upon adoption of ASU 2020-06 on January 1, 2022, the Company is no longer recording the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2022, except for deferred tax assets associated with certain foreign subsidiaries, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets due to its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.

Segment Information
The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Indemnification
Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if its subscriptions infringe upon a third-party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions. The Company has not accrued any material liabilities related to such obligations as of December 31, 2022 and 2021.
Recent Accounting Pronouncements Not Yet Adopted
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), which requires buyers that use supplier finance programs in connection with the purchase of goods and services to make certain annual disclosures regarding the programs’ key terms and information about the obligations at the end of a reporting period, including a roll-forward of those obligations. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments do not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments in ASU 2022-04 are effective retrospectively for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the requirement to disclose roll-forward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company’s financial statements.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This update also eliminates the treasury stock method and instead requires entities to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. The required use of the if-converted method did not impact the diluted net loss per share as the Company was in a net loss position.
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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Year ended December 31,
	2022	2021	2020
Primary geographical markets
North America	90%	88%	92%
Others	10%	12%	8%
Total revenues	100%	100%	100%
The Company derived over 90% of subscription revenues from RingCentral MVP and RingCentral customer engagement solutions products for the years ended December 31, 2022, 2021, and 2020.
Deferred revenue
During the year ended December 31, 2022, the Company recognized approximately all of the corresponding deferred revenue balance at the beginning of the year as revenue.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of December 31, 2022 that has not yet been recognized was approximately $2.1 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 53% of this balance over the next 12 months and 47% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $46.6 million, $48.8 million, and $43.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Cash	$88,153	$91,499
Money market funds	181,831	175,663
Total cash and cash equivalents	$269,984	$267,162
As of December 31, 2022 and 2021, the Company’s restricted cash balance, which is held in the form of a bank deposit for issuance of a foreign bank guarantee and also included in the cash balance above, was $5.5 million.
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accounts receivable	$242,650	$193,192
Unbilled accounts receivable	78,249	47,676
Allowance for doubtful accounts	(9,581)	(8,026)
Accounts receivable, net	$311,318	$232,842

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses	$23,306	$26,254
Inventory	1,209	5,655
Other current assets	31,334	16,256
Total prepaid expenses and other current assets	$55,849	$48,165
Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Computer hardware and software	$221,727	$197,395
Internal-use software development costs	199,642	140,424
Furniture and fixtures	8,937	8,660
Leasehold improvements	13,889	13,533
Property and equipment, gross	444,195	360,012
Less: accumulated depreciation and amortization	(258,795)	(193,102)
Property and equipment, net	$185,400	$166,910
Total depreciation and amortization expense related to property and equipment was $72.0 million, $58.9 million, and $39.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2021	$55,490
Foreign currency translation adjustments	(1,155)
Balance at December 31, 2022	$54,335
The carrying values of intangible assets are as follows (in thousands):

		December 31, 2022			December 31, 2021
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization And Impairment	Acquired Intangibles, Net	Cost	Accumulated Amortization And Impairment	Acquired Intangibles, Net
Customer relationships	0.8 years	$20,855	$19,090	$1,765	$21,333	$15,725	$5,608
Developed technology	3.7 years	814,614	288,328	526,286	814,873	103,875	710,998
Total acquired intangible assets		$835,469	$307,418	$528,051	$836,206	$119,600	$716,606
Amortization expense from acquired intangible assets for the years ended December 31, 2022, 2021 and 2020 was $174.5 million, $66.4 million, and $35.8 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Consolidated Statements of Operations.
During the quarter ended December 31, 2022, the Company recorded a non-cash asset write-down charge of $13.7 million on a portion of its acquired developed technology intangible assets, based on management's assessment that the carrying amount of such assets may not be fully recoverable.

Estimated amortization expense for acquired intangible assets for the following five fiscal years is as follows (in thousands):

2023	$148,277
2024	133,798
2025	132,928
2026	112,639
2027 onwards	409
Total estimated amortization expense	$528,051
Accrued liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued compensation and benefits	$53,419	$48,911
Accrued sales, use, and telecom related taxes	37,836	30,463
Accrued marketing	70,745	52,547
Operating lease liabilities, short-term	17,513	18,686
Accrued sales commission	57,195	—
Other accrued expenses	143,405	129,191
Total accrued liabilities	$380,113	$279,798
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs for the years ended December 31, 2022, 2021 and 2020 were $115.2 million, $74.2 million, and $47.2 million, respectively. There was no impairment loss in relation to the deferred commission costs capitalized for the periods presented.
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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$181,831	$181,831	$—	$—
Non-current assets:
Long-term investments	1,646	—	—	1,646

	Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$175,663	$175,663	$—	$—
Non-current assets:
Long-term investments	199,965	—	—	199,965
Marketable equity investments	8,600	8,600	—	—
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Long-Term Investments
As of December 31, 2022 and 2021, the fair value of the Company’s long-term investments in convertible and redeemable preferred stock was $1.6 million and $200.0 million, respectively. The Company classifies these investments as Level 3 in the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. The Company uses a lattice model to value these investments and relies on observable inputs including share-price, credit spread, and volatility. The model also incorporates judgments relating to the probability of special redemption triggers, the expected holding period of the investment, interest rates, probability of default, and expected recoverability. These investments are reported at fair value in long-term investments in the Consolidated Balance Sheets with net unrealized gain (loss) recorded in other income (expense). Volatility in the global economic climate and financial markets, including the effects of rising inflation and associated economic slowdown, the ongoing Russian invasion of Ukraine, and the investee's financial and liquidity position, could have an adverse impact on the fair value up the full amount of the long-term investment.
The Company considered recent public disclosures about Avaya’s financial condition in connection with determining the fair value of its long-term investment. As a result, the Company recognized an unrealized loss of $202.3 million and $14.2 million for the years ended December 31, 2022 and 2021, respectively. Refer to Note 5 – Strategic Partnerships and Asset Acquisitions in this Annual Report on Form 10-K for further information regarding the Company’s assessment and subsequent asset write-down balances with Avaya.
Marketable Equity Investments
In October 2021, the Company invested $10 million in cash in registered equity securities of a special purpose acquisition company (“SPAC”), which as a result of a completed merger converted into common shares of the publicly traded company. The Company did not have a controlling interest or a significant influence in the SPAC or the ultimate issuer. During the year ended December 31, 2022 and 2021, the Company recognized a loss from its marketable equity investments of $5.4 million and $1.4 million, respectively, which was reported in other income (expense) in the Consolidated Statement of Operations. During the year ended December 31, 2022, the Company completed the sale of its marketable equity investments for proceeds of $3.2 million.
Other Non-Marketable Investments
As of December 31, 2022, the Company had an immaterial amount of non-marketable investments held in debt and equity securities without readily determinable fair values in which it had neither a controlling interest nor significant influence. These investments are carried at cost under the measurement alternative as part of long-term investments in the Consolidated Balance Sheets.
Convertible Senior Notes
As of December 31, 2022, the fair value of the 0% convertible senior notes due 2026 (the “2026 Notes”) was approximately $508.6 million, and the 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $860.0 million. The fair value for the convertible senior notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

Note 5. Strategic Partnerships and Asset Acquisitions
Avaya Partnership
In October 2019, the Company entered into certain agreements for a strategic partnership with Avaya Holdings Corp. (“Avaya”) and its subsidiaries, including Avaya Inc. (collectively, “Avaya”). In connection with the strategic partnership, the Company prepaid Avaya in the Company’s class A Common Stock predominantly for future sales commissions to be earned for each qualified unit of Avaya Cloud Office by RingCentral (“ACO”) sold during the term of the partnership. Under the terms of the partnership, the unutilized prepaid sales commissions were payable to the Company at the end of the contractual term.
On December 13, 2022, Avaya filed a Form 8-K disclosing ongoing discussions regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings or investment transactions. Further, on February 14, 2023, Avaya initiated an expedited, prepackaged financial restructuring via Chapter 11 with the support of its financial stakeholders. The Company and Avaya entered into a new extended and expanded agreement, which now includes certain minimum volume commitments and revised go-to-market incentive structure intended to drive migration to Avaya Cloud Office. The Company evaluates the recoverability of its long-term assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. In light of public disclosures about the likelihood of Avaya’s financial restructuring via Chapter 11, the Company recorded a non-cash asset write-down charge of $279.3 million for the year ended December 31, 2022, out of which $21.7 million of this balance was accrued interest and was recorded in other income (expense) in the Consolidated Statement of Operations. No portion of the impairment charge relates to future cash expenditures.
Other Strategic Partnerships
In 2021, the Company entered into strategic arrangements with Mitel US Holdings, Inc. (“Mitel”) whereby the Company would be Mitel’s exclusive provider of UCaaS offerings and cloud communications applications. Under the commercial arrangement, Mitel earns commissions in the form of cash and/or shares of Class A Common stock in connection with the migration of Mitel customers to RingCentral MVP. In connection with the Mitel partnership, the Company purchased certain intellectual property rights for consideration of $649.4 million, of which $300.0 million was paid in cash, $299.4 million was settled in the form of 1,281,504 shares of the Company’s Class A Common Stock, and $50.0 million was held back as a contingent consideration to be settled in the form of cash or shares of the Company’s Class A Common Stock on the achievement of specified performance metrics and also to cover for any potential indemnity claims post-closing. As of December 31, 2022, $5.2 million and $42.6 million of the contingent consideration remained recorded in accrued liabilities and other long-term liabilities, respectively, on the Company’s Consolidated Balance Sheet. Also in connection with the Mitel strategic partnership, the Company closed an Investment Agreement with Searchlight II MLN, L.P. (“Searchlight Investor”), Mitel’s principal shareholder, and Searchlight Investor purchased 200,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”), for an aggregate purchase price of $200.0 million. Refer to Note 9 – Stockholders’ Deficit and Convertible Preferred Stock in this Annual Report on Form 10-K for additional information.
The Company previously entered into strategic arrangements with certain strategic partners, under which these partners are engaged in the marketing and sale of the Company’s product offerings. Under these arrangements, the Company had paid approximately $176.1 million, predominantly for future sales commissions. Such advance payments are considered incremental costs to obtain contracts with customers and are included in deferred and prepaid sales commission costs on the Consolidated Balance Sheets. Such pre-paid assets are being amortized to sales and marketing expense over their useful life based on the pattern of benefit.
During the quarter ended December 31, 2022, the Company updated the terms of its arrangement with certain strategic partners. The amended agreements change certain existing rights and obligations under the original contract and, in connection with these changes, a portion of the original advance payments were refunded. Pursuant to these amendments, the Company recorded a non-cash asset write-down charge of $12.4 million for the year ended December 31, 2022, relating to such advance payments included in deferred and prepaid sales commission on the Consolidated Balance Sheets.

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
The 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Notes”) are senior, unsecured obligations of the Company that do not bear regular interest, and the principal amount of the Notes do not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indentures governing each of the Notes (collectively, the “Notes Indentures”) or if the Notes are not freely tradable as required by each respective Notes Indenture.
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
During the three months ended December 31, 2022, the conditions allowing holders of the 2025 Notes and 2026 Notes to convert were not met. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the indentures are satisfied during future measurement periods.

The Company may redeem the 2025 Notes at its option, on or after March 5, 2022, and the 2026 Notes at its option, on or after March 20, 2023, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest to, but excluding the redemption date, subject to certain conditions. No sinking fund is provided for the Notes.
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
In accounting for the transaction costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component recorded as additional debt discount were $10.9 million for the 2025 Notes and $7.7 million for the 2026 Notes, which will be amortized to interest expense using the effective interest method over the contractual terms of the 2025 and 2026 Notes at an effective interest rate of 4.7%. Issuance costs attributable to the equity component of the Notes were netted with the equity component in stockholders’ equity.
The initial net carrying amount of the equity component of the Notes were as follows (in thousands):

	2025 Notes	2026 Notes
Proceeds allocated to the conversion option (debt discount)	$195,074	$138,923
Issuance cost	(2,632)	(2,085)
Net carrying amount	$192,442	$136,838
Upon adoption of ASU 2020-06 on January 1, 2022, the Company is no longer recording the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, the Company recorded a decrease to accumulated deficit of approximately $93.8 million, a decrease to additional paid-in capital of $329.3 million, and an increase to convertible senior notes, net of approximately $235.5 million.
The net carrying amount of the liability component of the Notes as of December 31, 2022 were as follows (in thousands):

	2025 Notes	2026 Notes
Principal	$1,000,000	$650,000
Unamortized issuance cost	(5,880)	(5,709)
Net carrying amount (1)	$994,120	$644,291
(1)The net carrying amount was increased on January 1, 2022 as a result of the adoption of ASU No. 2020-06. Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies, in this Annual Report on Form 10-K for further information.

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Year ended December 31,
	2022	2021	2020
Amortization of debt discount (1)	$—	$60,932	$46,439
Amortization of debt issuance cost (1)	4,468	3,131	2,592
Total interest expense related to the Notes (1)	$4,468	$64,063	$49,031
(1)The decrease in total interest expense during the year ended December 31, 2022 was due to the derecognition of the unamortized debt discount, partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of the Company’s adoption of ASU No. 2020-06, as of January 1, 2022, as described in Note 1 – Description of Business and Summary of Significant Accounting Policies.
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
All of the capped call transactions, including the capped call relating to the 2023 Notes, were outstanding as of December 31, 2022.
Note 7. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of December 31, 2022, non-cancelable leases expire on various dates between 2023 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of December 31, 2022 and 2021, the components of leases and lease costs are as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$35,433	$47,294

Accrued liabilities	$17,513	$18,686
Operating lease liabilities	20,182	31,812
Total operating lease liabilities	$37,695	$50,498

	Year ended December 31,
	2022	2021	2020
Lease Cost
Operating lease cost (a)	$26,730	$25,053	$21,031

    (a) Includes short-term leases and variable lease costs, which are immaterial.
Maturities of operating lease liabilities as of December 31, 2022 are presented in the table below (in thousands):

Year Ending December 31,
2023	$18,984
2024	8,292
2025	6,213
2026	4,034
2027	1,327
2028 onwards	2,078
Total future minimum lease payments	40,928
Less: Imputed interest	(3,233)
Present value of lease liabilities	$37,695
Other supplemental information is as follows:

	December 31, 2022	December 31, 2021
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	3.1	3.7
Weighted-average operating lease discount rate	5%	5%

	Year ended December 31,
	2022	2021
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$22,899	$21,246

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$8,771	$14,530

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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed a demurrer to the amended complaint on October 18, 2021. The Court overruled the Company’s demurrer and the parties are now engaged in discovery. RingCentral filed a motion for judgment on the pleadings on January 23, 2023. This litigation is still in its early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

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
Employee Agreements
The Company has signed various employment agreements with executives and key employees pursuant to which if the Company terminates their employment without cause or if the employee terminates his or her employment for good reason following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock options and RSUs, and continued COBRA coverage. As of December 31, 2022, no triggering events which would cause these provisions to become effective have occurred. Therefore, no liabilities have been recorded for these agreements in the consolidated financial statements.
Note 9. Stockholders’ Deficit and Convertible Preferred Stock
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
Preferred Stock
The board of directors may, without further action by the stockholders, fix the powers, designations, preferences, or relative participating, optional, or other rights, and the qualifications, limitations, and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B Common Stock. As of December 31, 2022 and 2021, there were 100,000,000 shares of preferred stock authorized, 200,000 shares of which are issued and outstanding as Series A Convertible Preferred Stock.
Class A and Class B Common Stock
The Company has authorized 1,000,000,000 and 250,000,000 shares of Class A Common Stock and Class B Common Stock for issuance, respectively. Holders of Class A Common Stock and Class B Common Stock have identical rights for matters submitted to a vote of the Company’s stockholders. Holders of Class A Common Stock are entitled to one vote per share of Class A Common Stock and holders of Class B Common Stock are entitled to 10 votes per share of Class B Common Stock. Holders of shares of Class A Common Stock and Class B Common Stock vote together as a single class on all matters (including the election of directors) except for specific circumstances that would adversely affect the powers, preferences, or rights of a particular class of Common Stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of Class A and Class B Common Stock share equally, identically and ratably, on a per share basis, with respect to any dividend or distribution of cash, property or shares of the Company’s capital stock. Holders of Class A and Class B Common Stock also share equally, identically, and ratably in all assets remaining after the payment of any liabilities and liquidation preferences and any accrued or declared but unpaid dividends, if any, with respect to any outstanding preferred stock at the time. Each share of Class B Common Stock is convertible at any time at the option of the holder into one share of Class A Common Stock. In addition, each share of Class B Common Stock will convert automatically to Class A Common

Stock upon: (i) the date specified by an affirmative vote or written consent of holders of at least 67% of the outstanding shares of Class B Common Stock, (ii) the date on which the number of outstanding shares of Class B Common Stock represents less than 10% of the aggregate combined number of outstanding shares of Class A Common Stock and Class B Common Stock, or (iii) any time seven years after the Company’s initial public offering (October 2, 2020), when a stockholder owns less than 50% of the shares of Class B Common Stock that such holder owned immediately prior to completion of the initial public offering.
Shares of Class A Common Stock reserved for future issuance were as follows (in thousands):

December 31, 2022
Preferred stock	100,000
Class B Common Stock	9,925
2013 Employee stock purchase plan	6,055
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	5,123
Available for future grants	19,648
140,751
Share Repurchase Program
On December 13, 2021, the Company’s board of directors authorized a share repurchase program to repurchase up to $100 million of the Company’s outstanding shares of Class A Common Stock. During the year ended December 31, 2022, the Company repurchased and subsequently retired 2,297,330 shares of our Class A Common Stock for an aggregate amount of approximately $100 million. The Company completed its share repurchase program on December 31, 2022.
Series A Convertible Preferred Stock
On November 8, 2021, the Company entered into the Investment Agreement, pursuant to which the Company sold to Searchlight Investor, in a private placement exempt from registration under the Securities Act of 1933, as amended, 200,000 shares of newly issued Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $200 million. The Series A Convertible Preferred Stock issued to Searchlight Investor pursuant to the Investment Agreement is convertible into shares of the Company’s Class A Common Stock, par value $0.0001 per share, at a conversion price of $269.22 per share, subject to adjustment as provided in the certificate of designations specifying the terms of such shares. The transactions contemplated by the Investment Agreement closed on November 9, 2021. The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s Class A Common Stock and Class B Common Stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation or winding up of the affairs of the Company. The Series A Convertible Preferred Stock is a zero coupon, perpetual preferred stock, with a liquidation preference of $1,000 per share and other customary terms, including with respect to mandatory conversion and change of control premium under certain circumstances. The shares of Series A Convertible Preferred Stock shall not be redeemable or otherwise mature, other than for a liquidation or a specified change in control event as provided in the certificate of designations specifying the terms of such shares. Holders of Series A Convertible Preferred Stock will be entitled to vote with the holders of the Class A Common Stock and Class B Common Stock on an as-converted basis. Holders of the Series A Convertible Preferred Stock will be entitled to a separate class vote with respect to, among other things, certain amendments to the Company’s organizational documents that have an adverse impact on the rights, preferences, privileges or voting power of the Series A Convertible Preferred Stock, authorizations or issuances of Company capital stock, or other securities convertible into capital stock, that is senior to, or equal in priority with, the Series A Convertible Preferred Stock, and increases or decreases in the number of authorized shares of Series A Convertible Preferred Stock.
As the liquidation or specified change in control event is not solely within the Company’s control, the Series A Convertible Preferred Stock is therefore classified as temporary equity and recorded outside of stockholders’ equity on the Consolidated Balance Sheet. As of December 31, 2022 and 2021, there were 200,000 shares of the Company’s Series A Convertible Preferred Stock issued and outstanding, and the carrying value, net of issuance costs, was $199.4 million.

Note 10. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Consolidated Statements of Operations is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Cost of revenues	$34,269	$29,307	$14,275
Research and development	88,846	83,042	39,283
Sales and marketing	151,950	137,924	64,240
General and administrative	110,944	107,692	71,802
Total share-based compensation expense	$386,009	$357,965	$189,600
A summary of share-based compensation expense by award type is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Options	$—	$1	$44
Employee stock purchase plan rights	7,719	9,573	7,161
Restricted stock units	378,290	348,391	182,395
Total share-based compensation expense	$386,009	$357,965	$189,600
Equity Incentive Plans
In September 2013, the Board adopted and the Company’s stockholders approved the 2013 Equity Incentive Plan, which became effective on September 26, 2013, and the stockholders approved an amended and restated 2013 Equity Plan on December 15, 2022 (together, “2013 Plan”). In connection with the adoption of the 2013 Plan, the Company terminated the 2010 Equity Incentive Plan (“2010 Plan”), under which stock options had been granted prior to September 26, 2013. The 2010 Plan was established in September 2010, when the 2003 Equity Incentive Plan (“2003 Plan”) was terminated. After the termination of the 2003 and 2010 Plans, no additional options were granted under these plans; however, options previously granted under these plans will continue to be governed by these plans and will be exercisable into shares of Class B Common Stock. In addition, options authorized to be granted under the 2003 and 2010 Plans, including forfeitures of previously granted awards, are authorized for grant under the 2013 Plan.
A total of 6,200,000 shares of Class A Common Stock were originally reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A Common Stock; (ii) 5% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2022, a total of 4,715,470 shares of Class A Common Stock were added to the 2013 Plan in connection with the annual automatic increase provision. As of December 31, 2022, a total of 19,648,499 shares remain available for grant under the 2013 Plan.
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

A summary of option activity under all of the Company’s equity incentive plans at December 31, 2022 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,257	$13.13	2.5	$351,428
Exercised	(1,360)	13.87
Canceled/Forfeited	—	—
Outstanding at December 31, 2020	897	$12.02	1.7	$329,151
Exercised	(741)	12.58
Canceled/Forfeited	(2)	27.45
Outstanding at December 31, 2021	154	$9.12	0.9	$27,465
Exercised	(132)	8.54
Canceled/Forfeited	—	—
Outstanding at December 31, 2022	22	$12.53	0.5	$509
Vested and expected to vest as of December 31, 2022	22	$12.53	0.5	$509
Exercisable as of December 31, 2022	22	$12.53	0.5	$509

There were no options granted for the year ended December 31, 2022 and 2021. The total intrinsic value of options exercised during year ended December 31, 2022, 2021 and 2020 were $13.6 million, $190.7 million, and $343.7 million, respectively. There is no remaining unamortized share-based compensation expense related to options.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price, through payroll deductions of up to the lesser of 15% of their eligible compensation or the IRS allowable limit per calendar year. A participant may purchase a maximum of 3,000 shares during an offering period. The offering periods are for a period of six months and generally start on the first trading day on or after May 13th and November 13th of each year. At the end of the offering period, the purchase price is set at the lower of: (i) 85% of the fair value of the Company’s common stock at the beginning of the six-month offering period and (ii) 85% of the fair value of the Company’s Class A Common Stock at the end of the six-month offering period.
The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2022, a total of 943,094 shares of Class A Common Stock were added to the ESPP Plan in connection with the annual increase provision. At December 31, 2022, a total of 6,054,525 shares were available for issuance under the ESPP.
The weighted-average assumptions used to value ESPP rights under the Black-Scholes-Merton option-pricing model and the resulting offering grant date fair value of ESPP rights granted in the periods presented were as follows:

	Year ended December 31,
	2022	2021	2020
Expected term (in years)	0.5	0.5	0.5
Expected volatility	81%	48%	63%
Risk-free interest rate	3.01%	0.05%	0.13%
Expected dividend yield	0%	0%	0%
Offering grant date fair value of ESPP rights	$20.18	$71.27	$79.85
As of December 31, 2022 and 2021, there was approximately $4.4 million and $4.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.4 years.

Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan at December 31, 2022 and changes during the periods then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,249	$85.39	$548,145
Granted	1,599	236.97
Released	(1,804)	99.31
Canceled/Forfeited	(319)	111.47
Outstanding at December 31, 2020	2,725	$162.04	$1,032,997
Granted	2,792	299.53
Released	(1,811)	185.55
Canceled/Forfeited	(855)	240.21
Outstanding at December 31, 2021	2,851	$258.26	$534,186
Granted	5,999	72.96
Released	(2,787)	131.18
Canceled/Forfeited	(963)	206.32
Outstanding at December 31, 2022	5,100	$119.55	$180,577
As of December 31, 2022 and 2021, there was a total of $422.3 million and $554.1 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.8 years.
Bonus Plan
The Company’s board of directors (the “Board”) adopted employee equity bonus plans (the “Bonus Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and performance conditions. During the year ended December 31, 2022 and 2021, 813,330 and 173,441 RSUs were issued under the Company's Key Employee Equity Bonus Plan (“KEEB Plans”), respectively. The total requisite service period of each quarterly award is approximately 0.4 years.
The unrecognized share-based compensation expense as of December 31, 2022 was approximately $4.4 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the KEEB Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 11. Income Taxes
Net loss before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
United States	$(898,036)	$(394,392)	$(93,979)
International	23,983	20,670	11,917
Total net loss before provision for income taxes	$(874,053)	$(373,722)	$(82,062)

The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	1,104	746	208
Foreign	4,710	3,580	1,386
Total current	$5,814	$4,326	$1,594
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	(701)	(1,798)	(660)
Total deferred	(701)	(1,798)	(660)
Total income tax provision	$5,113	$2,528	$934
The provision for (benefit from) income tax differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Federal tax benefit at statutory rate	$(183,551)	$(78,482)	$(17,233)
State tax, net of federal tax benefit	848	314	164
Research and development credits	(12,830)	(10,135)	(9,330)
Share-based compensation	5,828	(45,501)	(93,866)
Debt extinguishment	19	365	2,790
Other permanent differences	3,143	835	10
Change in U.S. federal Tax Rate	—	—	—
Foreign tax rate differential	(2,497)	(4,104)	(694)
Net operating (gains) losses not recognized	194,153	139,236	119,093
Release of valuation allowance associated with acquisitions	—	—	—
Total income tax provision	$5,113	$2,528	$934
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

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2022	2021
Deferred tax assets
Net operating loss and credit carry-forwards	$491,323	$506,352
Research and development credits	71,756	53,890
Capitalized Research Expenditures	75,821	—
Basis difference in investments	107,756	—
Sales tax liability	90	158
Share-based compensation	14,986	12,859
Acquired intangibles	50,156	15,427
Accrued liabilities	16,550	18,100
Gross deferred tax assets	828,438	606,786
Valuation allowance	(669,690)	(425,599)
Total deferred tax assets	158,748	181,187
Deferred tax liabilities
Convertible debt discount	—	(58,060)
Deferred sales commissions	(117,724)	(76,562)
Acquired intangibles	—	—
Lease right of use assets	(7,045)	(8,997)
Basis difference in investments	—	(16,102)
Property and equipment	(32,746)	(20,935)
Net deferred tax assets	$1,233	$531
As of December 31, 2022, the Company has federal net operating loss carryforwards of approximately $1.9 billion, of which approximately $193.4 million expire between 2033 and 2037 and the remainder do not expire. As of December 31, 2022, the Company had state net operating loss carryforwards of approximately $1.3 billion which will begin to expire in 2023. The Company also has research credit carryforwards for federal and California tax purposes of approximately $63.2 million and $41.0 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2028 and the California research credits carry forward indefinitely.
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
The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2022, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $244.1 million and $170.2 million, respectively.
The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2022 (in thousands):

	2022	2021	2020
Unrecognized tax benefits, beginning of the year	$20,010	$14,158	$8,965
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax positions	6,402	5,852	5,193
Unrecognized tax benefits, end of year	$26,412	$20,010	$14,158
In accordance with ASC 740-10, Income Taxes, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes.
The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Included in the balance of unrecognized tax benefits as of December 31, 2022 are $0.3 million of tax benefit that, if recognized, would affect the effective tax rate. Otherwise, as a result of the full valuation allowance as of December 31, 2022, current adjustments to the unrecognized tax benefit will not have an impact on our effective income tax rate. Any adjustments made after the valuation allowance is released will have an impact on the tax rate.
The Company files U.S. and foreign income tax returns with varying statutes of limitations. Due to the Company’s net carry-over of unused operating losses and tax credits, all years from 2003 forward remain subject to future examination by tax authorities.
Note 12. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, convertible senior notes, and convertible preferred stock, to the extent dilutive. For the years ended December 31, 2022, 2021 and 2020, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator
Net loss	$(879,166)	$(376,250)	$(82,996)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	95,239	91,738	88,684
Basic net income (loss) per share	$(9.23)	$(4.10)	$(0.94)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2022	2021	2020
Shares of common stock issuable under equity incentive plans outstanding	4,050	3,866	4,760
Shares of common stock related to convertible preferred stock	743	107	—
Shares of common stock related to convertible senior notes	—	135	1,669
Potential common shares excluded from diluted net loss per share	4,793	4,108	6,429
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
Note 13. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Substantially all of the U.S. employees are eligible to make contributions to the 401(k) plan. The Company matches 401(k) based on the amount of the employees’ contributions subject to certain limitations. Employer contributions were $6.9 million, $6.7 million, and $5.4 million for the years ended December 31, 2022, 2021 and 2020.
Note 14. Related Party Transactions
In the ordinary course of business, the Company made purchases from Google Inc., at which one of the Company’s directors previously served as President, Americas. Total payables to Google Inc. at December 31, 2022 and 2021 were $1.9 million and $3.0 million, respectively. Total expenses incurred from Google Inc. in 2022, 2021, and 2020 were $24.3 million, $24.7 million, and $23.6 million, respectively.
Note 15. Restructuring Activities
On November 7, 2022, the Company’s board of directors approved a reduction in force plan (the “Q4’22 Plan”) as part of broader efforts to align the Company’s cost base with its strategic priorities in the current environment. The Q4'22 Plan is expected to reduce the Company’s full-time employees by approximately 10%, primarily consisting of severance payments, employee benefits and related costs. The Company expects to incur aggregate restructuring costs associated with the Q4’22 Plan of approximately $15.5 million, of which approximately $10.2 million was recognized through December 31, 2022. Prior to approval of the Q4’22 Plan, the Company incurred approximately $8.0 million of restructuring costs for the year ended December 31, 2022 in connection with the Company’s strategy to optimize its cost structure and improve its operational efficiencies, which were substantially completed as of December 31, 2022. The Company estimates the remaining costs of approximately $5.5 million associated with the Q4’22 Plan to be substantially complete by the first quarter of 2023, subject to local law and consultation requirements, which may extend the process beyond the first quarter of 2023 in certain countries.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2022 (in thousands):

Cost of revenues	$457
Research and development	5,321
Sales and marketing	9,695
General and administrative	2,711
Total restructuring costs	$18,184
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2021	$—
Restructuring costs	18,184
Cash payments	(12,699)
Balance as of December 31, 2022	$5,485

Note 16. Subsequent Events
Share Repurchase Program
On February 13, 2023, the Company's board of directors authorized a share repurchase program under which it may repurchase up to $175 million of the Company's outstanding shares of Class A Common Stock. Under the program, share repurchases may be made at the Company's discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2023.
Credit Agreement
On February 14, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”), among the Company, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and as collateral agent (in such capacity, the “Collateral Agent”). The Credit Agreement provides for a $200.0 million revolving loan facility (the “Revolving Facility”), with a $25.0 million sublimit for the issuance of letters of credit, and a $400.0 million delayed draw term loan facility (the “Term Facility”). The obligations under the Credit Agreement and the other loan documents are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors. As of the date of this filing, no loans or letters of credit were outstanding under the Credit Agreement.
The proceeds of the loans under the Revolving Facility may be used for working capital and general corporate purposes. To the extent drawn, the proceeds of the loans under the Term Facility must be used to repurchase, repay, acquire or otherwise settle a portion of the 2025 Notes and/or the 2026 Notes.

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
Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
On February 18, 2023, Sridhar Srinivasan notified the Company that he was resigning from the Company’s board of directors, effective immediately. Mr. Srinivasan confirmed that his resignation was not the result of any disagreement with the Company or management on any matter relating to the Company’s operations, policies or practices.
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
The names, ages, and certain other information as of December 31, 2022 for each current director are set forth below.

Nominees	Age	Position	Director Since
Vladimir Shmunis	62	Chairman and Chief Executive Officer	1999
Mignon Clyburn	60	Director	2020
Arne Duncan	58	Director	2021
Kenneth Goldman(1)(2)	73	Director	2017
Tarek Robbiati(1)(3)	57	Director	2022
Robert Theis(1)(2)(3)	61	Director	2011
Allan Thygesen(3)	60	Director	2015
Neil Williams(1)	69	Director	2012

(1)	Member of the audit committee
(2)	Member of the nominating and corporate governance committee
(3)	Member of the compensation committee
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
Our board of directors believes that Mr. Duncan possesses specific attributes that qualify him to serve as a director, including his professional experience in the public education sector.
Kenneth Goldman has served on our board of directors since June 2017. Between March 2018 and April 2022, Mr. Goldman served as President of Hillspire LLC, a wealth management services provider, where he also previously served as a contractor from September 2017 to March 2018. From October 2012 to June 2017, Mr. Goldman served as the Chief Financial Officer of Yahoo! Inc., an Internet commerce website, where he was responsible for Yahoo’s global finance functions including financial planning and analysis, controllership, tax, treasury and investor relations. From September 2007 to October 2012, Mr. Goldman was the Senior Vice President, Finance and Administration and Chief Financial Officer of Fortinet Inc., a provider of threat management technologies. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President of Finance and Administration and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services. Previously, Mr. Goldman has been the Chief Financial Officer of Sybase, Inc., an enterprise software and services company (acquired by SAP SE), Excite@Home, an internet access provider, Cypress Semiconductor Corporation, a semiconductor company, and VLSI Technology, Inc., an integrated circuit designer and manufacturer (acquired by Philips Electronics). Mr. Goldman currently serves on the board of directors of GoPro, Inc., a technology company, Zuora Inc., a subscription software company and Fortinet, Inc., a cybersecurity company, and previously served on the boards of directors of NXP Semiconductor N.V., a global semiconductor manufacturer, from August 2010 to June 2022, and TriNet Group, Inc., a human resources management company, from August 2009 to July 2020. He also is a Trustee Emeritus of Cornell University. Mr. Goldman also currently serves on the board of directors of several private companies. From December 1999 to December 2003, Mr. Goldman served on the Financial Accounting Standards Board’s primary Advisory Council (“FASAC”). Between July 2018 and August 2022, Mr. Goldman served on the Sustainability Accounting Standards Board, now a part of The Value Reporting Foundation, and previously served a three-year term on the Public Company Accounting Oversight Board’s Standing Advisory Group (“SAG”). Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from Harvard Business School.
Our board of directors believes that Mr. Goldman is qualified to serve as a member of the board of directors based on his experience on the boards of directors of numerous companies, his extensive executive experience and his service as a member of FASAC and SAG. He provides a high level of expertise and significant leadership experience in the areas of finance, accounting and audit oversight.
Tarek Robbiati has served on our board of directors since December 2022. Mr. Robbiati has served as Executive Vice President, Chief Financial Officer of Hewlett Packard Enterprise Co. since September 2018. Before Joining Hewlett Packard Enterprise, Mr. Robbiati served as Chief Financial Officer of Sprint Corporation from August 2015 to February 2018. Prior to that, Mr. Robbiati served as Chief Executive Officer and Managing Director of FlexiGroup Limited in Australia from January 2013 to August 2015. He previously served as Group Managing Director and President of Telstra International Group in Hong Kong and Executive Chairman of Hong Kong CSL Limited from December 2009 to December 2012, and as Chief Executive Officer of Hong Kong CSL Limited from July 2007 to May 2010. He holds a Baccaleaureat C, Terminale C from Lycée Chateaubriand Rome, a Master of Science Nuclear Physics and Electronics from École nationale superieure d’ingenieurs de Caen (ENSICAEN), a Master of Science Business Administration from IAE Caen and a Master of Business Administration from the London Business School.
Our board of directors believes that Mr. Robbiati possesses specific attributes that qualify him to serve as a director, including his business and financial expertise and his experience as a chief financial officer.
Robert Theis has served on our board of directors since August 2011. Mr. Theis has served as a General Partner of World Innovation Lab, a venture capital firm, since September 2016. He served as a managing director at Scale Venture Partners, a venture capital firm, from May 2008 to October 2014. Prior to joining Scale Ventures, from July 2000 to April 2008, Mr. Theis served as a general partner with Doll Capital Management, a venture capital firm. From July 1996 to June 2000, Mr. Theis served as executive vice president and served on the board of directors of New Era of Networks, Inc., a supplier of Internet infrastructure software and services. From April 1986 to June 1996, Mr. Theis served as a Managing Director at Sun Microsystems, Inc., a provider of computers and computer components acquired by Oracle Corporation, and from January 1984 to March 1986, as Marketing Manager at Silicon Graphics, Inc., a provider of high-performance computing solutions. Mr. Theis also served on the board of directors of Avaya Holdings Corp., a business communication and cloud solutions company, from November 2020 to October 2022. Mr. Theis holds a B.A. in Economics from the University of Pittsburgh, Pennsylvania.
Our board of directors believes that Mr. Theis possesses specific attributes that qualify him to serve as a director, including his substantial experience as a venture capitalist investment professional and as a director of technology infrastructure and applications companies.
Allan Thygesen has served on our board of directors since October 2015. Mr. Thygesen has served since October 2022 as Chief Executive Officer of DocuSign, Inc., an eSignature and digital transaction management company. Previously, Mr. Thygesen served from February 2017 to October 2022 as President, Americas at Google Inc. (a subsidiary of Alphabet Inc.) and from September 2011 to February 2017 as Vice President, Global SMB Sales and Operations. He is also a lecturer at the Stanford Graduate School of Business. Before joining Google, Mr. Thygesen consulted to Google and other companies in 2010 and until September 2011 and previously co-founded an early stage venture firm and was a managing director and partner in the U.S. venture and growth funds of The Carlyle Group, where he led investments in startups in sectors including e-commerce, mobile advertising and imaging. Earlier, Mr. Thygesen served as an executive in several public and private companies, including Wink Communications, Inc., an interactive television technology company, which he helped take public in 1999. Mr. Thygesen has served on the board of directors of DocuSign, Inc. since October 2022, and has also served on the boards of directors of various private companies. Mr. Thygesen holds an M.Sc. in Economics from the University of Copenhagen and an M.B.A. from Stanford University.
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
Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of December 31, 2022:

Name	Age	Position
Vladimir Shmunis	62	Chief Executive Officer and Chairman
Mo Katibeh	44	President and Chief Operating Officer
Sonalee Parekh	49	Chief Financial Officer
John Marlow	54	Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary
Vladimir Shmunis, Chief Executive Officer and Chairman. For a biography of Mr. Shmunis please see the above section entitled “Composition of the Board of Directors.”
Mo Katibeh has served as our President and Chief Operating Officer since January 2022. Over the past twenty years, Mr. Katibeh has served in multiple leadership roles at AT&T, a multinational telecommunications company. Most recently, he served as Head of AT&T Network Infrastructure & Build from April 2021 to January 2022; Executive Vice President Chief Product & Platform Officer from July 2020 to April 2021; Executive Vice President Chief Marketing Officer from August 2017 to July 2020; Senior Vice President – Advanced Solutions from May 2016 to July 2017; and Vice President – Global Technology Planning from March 2014 to May 2016. Mr. Katibeh holds a B.S. in Business with Majors in International

Business Marketing and Philosophy from Oklahoma State University and an Executive M.B.A. from The University of Texas at Dallas – School of Management.
Sonalee Parekh has served as our Chief Financial Officer since May 2022. Ms. Parekh previously served as the Senior Vice President of Corporate Development and Investor Relations at Hewlett Packard Enterprise, a Fortune 500 technology company, from September 2019 to April 2022, where she oversaw critical growth initiatives, including the M&A strategy globally, and was responsible for corporate strategy, mergers and acquisitions, strategic investments, business integration and performance management. In her role as Senior Vice President of Investor Relations, Ms. Parekh worked directly with many of the world’s largest institutional investors and asset managers and led HPE’s socially responsible investing strategy. Prior to HPE, Ms. Parekh held senior leadership roles at several global investment banks, including Goldman Sachs and Barclays Capital. Ms. Parekh currently serves as a director and chair of the audit committee for Indie Semiconductor and Ms. Parekh is also currently serving as the chair of the compensation committee for PWP Forward Acquisition Corp. I. Ms. Parekh earned a Bachelor of Commerce degree from McGill University and is a Chartered Accountant and alumna of PricewaterhouseCoopers.
John Marlow has served as our Chief Administrative Officer since February 2017, as our Senior Vice President, Corporate Development since June 2013 and as our General Counsel and Secretary since April 2009, and also served as our Managing Director—EMEA from January 2015 to June 2016. He was appointed as Vice President of Corporate Development in November 2008. Mr. Marlow also served on our board of directors from August 2005 until August 2011. In addition, Mr. Marlow serves as the Director of Business and Legal Affairs at BrainSonix Corporation, a private medical device company. Mr. Marlow holds a B.A. in Sociology from Colgate University and a J.D. from the University of California (Berkeley) School of Law.
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
With respect to Mr. Thygesen, our board of directors specifically considered that Mr. Thygesen previously served as president, Americas at Google Inc. (though he was not an executive officer at Google Inc. or its parent company, Alphabet Inc.) and the terms and value of the search engine optimization/search engine marketing agreement we have with Google Inc. as well as the suite of Google apps and services that we license from Google Inc. In addition, our board of directors has specifically considered that Mr. Thygesen is Chief Executive Officer of DocuSign, Inc., a vendor of the Company. Our board of directors has concluded that our relationships with Google Inc. and DocuSign, Inc. would not impede the exercise of independent judgment by Mr. Thygesen.
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
Lead Independent Director
Our corporate governance guidelines provide that one of our independent directors should serve as a lead independent director at any time when the Chairman is not independent. Because our CEO, Mr. Shmunis, is our Chairman, our board of directors appointed Mr. Theis to serve as our lead independent director. Our lead independent director presides over periodic meetings of our independent directors, serves as a liaison between our Chairman and the independent directors and performed such additional duties as our board of directors otherwise determines and delegates from time to time.
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
Our audit committee is currently comprised of Kenneth Goldman, Tarek Robbiati, Rob Theis and Neil Williams, who is the chairperson of the committee. Our board of directors has designated Kenneth Goldman, Tarek Robbiati, Rob Theis and

Neil Williams as “audit committee financial experts,” as defined under the rules of the SEC implementing Section 407 of the Sarbanes Oxley Act of 2002.
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
•administering our equity compensations plans for our employees and directors; and
•reviewing for inclusion in this Form 10-K the report of the compensation committee required by the SEC.
The compensation committee also has the power to investigate any matter brought to its attention within the scope of its duties and the authority to retain counsel and advisors to fulfill its responsibilities and duties.
Our compensation committee is currently comprised of Tarek Robbiati, Robert Theis and Allan Thygesen , who is the chairperson of the committee. Our board of directors has determined that each member of the compensation committee is an independent director for compensation committee purposes as that term is defined in the applicable rules of the NYSE and is a “non-employee director” within the meaning of Rule 16b-3(d)(3) promulgated under the Exchange Act.
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
Our nominating committee is currently comprised of Robert Theis and Kenneth Goldman, who is the chairperson of the committee. Each of the nominating committee members is an independent director for nominating committee purposes as that term is defined in the applicable rules of the NYSE.
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
While our board of directors is ultimately responsible for risk oversight, our board committees assist the board of directors in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of significant accounting and other financial risk exposure, and discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. The audit committee also reviews management’s assessment of the key risks facing us, including the key controls it relies on to mitigate those risks. The audit committee also monitors certain key risks at each of its regularly scheduled meetings, such as risk associated with internal control over financial reporting, liquidity risk, legal and regulatory compliance, data privacy, security (including cybersecurity) and enterprise-level risk assessment and management. The nominating committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risk associated with board organization, membership and structure, and corporate governance, as well as risks attributable to environmental, social, and governance (ESG) policies and other programs supporting the sustainable growth of the business. The compensation committee assesses risks created by the incentives inherent in our compensation philosophy and practices. Finally, the full board of directors reviews strategic and operational risk in the context of reports from the management team, receives reports on all significant committee activities at each regular meeting, and evaluates the risks inherent in significant transactions.
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
•$30,000 per year for service as lead independent director;
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
From time to time, non-employee directors may also be compensated, generally in cash, for serving on a special or sub-committee of the Board.
Equity Compensation
Our non-employee directors are entitled to receive the following equity compensation:
On the first trading day on or after June 1 of each year, each non-employee director will be granted an award RSUs having an award value (as determined based on the fair value of the award on the date of grant) of $300,000, which award will vest in full on the date that is the earlier of: (i) the next annual meeting of stockholders and (ii) one year from the date of grant, subject to the non-employee director continuing to be a service provider through such vesting date.
In addition, each person who becomes a non-employee director will receive an award of RSUs having an award value (as determined based on the fair value of the award on the date of grant) equal to (i) $600,000 multiplied by (ii) a fraction, the numerator of which is the number of months between the date the non-employee director becomes a member of the board and the first trading day on or after June 1 following such date and the denominator of which is 12. The date of grant for this award will be the date the non-employee director joins the board, or, if such date occurs during a Company blackout period, the fifth trading day following the expiration of such Company blackout period and any special blackout period in effect, subject to the director remaining on the board through the grant date. This grant will vest in full on the date that is one year from the date of grant, subject to the non-employee director continuing to be a service provider through such vesting date.
In the event of a change in control, 100% of the non-employee director’s outstanding and unvested equity awards will immediately vest and, if applicable, become exercisable. In no event will an award granted under the policy be greater than the non-employee director limits set forth in our 2013 Plan.
The following table shows, for the fiscal year ended December 31, 2022, certain information with respect to the compensation of all of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Mignon Clyburn (3)	50,000	299,938	—	349,938
Arne Duncan (4)	50,000	299,938	—	349,938
Kenneth Goldman (5)	77,500	299,938	—	377,438
Michelle McKenna (6)	77,500	299,938	—	377,438
Tarek Robbiati (7)	2,856	—	—	2,856
Sridhar Srinivasan (8)	—	—	—	—
Robert Theis (9)	104,140	299,938	100,000	504,078
Allen Thygesen (10)	60,914	299,938	—	360,852
Neil Williams (11)	80,000	299,938	—	379,938

(1)The amounts listed in the “Stock Awards” column represent the aggregate fair market value of RSUs granted in the fiscal year ended December 31, 2022 and calculated in accordance with FASB ASC Topic 718 (“ASC Topic 718”). See Note 10 of the notes to the consolidated financial statements included in Part II, Item 8 for a discussion of assumptions made in determining the grant date fair market value.
(2)In connection with our strategic partnership with Avaya, we are entitled to nominate one person to Avaya’s board of directors. Mr. Theis served on Avaya’s board of directors as our nominee through October 20, 2022, and we paid him $120,000 per year in cash for such board service. The amount listed in this column represents the pro-rated amount for such service in 2022.
(3)As of December 31, 2022, Ms. Clyburn held 4,770 RSUs, of which 4,770 shares of our Class A Common Stock underlying the RSUs vest on the earlier of (a) the date of the annual meeting of stockholders for 2023 (the “2023 Annual Meeting”) or (b) June 1, 2023, subject to her continued service with us.
(4)As of December 31, 2022, Mr. Duncan held 4,770 RSUs, of which 4,770 shares of our Class A Common Stock underlying the RSUs vest on the earlier of (a) the date of the 2023 Annual Meeting or (b) June 1, 2023, subject to his continued service with us.
(5)As of December 31, 2022, Mr. Goldman held 4,770 RSUs, of which 4,770 shares of our Class A Common Stock underlying the RSUs vest on the earlier of (a) the date of the 2023 Annual Meeting or (b) June 1, 2023, subject to his continued service with us.
(6)As of December 31, 2022, Ms. McKenna held 4,770 RSUs, of which 4,770 shares of our Class A Common Stock underlying the RSUs would vest on the earlier of (a) the date of the 2023 Annual Meeting or (b) June 1, 2023, subject to her continued service with us. However, in connection with Ms. McKenna’s resignation from our board of directors on January 18, 2023, she forfeited all of her then unvested equity awards.
(7)Mr. Robbiati became a member of our board of directors in December 2022.
(8)Mr. Srinivasan became a member of our board of directors in December 2022, and resigned from our board in February 2023.
(9)As of December 31, 2022, Mr. Theis held 4,770 RSUs, of which 4,770 shares of our Class A Common Stock underlying the RSUs vest on the earlier of (a) the date of the 2023 Annual Meeting or (b) June 1, 2023, subject to his continued service with us.
(10)As of December 31, 2022, Mr. Thygesen held 4,770 RSUs, of which 4,770 shares of our Class A Common Stock underlying the RSUs vest on the earlier of (a) the date of the 2023 Annual Meeting or (b) June 1, 2023, subject to his continued service with us.
(11)As of December 31, 2022, Mr. Williams held (i) 4,770 RSUs, of which 4,770 shares of our Class A Common Stock underlying the RSUs vest on the earlier of (a) the date of the 2023 Annual Meeting or (b) June 1, 2023, subject to his continued service with us.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify anyone who filed a required report late during the most recent year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal ended December 31, 2022, all Section 16(a) filing requirements were satisfied on a timely basis, except for one late Form 4 filing that was filed on behalf of Mr. Agarwal, our Chief Accounting Officer and deputy Chief Financial Officer, on August 4, 2022. Such late filing did not result in any liability under Section 16(b) of the
Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the material principles governing executive compensation policies and decisions, and the material elements of compensation awarded to, earned by or paid to our named executive officers. In addition, we explain how and why the independent compensation committee determines the specific compensation elements that made up our 2022 executive compensation program.
Our named executive officers for fiscal 2022 were:
•Vladimir Shmunis, Chief Executive Officer (“CEO”);
•Mo Katibeh, President and Chief Operating Officer (“COO”);
•Sonalee Parekh, Chief Financial Officer (“CFO”);
•John Marlow, Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary (“CAdO”); and
•Vaibhav Agarwal, Chief Accounting Officer and former interim Chief Financial Officer.
The information in this Compensation Discussion and Analysis provides perspective and narrative analysis relating to, and should be read along with, the executive compensation tables.
Mr. Katibeh was appointed as President, effective as of May 9, 2022.
Ms. Parekh was appointed as CFO, effective as of the commencement of her employment with us in May 2022.
Mr. Agarwal was appointed interim Chief Financial Officer, effective as of January 1, 2022, and he served in such capacity until Ms. Parekh’s appointment as CFO became effective.
2022 Executive Compensation Highlights
Consistent with our compensation philosophy and objectives, the compensation committee took the following actions with respect to the compensation of our named executive officers for 2022:
•Base Salary—Adjusted base salary amounts for certain named executive officers to reflect market conditions described in the “Base Salary” section below;
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
•Annual Equity Compensation—Granted RSUs as part of our annual compensation in an effort to retain our named executive officers, provide incentives for them to continue to grow our business and enhance the link between their interests and the interests of our stockholders described in the “Equity Compensation” section below; and
•Other Equity Compensation—Granted (i) an equity award of 4,769 RSUs to Mr. Shmunis in April 2022 (effective in May 2022) in lieu of payment of $494,530 of his base salary for the period April 1, 2022 through March 31, 2023, (ii) equity awards to Mr. Katibeh and Ms. Parekh in connection with their hire, (iii) equity awards to Mr. Katibeh and Mr. Agarwal in connection with their appointment as President and interim Chief Financial Officer, respectively, and (iv) an equity award of 4,673 RSUs to Mr. Marlow in March 2022 to bolster the retention value of his unvested equity awards, and (v) a special retention equity award of 35,175 RSUs to Mr. Agarwal.

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
Executive Compensation Policies and Practices
We endeavor to maintain compensation policies and practices that are consistent with sound governance standards. We believe it is important to provide competitive compensation packages and a high-quality work environment in order to hire, retain and motivate key personnel. Our compensation committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with our short-term and long-term goals given the nature of the market in which we compete for key personnel. The following policies and practices were in effect during 2022:
•Independent Compensation Committee. Our compensation committee is comprised solely of independent directors who have established effective means for communicating with each other and with stockholders, and implementing their executive compensation ideas, as well as addressing concerns;
•Compensation Consultant. Our compensation committee engaged its own compensation consultant, Compensia, to assist with its 2022 compensation reviews. Compensia performed no other consulting or other services for us;
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
•Minimal Perquisites and Special Benefits. The members of our executive team are eligible to participate in broad-based Company-sponsored retirement, health and welfare benefits programs on the same basis as our other full-time, salaried employees. At this time, we do not regularly provide any perquisites or other personal benefits to the members of our executive team;
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
•No “Single-Trigger” Change-in-Control Arrangements; “Double-Trigger” Change-in-Control Arrangements. There are no payments and benefits that are payable solely as a result of a change-in-control in the Company. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control of our Company plus an involuntary termination of employment before payments and benefits are paid); and
•Stockholder Advisory Votes on Named Executive Officer Compensation. Our stockholders have an opportunity to cast an advisory vote to (i) approve our named executive officers’ compensation and (ii) approve the frequency of the vote to approve the named executive officers’ compensation. Our stockholders have voted in favor of annual advisory votes on the named executive officers’ compensation. At the 2022 annual meeting of stockholders, approximately 69% of the votes cast voted to approve our named executive officers’ compensation. We believe that the results of this vote affirm our stockholders’ support of our approach to executive compensation, and therefore we have not made any significant changes to our executive compensation program. We will consider the results from this year’s and future years’ stockholder advisory votes on named executive officer compensation when making decisions about our executive compensation program. No changes in the overall structure of the programs were made in 2022.
Compensation-Setting Process
Compensation Committee
Each year, our compensation committee conducts a review of our executive compensation program and related policies and practices. At the beginning of each year, the compensation committee assesses the prior year performance and establishes bonus targets and metrics for the current year and annual equity award grants for our named executive officers. In addition, the compensation committee reviews and determines the base salary of our named executive officers. In determining the compensation of the members of our executive team, including our named executive officers, for 2022, our compensation committee reviewed the compensation arrangements, including base salary, target bonus and equity compensation, of our executive officers and considered an analysis of competitive market data presented by the compensation committee’s advisor, Compensia, a national compensation consulting firm that provides executive compensation advisory services, as well as our overall strategic business plan. Market data was used primarily as a reference point for measuring the competitive marketplace, and was one factor among others, used by the compensation committee in determining executive compensation. Other factors the compensation committee considers in making its executive compensation decisions include: input from our CEO, COO, and CAdO (except regarding their own compensation), past individual performance and expected future performance, vesting status and value of existing equity awards, and internal pay equity based on the impact of business and performance.
Role of Management
In carrying out its responsibilities, the compensation committee works with members of our management, including our CEO, President and COO, and CAdO. Typically, these members of management and our CFO assist the compensation committee in developing the annual bonus plans based on metrics that contain attainable target levels that are achievable through the commitment and leadership of our executive officers. Our CEO provides recommendations on compensation matters for our employees in general and all of his direct reports, including our executive officers. The CEO, President and COO, CAdO and CFO usually attend compensation committee meetings. No members of management participate in discussions or decisions regarding their own compensation and none of them are present when their own compensation is determined.
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

Competitive Positioning
In setting executive compensation, our compensation committee uses publicly-available data on the compensation policies and practices of comparable publicly-traded companies as a reference to understand the competitive market for executive talent. With respect to decisions regarding the 2022 compensation of the members of our executive team, including the named executive officers, our compensation committee reviewed an analysis prepared by Compensia of competitive market data derived from the companies in the following compensation peer group (which was approved by our compensation committee in January 2022):

ANSYS	Paycom Software	Twilio
CrowdStrike Holdings	Salesforce	Veeva Systems
Datadog	ServiceNow	Workday
DocuSign	Shopify	Zendesk
HubSpot	Splunk	Zoom Video Communications
Okta	The Trade Desk
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
This competitive market data was used as a reference in the course of our compensation committee’s review and evaluation of our executive compensation program and decisions regarding executive compensation in 2022. The competitive market data is useful to understand market practice and to provide a general context for its decisions. The compensation committee determines the nature and the extent of the use of market data, which varies by executive. Actual compensation is based on individual performance, experience, responsibilities and other criteria selected by our compensation committee. While the compensation committee does not target any component of our executive compensation program to a particular level versus the competitive market, our compensation committee generally refers to a range of the 50th to the 75th market percentile when making its executive compensation decisions. The competitive market data was not used to benchmark the compensation for our named executive officers.
Compensation Overview
Our executive compensation program for 2022 consisted of the following principal compensation elements:
•Base salary (with our CEO receiving a special equity award in lieu of amounts that would have otherwise been paid as base salary and our other named executive officers receiving a portion of their base salaries in the form of fully vested RSUs);
•Annual incentive compensation paid if earned in the form of RSUs each quarter; and
•Long-term incentive compensation in the form of annual grants of time-based RSUs, equity awards granted in connection with the hire or appointment of certain named executive officers, an equity award to our CAdO to bolster the retention value of his unvested equity awards, and a special retention equity award to our Chief Accounting Officer.
We are committed to providing appropriate cash and equity incentives to compensate our named executive officers in a manner that our compensation committee determines is reasonable and appropriate to motivate and retain key talent.
Base Salary
Base salary is a customary, fixed element of compensation intended to attract and retain our named executive officers and compensate them for their day-to-day efforts. Our board of directors and/or the compensation committee reviews base salary every year, as well as at the time of a promotion or other change in responsibilities, and considers each executive officer’s performance, prior base salary level, the competitive market data, breadth of role, and the other factors described in the “Compensation Setting Process-Compensation Committee” section above. Our board of directors and the compensation committee do not target base pay at any particular level versus the competitive market data. In 2022, Mr. Shmunis’s base salary was decreased at his request, and Messrs. Marlow and Agarwal received adjustments to their base salaries to (i) reflect changes to the competitive market, (ii) retain these named executive officers to grow and expand our business, and (iii) in the case of Mr. Agarwal, to reflect his appointment as interim Chief Financial Officer. These base salary changes were effective on April 1, 2022. Mr. Katibeh’s and Ms. Parekh’s base salaries at hire were determined through arm’s-length negotiation. In connection with his appointment as President, in May 2022, Mr. Katibeh received a $100,000 increase to his base salary (from $500,000 to $600,000).
In November 2021, our compensation committee approved the 2022 NEO Equity Compensation Program (the “NEO Equity Compensation Program”), which provided each then-named executive officer (other than Mr. Shmunis) the opportunity to receive all but $60,000 of his or her base salary for 2022 in the form of awards of fully vested RSUs to be granted under the 2013 Plan on the first trading day on or after January 3, February 15, May 15, August 15, and November 15 of 2022. The number of RSUs a participating named executive officer received on each grant date equaled the portion of his or her salary for the applicable period (as noted below) that was to be paid in RSUs divided by the closing price of a share of our Class A Common Stock on the grant date. Messrs. Katibeh, and Marlow and Ms. Parekh elected to participate in the NEO Equity Compensation Program.
In November 2021, our compensation committee also approved the 2022 Non-NEO Equity Compensation Program (the “NEO Equity Compensation Program”), which provided each employee at or above the assistant vice president level (other than then-named executive officers) the opportunity to receive all but $135,000 or $60,000 of his or her base salary for 2022 in the form of awards of fully vested RSUs to be granted under the 2013 Plan on the first trading day on or after January 3, February 15, May 15, August 15, and November 15 of 2022. The number of RSUs a participating employee received on each grant date equaled (x) a specified amount (if applicable) plus 105% of the portion of his or her salary for the applicable period (as noted below) that was to be paid in RSUs divided by (y) the closing price of a share of our Class A Common Stock on the grant date. For each participating employee that elected to receive all but $135,000 of his or her 2022 base salary as fully vested RSUs, the specified amount was $5,000 for the first RSU award (granted on January 3, 2022) only. For each participating employee that elected to receive all but $60,000 of his or her 2022 base salary as fully vested RSUs, the specified amount was $3,000 for each of the five RSU awards granted throughout 2022. Mr. Agarwal participated in the Non‑NEO Equity Compensation Program and elected to receive all but $135,000 of his 2022 base salary as fully vested RSUs. Our compensation committee determined that it was appropriate to have Mr. Agarwal participate in the Non‑NEO Equity Compensation Program rather than the NEO Equity Compensation Program because his appointment as Chief Financial Officer was on an interim basis.
In November 2022, the compensation committee approved similar plans for 2023. Each year the compensation committee will assess whether to continue the NEO Equity Compensation Program and the Non-NEO Equity Compensation Program.
The following table sets forth the 2022 base salary for each of our named executive officers.

Name	2022 Base Salary	2021 Base Salary	Percent Increase/(decrease)
Vladimir Shmunis	$ 500,000 (1)	$700,000	(28.6)%
Mo Katibeh	$ 600,000 (2)	—	—
Sonalee Parekh	$ 500,000 (3)	—	—
John Marlow	$ 450,000 (4)	$375,000	20.0%
Vaibhav Agarwal	$ 500,000 (5)	$300,000	66.7%

(1)Mr. Shmunis received (i) an award of 2,178 RSUs in lieu of payment in cash of $695,080 of his salary for the period from April 1, 2021 through March 31, 2022, and (ii) an award of 4,769 RSUs in lieu of payment in cash of $494,530 of his salary for the period from April 1, 2022 through March 31, 2023.
(2)Under the NEO Equity Compensation Program, Mr. Katibeh received (i) an award of 1,758 RSUs in lieu of payment in cash of $110,000 of his salary for the period from May 16, 2022 through August 15, 2022, (ii) awards covering a total of 3,050 RSUs in lieu of payment in cash of $160,000 of his salary for the period from August 16, 2022 through November 15, 2022, and (iii) awards covering a total of 1,620 RSUs in lieu of payment in cash of $67,500 of his salary for the period from November 16, 2022 through December 31, 2022.

(3)Under the NEO Equity Compensation Program, Ms. Parekh received (i) an award of 2,097 RSUs in lieu of payment in cash of $110,000 of her salary for the period from August 16, 2022 through November 15, 2022, and (iii) an award of 1,320 RSUs in lieu of payment in cash of $55,000 of her salary, respectively for the period from November 16, 2022 through December 31, 2022.
(4)Under the NEO Equity Compensation Program, Mr. Marlow received (i) an award of 205 RSUs in lieu of payment in cash of $39,375 of his salary for the period from January 1, 2022 to February 15, 2022, (ii) an award of 455 RSUs in lieu of payment in cash of $78,750 of his salary for the period from February 16, 2022 through May 15, 2022, (iii) an award of 1,708 RSUs in lieu of payment in cash of $106,875 of his salary for the period from May 16, 2022 through August 15, 2022, (iv) an award of 1,858 RSUs in lieu of payment in cash of $97,500 of his salary for the period from August 16, 2022 through November 15, 2022, and (v) an award of 1,170 RSUs in lieu of payment in cash of $48,750 of his salary for the period from November 16, 2022 through December 31, 2022.
(5)Under the Non-NEO Equity Compensation Program, Mr. Agarwal received (i) an award of 139 RSUs in lieu of payment in cash of $20,625 of his salary for the period from January 1, 2022 to February 15, 2022, (ii) an award of 251 RSUs in lieu of payment in cash of $41,250 of his salary for the period from February 16, 2022 through May 15, 2022, (iii) an award of 2,091 RSUs in lieu of payment in cash of $33,333 of his salary for the period from April 1, 2022 through May 15, 2022 (which represents the incremental salary he received for that period as a result of his salary increase in connection with his appointment as interim Chief Financial Officer) and $91,250 of his salary for the period from May 16, 2022 through August 15, 2022, (iv) an award of 1,826 RSUs in lieu of payment in cash of $91,250 of his salary for the period from August 16, 2022 through November 15, 2022, and (v) an award of 1,150 RSUs in lieu of payment in cash of $45,625 of his salary for the period from November 16, 2022 through December 31, 2022.
The actual base salaries paid to our named executive officers during 2022 are set forth in the Summary Compensation Table below. As described above and in the footnotes to the Summary Compensation Table, portions of the salaries for our named executive officers were paid in the form of RSUs that are listed in the 2022 Grants of Plan-Based Awards Table below.
Annual Incentive Compensation
The compensation committee establishes annual incentive compensation opportunities under our bonus plan (the “Bonus Plan”). Consistent with our historical practices, bonuses for 2022 under the Bonus Plan were designed to motivate and reward our named executive officers, to perform to the best of their abilities and to achieve our objectives.
Target Annual Incentive Opportunities
In March 2022, the compensation committee reviewed the target annual incentive opportunities of Messrs. Shmunis, Marlow, and Agarwal, taking into consideration each named executive officer’s total annual compensation opportunity, the competitive market data with an emphasis generally on the 50th through 75th percentile of total target cash compensation opportunities, breadth of responsibilities and the other factors described in the “Compensation Setting Process-Compensation Committee” section above. Following this review, the compensation committee increased the target annual incentive opportunity for Mr. Agarwal to 75% of his base salary, in connection with his appointment as interim Chief Financial Officer. Mr. Katibeh’s and Ms. Parekh’s target annual incentive opportunities were determined through arm’s-length negotiation when they were hired.
The target annual incentive opportunities of our named executive officers for 2022 were:

Name	2022 Target Bonus Opportunity (as a % of 2022 Base Salary)	2022 Target Bonus Opportunity
Vladimir Shmunis	100%	$550,000
Mo Katibeh	100%	$575,000
Sonalee Parekh	100%	$312,500
John Marlow	100%	$450,000
Vaibhav Agarwal	75%	$324,875
2022 Bonus Plan Design and Achievement
For 2022, there are four quarterly performance periods, ending on March 31, June 30, September 30, and December 31. The bonus pool under the Bonus Plan funds based on our achievement against the quarterly target levels established by the compensation committee of the following performance metrics (weighted 50% each): (i) revenues and (ii) Non-GAAP operating margin. These metrics have the following meanings under the Bonus Plan:

•“revenues” means the Company’s net revenues generated from third parties, including both services revenues and other revenues, each as defined in our Form 10-K filed for the calendar year ended December 31, 2021, as amended. Net revenue is defined as gross sales less any pertinent discounts, refunds, or other contra-revenue amounts, as presented on the Company’s press release reporting the applicable quarterly financial results.
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
For purposes of the performance periods covering the third and fourth quarters of 2022, the compensation committee determined that revenues would be adjusted for constant currency in light of significant currency fluctuations in the second half of fiscal 2022. The adjusted revenue figure was calculated from the Company’s audited financial statements by restating actual revenue using foreign exchange rates in effect as of December 31, 2021.
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
The following chart sets forth our 2022 quarterly targets against each metric under the Bonus Plan, actual achievement against those targets, and the corresponding percentage payouts to the named executive officer each quarter:

	Revenue				Non-GAAP Operating Margin
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Target (in millions)	$464.3	$494.3	$530.8	$576.3	9.2%	9.5%	10.5%	12.8%
Achievement (% of Target)	100.7%	98.5%	97.0%	94.0%	113.0%	118.9%	128.6%	116.4%
Payout (% of Target)	100.0%	85.0%	70.0%	36.0%	108.0%	114.5%	120.0%	118.0%
Based upon our actual financial performance as measured against the approved performance metrics and the formula under the Bonus Plan, the payout percentages for each of the four quarters in 2022 were as follows: 104.0% (Q1), 100.0% (Q2), 95.0% (Q3), and 77.0% (Q4).
In November 2021, our compensation committee approved the 2022 Key Employee Equity Bonus Plan (the “Key Employee Bonus Plan”), which provided that the then-named executive officers will receive any quarterly bonus achieved and payable under the Bonus Plan for 2022 in the form of RSUs granted under the 2013 Plan. The number of RSUs each named executive officer received equaled the dollar value of the quarterly bonus (or for Mr. Agarwal, 105% of his quarterly bonus) divided by the lower of the closing price of a share of our Class A Common Stock (i) on the first trading day of the quarter for which the quarterly bonus is assessed or (ii) on the first trading day on or after May 15, August 15, November 15 or February 15 (or for the RSUs granted to Mr. Shmunis in payment of his bonuses for the first, second, third, and fourth quarters of 2022, the first trading day on or before May 19, August 19, November 19, or February 19) following the quarter for which the quarterly bonus is assessed. In the case of Mr. Agarwal’s third quarter bonus, the dollar value of the bonus was adjusted by our compensation committee to reward him for his exceptional performance. The RSUs issued to our named executive officers were fully vested upon grant. In December 2022, the compensation committee approved a similar plan governing 2023 bonuses. Each year the compensation committee will assess whether to continue the Key Employee Bonus Plan.
The aggregate dollar values of the bonuses earned by our named executive officers under the Bonus Plan for 2022 are listed in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table. As described above and in the footnotes to the Summary Compensation Table, each earned quarterly bonus was paid in the form of RSUs that are listed in the 2022 Grants of Plan-Based Awards Table below.
Equity Compensation
We use RSUs to deliver long-term incentive compensation opportunities to our named executive officers. Consistent with our compensation objectives, we believe this approach helps to ensure that the interests of the members of executive team are aligned with those of our stockholders and that we are able to attract and reward our top talent. In 2022, the compensation committee determined not to grant stock options to our named executive officers and to grant only RSUs to management in order to better identify the interests of our named executive officers and our stockholders and to reduce our corporate-wide dilution.
The compensation committee does not target equity compensation at any particular level versus the competitive market data, although it uses the range of the 50th percentile to the 75th percentile as a reference point during the course of its deliberations. RSUs serve as a retention tool as they vest based on continued service over time.
In March 2022, our compensation committee approved annual equity awards to Messrs. Shmunis, Katibeh, and Marlow to reward them for our strong corporate performance and their individual performance and to ensure that the equity awards they held were sufficient to continue to provide them with appropriate incentives to continue to grow our business, with such equity award grants becoming effective in March 2022 (or in Mr. Shmunis’s case, April 2022). Each of these annual equity awards vests as to 1/8th of the RSUs on May 20, 2022, and as to 1/16th of the RSUs every three months afterwards, in each case, subject to the applicable named executive officer’s continued service as of each vesting date.
In determining the size of these awards, the compensation committee took into consideration each executive officer’s current vested and unvested equity holdings, competitive market data, and the other factors described in the “Compensation Setting Process-Compensation Committee” section above.
The intended values of the annual equity awards to the named executive officers approved in March 2022 are listed below, and the number of shares covered by each of these equity awards is equal to the award’s intended value divided by the average closing price of a share of our common stock during the first eleven calendar days in the month of March 2022, rounded up to the nearest whole share.

Name	Intended Value of RSUs
Vladimir Shmunis	$18,000,000
Mo Katibeh	$4,160,000
John Marlow	$6,000,000
In March 2022, after assessing the competitive market conditions and the retention value of his unvested equity awards, our compensation committee also approved an additional award of 4,673 RSUs to Mr. Marlow. This award vests as to 1/4th of the RSUs on May 20, 2022, and every three months afterwards, in each case, subject to Mr. Marlow’s continued service as of each vesting date.
In January 2022, our compensation committee approved the grant of (i) a new hire award of 69,279 RSUs to Mr. Katibeh, effective February 1, 2022, and (ii) a $1,000,000 signing bonus to be paid and settled in fully-vested RSUs in two equal installments in February 2022 and May 2022. The number of shares covered by the new hire award was equal to the award’s intended value of $12,000,000 divided by the average closing price of a share of our common stock during the month of January 2022. The new hire award vests as to 1/8th of the RSUs on August 20, 2022, 1/8th of the RSUs on February 20, 2023, and as to 1/16th of the RSUs every three months afterwards, in each case, subject to Mr. Katibeh’s continued service as of each vesting date.

In connection with his appointment as President, Mr. Katibeh was granted the following equity awards in May 2022: (i) a time-based award of 26,713 RSUs that vests as to 1/4th of the RSUs on February 20, 2023, and as to 1/16th of the RSUs every three months afterwards, in each case, subject to Mr. Katibeh’s continued service as of each vesting date; and (ii) a performance-based award of 26,713 RSUs that vests according to the same vesting schedule as the time-based award, except that if our board of directors establishes performance‑based metrics on or before the date of our release of first quarter 2023 earnings, the vesting of any portion of the performance-based award scheduled to vest after February 20, 2023, will be contingent on the Company achieving such performance-based metrics.
In connection with her hire, Ms. Parekh was granted the following equity awards in May 2022: (i) a time-based new hire award of 106,850 RSUs that vests as to 1/4th of the RSUs on May 20, 2023, and as to 1/16th of the RSUs every three months afterwards, in each case, subject to Ms. Parekh’s continued service as of each vesting date; and (ii) a performance-based new hire award of 26,713 RSUs that vests according to the same vesting schedule as the time-based new hire award, except that if our board of directors establishes performance‑based metrics on or before the date of our release of first quarter 2023 earnings, the vesting of any portion of the performance-based new hire award scheduled to vest after May 20, 2023, will be contingent on the Company achieving such performance-based metrics. In addition, in April 2022, our compensation committee approved the grant of a $2,300,000 signing bonus to be paid and settled in fully-vested RSUs in two equal installments in May 2022 and November 2022.
In connection with his appointment as interim Chief Financial Officer, Mr. Agarwal received the following equity awards in March 2022: (i) an award of 69,225 RSUs that vests as to 1/8th of the RSUs on May 20, 2022, and as to 1/16th of the RSUs every three months afterwards, and (ii) an award of 1,753 RSUs that vests as to 1/4th of the RSUs on May 20, 2022, and every three months afterwards, in each case, subject to Mr. Agarwal’s continued service as of each vesting date.
In July 2022, our compensation committee approved the grant of a special retention equity award of 35,175 RSUs to Mr. Agarwal. The number of shares covered by the equity award was equal to the award’s intended value of $2,000,000 divided by the average closing price of a share of our common stock during the month of June 2022, rounded up to the nearest whole share. The award was scheduled to vest as to 50% of the RSUs on May 20, 2023, and as to 1/8th of the RSUs every three months afterwards, in each case, subject to Mr. Agarwal’s continued service as of each vesting date. In September 2022, our compensation committee replaced this equity award with an award of 41,984 RSUs. The number of shares covered by this equity award is equal to the award’s intended value of $2,000,000 divided by the average closing price of a share of our common stock during the month of August 2022, rounded up to the nearest whole share. The award vests as to 1/4th of the RSUs on November 20, 2022, and as to 1/8th of the RSUs every three months afterwards, in each case, subject to Mr. Agarwal’s continued service as of each vesting date.
In addition, in April 2022, we granted Mr. Shmunis a special equity award of 4,769 RSUs (effective in May 2022) in lieu of payment in cash of $494,530 of his salary for the period from April 1, 2022 through March 31, 2023, in order to conserve cash resources and to enhance the link between Mr. Shmunis’s interest and those of our stockholders. These RSU awards vest 1/4th every three months and become fully vested after one year, subject to Mr. Shmunis’s continued service as of each vesting date.
In 2022, Mr. Katibeh received the following RSU awards under our NEO Equity Compensation Program: (i) in May 2022, an award of 1,758 RSUs in lieu of payment in cash of $110,000 of his salary for the period from May 16, 2022 through August 15, 2022, (ii) in August 2022, awards covering a total of 3,050 RSUs in lieu of payment in cash of $160,000 of his salary for the period from August 16, 2022 through November 15, 2022, and (iii) in November 2022, awards covering a total of 1,620 RSUs in lieu of payment in cash of $67,500 of his salary for the period from November 16, 2022 through December 31, 2022.
In 2022, Ms. Parekh received the following RSU awards under our NEO Equity Compensation Program: (i) in August 2022, an award of 2,097 RSUs in lieu of payment in cash of $110,000 of her salary for the period from August 16, 2022 through November 15, 2022, and (iii) in November 2022, an award of 1,320 RSUs in lieu of payment in cash of $55,000 of her salary, respectively for the period from November 16, 2022 through December 31, 2022.
In 2022, Mr. Marlow received the following RSU awards under our NEO Equity Compensation Program: (i) in January 2022, an award of 205 RSUs in lieu of payment in cash of $39,375 of his salary for the period from January 1, 2022 to February 15, 2022, (ii) in February 2022, an award of 455 RSUs in lieu of payment in cash of $78,750 of his salary for the period from February 16, 2022 through May 15, 2022, (iii) in May 2022, an award of 1,708 RSUs in lieu of payment in cash of $106,875 of his salary for the period from May 16, 2022 through August 15, 2022, (iv) in August 2022, an award of 1,858 RSUs in lieu of payment in cash of $97,500 of his salary for the period from August 16, 2022 through November 15, 2022, and

(v) in November 2022, an award of 1,170 RSUs in lieu of payment in cash of $48,750 of his salary for the period from November 16, 2022 through December 31, 2022.
In 2022, Mr. Agarwal received the following RSU awards under our Non-NEO Equity Compensation Program: (i) in January 2022, an award of 139 RSUs in lieu of payment in cash of $20,625 of his salary for the period from January 1, 2022 to February 15, 2022, (ii) in February 2022, an award of 251 RSUs in lieu of payment in cash of $41,250 of his salary for the period from February 16, 2022 through May 15, 2022, (iii) in May 2022, an award of 2,091 RSUs in lieu of payment in cash of $124,583 of his salary for the period from May 16, 2022 through August 15, 2022, (iv) in August 2022, an award of 1,826 RSUs in lieu of payment in cash of $91,250 of his salary for the period from August 16, 2022 through November 15, 2022, and (v) in November 2022, an award of 1,150 RSUs in lieu of payment in cash of $45,625 of his salary for the period from November 16, 2022 through December 31, 2022.
In addition, each named executive officer is entitled to certain vesting acceleration benefits upon a qualifying termination, as described in the “Executive Employment Arrangements” and “Other Change in Control Provisions” sections below.
The grant date fair values of these equity awards granted to our named executive officers in 2022 are listed in the “Stock Awards” column of the Summary Compensation Table and in the 2022 Grants of Plan-Based Awards Table below.
As discussed above, we also issued RSUs to our named executive officers under the Key Employee Bonus Plan in settlement of their annual incentive payments under the Bonus Plan for 2022. These RSUs are listed in the 2022 Grants of Plan-Based Awards Table below.
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
Perquisites
We do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not regularly provide special plans or programs for our named executive officers. However, in 2022, we made payments to Messrs. Shmunis and Marlow to cover the cost associated with filings required to be made by them under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and the associated taxes. These payments were provided to Messrs. Shmunis and Marlow because, absent their status as officers, they would be exempt from such filing requirements as private investors. The total amount of these payments is set forth in the “All Other Compensation” column of the Summary Compensation Table below.
All practices with respect to perquisites or other personal benefits will be subject to review and approval by the compensation committee.
Post-Employment Compensation
Our employment arrangements with Messrs. Shmunis, Katibeh and Marlow and Ms. Parekh provide for certain payments and benefits in the event of a qualifying termination of employment, including a termination of employment in connection with a change in control of the Company. We believe that these agreements will enable our named executive officers to maintain their focus and dedication to their responsibilities to help maximize stockholder value by minimizing distractions due to the possibility of an involuntary termination of employment or a termination of employment in connection with a potential change in control of the Company. We also believe that these arrangements further our interest in encouraging retention among our named executive officers.
In addition, our named executive officers are participants in the Company’s Equity Acceleration Policy which contains provisions providing for double-trigger vesting upon certain changes in control, as described in the “Other Change in Control

Provisions” section below. We believe this policy provides important retention incentives for our key contributors through and following a change in control.
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
Vladimir Shmunis
We entered into an executive employment letter with Mr. Shmunis, our CEO, dated September 13, 2013. In 2022, Mr. Shmunis’s annual base salary was $500,000, and he was eligible to earn an annual incentive bonus of up to 100% of his base salary. The executive employment letter with Mr. Shmunis provides for a three-year employment term and may be extended by mutual agreement at the end of the term, but either we or Mr. Shmunis may terminate the employment relationship with us at any time.
If, outside of the period beginning three months prior to and ending 12 months after a change of control of the Company (such period, the “Change of Control Period”), Mr. Shmunis’s employment is terminated without “cause” (excluding by reason of death or “disability”) or he resigns for “good reason” (as such terms are defined in the executive employment letter), he will be eligible to receive the following payments and benefits if he timely signs and does not revoke a release agreement with us:
•continued payment of base salary for a period of 12 months; and
•reimbursement of COBRA premiums to continue health insurance coverage for him and his eligible dependents for up to 12 months, or taxable monthly payments for the equivalent period in the event reimbursement of COBRA premiums would violate applicable law.
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
•reimbursement of COBRA premiums to continue health insurance coverage for him and his eligible dependents for up to 18 months, or taxable monthly payments for the equivalent period in the event reimbursement of COBRA premiums would violate applicable law; and
•100% accelerated vesting of all outstanding equity awards.
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
Mo Katibeh
We entered into an executive employment offer letter with Mr. Katibeh, our President and Chief Operating Officer, dated January 4, 2022. The offer letter has no specific term and provides for at-will employment. The offer letter provides for an annual base salary of $500,000 and an annual incentive bonus of up to 100% of Mr. Katibeh’s base salary. As a member of our executive team, the achieved portion of Mr. Katibeh’s annual incentive bonus will be paid in the form of fully-vested RSUs in accordance with the Key Employee Equity Bonus Plan.
Under the offer letter, Mr. Katibeh received an initial grant of 69,279 RSUs that vests as to 1/8th of the RSUs on August 20, 2022, 1/8th of the RSUs on February 20, 2023, and as to 1/16th of the RSUs every three months afterwards, in each case, subject to Mr. Katibeh’s continued service as of each vesting date.
In addition, Mr. Katibeh also received a signing bonus in the form of fully-vested RSUs having an aggregate value of $1,000,000, which was paid in two equal installments, each having a value of $500,000 (with the first installment paid in February 2022 and the second installment paid in November 2022). Mr. Katibeh will be required to reimburse us for the total amount of the signing bonus if, within one year from his start date, he is terminated for “cause” (as defined in the offer letter) or he voluntarily terminates his employment without “good reason” (as defined in the Equity Acceleration Policy).
Under the offer letter, Mr. Katibeh was also entitled to payment or reimbursement by us for expenses he reasonably incurred on or before August 31, 2022, in connection with his relocation to the San Francisco Bay Area, including (i) assistance in obtaining temporary housing for him and his family, including the reasonable cost of such temporary housing through August 31, 2022, and (ii) up to $60,000 of other relocation and moving-related expenses (but excluding any costs or other expenses related to the sale or purchase of his permanent residence). The offer letter also entitled Mr. Katibeh to reimbursement of up to $5,000 of legal expenses related to the offer letter and affiliated documents.
If Mr. Katibeh’s employment is terminated by the Company without cause (including by reason of death or “disability” (as defined in the offer letter)) or he resigns for good reason, he will be eligible to receive the following payments and benefits if he timely signs and does not revoke a release agreement with us:
•cash severance equal to his then-current base salary for a period of (i) six months if such termination is by us other than for cause, death, or disability or by him for good reason or (ii) twelve months if such termination is by us due to his death or disability;
•reimbursement of COBRA premiums through the earlier of (i) the 12‑month anniversary of the date of the termination of employment or (ii) the date on which Mr. Katibeh or his eligible dependents, as applicable, cease to be eligible for COBRA continuation coverage, provided that if we determine that we cannot make these COBRA reimbursements without potentially violating applicable law, Mr. Katibeh will instead receive a taxable lump sum payment of $30,000 in lieu of such COBRA reimbursements; and
•the following equity award vesting acceleration benefit:
◦if such termination occurs during the period beginning 90 days prior to a “change of control” (as defined in the Equity Acceleration Policy) and ending 12 months following a change of control, then under the Equity Acceleration Policy, 50% acceleration of vesting of any of his then-outstanding and unvested equity awards subject to time-based vesting conditions, subject to the terms and conditions of the Equity Acceleration Policy, or
◦if such termination occurs outside of the period described in the previous bullet, acceleration of vesting of the portion of any of his then-outstanding and unvested equity awards subject to time based vesting conditions that would have vested if he had remained employed with us through the date that is 6 months following his effective last day with us.
In connection with his appointment as President, we entered into a supplemental letter with Mr. Katibeh, dated May 9, 2022, which amended and supplemented his executive employment offer letter. The supplemental letter provides for an annual base salary of $600,000 and an annual incentive bonus of up to 100% of Mr. Katibeh’s base salary. Under the supplemental letter, Mr. Katibeh also received an award of 26,713 RSUs that vests as to 1/4th of the RSUs on February 20, 2023, and as to 1/16th of the RSUs every three months afterwards, in each case, subject to Mr. Katibeh’s continued service as of each vesting date. However, if our board of directors establishes performance‑based metrics on or before the date of our release of first quarter 2023 earnings, the vesting of any portion of the award scheduled to vest after February 20, 2023, will be contingent on the Company achieving such performance-based metrics.
Mr. Katibeh is a participant in the Equity Acceleration Policy as described in the “Other Change in Control Provisions” section below.

Sonalee Parekh
We entered into an executive employment offer letter with Ms. Parekh, our CFO, dated April 26, 2022. The offer letter has no specific term and provides for at-will employment. The offer letter provides for an annual base salary of $500,000 and an annual incentive bonus of up to 100% of Ms. Parekh’s base salary. As a member of our executive team, the achieved portion of Ms. Parekh’s annual incentive bonus will be paid in the form of fully-vested RSUs in accordance with the Key Employee Equity Bonus Plan.
Under the offer letter, Ms. Parekh received the following equity awards: (i) a time-based new hire award of 106,850 RSUs that vests as to 1/4th of the RSUs on May 20, 2023, and as to 1/16th of the RSUs every three months afterwards, in each case, subject to Ms. Parekh’s continued service as of each vesting date; and (ii) a performance-based new hire award of 26,713 RSUs that vests according to the same vesting schedule as the time-based new hire award, except that if our board of directors establishes performance based metrics on or before the date of our release of first quarter 2023 earnings, the vesting of any portion of the performance-based new hire award scheduled to vest after May 20, 2023, will be contingent on the Company achieving such performance-based metrics.
In addition, Ms. Parekh also received a signing bonus in the form of fully-vested RSUs having an aggregate value of $2,300,000, which was paid in two equal installments, each having an aggregate value of $1,150,000 (with the first installment paid within seven days after she commenced her employment with us and the second installment paid in November 2022). The value of each installment of the signing bonus was converted into a number of RSUs based upon the average closing price of a share of our Class A Common Stock (as quoted on the New York Stock Exchange) during the first 15 consecutive calendar days of May 2022 and October 2022, respectively. Ms. Parekh will be required to reimburse us for the total amount of the signing bonus if, within two years from her start date, (i) she voluntarily terminates her employment, other than for “good reason” (as defined in the Equity Acceleration Policy), or (ii) we terminate her employment for “cause” (as defined in the offer letter), for failure to be primarily located in the San Francisco Bay Area by June 30, 2022, or for failure to relocate to the San Francisco Bay Area by August 31, 2022.
Under the offer letter, Ms. Parekh was also entitled to payment or reimbursement by us for expenses she reasonably incurred on or before November 30, 2022, in connection with her relocation to the San Francisco Bay Area, including (i) assistance in obtaining temporary housing for her and her family, including the reasonable cost of such temporary housing through November 30, 2022, and (ii) up to $60,000 of other relocation and moving-related expenses (but excluding any costs or other expenses related to the sale or purchase of her permanent residence). The offer letter also entitled Ms. Parekh to reimbursement of up to $5,000 of legal expenses related to the offer letter and affiliated documents.
If Ms. Parekh’s employment is terminated by the Company without cause (including by reason of death or “disability” (as defined in the offer letter)) or she resigns for good reason, she will be eligible to receive the following payments and benefits if she timely signs and does not revoke a release agreement with us:
•cash severance equal to her then-current base salary for a period of (i) six months if such termination is by us other than for cause, death, or disability or by her for good reason or (ii) twelve months if such termination is by us due to her death or disability;
•reimbursement of COBRA premiums through the earlier of (i) the 12‑month anniversary of the date of the termination of employment or (ii) the date on which Ms. Parekh or her eligible dependents, as applicable, cease to be eligible for COBRA continuation coverage, provided that if we determine that we cannot make these COBRA reimbursements without potentially violating applicable law, Ms. Parekh will instead receive a taxable lump sum payment of $30,000 in lieu of such COBRA reimbursements; and
•the following equity award vesting acceleration benefit:
◦if such termination occurs during the period beginning 90 days prior to a “change of control” (as defined in the Equity Acceleration Policy) and ending 12 months following a change of control, then under the Equity Acceleration Policy, 100% acceleration of vesting of any of her then-outstanding and unvested equity awards subject to time-based vesting conditions, subject to the terms and conditions of the Equity Acceleration Policy, or
◦if such termination occurs outside of the period described in the previous bullet, acceleration of vesting of the portion of any of her then-outstanding and unvested equity awards subject to time based vesting conditions that would have vested if she had remained employed with us through the date that is 6 months following her effective last day with us.
Ms. Parekh is a participant in the Equity Acceleration Policy as described in the “Other Change in Control Provisions” section below.
John Marlow
We entered into an executive employment offer letter with John Marlow, our current Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary, dated September 13, 2013. The executive employment offer letter has no specific term and provides for at-will employment. In 2022, Mr. Marlow’s base salary was $450,000, and he was eligible to earn an annual incentive bonus of up to approximately 100% of his base salary. As a member of our executive team, the achieved portion of Mr. Marlow’s annual incentive bonus will be paid in the form of fully-vested RSUs in accordance with the Key Employee Equity Bonus Plan.
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
Vaibhav Agarwal
We entered into an employment offer letter with Mr. Agarwal, our Chief Accounting Officer, dated June 21, 2016. The executive employment offer letter has no specific term and provides for at-will employment. In 2022, Mr. Agarwal’s base salary was $500,000, and he was eligible to earn an annual incentive bonus of up to approximately 75% of his base salary. As a member of our executive team, the achieved portion of Mr. Agarwal’s annual incentive bonus will be paid in the form of fully‑vested RSUs in accordance with the Key Employee Equity Bonus Plan. Mr. Agarwal also is a participant in the Equity Acceleration Policy, which is described in the “Other Change in Control Provisions” section below.
Other Change in Control Provisions
Our named executive officers are eligible to participate in our Equity Acceleration Policy. Pursuant to our Equity Acceleration Policy, on a termination of an eligible employee’s employment either (i) by the Company (or any of its subsidiaries) other than for “cause,” death, or “disability” or (ii) by the eligible employee for “good reason” (as such terms are defined in the Equity Acceleration Policy or individual participation agreement), in either case, during the period beginning 60 days prior to a “change of control” (as defined in the Equity Acceleration Policy) and ending 12 months following a change of control, then, subject to the eligible employee’s signing and not revoking a release, the then‑unvested shares subject to each of the eligible employee’s then-outstanding equity awards will immediately vest and, in the case of equity awards that are stock options and stock appreciation rights, will become exercisable as to (A) in the cases of Mr. Shmunis, Ms. Parekh, and Mr. Marlow, 100% of his or her then-outstanding unvested equity awards (other than Ms. Parekh’s performance-based new hire award), or (B) in the cases of Messrs. Katibeh and Agarwal, 50% vesting acceleration of his then-outstanding unvested equity awards (other than the performance-based award Mr. Katibeh received in connection with his appointment as President), in each case subject to the terms and conditions of the Equity Acceleration Policy.
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
The provisions of the Equity Acceleration Policy superseded any double-trigger equity acceleration provisions of any offer letter, employment agreement or equity award.
In March 2020, our compensation committee determined that for the awards of RSUs granted to Mr. Shmunis, in the event of the termination without “cause”, termination “for good reason” (as such terms are defined in the Equity Acceleration Policy) or death or disability of Mr. Shmunis, the vesting of any awards of RSUs granted to him in fiscal 2020 that would have vested had he remained employed with the Company through the date that is 12 months following his effective last day with us will be accelerated (other than in connection with a death or disability from high-risk activities such as skydiving or free climbing).
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
Accounting Considerations
We take financial reporting implications into consideration in designing compensation plans and arrangements for the members of our executive team, other employees and members of our board of directors. These accounting considerations include ASC Topic 718, the standard which governs the accounting treatment of stock-based compensation awards.

Compensation-Related Risk
Our board of directors is responsible for the oversight of our risk profile, including compensation-related risks. Our compensation committee monitors our compensation policies and practices as applied to our employees to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking. In cooperation with management, our compensation committee reviewed our 2022 compensation programs. Our compensation committee believes the mix and design of the elements of such programs do not encourage our employees to assume excessive risks and accordingly are not reasonably likely to have a material adverse effect on our Company. We have designed our compensation programs to be balanced so that our employees are focused on both short-term and long-term financial and operational performance. In particular, the weighting towards long-term incentive compensation discourages short-term risk taking. Goals are appropriately set with targets that encourage growth in the business.
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
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Respectfully submitted by the members of the compensation committee of the board of directors:
Allan Thygesen (Chair)
Tarek Robbiati
Robert Theis
Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers during fiscal 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Vladimir Shmunis Chief Executive Officer	2022	5,470 (4)	—	19,288,954	517,280 (5)	373,493	20,185,166
	2021	5,175	—	18,439,095	776,713	828	19,221,811
	2020	4,800	—	18,148,589	905,466	576	19,059,431
Mo Katibeh President and Chief Operating Officer	2022	206,250 (6)	—	20,373,657	563,000 (7)	214,322	21,357,229
	2021	—	—	—	—	—	—
	2020	—	—	—	—	—	—
Sonalee Parekh Chief Financial Officer	2022	147,500 (8)	—	10,666,699	298,609 (9)	192,348	11,305,156
	2021	—	—	—	—	—	—
	2020	—	—	—	—	—	—
John Marlow Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary	2022	60,000 (10)	—	6,010,755	422,193 (11)	134,826	6,627,774
	2021	204,375	—	12,006,768	416,753	45,828	12,673,724
	2020	375,000	—	4,361,290	435,773	2,172,719	7,344,782
Vaibhav Agarwal Chief Accounting Officer and former interim Chief Financial Officer	2022	135,000 (12)		11,102,334	360,414 (13)	576	11,598,324
	2021	170,000	—	4,580,059	203,560	576	4,954,195
	2020	300,000	—	1,061,805	193,020	576	1,555,401

(1)The amounts in the “Stock Awards” column represent the aggregate fair market value of RSUs granted in the applicable year and calculated in accordance with ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used to calculate the value of equity awards are set forth under Note 10 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022.
(2)Amounts in this column represent the aggregate fair market value of RSUs granted under our Key Employee Equity Bonus Plan, in lieu of a cash bonus earned for each quarter of 2020, 2021 and 2022, which is calculated in accordance with ASC Topic 718. These RSUs were fully vested upon grant.
(3)This column represents (i) the dollar value of the benefit to each named executive officer for the portion of the premium payable by the Company with respect to a life insurance policy, (ii) with respect to Mr. Shmunis, a Hart-Scott-Rodino filing fee paid by the Company on Mr. Shmunis’s behalf in the amount of $125,000 and a tax gross-up for such payment in the amount of $247,917; (iii) with respect to Mr. Katibeh and Ms. Parekh, relocation expenses of $213,770 and $191,988, respectively; and (iv) with respect to Mr. Marlow, a Hart‑Scott-Rodino filing fee paid by the Company on Mr. Marlow’s behalf in the amount of $45,000 and a tax gross-up for such payment in the amount of $89,250.
(4)This amount represents the $5,470 of cash salary actually paid to Mr. Shmunis in 2022. Mr. Shmunis received (i) an award of 2,178 RSUs in lieu of payment in cash of $695,080 of his salary for the period from April 1, 2021 through March 31, 2022, and (ii) an award of 4,769 RSUs in lieu of payment in cash of $494,530 of his salary for the period from April 1, 2022 through March 31, 2023, and this amount does not include the portion of this $695,080 of salary attributable to the period from January 1, 2022 through March 31, 2022 and the portion of this $494,530 of salary attributable to the period from April 1, 2022 through December 31, 2022.
(5)Consists of 11,158 RSUs that were fully vested upon grant, 10,226 of which were granted in fiscal 2022 and 932 of which were granted in fiscal 2023.
(6)This amount represents the $206,250 of cash salary actually paid to Mr. Katibeh in 2022. Mr. Katibeh received (i) an award of 1,758 RSUs in lieu of payment in cash of $110,000 of his salary for the period from May 16, 2022 through August 15, 2022, (ii) awards of 2,097 RSUs and 953 RSUs in lieu of payment in cash of $110,000 and $50,000 of his salary respectively for the period from August 16, 2022 through November 15, 2022, and (iii) awards of 1,320 RSUs and 300 RSUs in lieu of payment in cash of $55,000 and $12,500 of his salary, respectively for the period from November 16, 2022 through December 31, 2022.
(7)Consists of 11,248 RSUs that were fully vested upon grant, 8,389 of which were granted in fiscal 2022 and 2,859 of which were granted in fiscal 2023.
(8)This amount represents the $147,500 of cash salary actually paid to Ms. Parekh in 2022. Ms. Parekh received (i) an award of 2,097 RSUs in lieu of payment in cash of $110,000 of her salary for the period from August 16, 2022 through November 15, 2022, and (iii) an award of 1,320 RSUs in lieu of payment in cash of $55,000 of her salary, respectively for the period from November 16, 2022 through December 31, 2022.
(9)Consists of 6,465 RSUs that were fully vested upon grant, 4,041 of which were granted in fiscal 2022 and 2,424 of which were granted in fiscal 2023.
(10)This amount represents the $60,000 of cash salary actually paid to Mr. Marlow in 2022. Mr. Marlow received (i) an award of 205 RSUs in lieu of payment in cash of $39,375 of his salary for the period from January 1, 2022 to February 15, 2022, (ii) an award of 455 RSUs in lieu of payment in cash of $78,750 of his salary for the period from February 16, 2022 through May 15, 2022, (iii) an award of 1,708 RSUs in lieu of payment in cash of $106,875 of his salary for the period from May 16, 2022 through August 15, 2022, (iv) an award of 1,858 RSUs in lieu of payment in cash of $97,500 of his salary for the period from August 16, 2022 through November 15, 2022, and (v) an award of 1,170 RSUs in lieu of payment in cash of $48,750 of his salary for the period from November 16, 2022 through December 31, 2022.
(11)Consists of 8,435 RSUs that were fully vested upon grant, 6,291 of which were granted in fiscal 2022 and 2,144 of which were granted in fiscal 2023.
(12)This amount represents the $135,000 of cash salary actually paid to Mr. Agarwal in 2022. Mr. Agarwal received (i) an award of 139 RSUs in lieu of payment in cash of $20,625 of his salary for the period from January 1, 2022 to February 15, 2022, (ii) an award of 251 RSUs in lieu of payment in cash of $41,250 of his salary for the period from February 16, 2022 through May 15, 2022, (iii) an award of 2,091 RSUs in lieu of payment in cash of $125,583 of his salary for the period from May 16, 2022 through August 15, 2022, (iv) an award of 1,826 RSUs in lieu of payment in cash of $91,250 of his salary for the period from August 16, 2022 through November 15, 2022, and (v) an award of 1,150 RSUs in lieu of payment in cash of $45,625 of his salary for the period from November 16, 2022 through December 31, 2022, in each case, such awards reflected a five percent premium on the underlying cash amount.
(13)Consists of 7,389 RSUs that were fully vested upon grant, 5,306 of which were granted in fiscal 2022 and 2,083 of which were granted in fiscal 2023.

Grants of Plan-Based Awards in 2022
The following table sets forth information regarding grants of awards made to our named executive officers during fiscal 2022. We did not grant any cash awards under our 2013 Plan during fiscal 2022.

			Equity Grants
Name	Grant Date	Name of Plan	Number of Securities Underlying Restricted Stock Units (#)	Grant Date Fair Value of Stock Awards ($)(1)
Vladimir Shmunis	11/20/2022	2013 Plan	3,529	126,303
	8/20/2022	2013 Plan	3,842	172,659
	5/20/2022	2013 Plan	2,855	183,862
	5/2/2022	2013 Plan	4,769	416,000
	4/1/2022	2013 Plan	155,756	18,872,955
	2/20/2022	2013 Plan	1,434	211,716
Mo Katibeh	11/15/2022	2013 Plan	1,320	55,004
	11/15/2022	2013 Plan	300	12,501
	11/15/2022	2013 Plan	3,420	142,511
	8/15/2022	2013 Plan	2,097	110,051
	8/15/2022	2013 Plan	953	50,013
	8/15/2022	2013 Plan	2,859	150,040
	5/30/2022	2013 Plan	26,713	1,686,659
	5/30/2022	2013 Plan	26,713	1,686,659
	5/16/2022	2013 Plan	1,758	110,016
	5/16/2022	2013 Plan	2,110	132,044
	5/1/2022	2013 Plan	4,822	420,623
	3/14/2022	2013 Plan	35,997	3,587,101
	2/1/2022	2013 Plan	69,279	12,148,765
	2/1/2022	2013 Plan	2,887	506,264
Sonalee Parekh	11/20/2022	2013 Plan	30,697	1,098,646
	11/15/2022	2013 Plan	1,320	55,004
	11/15/2022	2013 Plan	2,850	118,760
	8/15/2022	2013 Plan	2,097	110,051
	8/15/2022	2013 Plan	1,191	62,504
	5/30/2022	2013 Plan	106,850	6,746,509
	5/30/2022	2013 Plan	26,713	1,686,659
	5/30/2022	2013 Plan	15,360	969,830
John Marlow	11/15/2022	2013 Plan	1,170	48,754
	11/15/2022	2013 Plan	2,565	106,884
	8/15/2022	2013 Plan	1,858	97,508
	8/15/2022	2013 Plan	2,144	112,517
	5/16/2022	2013 Plan	1,708	106,887
	5/16/2022	2013 Plan	1,582	99,002
	3/14/2022	2013 Plan	51,919	5,173,728
	3/14/2022	2013 Plan	4,673	465,664
	2/15/2022	2013 Plan	455	78,770
	2/15/2022	2013 Plan	652	112,874
	1/3/2022	2013 Plan	205	39,444
Vaibhav Agarwal	11/15/2022	2013 Plan	1,150	47,921

11/15/2022	2013 Plan	2,469	102,883
9/16/2022	2013 Plan	41,984	1,778,442
8/15/2022	2013 Plan	1,826	95,828
8/15/2022	2013 Plan	2,064	108,319
7/25/2022	2013 Plan	35,175 (2)	1,906,133
5/16/2022	2013 Plan	2,091	130,855
5/16/2022	2013 Plan	773	48,374
3/14/2022	2013 Plan	69,225	6,898,271
3/14/2022	2013 Plan	1,753	174,686
2/15/2022	2013 Plan	251	43,453
2/15/2022	2013 Plan	319	55,225
1/3/2022	2013 Plan	139	26,745

(1)The amounts in the “Grant Date Fair Value of Stock Awards” column represent the grant date fair market value of RSUs and PSUs granted in fiscal 2022 and calculated in accordance with ASC Topic 718. The assumptions used to calculate the value of equity awards are set forth under Note 10 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022.
(2)This equity award was canceled and replaced in September 2022.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information concerning equity awards held by our named executive officers at the end of fiscal 2022.

	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Name	Grant Date	Exercisable	Unexercisable
Vladimir Shmunis	4/24/2019	—	—	—	—	4,476 (2)	158,450
	4/1/2020	—	—	—	—	25,878 (3)	916,081
	5/1/2021	—	—	—	—	31,723 (4)	1,122,994
	4/1/2022	—	—	—	—	116,818 (5)	4,135,357
	5/2/2022	—	—	—	—	2,385 (6)	84,429
Mo Katibeh	2/1/2022	—	—	—	—	60,620 (7)	2,145,948
	3/14/2022	—	—	—	—	26,999 (8)	955,765
	5/30/2022	—	—	—	—	26,713 (9)	945,640
	5/30/2022	—	—	—	—	26,713 (10)	945,640
Sonalee Parekh	5/30/2022	—	—	—	—	26,713 (11)	945,640
	5/30/2022	—	—	—	—	106,850 (12)	3,782,490
John Marlow	4/24/2019	—	—	—	—	1,107 (13)	39,188
	4/1/2020	—	—	—	—	6,470 (14)	229,038
	5/1/2021	—	—	—	—	21,149 (15)	748,675
	3/14/2022	—	—	—	—	38,940 (16)	1,378,476
	3/14/2022	—	—	—	—	1,169 (17)	41,383
Vaibhav Agarwal	4/2/2019	—	—	—	—	281 (18)	9,947
	4/9/2020	—	—	—	—	1,618 (19)	57,277

5/1/2021	—	—	—	—	7,931 (20)	280,757
3/14/2022	—	—	—	—	51,919 (21)	1,837,933
3/14/2022	—	—	—	—	439 (22)	15,541
9/16/2022	—	—	—	—	31,488 (23)	1,114,675

(1)This amount reflects the closing price of our Class A Common Stock on December 30, 2022 (which was $35.40), multiplied by the amount shown in the column for Number of Shares or Units of Stock That Have Not Vested.
(2)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2019. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
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
(5)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, with 1/8 vesting on May 20, 2022 and 1/16 vesting each quarter thereafter. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(6)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in four equal quarterly installments commencing August 20, 2022. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(7)The shares underlying this RSU award vest, subject to Mr. Katibeh’s continued role as a service provider to us, with 1/8 vesting on each of August 20, 2022 and February 20, 2023, and 1/16 vesting each quarter thereafter. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(8)The shares underlying this RSU award vest, subject to Mr. Katibeh’s continued role as a service provider to us, with 1/8 vesting on May 20, 2022 and 1/16 vesting each quarter thereafter. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(9)This RSU award vests, subject to Mr. Katibeh’s continued role as a service provider to us, as to 1/4 of the underlying shares on February 20, 2023 and as to 1/16 of the underlying shares each quarter thereafter; provided, however, that if our board of directors establishes performance based metrics on or before the date of our release of first quarter 2023 earnings, the vesting of any portion of the award scheduled to vest after February 20, 2023, will be contingent on the Company achieving such performance-based metrics.
(10)The shares underlying this RSU award vest, subject to Mr. Katibeh’s continued role as a service provider to us, with 1/4 vesting on February 20, 2023 and 1/16 vesting each quarter thereafter. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(11)This RSU award vests, subject to Ms. Parekh’s continued role as a service provider to us, as to 1/4 of the underlying shares on May 20, 2023 and as to 1/16 of the underlying shares each quarter thereafter; provided, however, that if our board of directors establishes performance based metrics on or before the date of our release of first quarter 2023 earnings, the vesting of any portion of the award scheduled to vest after May 20, 2023, will be contingent on the Company achieving such performance-based metrics.
(12)The shares underlying this RSU award vest, subject to Ms. Parekh’s continued role as a service provider to us, with 1/4 vesting on May 20, 2023 and 1/16 vesting each quarter thereafter. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(13)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2019. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(14)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2020. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(15)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2021. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(16)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, with 1/8 vesting on May 20, 2022 and 1/16 vesting each quarter thereafter. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(17)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in four equal quarterly installments commencing May 20, 2022. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.

(18)The shares underlying this RSU award vest, subject to Mr. Agarwal’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2019. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(19)The shares underlying this RSU award vest, subject to Mr. Agarwal’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2020. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(20)The shares underlying this RSU award vest, subject to Mr. Agarwal’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2021. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(21)The shares underlying this RSU award vest, subject to Mr. Agarwal’s continued role as a service provider to us, with 1/8 vesting on May 20, 2022 and 1/16 vesting each quarter thereafter. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(22)The shares underlying this RSU award vest, subject to Mr. Agarwal’s continued role as a service provider to us, in four equal quarterly installments commencing May 20, 2022. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(23)The shares underlying this RSU award vest, subject to Mr. Agarwal’s continued role as a service provider to us, with 1/4 vesting on November 20, 2022 and 1/8 vesting each quarter thereafter. 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
Option Exercises and Stock Vested in 2022
The following table sets forth the number of shares of common stock acquired during fiscal 2022 by our named executive officers upon the exercise of stock options and the vesting of RSU awards and the value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Securities Acquired on Vesting (#)(3)	Value Realized on Vesting ($)(4)
Vladimir Shmunis	—	—	113,343	7,773,365
Mo Katibeh	—	—	40,183	2,359,423
Sonalee Parekh	—	—	53,515	2,414,794
John Marlow	10,487	1,062,632	49,430	3,280,054
Vaibhav Agarwal	—	—	46,470	2,489,119

(1)Reflects the aggregate number of shares of Class A Common Stock underlying the stock options that were exercised during fiscal 2022.
(2)Calculated by multiplying (i) the difference between (x) the sale price for shares of Class A Common Stock sold concurrently with the exercise of an option, and if not, the fair market value of Class A Common Stock on the option exercise date, which was determined using the closing price on the NYSE of a share of Class A Common Stock on the option exercise date, and (y) the exercise price of the option, by (ii) the number of shares of Class A Common Stock acquired upon exercise.
(3)Reflects the aggregate number of shares of common stock underlying the RSU awards that vested in fiscal 2022.
(4)Calculated based by multiplying (i) the fair market value of Class A Common Stock on the vesting date, which was determined using the closing price on the NYSE of a share of Class A Common Stock on vesting date, by (ii) the number of shares of Class A Common Stock acquired upon vesting.
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
Potential Payments upon Termination and upon Termination in Connection with a Change of Control
Potential Payments upon Termination Apart from a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers pursuant to his or her employment letter, if (i) the named executive officer experiences a qualifying termination of his or her employment (as described in the “Executive Compensation─Compensation Discussion and Analysis─Post-Employment Compensation─Executive Employment Arrangements” section above), on December 31, 2022, and outside of the period beginning 60 days (or (A) in the case of Mr. Shmunis, three months, or (B) in the cases of Mr. Katibeh and Ms. Parekh, 90 days) prior to and ending 12 months following a “change of control” (as defined in our Equity Acceleration Policy) and (ii) such named executive officer signs and does not revoke a release agreement with us.

	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)	Continuing Health Coverage ($)(3)	Total ($)
Vladimir Shmunis (4)	500,000	—	22,449	522,449
Mo Katibeh (5)	600,000	914,630	32,014	1,546,644
Sonalee Parekh (6)	500,000	945,065	29,771	1,474,836
John Marlow (7)	112,500	—	—	112,500
Vaibhav Agarwal	—	—	—	—

(1)Represents the portion of each named executive officer’s base salary to be paid to such named executive officer upon a termination apart from a change of control.
(2)For each named executive officer, the estimated value of accelerated equity awards was calculated by multiplying (x) the amount of unvested RSUs subject to acceleration held by the applicable named executive officer and (y) the closing price of our Class A Common Stock on December 30, 2022 (which was $35.40).
(3) Represents the value of the COBRA premium reimbursements to be provided to such named executive officer upon a termination apart from a change of control.
(4)Mr. Shmunis will receive (i) 12 months of his base salary and (ii) reimbursement of his COBRA premiums for up to 12 months, in accordance with his executive employment letter.
(5)Mr. Katibeh will receive (i) his base salary for (A) six months if his termination is by us other than for cause, death, or disability or by him for good reason or (B) 12 months if such termination is by us due to his death or disability; (ii) 100% vesting of his then-outstanding and unvested time-based equity that would have vested had he remained employed with the Company through the date that is six months following his effective last day with the Company, and (iii) reimbursement of COBRA premiums for up to 12 months, in accordance with his executive employment offer letter. The amount of cash severance listed in the table above reflects Mr. Katibeh’s receipt of 12 months of his base salary upon a termination by us due to his death or disability. If his termination is by us other than for cause, death, or disability or by him for good reason, such amount would be $300,000 instead.
(6)Ms. Parekh will receive (i) her base salary for (A) six months if her termination is by us other than for cause, death, or disability or by her for good reason or (B) 12 months if such termination is by us due to her death or disability; (ii) 100% vesting of her then-outstanding and unvested time-based equity that would have vested had she remained employed with the Company through the date that is six months following her effective last day with the Company, and (iii) reimbursement of COBRA premiums for up to 12 months, in accordance with her executive employment offer letter. The amount of cash severance listed in the table above reflects Ms. Parekh’s receipt of 12 months of her base salary upon a termination by us due to her death or disability. If her termination is by us other than for cause, death, or disability or by him for good reason, such amount would be $250,000 instead.
(7)Mr. Marlow will receive three months of his base salary, in accordance with his offer letter.

Potential Payments upon Termination in Connection with a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers pursuant to his or her employment letter and Equity Acceleration Policy, if (i) the named executive officer experiences a qualifying termination of his or her employment (as described in the “Executive Employment Arrangements” and “Other Change in Control Provisions” subsections of the “Executive Compensation─Compensation Discussion and Analysis─Post-Employment Compensation” section above) on December 31, 2022, and within the period beginning 60 days (or (A) in the case of Mr. Shmunis, three months, or (B) in the cases of Mr. Katibeh and Ms. Parekh, 90 days) prior to or 12 months following a “change of control” (as defined in our Equity Acceleration Policy) and (ii) such named executive officer signs and does not revoke a release agreement with us.

	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)	Continuing Health Coverage ($)(3)	Total ($)
Vladimir Shmunis (4)	1,500,000	6,417,312	33,674	7,950,986
Mo Katibeh (5)	600,000	2,023,676	32,014	2,655,690
Sonalee Parekh (6)	500,000	3,782,490	29,771	4,312,261
John Marlow (7)	112,500	2,436,759	—	2,549,259
Vaibhav Agarwal (8)	—	1,658,065	—	1,658,065

(1)Represents the portion of each named executive officer’s (a) base salary and (b) 2022 target bonus, as applicable to be paid to such named executive officer upon a termination in connection with a change of control.
(2)For each named executive officer, the estimated value of accelerated equity awards was calculated by multiplying (x) the amount of unvested RSUs subject to acceleration held by the applicable named executive officer and (y) the closing price of our Class A Common Stock on December 30, 2022 (which was $35.40).
(3)Represents the value of the COBRA premium reimbursements to be provided to such named executive officer upon a termination in connection with a change of control.
(4)Mr. Shmunis will receive (i) 18 months of his base salary plus 150% his 2022 target bonus, (ii) 100% acceleration of his outstanding equity awards and (iii) reimbursement of his COBRA premiums for up to 18 months, in accordance with his executive employment letter and the Equity Acceleration Policy.
(5)Mr. Katibeh will receive (i) his base salary for (A) six months if his termination is by us other than for cause, death, or disability or by him for good reason or (B) 12 months if such termination is by us due to his death or disability, (ii) 50% acceleration of his outstanding equity awards (other than the performance-based award he received in connection with his appointment as President) and (iii) reimbursement of COBRA premiums for up to 12 months, in accordance with his executive employment offer letter and the Equity Acceleration Policy. The amount of cash severance listed in the table above reflects Mr. Katibeh’s receipt of 12 months of his base salary upon a termination by us due to his death or disability. If his termination is by us other than for cause, death, or disability or by him for good reason, such amount would be $300,000 instead.
(6)Ms. Parekh will receive (i) her base salary for (A) six months if her termination is by us other than for cause, death, or disability or by her for good reason or (B) 12 months if such termination is by us due to her death or disability, (ii) 100% acceleration of her outstanding equity awards (other than her performance-based new hire award) and (iii) reimbursement of COBRA premiums for up to 12 months, in accordance with her executive employment offer letter and the Equity Acceleration Policy. The amount of cash severance listed in the table above reflects Ms. Parekh’s receipt of 12 months of her base salary upon a termination by us due to her death or disability. If her termination is by us other than for cause, death, or disability or by him for good reason, such amount would be $250,000 instead.
(7)Mr. Marlow will receive (i) three months of his base salary and (ii) 100% acceleration of his outstanding equity awards, in accordance with his offer letter and the Equity Acceleration Policy.
(8)Mr. Agarwal will receive 50% acceleration of his outstanding equity awards pursuant to the Equity Acceleration Policy.
CEO Pay Ratio
Under SEC rules, we are required to provide information regarding the relationship between the total annual compensation of Mr. Shmunis, our Chief Executive Officer, and the total annual compensation of our median employee (other than Mr. Shmunis). For our last completed fiscal year, which ended December 31, 2022:
•The median of the total annual compensation of all employees (other than Mr. Shmunis) of ours (including our consolidated subsidiaries) was $123,112.

•Mr. Shmunis’s total annual compensation, as reported in the Summary Compensation Table included in this Annual Report on Form 10-K, was $.
•Based on the above, for fiscal 2022, the ratio of Mr. Shmunis’s total annual compensation to the median of the total annual compensation of all employees was 164 to 1.
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
•We determined the median of the total annual compensation of all of our employees as of December 31, 2022. As of December 31, 2022, we (including our consolidated subsidiaries) had approximately 3,891 full-time, part-time and temporary employees, approximately 2,399 out of the 3,891 (or approximately 61.7%) are U.S. employees, and approximately 1,492 out of the 3,891 (or approximately 38.3%) are located outside of the United States.
•We then compared the sum of (i) the total annual cash compensation earned by each of these employees for fiscal 2022 as reflected in our payroll records plus (ii) the fair value of equity awards (as determined in accordance with footnote 1 of the fiscal Summary Compensation Table) granted to these employees in fiscal 2022, to determine the median employee, without annualizing the compensation of any employees who started their employment with us in fiscal 2022 but did not work for us or our consolidated subsidiaries for the entire year. Compensation paid in foreign currency was converted to U.S. dollars using currency conversion ratios in effect as of January 1, 2023. In determining the median total compensation of all of these employees, we did not make any cost of living adjustments to the wages paid to any employee outside of the U.S.
Once we identified our median employee, we estimated the median employee’s total annual compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, yielding the median total annual compensation disclosed above. With respect to Mr. Shmunis’s total annual compensation, we used the amount reported in the “Total” column of our fiscal Summary Compensation Table included in this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock and Class B common stock as of January 31, 2023, for:
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
We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 2023, and shares issuable upon the vesting of RSUs within 60 days of January 31, 2023, to be outstanding and to be beneficially owned by the person holding the option or the RSUs, respectively, for the purpose of computing the percentage ownership of that person. However, we have not treated such shares as outstanding for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 85,621,557 shares of our Class A common stock and 9,924,538 shares of our Class B common stock outstanding as of January 31, 2023. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.

	Class A		Class B		% of Total Voting
	Shares	%	Shares	%	Power †
5% Stockholders:
Entities affiliated with Vladimir Shmunis (1)	224,667	*	5,471,618	55.1	29.7
Entities affiliated with Vlad Vendrow (2)	161,329	*	2,970,295	29.9	16.2
Capital World Investors (3)	12,964,077	15.1	—	*	7.0
Vanguard Group Inc.(4)	9,747,692	11.4	—	*	5.3
BlackRock, Inc. (5)	6,278,715	7.3	—	*	3.4
Alkeon Capital Management, LLC (6)	4,802,188	5.6	—	*	2.6
Named Executive Officers, Directors:
Vladimir Shmunis (1)	224,667	*	5,471,618	55.1	29.7
Mohammed Katibeh (7)	31,473	*	—	*	*
Sonalee Parekh (8)	18,173	*	—	*	*
John Marlow (9)	158,621	*	273,714	2.8	1.6
Vaibhav Agarwal (10)	16,888	*	—	*	*
Mignon Clyburn (11)	1,478	*	—	*	*
Arne Duncan (12)	1,201	*	—	*	*
Kenneth Goldman (13)	11,757	*	—	*	*
Tarek Robbiati	—	—	—	—	—
Sridhar Srinivasan (14)	—	—	—	—	—
Robert Theis (15)	21,005	*	—	*	*
Allan Thygesen (16)	13,238	*	—	*	*
Neil Williams (17)	11,962	*	—	*	*
All current executive officers and directors as a group (13 persons)(18)	510,463	*	5,745,332	57.9	31.4

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
(1)Consists of (i) 59,895 shares of Class A common stock held of record by Mr. Shmunis (ii) 3,457,107 shares of Class B common stock held of record by ELCA Fund I, L.P. (“ELCA I”); (iii) 5,926 shares of Class B common stock held of record by ELCA Fund II, L.P. (“ELCA II”); (iv) 5,926 shares of Class B common stock held of record by ELCA Fund III, L.P. (“ELCA III”); (v) 1,385 shares of Class B common stock held of record by ELCA, LLC (collectively, along with ELCA I, ELCA II and ELCA III, the “ELCA Funds”); (vi) 1,274 shares of Class B common stock held of record by Vladimir G. Shmunis & Sandra Shmunis TR UA June 9, 1998 Shmunis Revocable Trust (“Trust”); (vii) 1,000,000 shares of Class B common stock held of record by Sandra Shmunis TR UA 03/11/2022 Sandra Shmunis 2022 Grantor Retained Annuity Trust (“SST”); (viii) 1,000,000 shares of Class B common stock held of record by Vladimir Shmunis TR UA 03/11/2022 Vladimir Shmunis 2022 Grantor Retained Annuity Trust (“VST”); (ix) 81,668 shares of Class A common stock held of record by Vladimir G Shmunis & Sandra Shmunis TR So Inclined Philanthropic Foundation (“SIPF”); (x) 59,000 shares of Class A common stock held of record by The Shmunis Family Generations Trust under agreement, dated December 29, 2020 (“SFGT”) and (xi) 24,104 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of January 31, 2023. Vladimir Shmunis, our CEO and Chairman of the board of directors, and Sandra Shmunis, Mr. Shmunis’s wife, are the managing members of ELCA, LLC. ELCA, LLC is the general partner of ELCA I, ELCA II and ELCA III. Mr. Shmunis and Mrs. Shmunis are the trustees of Trust and SIPF, and the investment trustees of SFGT. As a result, and by virtue of the relationships described in this footnote, Mr. and Mrs. Shmunis may be deemed to share voting and dispositive power with respect to the shares held by ELCA I, Trust, SIPF and SFGT, and certain of the shares held by ELCA II and ELCA III. As sole trustee of SST, Mrs. Shmunis may be deemed to hold voting and dispositive power with respect to the shares held by SST. As sole trustee of VST, Mr. Shmunis may be deemed to hold voting and dispositive power with respect to the shares held by VST. The address for these entities is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.
(2)Consists of (i) 125,867 shares of Class A common stock held of record by Mr. Vendrow; (ii) 26,035 shares of Class A common stock held of record by The Vlad Vendrow Trust dated February 13, 2020 (the “Vendrow 2020 Trust”); (iii) 1,040,365 shares of Class B common stock held of record by the Vendrow 2020 Trust; (iv) 1,890 shares of Class A common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO David G Vendrow; (v) 1,890 shares of Class A common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Edward B Vendrow; (vi) 1,890 shares of Class A common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Joshua L Vendrow; (vii) 157,110 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO David G Vendrow; (viii) 157,110 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Edward B Vendrow; (ix) 157,110 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Joshua L Vendrow; (x) 38,600 shares of Class B common stock held of record by the Regina Vendrow TR UA 12/01/2020 Viva Children’s Trust; (xi) 420,000 shares of Class B common stock held of record by Viva Investment Capital LLC; (xii) 1,000,000 shares of Class B common stock held of record by Viva Investment Capital II LLC; and (xiii) 3,757 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of January 31, 2023. As sole trustee of the Vendrow 2020 Trust, Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held by the Vendrow 2020 Trust. Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held by him and by his children and his children’s trusts. As the sole owner of Viva Investment Capital LLC and Viva Investment Capital II LLC, Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held thereby. The address for these entities is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.
(3)Based on information reported by Capital World Investors (“CWI”) on its most recent Schedule 13G/A filed with the SEC on February 13, 2023. Of the shares of Class A common stock beneficially owned, CWI reported that it has sole dispositive power and sole voting power with respect to 12,964,077 shares. CWI is a division of Capital Research and Management Company (“CRMC”), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., Capital Group Private Client Services, Inc., and Capital Group Investment Management Private Limited. CWI's divisions of each of the investment management entities collectively provide investment management services under the name “Capital World Investors.” The address for CWI is 333 South Hope Street, Los Angeles, California 90071.
(4)Based on information reported by The Vanguard Group, Inc. on its most recent Schedule 13G/A filed with the SEC on February 9, 2023. Of the shares of Class A common stock beneficially owned, The Vanguard Group, Inc. reported that it has sole dispositive power with respect to 9,625,108 shares, shared dispositive power with respect to 122,584 shares, sole voting power with respect to 0 shares, and shared voting power with respect to 43,230 shares. The address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(5)Based on information reported by BlackRock, Inc. on its most recent Schedule 13G/A filed with the SEC on February 7, 2023. Of the shares of Class A common stock beneficially owned, BlackRock, Inc. reported that it has sole dispositive power with respect to 6,278,715 shares and sole voting power with respect to 5,939,897 shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(6)Based on information reported by Alkeon Capital Management, LLC on its most recent Schedule 13G/A filed with the SEC on February 13, 2023. Of the shares of Class A common stock beneficially owned, Alkeon Capital Management, LLC and Panayotis D. Sparaggis each reported shared dispositive and voting power with respect to 4,802,188 shares. The address for each of the reporting persons is 350 Madison Avenue, 20th Floor, New York, New York 10017.
(7)Consists of 7,207 shares of Class A common stock held of record by Mr. Katibeh and 24,266 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of January 31, 2022.
(8)Consists of 18,173 shares of Class A common stock held of record by Ms. Parekh.
(9)Consists of (i) 124,826 shares of Class A common stock held of record by Mr. Marlow; (ii) 6,275 shares of Class A common stock held of record by the JEM Double Happiness 2018 Trust (the “Marlow Trust I”); (iii) 6,275 shares of Class A common stock held of record by the CAM Double Happiness 2018 Trust (the “Marlow Trust II”) (iv) 12,080 shares of Class A common stock held of record by the M&M Family 2020 Irrevocable Trust (the “Marlow Trust III”) (v) 15,060 shares of Class B common stock held of record by Mr. Marlow; (vi) 216,334 shares of Class B common stock held of record by the M&M Twice as Nice Trust (the “Marlow Trust IV” and, together with the Marlow Trust I, the Marlow Trust II and the Marlow Trust III, the “Marlow Trusts”); (vii) 42,320 shares of Class B common stock held of record by the Marlow Trust III; and (viii) 9,165 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of January 31, 2023. As trustee of the Marlow Trusts, Mr. Marlow may be deemed to hold voting and dispositive power with respect to the shares held by the Marlow Trusts.
(10)Consists of 5,389 shares of Class A common stock held of record by Mr. Agarwal.
(11)Consists of 1,478 shares of Class A common stock held of record by Ms. Clyburn.
(12)Consists of 1,201 shares of Class A common stock held of record by Mr. Duncan.
(13)Consists of (i) 5,657 shares of Class A common stock held of record by Mr. Goldman and (ii) 6,100 shares of Class A common stock held of record by GSW-GV, LLC.
(14)Mr. Srinivasan resigned from our board of directors in February 2023.
(15)Consists of 21,005 shares of Class A common stock held of record by Mr. Theis.
(16)Consists of 13,238 shares of Class A common stock held of record by Mr. Thygesen.

(17)Consists of 11,962 shares of Class A common stock held of record by Mr. Williams.
(18)Consists of (i) 441,429 shares of Class A common stock held of record by our directors and current executive officers; (ii) 69,034 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of January 31, 2023; (iii) 5,745,332 shares of Class B common stock held of record by our directors and current executive officers; and (iv) no shares of Class B common stock issuable pursuant to stock options exercisable within 60 days of January 31, 2023.
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2022. Information is included for equity compensation plans approved by our stockholders. All of our equity compensation plans have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by stockholders
2010 Equity Incentive Plan(2)	18,133	$10.49	—
2013 Equity Incentive Plan(3)	4,105	$19.81	19,648,499
Amended and Restated Employee Stock Purchase Plan(4)	—	$—	6,054,525
Equity compensation plans not approved by stockholders	—	$—
Total	22,238	$12.53	25,703,024

(1)RSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(2)As a result of our initial public offering and the adoption of our 2013 Plan, we no longer grant awards under the 2010 Plan; however, all outstanding awards under the 2010 Plan remain subject to the terms of the 2010 Plan. To the extent outstanding awards under the 2010 Plan are forfeited or are terminated unexercised and would otherwise have been returned to the share reserve under the 2010 Plan, the shares of Class B Common Stock subject to such awards instead will be available for future issuance as Class A Common Stock under the 2013 Plan.
(3)Our 2013 Plan provides that the number of shares of Class A Common Stock available for issuance under the 2013 Plan will automatically increase on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 6,200,000 shares, (ii) five percent (5%) of the outstanding shares of all classes of common stock of the company on the last day of the immediately preceding fiscal year, or (iii) such other amount determined by the board of directors no later than the last day of the immediately preceding fiscal year.
(4)Our Amended and Restated Employee Stock Purchase Plan (“ESPP”) provides that the number of shares of Class A Common Stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 1,250,000 shares, (ii) one percent (1%) of the outstanding shares of all classes of common stock of the company on the last day of the immediately preceding fiscal year, or (iii) such other amount as the board of directors may determine.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Directors, Executive Officers and Corporate Governance—Director Compensation” and “Executive Compensation,” the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:
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
Employment Arrangement
David Theis, who is the son of Rob Theis, a member of our board of directors and our compensation committee, is employed by us in a non-executive capacity. His compensation for 2022 was comprised of cash salary payments of $128,873, RSUs with a grant date fair market value of $22,643 and benefits available to full-time employees. David Theis’s compensation is determined independently using Radford market data in the same manner as other employees with similar responsibilities and tenure at the Company. Rob Theis plays no personal role in determining his son’s compensation or reviewing his son’s performance.
Transactions with Executive Officers
In 2022, we entered into an aircraft charter arrangement with RZS, LLC (“RZS”), a California limited liability company fully controlled and owned by Mr. Shmunis, our CEO and Chairman, to reimburse RZS for the flight hours incurred for Company use of RZS’s aircraft. These flight hours were related to business travel by Mr. Shmunis and other members of the executive team to business meetings and investor conferences. We paid RZS approximately $170,433 for the year ended December 31, 2022 for the business use of the aircraft. Based on current market rates for chartering of private aircraft with industry recognized chartering companies, we believe that the terms of this arrangement are no less favorable to us than what we could have expected to obtain in an arms-length transaction.
Limitation of Officer and Director Liability and Indemnification Arrangements
Our certificate of incorporation and bylaws each provide that we will limit the liability of and indemnify our directors and indemnify our officers and may indemnify our employees and other agents, to the fullest extent permitted by the Delaware General Corporation Law, which prohibits our certificate of incorporation from limiting the liability of our directors for the following:
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
The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors or officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.
Other than as described above under this section titled “Certain Relationships and Related Transactions, and Director Independence,” since January 1, 2022, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Professional Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our Company by KPMG LLP for the years ended December 31, 2022 and 2021.

	2022(1)	2021
Audit Fees (2)	$2,178,127	$2,597,263
Audit Related Fees (3)	$—	$350,000
All Other Fees (4)	$110,500	$9,500
Total Fees	$2,288,627	$2,956,763

(1)This amount excludes certain Audit Fees and Audit Related Fees for professional services rendered by KPMG in the third and fourth quarters of 2022 that have not yet been billed to the Company, and the cost of which cannot be reasonably estimated by the Company at the time of this filing.

(2)“Audit Fees” consist of professional services rendered in connection with the audit of our annual financial statements, including audited financial statements, an audit of the effectiveness of our internal control over financial reporting, the review of our quarterly financial statements presented in our quarterly report on Form 10-Q, and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years, including statutory audits of RingCentral CH GmbH and RingCentral France SAS, our wholly owned subsidiaries in Switzerland and France, respectively.
(3) “Audit Related Fees” consist of professional services provided in connection with the preparation of certain registration statements and related securities offering matters, and acquisitions and strategic investments made in 2021.
(4) “All Other Fees” consist of a tax and R&D study and an annual license fee for an accounting database subscription.
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
All services were pre-approved by our audit committee, which concluded that the provision of such services by KPMG LLP, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The audit committee’s pre-approval policy provides for the pre-approval of audit, audit-related and tax services specifically described by the audit committee on an annual basis, and unless a type of service is pre-approved under the policy, it will require separate pre-approval by the audit committee if it is to be provided by the independent registered public accounting firm. The policy authorizes the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

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

3.3
Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022, and incorporated herein by reference).

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

4.8
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (filed as Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022, and incorporated herein by reference).

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

10.4+
Amended and Restated 2013 Equity Incentive Plan and related forms of agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2022, and incorporated herein by reference).

10.5+
Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021, and incorporated herein by reference).

10.6+
Form of Global Restricted Stock Unit Agreement Under the 2013 Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021, and incorporated herein by reference).

10.7+
Equity Acceleration Policy (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019, and incorporated herein by reference).

Exhibit Number	Description
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

10.10+
Offer Letter by and between the Registrant and Mohammed Katibeh, dated January 4, 2022 (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022, and incorporated herein by reference).

10.11+
Amended and Restated Offer Letter by and between the Registrant and Mo Katibeh, dated January 4, 2022 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 8, 2022, and incorporated herein by reference).

10.12+
Supplemental Offer Letter by and between the Registrant and Mo Katibeh, dated May 9, 2022. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 8, 2022, and incorporated herein by reference).

10.13+
Offer Letter by and between the Registrant and Sonalee Parekh, dated April 26, 2022 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 8, 2022, and incorporated herein by reference).

10.14+
Offer Letter by and between the Registrant and Vaibhav Agarwal, dated July 21, 2016. (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022, and incorporated herein by reference).

10.15+
Revised Employment Offer Letter by and between the Registrant and John Marlow, dated September 13, 2013 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.16+
2021 Bonus Plan, Appendix A 2021. (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022, and incorporated herein by reference).

10.17+
2022 Bonus Plan, Appendix A-Q1 2022 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022, and incorporated herein by reference).

10.18+
2022 Bonus Plan, Appendix A-Q2 2022 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022, and incorporated herein by reference).

10.19+
2022 Bonus Plan, Appendix A-Q3-4 2022 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022, and incorporated herein by reference).

10.20+
2022 NEO Equity Compensation Program Questions and Answers (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022, and incorporated herein by reference).

10.21+	2023 NEO Equity Compensation Program Questions and Answers.

10.22
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

10.23
Commercial Lease Agreement, dated May 17, 2017, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

10.24
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

10.26
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

10.27
Purchase Agreement, dated February 28, 2018, by and among the Registrant and Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

10.28	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

10.29	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020, and incorporated herein by reference).

10.30	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 16, 2020, and incorporated herein by reference).

10.31
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

10.33*	Credit Agreement, dated as of February 14, 2023, among RingCentral, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_____________________________________________
+ Indicates a management or compensatory plan
* In accordance with Item 601(a)(5) of Regulation S-K, the exhibits and schedules to Exhibit 10.33 are not filed herewith. The agreement identifies such exhibits and schedules, including the subject matter of their content. We undertake to provide copies of such exhibits and schedules to the SEC upon request.
(b)Financial Statements. Our consolidated financial statements are included under Part II, Item 8 in this Annual Report on Form 10-K.
(c)Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

PART IV.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 23rd day of February 2023.

RINGCENTRAL, INC.

Date: February 23, 2023	/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2023	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer (Principal Financial Officer)

Date: February 23, 2023	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Deputy Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vladimir Shmunis, Sonalee Parekh, and Vaibhav Agarwal, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 23, 2023
Vladimir Shmunis	(Principal Executive Officer)

/s/ Sonalee Parekh	Chief Financial Officer	February 23, 2023
Sonalee Parekh	(Principal Financial Officer)

/s/ Vaibhav Agarwal	Deputy Chief Financial Officer and Chief Accounting Officer	February 23, 2023
Vaibhav Agarwal	(Principal Accounting Officer)

/s/ Robert Theis	Director	February 23, 2023
Robert Theis

/s/ Allan Thygesen	Director	February 23, 2023
Allan Thygesen

/s/ R. Neil Williams	Director	February 23, 2023
R. Neil Williams

/s/ Kenneth A. Goldman	Director	February 23, 2023
Kenneth A. Goldman

/s/ Mignon L. Clyburn	Director	February 23, 2023
Mignon L. Clyburn

/s/ Arne Duncan	Director	February 23, 2023
Arne Duncan

/s/ Tarek Robbiati	Director	February 23, 2023
Tarek Robbiati