Form 10-Q
period 2023-03-31
RingCentral, Inc.
filed 2023-05-09
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of May 1, 2023, there were 85,676,913 shares of Class A Common Stock issued and outstanding and 9,924,538 shares of Class B Common Stock issued and outstanding.

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
•our credit facility, including both the term and revolving loans;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$274,804	$269,984
Accounts receivable, net	315,335	311,318
Deferred and prepaid sales commission costs	181,358	158,865
Prepaid expenses and other current assets	79,533	55,849
Total current assets	851,030	796,016
Property and equipment, net	187,279	185,400
Operating lease right-of-use assets	34,138	35,433
Deferred and prepaid sales commission costs, non-current	390,459	438,579
Goodwill	54,647	54,335
Acquired intangibles, net	494,931	528,051
Other assets	33,936	35,848
Total assets	$2,046,420	$2,073,662
Liabilities, Temporary Equity, and Stockholders' Deficit
Current liabilities
Accounts payable	$56,353	$62,721
Accrued liabilities	314,902	380,113
Deferred revenue	219,933	209,725
Total current liabilities	591,188	652,559
Convertible senior notes, net	1,639,530	1,638,411
Operating lease liabilities	18,391	20,182
Other long-term liabilities	69,817	45,848
Total liabilities	2,318,926	2,357,000

Commitments and contingencies (Note 7)
Series A convertible preferred stock	199,449	199,449

Stockholders' deficit
Common stock	10	10
Additional paid-in capital	1,123,351	1,059,880
Accumulated other comprehensive loss	(7,021)	(8,781)
Accumulated deficit	(1,588,295)	(1,533,896)
Total stockholders' deficit	(471,955)	(482,787)
Total liabilities, temporary equity and stockholders’ deficit	$2,046,420	$2,073,662
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Subscriptions	$508,294	$439,927
Other	25,395	27,729
Total revenues	533,689	467,656
Cost of revenues
Subscriptions	136,425	129,689
Other	24,251	25,785
Total cost of revenues	160,676	155,474
Gross profit	373,013	312,182
Operating expenses
Research and development	85,241	90,274
Sales and marketing	260,212	254,455
General and administrative	82,091	70,995
Total operating expenses	427,544	415,724
Loss from operations	(54,531)	(103,542)
Other income (expense), net
Interest expense	(2,212)	(1,232)
Other income (expense)	5,429	(45,219)
Other income (expense), net	3,217	(46,451)
Loss before income taxes	(51,314)	(149,993)
Provision for income taxes	3,085	979
Net loss	$(54,399)	$(150,972)
Net loss per common share
Basic and diluted	$(0.57)	$(1.60)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	95,720	94,574
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(54,399)	$(150,972)
Other comprehensive income (loss)
Foreign currency translation adjustments, net	1,760	(2,062)
Comprehensive loss	$(52,639)	$(153,034)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2022	95,385	$10	$1,059,880	$(8,781)	$(1,533,896)	$(482,787)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,108	—	(1,641)	—	—	(1,641)
Issuance of common stock in connection with strategic partnership arrangement	1,265	—	42,585	—	—	42,585
Repurchases of common stock	(2,160)	—	(74,776)	—	—	(74,776)
Share-based compensation	—	—	97,303	—	—	97,303
Changes in other comprehensive loss	—	—	—	1,760	—	1,760
Net loss	—	—	—	—	(54,399)	(54,399)
Balance as of March 31, 2023	95,598	10	1,123,351	(7,021)	(1,588,295)	(471,955)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2021	94,309	$9	$1,086,870	$644	$(748,556)	$338,967
Cumulative effect of accounting change	—	—	(329,280)	—	93,826	(235,454)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	588	—	(120)	—	—	(120)
Share-based compensation	—	—	98,424	—	—	98,424
Changes in other comprehensive income	—	—	—	(2,062)	—	(2,062)
Net loss	—	—	—	—	(150,972)	(150,972)
Balance as of March 31, 2022	94,897	9	855,894	(1,418)	(805,702)	48,783

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(54,399)	$(150,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,518	60,929
Share-based compensation	98,191	97,608
Unrealized loss on investments	1,646	47,384
Amortization of deferred and prepaid sales commission costs	32,211	23,173
Amortization of debt issuance costs	1,119	1,116
Reduction of operating lease right-of-use assets	5,053	4,877
Provision for bad debt	2,732	4,605
Other	(175)	(251)
Changes in assets and liabilities:
Accounts receivable	(6,749)	(29,086)
Deferred and prepaid sales commission costs	(19,403)	(39,487)
Prepaid expenses and other assets	(10,289)	(2,554)
Accounts payable	(18,936)	6,868
Accrued and other liabilities	15,013	15,097
Deferred revenue	10,208	24,944
Operating lease liabilities	(5,207)	(5,256)
Net cash provided by operating activities	108,533	58,995
Cash flows from investing activities
Purchases of property and equipment	(8,723)	(6,852)
Capitalized internal-use software	(12,596)	(13,591)
Purchases of intangible assets	—	(1,484)
Net cash used in investing activities	(21,319)	(21,927)
Cash flows from financing activities
Payments for repurchase of common stock	(74,501)	—
Proceeds from issuance of stock in connection with stock plans	95	627
Payments for taxes related to net share settlement of equity awards	(1,736)	(747)
Payment of debt issuance costs related to credit facility	(5,191)	—
Repayment of financing obligations	(1,393)	(1,810)
Net cash used in financing activities	(82,726)	(1,930)
Effect of exchange rate changes	332	(371)
Net increase in cash, cash equivalents, and restricted cash	4,820	34,767
Cash, cash equivalents, and restricted cash
Beginning of period	269,984	267,162
End of period	$274,804	$301,929
Supplemental disclosure of cash flow data:
Cash paid for interest	$63	$131
Cash paid for income taxes, net of refunds	$2,406	$487
Non-cash investing and financing activities
Common stock issued in connection with strategic partnership arrangement	$42,585	$—
Equipment and capitalized internal-use software purchased and unpaid at period end	$3,212	$8,957
Acquisition of intangibles	$3,629	$—
Equipment acquired under financing obligations	$2,997	$—
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
Basis of Presentation and Consolidation
The Company's unaudited condensed consolidated financial statements and accompanying notes reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2023. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results may differ from these estimates.
Segment Information
The Company has determined that the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Concentrations
As of March 31, 2023 and December 31, 2022, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of March 31, 2023 and December 31, 2022, approximately 94% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
Recent Accounting Pronouncements Not Yet Adopted
There are no material recent accounting pronouncements not yet adopted during the three months ended March 31, 2023 that are significant or potentially significant to the Company.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2. Revenue
The Company derives its revenues primarily from subscriptions, sale of products, and professional services. Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended March 31,
	2023	2022
Primary geographical markets
North America	91%	90%
Others	9	10
Total revenues	100%	100%
The Company derived over 90% of subscriptions revenues from RingCentral MVP and RingCentral customer engagement solutions products for each of the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, RingCentral customer engagement solutions represented over 10% of total revenues.
Deferred revenue
During the three months ended March 31, 2023, the Company recognized revenue of $126.2 million that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription contract term ranges from one month to five years. Contract revenue as of March 31, 2023 that has not yet been recognized was approximately $2.2 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 53% of this balance over the next 12 months and 47% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services. Product revenues from the sale of pre-configured phones were $10.2 million and $11.3 million for the three months ended March 31, 2023 and 2022, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash	$81,373	$88,153
Money market funds	193,431	181,831
Total cash and cash equivalents	$274,804	$269,984
As of March 31, 2023 and December 31, 2022, $5.5 million in the cash balance above represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable	$243,502	$242,650
Unbilled accounts receivable	82,922	78,249
Allowance for doubtful accounts	(11,089)	(9,581)
Accounts receivable, net	$315,335	$311,318
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$36,837	$23,306
Inventory	1,308	1,209
Other current assets	41,388	31,334
Total prepaid expenses and other current assets	$79,533	$55,849
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer hardware and software	$229,048	$221,727
Internal-use software development costs	213,948	199,642
Furniture and fixtures	8,672	8,937
Leasehold improvements	13,718	13,889
Total property and equipment, gross	465,386	444,195
Less: accumulated depreciation and amortization	(278,107)	(258,795)
Property and equipment, net	$187,279	$185,400
Total depreciation and amortization expense related to property and equipment was $20.3 million and $16.9 million for the three months ended March 31, 2023 and 2022, respectively.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2022	$54,335
Foreign currency translation adjustments	312
Balance at March 31, 2023	$54,647
The carrying values of intangible assets are as follows (in thousands):

		March 31, 2023			December 31, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Acquired Intangibles, Net	Cost	Accumulated Amortization and Impairment	Acquired Intangibles, Net
Customer relationships	0.5 years	$20,984	$19,764	$1,220	$20,855	$19,090	$1,765
Developed technology	3.5 years	818,746	325,035	493,711	814,614	288,328	526,286
Total acquired intangible assets		$839,730	$344,799	$494,931	$835,469	$307,418	$528,051
Amortization expense from acquired intangible assets for the three months ended March 31, 2023 and 2022 was $37.2 million and $44.1 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2023 (remaining)	$112,091
2024	135,159
2025	134,289
2026	112,980
2027 onwards	412
Total estimated amortization expense	$494,931
Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$48,005	$53,419
Accrued sales, use, and telecom related taxes	37,575	37,836
Accrued marketing and sales commissions	61,477	127,940
Operating lease liabilities, short-term	17,852	17,513
Other accrued expenses	149,993	143,405
Total accrued liabilities	$314,902	$380,113
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $32.2 million and $23.2 million for the three months ended March 31, 2023 and 2022, respectively. There was no impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
During the three months ended March 31, 2023, the Company recorded a gain of $4.5 million in other income (expense), pursuant to an amended agreement with a strategic partner.
Supplier Financing Obligations
The Company has established financing arrangements with certain third-party financial institutions and participating suppliers to be repaid over different terms ranging up to five years. As of March 31, 2023, the Company's outstanding financing obligations related to such arrangements were $8.0 million, of which $5.1 million and $2.9 million were included in accrued liabilities and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet. Some of these financing arrangements are collateralized against property and equipment.
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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at March 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$193,431	$193,431	$—	$—
Other assets:
Long-term investments	$—	$—	$—	$—

	Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$181,831	$181,831	$—	$—
Other assets:
Long-term investments	$1,646	$—	$—	$1,646
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair-value due to the relatively short maturity of those instruments.
Convertible Senior Notes
As of March 31, 2023, the fair value of the 0% convertible senior notes due 2026 (the “2026 Notes”) was approximately $528.1 million, and the fair value of the 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $872.5 million. The fair value for the convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Note 5. Debt
Credit Facility
On February 14, 2023, the Company entered into a Credit Agreement with certain lenders. The Credit Agreement provides for a $200.0 million revolving loan facility (the “Revolving Facility”), with a $25.0 million sub-limit for the issuance of letters of credit, and a $400.0 million delayed draw term loan facility (the “Term Facility”). The obligations under the Credit Agreement and the other loan documents are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors.
The proceeds of the loans under the Revolving Facility (“Revolving Loans”) may be used for working capital and general corporate purposes. The Revolving Facility commitments terminate, and all outstanding Revolving Loans are due and payable on February 14, 2028. The proceeds of the loans under the Term Facility (“Term Loans”) will be used to repurchase, repay, acquire or otherwise settle a portion of the Company’s 2025 and/or 2026 Notes. The Term Loans may be borrowed in up to four drawings through November 14, 2023. All outstanding Term Loans are due and payable on February 14, 2028. If on any date that is 91 days prior to the final scheduled maturity date of any series of the Notes, such series of Notes is in an aggregate principal amount outstanding that exceeds an amount equal to 50% of last twelve months EBITDA, calculated as set forth in the Credit Agreement, the maturity date of both the Revolving Loans and Term Loans shall automatically be modified to be such date.
Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either: (a) the fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 1.00% and 2.00%; and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 2.00% and 3.00%. The applicable margin in each case is determined based on the

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company’s total net leverage ratio. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.
During the three months ended March 31, 2023, the Company capitalized $5.2 million of new debt issuance costs in connection with the Credit Agreement, which is presented as part of other assets in the Condensed Consolidated Balance Sheets and will be amortized over the term of the loan. As of March 31, 2023, no loans or letters of credit were outstanding and the Company was in compliance with all covenants under the Credit Agreement.

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
The 2025 Notes and 2026 Notes (collectively, the “Notes”) are senior, unsecured obligations of the Company that do not bear regular interest, and the principal amount of the Notes do not accrete. The Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indentures governing each of the Notes (collectively, the “Notes Indentures”) or if the Notes are not freely tradeable as required by each respective Notes Indenture.
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
During the three months ended March 31, 2023, the conditions allowing holders of the 2025 Notes and 2026 Notes to convert were not met. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the indentures are satisfied during future measurement periods.
The Company may redeem the Notes at its option, on or after March 5, 2022 for the 2025 Notes, and March 20, 2023 for the 2026 Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest to, but excluding the redemption date, subject to certain conditions. No sinking fund is provided for the Notes.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The net carrying amount of the liability component of the Notes as of March 31, 2023 were as follows (in thousands):

	2025 Notes	2026 Notes
Principal	$1,000,000	$650,000
Unamortized issuance cost	(5,204)	(5,266)
Net carrying amount	$994,796	$644,734
The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of debt issuance cost	1,119	1,116
Total interest expense related to the Notes	$1,119	$1,116
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
The following table below sets forth key terms and costs incurred for the Capped Calls related to each of the Notes:

	2025 Notes	2026 Notes
Initial approximate strike price per share, subject to certain adjustments	$360.43	$424.03
Initial cap price per share, subject to certain adjustments	$480.56	$556.10
Net cost incurred (in millions)	$60.9	$41.8
Class A Common Stock covered, subject to anti-dilution adjustments (in millions)	2.8	1.5
Settlement commencement date	1/31/2024	2/13/2025
Settlement expiration date	2/28/2024	3/13/2025
All of the capped call transactions were outstanding as of March 31, 2023.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of March 31, 2023, non-cancellable leases expire on various dates between 2022 and 2029.
The components of leases are as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$34,138	$35,433

Accrued liabilities	$17,852	$17,513
Operating lease liabilities	18,391	20,182
Total operating lease liabilities	$36,243	$37,695

	Three Months Ended March 31,
	2023	2022
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$5,711	$5,813

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$3,685	$2,095
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
Purchase Obligations
During the three months ended March 31, 2023, the Company entered into a commercial arrangement with a total commitment of $124.0 million through January 2029, out of which $122.2 million remained outstanding.
Note 8. Stockholders’ Deficit and Convertible Preferred Stock
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ended March 31, 2023, the Company repurchased and subsequently retired 2,160,164 shares of our Class A Common Stock, respectively, for an aggregate amount of $74.5 million. As of March 31, 2023, $100.5 million remained available under the Company's share repurchase authorization.
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
As the liquidation or specified change in control event is not solely within the Company’s control, the Series A Convertible Preferred Stock is therefore classified as temporary equity and recorded outside of stockholders’ equity on the Condensed Consolidated Balance Sheet. As of March 31, 2023 and December 31, 2022, there were 200,000 shares of the Company's Series A Convertible Preferred Stock issued and outstanding, and the carrying value, net of issuance costs, was $199.4 million.
Note 9. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$8,734	$9,047
Research and development	23,205	23,198
Sales and marketing	36,735	39,877
General and administrative	29,517	25,486
Total share-based compensation expense	$98,191	$97,608
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Employee stock purchase plan rights	2,251	2,416
Restricted stock units	95,940	95,192
Total share-based compensation expense	$98,191	$97,608

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Incentive Plans
As of March 31, 2023, a total of 23,035,218 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).
A summary of option activity under all of the Company’s equity incentive plans as of March 31, 2023, and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	22	$12.53	0.5	$509
Exercised	(9)	9.90
Canceled/Forfeited	—	—
Outstanding at March 31, 2023	13	$14.42	0.4	$210
Vested and expected to vest as of March 31, 2023	13	$14.42	0.4	$210
Exercisable as of March 31, 2023	13	$14.42	0.4	$210
There were no options granted during the three months ended March 31, 2023 and 2022. The total intrinsic value of options exercised during the three months ended March 31, 2023 was immaterial, and during the three months ended 2022 was $11.5 million. There is no remaining unamortized share-based compensation expense.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of March 31, 2023, there was a total of $1.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. As of March 31, 2023, a total of 7,008,378 shares were available for issuance under the ESPP.
Restricted Stock Units
The 2013 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years. A summary of activity of RSUs under the 2013 Plan as of March 31, 2023, and changes during the period then ended is presented in the following table:

	Number of RSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,100	$119.55	$180,577
Granted	1,773	43.94
Released	(1,143)	80.33
Canceled/Forfeited	(389)	95.01
Outstanding at March 31, 2023	5,341	$104.64	$163,809
As of March 31, 2023, there was a total of $393.4 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.8 years.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Employee Equity Compensation Plans
The Company's board of directors adopted employee equity bonus and executive equity compensation plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions and in lieu of a portion of base salary. During the three months ended March 31, 2023, the Company issued 515,267 RSUs under these Plans. The shares under these Plans will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 10. Income Taxes
The provision for income taxes was $3.1 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. The provision for income taxes for the three months ended March 31, 2023 and 2022 consisted primarily of foreign income taxes and state income taxes. For the three months ended March 31, 2023 and 2022, the provision for income taxes differed from the U.S. federal statutory rate primarily due to foreign and state taxes currently payable.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures, the Company has recorded current income tax expense of $1.1 million for the quarter ended March 31, 2023. The current income tax provision is primarily for state taxes we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards in certain states.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that certain net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2023 and December 31, 2022. The Company intends to maintain the full valuation allowance on the U.S. and certain foreign net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three months ended March 31, 2023, there were no material changes to the total amount of unrecognized tax benefits.
Note 11. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, convertible senior notes, and convertible preferred stock, to the extent dilutive. For the three months ended March 31, 2023 and 2022, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(54,399)	$(150,972)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	95,720	94,574
Basic and diluted net loss per share	$(0.57)	$(1.60)

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2023	2022
Shares of common stock issuable under equity incentive plans outstanding	5,617	3,253
Shares of common stock related to convertible preferred stock	743	743
Potential common shares excluded from diluted net loss per share	6,360	3,996
Under the terms of the respective Notes Indentures, effective January 1, 2022, the Company made an irrevocable election to settle the principal portion of the Notes only in cash, with the conversion premium to be settled in cash or shares.
The denominator for diluted net income per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuance of the 2025 and 2026 Notes as this effect would be anti-dilutive. In the event of conversion of the Notes, if shares are delivered to the Company under the capped call, they will offset the dilutive effect of the shares that the Company would issue under the Notes.
Note 12. Restructuring Activities
In November 2022, the Company’s board of directors approved a reduction in force plan (the “Q4’22 Plan”) as part of broader efforts to align the Company’s cost base with its strategic priorities in the current environment. The Q4'22 Plan reduced the Company’s full-time employees by approximately 13% to date, and the restructuring costs associated with the Plan primarily consisted of severance payments, employee benefits and related costs.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statement of Operations during the three months ended March 31, 2023 (in thousands):

Cost of revenues	$418
Research and development	1,434
Sales and marketing	2,599
General and administrative	424
Total restructuring costs	$4,875
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2022	$5,485
Restructuring costs	4,875
Cash payments	(7,100)
Balance as of March 31, 2023	$3,260

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” included under Part II, Item 1A below.
Overview
We are a leading provider of AI-powered global enterprise cloud communications, video meetings, collaboration, and contact center software-as-a-service (“SaaS”) solutions. We believe that our innovative, cloud-based communication and contact center solutions disrupt the large market for business communications and collaboration by providing flexible and cost-effective solutions that support mobile and distributed workforces. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and more responsive.
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
We offer four key products in our portfolio:
•RingCentral MVP (formerly RingCentral Office), a Unified Communications as a Service (“UCaaS”) platform, including team messaging, video meetings, and a cloud phone system;
•Customer engagement solutions, including RingCentral Contact Center, RingCentral Engage Digital and Voice;
•RingCentral Video, launched in 2020, our branded video meeting solution with team messaging that enables smart video meetings, rooms solutions, and webinar; and
•RingSense, announced in March 2023, is an innovative AI platform for enhanced business communications. Leveraging generative AI, RingSense enables organizations to turn their conversation data into powerful insights that will unlock productivity and drive business outcomes.
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three months ended March 31, 2023 and 2022, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services; however, in some cases, we have built “interoperability” between MVP and third-party hardware devices. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to support our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Strategic partners who market and sell our MVP and solutions, including co-branded solutions. Such partnerships include ALE, Amazon Web Services, Atos, Avaya, Mitel, and Unify.
•Global Service Providers including AT&T, TELUS, BT, Vodafone, Verizon, DT, 1&1 Versatel in Germany, Ecotel in Germany, MCM in Mexico, Frontier, Charter Communications and others.

Our revenue growth has primarily been driven by our flagship RingCentral MVP, RingCentral customer engagement solutions product offering, and recurring license and other fees. Our revenue is derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. While average subscription revenue per user remains stable, given competitive pressures in the market and macroeconomic and other factors, we may see a reduction of average subscription revenue per user, and/or a decrease in acquisition and renewal rates, and/or an increase in down-sell and churn in the future. As of March 31, 2023, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three months ended March 31, 2023 and 2022, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base to larger customers, expand our indirect sales channels, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.
In the fourth quarter of 2022, our board of directors approved a reduction-in-force plan as part of broader efforts to align our cost base with our strategic priorities in the current environment. In addition, we also implemented other measures to drive operational efficiencies across the business that included increasing automation across the Company, workforce management with disciplined hiring, including hiring in lower cost geographies, optimizing our go-to-market strategies, and rationalizing discretionary expenses.
Macroeconomic Conditions and Other Factors
We are subject to risks and exposures caused by the current macroeconomic environment. Macroeconomic factors include increased inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates, all of which can cause uncertainty. We have experienced more cautious buying behavior from larger customers manifesting itself in smaller initial deployments. We continue to experience elevated sales cycle times for our up-market customers, as customers required additional approvals before making purchase decisions. We are also seeing less upsell within our existing base as customers have slowed hiring and rationalized their employee counts. We anticipate this behavior may persist until the macroeconomic environment becomes less uncertain. If these conditions continue, they could have an adverse impact on our results. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2023 was $180.1 million. As such, our ARR at March 31, 2023 was $2.16 billion compared to $1.89 billion at March 31, 2022.

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
Our key business metrics for the five quarterly periods ended March 31, 2023 were as follows (dollars in millions):

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2,161.0	$2,099.7	$2,046.9	$1,980.7	$1,894.8

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues
Subscriptions	$508,294	$439,927
Other	25,395	27,729
Total revenues	533,689	467,656
Cost of revenues
Subscriptions	136,425	129,689
Other	24,251	25,785
Total cost of revenues	160,676	155,474
Gross profit	373,013	312,182
Operating expenses
Research and development	85,241	90,274
Sales and marketing	260,212	254,455
General and administrative	82,091	70,995
Total operating expenses	427,544	415,724
Loss from operations	(54,531)	(103,542)
Other income (expense), net
Interest expense	(2,212)	(1,232)
Other income (expense)	5,429	(45,219)
Other income (expense), net	3,217	(46,451)
Loss before income taxes	(51,314)	(149,993)
Provision for income taxes	3,085	979
Net loss	$(54,399)	$(150,972)

Percentage of Total Revenues*

	Three Months Ended March 31,
	2023	2022
Revenues
Subscriptions	95%	94%
Other	5	6
Total revenues	100	100
Cost of revenues
Subscriptions	26	28
Other	5	6
Total cost of revenues	30	33
Gross profit	70	67
Operating expenses
Research and development	16	19
Sales and marketing	49	54
General and administrative	15	15
Total operating expenses	80	89
Loss from operations	(10)	(22)
Other income (expense), net
Interest expense	—	—
Other income (expense)	1	(10)
Other income (expense), net	1	(10)
Loss before income taxes	(10)	(32)
Provision for income taxes	1	—
Net loss	(10)%	(32)%
* Percentages may not add up due to rounding.
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Revenues
Subscriptions	$508,294	$439,927	$68,367	16%
Other	25,395	27,729	(2,334)	(8)
Total revenues	$533,689	$467,656	$66,033	14%
Percentage of revenues
Subscriptions	95%	94%
Other	5	6
Total	100%	100%

Subscriptions revenue. Subscriptions revenue increased by $68.4 million, or 16%, for the three months ended March 31, 2023, as compared to the respective prior year period. The increase was primarily a combination of the acquisition of new customers and upsells of seats and additional offerings to our existing customer base from our MVP and customer engagement solutions, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. Subscriptions revenues included an adverse foreign currency impact of approximately 1% for the three months ended March 31, 2023 compared to the respective prior year period. Although we expect to continue to add new customers and to increase the usage of our product for existing customers, we will monitor the impact of macroeconomic factors that could have an impact on customer buying behavior and demand, including contract duration, churn, upsell and down-sell, renewals, payment terms, and credit card declines, all of which could cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services.
Other revenues decreased by $2.3 million or 8%, for the three months ended March 31, 2023, as compared to the respective prior year period, primarily due to the timing of revenue contracts for professional services compared to the respective prior year period. Other revenues included an adverse foreign currency impact of approximately 1% for the three months ended March 31, 2023 compared to the respective prior year period. Due to evolving hybrid work environments, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the impact of the global economic conditions on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Cost of revenues
Subscriptions	$136,425	$129,689	$6,736	5%
Other	24,251	25,785	(1,534)	(6)
Total cost of revenues	$160,676	$155,474	$5,202	3%
Gross margins
Subscriptions	73%	71%
Other	5%	7%
Total gross margin %	70%	67%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $6.7 million, or 5%, for the three months ended March 31, 2023, as compared to the respective prior year period. The higher cost of subscription revenues were primarily due to third-party costs of $6.8 million to support our solution offerings, infrastructure support costs of $4.3 million, and personnel and contractor-related costs of $1.6 million, partially offset by a $6.5 million decrease in the amortization of our intangible assets. Our subscription gross margin improved due to lower amortization of acquired intangible assets.
We expect to continue investing in our infrastructure and capacity to improve the availability of our subscription offerings, supporting the growth of both our new and existing customers.
Other cost of revenues and gross margin. Cost of other revenues decreased by $1.5 million, or (6)%, for the three months ended March 31, 2023, as compared to the respective prior year period, primarily due to a decrease in professional fees. Other revenue gross margin fluctuated mainly due to transaction price of product sales.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Research and development	$85,241	$90,274	$(5,033)	(6)%
Percentage of total revenues	16%	19%
Research and development expenses decreased by $5.0 million, or (6)%, for the three months ended March 31, 2023, as compared to the respective prior year period, primarily due to a $5.5 million reduction in personnel and contractor costs, partially offset by a $0.5 million increase in professional fees. Of the total decrease in personnel and contractor costs, $3.4 million was attributed to headcount reduction.
We will continue to innovate and invest in current and future software development projects while driving efficiencies.
Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Sales and marketing	$260,212	$254,455	$5,757	2%
Percentage of total revenues	49%	54%
Sales and marketing expenses increased by $5.8 million, or 2%, for the three months ended March 31, 2023, as compared to the respective prior year period, primarily due to an increase in third-party commissions of $17.9 million, and amortization of deferred sales commission costs of $9.4 million, partially offset by a decrease in advertising and marketing costs of $12.8 million, personnel and contractor costs of $7.3 million, and overhead costs of $0.9 million. Of the total decrease in personnel and contractor costs, $4.1 million was attributable to headcount reduction, and $3.1 million was related to a reduction in share-based compensation expense.
We expect to incur incremental sales and marketing expense to support our growth while driving cost efficiencies by further optimizing our go-to-market strategies.
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
General and administrative	$82,091	$70,995	$11,096	16%
Percentage of total revenues	15%	15%
General and administrative expenses increased by $11.1 million, or 16%, for the three months ended March 31, 2023, as compared to the respective prior year period, primarily due to increase in professional fees of $10.2 million and personnel and contractor costs of $2.3 million, partially offset by a reduction in costs related to business fees and taxes and overhead costs of $1.6 million. Of the total increase in personnel and contractor costs, $4.0 million was mainly due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees, partially offset by a decrease in contractor-related costs of $1.7 million.
We expect the general and administrative expense to reflect the impact of our operational efficiency measures as we re-align our hiring strategies and rationalize our discretionary spending.

Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Interest expense	$(2,212)	$(1,232)	$(980)	nm
Other income (expense)	5,429	(45,219)	50,648	nm
Other income (expense), net	$3,217	$(46,451)	$49,668	nm
nm - not meaningful
Other expense, net, decreased by $49.7 million for the three months ended March 31, 2023, as compared to the respective prior year period, primarily attributed to a decrease in unrealized losses of $46.7 million recognized from our long-term investments, a gain of $4.5 million in connection with our amended agreement with a strategic partner, and an increase in interest income of $2.3 million recognized in the first quarter of 2023. The unrealized losses recognized on our long-term investments for the three months ended March 31, 2023 was $1.6 million, compared to an unrealized loss of $48.3 million recognized in the respective prior year period.
We expect other income and expense to further fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our new credit facility, and fluctuations in currency exchange rates in the current macroeconomic environment.
Net Loss
Net loss decreased by $96.6 million for the three months ended March 31, 2023, as compared to the respective prior year period, mainly due to a decrease in loss from operations of $49.0 million, and a non-cash decrease in unrealized losses of $46.7 million recognized from our long-term investments.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also have access to additional liquidity from proceeds from issuance of convertible senior notes, proceeds from issuance of convertible preferred stock, and proceeds from issuance of stock under our stock plans. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $274.8 million and $270.0 million, respectively.
In February 2023, we entered into a Credit Agreement that provided for a $200.0 million Revolving Facility, with a $25.0 million sub-limit for the issuance of letters of credit, and a $400.0 million delayed draw Term Facility. The proceeds of the loans under the Revolving Facility will be used for working capital and general corporate purposes. The proceeds of the loans under the Term Facility will be used to repurchase, repay, acquire or otherwise settle a portion of our 2025 and/or 2026 Notes. All the outstanding amounts under the Credit Agreement are due and payable on February 14, 2028. As of March 31, 2023, no loans or letters of credit were outstanding under the Credit Agreement and we were in compliance with all covenants under the Credit Agreement.
As of March 31, 2023, we have outstanding debt of our 2025 and 2026 Notes of $994.8 million and $644.7 million, with corresponding maturity dates of March 1, 2025 and March 15, 2026, respectively. In connection with the issuance of the Notes, we entered into capped call transactions that may provide additional funding to retire these Notes.
In February 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $175 million of our outstanding shares of Class A Common Stock. During the three months ended March 31, 2023, we repurchased and subsequently retired 2,160,164 shares of our Class A Common Stock for an aggregate amount of $74.5 million. As of March 31, 2023, $100.5 million remained available under the Company's share repurchase authorization.

We believe that our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our headcount and in support of our co-location data center facilities, the repurchase, repayment or otherwise settlement of a portion of our 2025 Notes and/or the 2026 Notes, as well as the impact of the global macroeconomic conditions. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. In the future, we may also make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available or on favorable terms. The uncertainty created by the global economic conditions, including concerns about rising inflation and an associated economic downturn, may also impact our customers’ ability to pay on a timely basis, which could negatively impact our operating cash flows.
    The table below provides selected cash flow information (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$108,533	$58,995
Net cash used in investing activities	(21,319)	(21,927)
Net cash used in financing activities	(82,726)	(1,930)
Effect of exchange rate changes	332	(371)
Net increase in cash and cash equivalents	$4,820	$34,767
Net Cash Provided By Operating Activities
Cash used in or provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $108.5 million for the three months ended March 31, 2023. The cash flow from operating activities was driven by timing of cash receipts from customers and global service providers, primarily offset by cash payments for personnel related costs and to vendors.
Net cash provided by operating activities for the three months ended March 31, 2023, increased by $49.5 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections.
Net Cash Used In Investing Activities
Our primary investing activities have consisted of our capital expenditures and expenditures for internal-use software, and intellectual property assets. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $21.3 million for the three months ended March 31, 2023, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software.
Net cash used in investing activities for the three months ended March 31, 2023 decreased by $0.6 million as compared to the respective prior year period. The decrease was primarily due to lower investments in intellectual property assets of $1.5 million, partially offset by $0.9 million from higher capital expenditures and internal-use software development.

Net Cash Used In Financing Activities
Our primary financing activities have consisted of raising capital through the issuance of stock under our stock plans, offset by payments toward the repurchase of our Class A Common Stock, debt issuance costs in connection with our credit facility, payments for taxes related to our stock plans, and our current financing obligations.
Net cash used in financing activities was $82.7 million for the three months ended March 31, 2023, primarily due to payments of $74.5 million to repurchase and retire 2,160,164 shares of our Class A Common Stock pursuant to our Share Repurchase Program, $5.2 million for debt issuance costs paid in connection with our credit facility, $1.7 million for net taxes paid in connection with our stock plans, and $1.4 million payments toward our current financing obligations. Refer to Note 8, Stockholders’ Equity and Convertible Preferred Stock, in this Quarterly Report on Form 10-Q for further information regarding our Share Repurchase Program.
Net cash used in financing activities for the three months ended March 31, 2023 increased by $80.8 million as compared to the respective prior year period. This increase was primarily due to payments of $74.5 million to repurchase and retire 2,160,164 shares of our Class A Common Stock pursuant to our Share Repurchase Program, $5.2 million for debt issuance costs paid in connection with our credit facility, and $1.0 million for net taxes paid in connection with our stock plans.
Non-GAAP Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities adjusted for strategic partnerships, and purchases of property and equipment and capitalized internal-use software. We believe information regarding free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations, and should be considered alongside our other GAAP-based financial liquidity performance measures, such as net cash provided by operating activities and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$108,533	$58,995
Strategic partnerships	(33,250)	—
Non-GAAP net cash provided by operating activities	75,283	58,995
Purchases of property and equipment	(8,723)	(6,852)
Capitalized internal-use software	(12,596)	(13,591)
Non-GAAP free cash flow	$53,964	$38,552
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
Contractual Obligations and Commitments
Except as set forth below, and in Notes 3, 5, 6 and 7 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
During the three months ended March 31, 2023, we entered into certain commercial arrangements that included $124.0 million purchase commitments through January 2029, of which $20.4 million is due within the next 12 months. As of March 31, 2023, we have $122.2 million remaining from these commitments. We expect to meet our remaining commitments.
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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results could differ from these estimates.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three months ended March 31, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of March 31, 2023, we had cash and cash equivalents of $274.8 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three months ended March 31, 2023, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of March 31, 2023, we had $994.8 million and $644.7 million outstanding from our 2025 Notes and 2026 Notes (collectively the “Notes”), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
We are exposed to interest-rate risk relating to borrowings from our Credit Agreement. Borrowings under our Credit Agreement will bear interest under a floating rate mechanism, and our interest costs may increase if the market interest rates rise. As of March 31, 2023, we had no loans or letters of credit outstanding under our Credit Agreement.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Summary Risk Factors
An investment in our Class A Common Stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment. This is only a summary. You should read this summary together with the more detailed description of each risk factor contained in the subheadings further below and other risks.
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
•Our Credit Agreement imposes operating and financial restrictions on us.
•Servicing the Company’s debt, including the Notes, may require a significant amount of cash, and the Company may not have sufficient cash flow from its business to pay all of its indebtedness.
•We rely on third parties, including third-parties in countries outside the U.S. including Ukraine, Georgia, Philippines, Spain and Bulgaria, for a significant portion of our software development, quality assurance, operations, and customer support, and some of these activities may be further impacted by Russia’s ongoing invasion of Ukraine.
•Global economic conditions may harm our industry, business and results of operations, including relations between the United States and China.
•Our rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
•Our future operating results will rely in part upon the successful execution of our relationships with our strategic partners and global service providers, including Avaya, Amazon, Atos/Unify, ALE, Mitel, Vodafone, DT, and other partners and resellers, some or all of which may not be successful.
•We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
•We rely and may in the future rely significantly on our strategic partners, agents, brokers, resellers, and global service providers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
•To deliver our subscriptions, we rely on third-parties for our network connectivity and for certain of the features in our subscriptions.

•Interruptions or delays in service from our third-party data center hosting facilities, co-location facilities and other third-party providers could impair the delivery of our subscriptions, require us to issue credits or pay penalties and harm our business.
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
We expect to continue to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth has slowed and in the future, revenues may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, in particular the UCaaS and SaaS markets, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods, such as our previous write-down charges relating to our strategic partnership with Avaya. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
•our ability to realize the benefits of our strategic partnerships and other strategic relationships;

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
•our ability to execute our operating plans successfully while reducing costs and optimizing operating margin;
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
On February 14, 2023, we entered into a Credit Agreement (the “Credit Agreement”), among the Company, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent. The obligations under the Credit Agreement and the other loan documents are guaranteed by certain of our material domestic subsidiaries, and secured by substantially all of our personal property and that of such subsidiary guarantors. As of March 31, 2023, no loans or letters of credit were outstanding under the Credit Agreement and we were in compliance with all covenants under the Credit Agreement.
Our Credit Agreement contains covenants that limit our ability and the ability of our subsidiaries to:
•incur additional debt;
•create liens;
•make investments;
•dispose of assets; and
•make certain restricted payments.

Further, the Credit Agreement contains financial covenants that require compliance with a maximum total net leverage ratio and minimum interest coverage ratio. All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions, or otherwise restrict our activities or business plans. In addition, our obligations to repay principal and interest on our indebtedness could make us vulnerable to economic or market downturns.
A breach of any of these covenants could result in an event of default under the Credit Agreement. If an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under our convertible notes. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us. Refer to Note 5 – Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Servicing the Company’s debt, including the Notes, may require a significant amount of cash, and the Company may not have sufficient cash flow from its business to pay all of its indebtedness.
As of March 31, 2023, we had $1.0 billion aggregate principal amount of 2025 Notes outstanding and $650.0 million aggregate principal amount of 2026 Notes outstanding. The 2025 Notes will mature on March 1, 2025 and the 2026 Notes will mature on March 15, 2026. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement. We have the ability to borrow up to $200.0 million of revolving loans and up to $400.0 million of terms loans under our Credit Agreement. As of March 31, 2023, we had no amounts outstanding under the Credit Agreement.
The Company’s ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness, including the Notes and any amounts borrowed under the Credit Agreement, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond the Company’s control. The Company’s business may not generate cash flow from operations in the future sufficient to service its debt and make necessary capital expenditures. If the Company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. The Company’s ability to refinance any future indebtedness will depend on the capital markets and its financial condition at such time. The Company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations. Additionally, the Credit Agreement does and any of the Company’s future debt agreements may contain restrictive covenants that may prohibit the Company from adopting some or any of these alternatives. For example, the Credit Agreement contains negative covenants that restrict the Company’s and its subsidiaries’ ability to incur indebtedness, create liens, make investments, dispose of assets and make certain restricted payments. The Company’s failure to comply with these covenants could result in an event of default under its indebtedness which, if not cured or waived, could result in the acceleration of its debt and termination of the commitments under the Credit Agreement.
In addition, the Company’s indebtedness, combined with its other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make the Company more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulations;
•limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry;
•place the Company at a disadvantage compared to its competitors who have less debt;
•limit the Company’s ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes; and
•make an acquisition of the Company less attractive or more difficult.
Any of these factors could harm the Company’s business, results of operations, and financial condition. In addition, if the Company incurs additional indebtedness, the risks related to its business and its ability to service or repay its indebtedness would increase.

We may require additional capital or need to restructure our existing debt to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, results of operations, and financial condition may be adversely affected.
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing activities to secure additional funds or restructure our existing debt. However, additional funds may not be available or we may not be able to restructure our existing debt when we need to on terms that are acceptable to us, or at all. Volatility in equity capital markets may materially and adversely affect our ability to fund our business through public or private sales of equity securities or debt restructuring. Rising interest rates and/or instability in the banking and finance industries may reduce our access to debt capital. Our current debt agreements and any future debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in the Credit Agreement and any additional credit facilities we may secure in the future may restrict us from being able to conduct our operations in a manner required for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.
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
We rely on third parties, including third-parties in countries outside the U.S. including Ukraine, Georgia, Philippines, Spain and Bulgaria, for a significant portion of our software development, quality assurance, operations, and customer support, and some of these activities may be further impacted by Russia’s ongoing invasion of Ukraine.
We currently depend on various third-parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we have outsourced some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Tbilisi, Georgia; Alicante and Valencia, Spain; Sofia, Varna, and Burgas, Bulgaria; Odesa, Ukraine; and Manila, Philippines. In addition, we outsource a portion of our customer support, inside sales and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control, or effective management with respect to these business operations.
Our third-party partner in Ukraine has been impacted by Russia’s ongoing invasion of Ukraine. Our former third-party partner in Russia was also forced to cease its operations in St. Petersburg, and a substantial proportion of the affected personnel have relocated to other countries such as Georgia, Spain, and Bulgaria. Currently, our Ukrainian partner is continuing to provide services in Ukraine. However, Russia’s ongoing invasion of Ukraine has resulted in reducing or may result in discontinuing our partner operations in Ukraine, and may also delay our product development efforts and/or the release of new features and functionalities. In addition, we have incurred and may in the future incur increased costs associated with managing or assisting in relocating our partners’ personnel or engaging with alternative third-party contractors or hiring employees outside of Russia and Ukraine, which could negatively impact our operating results and financial condition. We are working with our third-party contractor in Ukraine and in Georgia to relocate their personnel to Spain, Bulgaria, and other countries; however, we cannot assure you that we can permanently relocate them in a cost-effective manner, or at all. In addition, we anticipate that the geographies where we relocate such staff will not possess the same level of cost efficiencies as Russia and

Ukraine. We do not store or process any customer data in Russia or Ukraine and currently are not dependent on our operations in these locations to continue to provide our core services. We may need to rely on the staff of our third-party partners to assist us with preventing and remedying any cyber-attacks and the ongoing invasion could impact our ability to respond in a timely manner or at all.
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
We operate globally and as a result our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, lower consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability (including the potential of the U.S. government to default on the federal debt), changes in laws, instability in the banking and financial system, and trade barriers and sanctions. Recently, increases in inflation and interest rates in the US have increased to levels not seen in several years, which have increased and may continue to increase our operating costs. In addition, such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, any U.S. federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers.
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Bulgarian Lev, Chinese Yuan, Indian Rupee, and Canadian Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. While we have limited currency exchange exposure to the Georgian, Philippine, Russian and Ukrainian currencies, we expect exchange rates with respect to these currencies to be volatile and other exchange rates may also be more volatile than normal as a result of the Russian invasion of Ukraine and related events. Changes in exchange rates have and may continue to negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future.
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
We continue to experience substantial growth in our business. This growth has placed and may continue to place significant demands on our management, organizational structure, and our operational and financial infrastructure, particularly as we try to become more financially and operationally efficient. As our operations grow in size, scope, and complexity, we may need to increase our sales and marketing efforts and may add additional sales and marketing personnel in various regions worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base.
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, partners, and global service providers, develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly as we continue to expand internationally, would add complexity to our organization and require effective communication and coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.
Our future operating results will rely in part upon the successful execution of our relationships with our strategic partners and global service providers, including Avaya, Amazon, Atos/Unify, ALE, Mitel, Vodafone, DT, and other partners and resellers, some or all of which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. Realizing the benefits of our partnerships, particularly our relationships with our strategic partners and global service providers, including Avaya, Atos and its subsidiaries including Unify, ALE, Mitel, Vodafone, and DT will depend on a variety of factors, including our ability to work with our strategic partners to develop, market and sell our MVP and co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), and our other offerings. Setting up and maintaining the operations and processes of these strategic relationships may cause us to incur significant costs, disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. The failure to successfully and timely implement and operate our strategic relationships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations. For example, as previously disclosed, in light of the financial disclosures of Avaya and likelihood of a financial restructuring under Chapter 11, we recorded a non-cash asset write-down charge of $279.3 million for the year ended December 31, 2022, out of which $21.7 million of this balance was accrued interest and was recorded in other income (expense) in the Consolidated Statement of Operations. In connection with Avaya’s expedited, prepackaged financial restructuring via Chapter 11, we and Avaya entered into a new extended and expanded partnership arrangement on February 14, 2023 pursuant to which, among other things, ACO remains Avaya’s exclusive UCaaS offering and Avaya agreed to certain minimum volume commitments. As part of the new agreements, we and Avaya agreed to a revised go-to-market structure intended to drive migration of customers to ACO. As part of Avaya’s prepackaged financial restructuring plan, which was approved by the bankruptcy court on March 22, 2023 and became effective upon Avaya’s emergence on May 1, 2023, the new partnership agreements between us and Avaya were assumed and, as such, survived emergence.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premises, hardware business communications providers such as ALE, Avaya, Cisco Systems, Mitel, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, agents and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our global service providers and strategic partners, such as AT&T, BT, TELUS, Vodafone, DT, Amazon, Avaya, Atos/Unify, ALE, and Mitel market and sell our solutions, but they are also competitors for business communications selling and marketing their own solutions as well, in some cases, third-party solutions. These companies have or may have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other companies and established communications providers that resell on-premises hardware, software, cloud and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., T-Mobile, and Comcast Corporation in the U.S., TELUS and others in Canada, and BT, Vodafone Group plc, and others in the U.K., that resell on-premises hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Meta Platforms, Inc., Oracle Corporation, and Salesforce.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., and Slack Technologies, Inc. (acquired by Salesforce, Inc.), on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Avaya, Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., LiveVox Holdings, Inc., Talkdesk, Inc., Vonage Holdings Corp., Salesforce.com, Inc., and Twilio Inc. We also face competition from digital engagement vendors such as eGain Corporation, LivePerson, Inc., among others named above that may offer similar features.
Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified offerings, international presence, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Our competitors may be able to adopt more aggressive pricing policies and promotions and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of these service providers have in the past and may choose in the future to sacrifice revenues in order to gain market share by offering their services at lower prices or for free, or offering alternative pricing models, such as “freemium” pricing, in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer. Our competitors may also offer bundled service arrangements offering a more complete service offering, despite the technical merits or advantages of our subscriptions. Competition could result in a decrease to our prices, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share.

We rely and may in the future rely significantly on our strategic partners, agents, brokers, resellers, and global service providers to sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents, brokers, and resellers, which we refer to collectively as channel partners, many of which sell or may in the future decide to sell their own business communications services or business communications services from other providers. We generally do not have long-term contracts with these channel partners, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential channel partners to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while some of our strategic partners and global service providers, such as AT&T, BT, TELUS, Vodafone, DT, Avaya, Atos (through its subsidiary Unify), ALE, and Mitel also sell and market our solutions on an exclusive or non-exclusive basis, they may also sell and market competing business communications. Some of these companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or third-party cloud solutions. Such competitors may cease marketing or selling our solutions to their customers and ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.
We have also entered into certain agreements with our strategic partners and global service providers such as Avaya, Amazon, Atos/Unify, ALE, Mitel, Vodafone, and DT to sell and market certain of our solutions. However, there can be no guarantee that our strategic partners, global service providers and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. Further, certain partners have failed in the past, and may fail in the future, to meet their minimum contractual seat and/or revenue commitments, including recoupment of advance payments. The Company has in the past, and may in the future, renegotiate the terms of its strategic partnership agreements, including converting strategic partners from exclusive to non-exclusive partners. For example, in connection with Avaya’s expedited, prepackaged financial restructuring via Chapter 11, we and Avaya entered into a new extended and expanded partnership arrangement on February 14, 2023, pursuant to which, among other things, ACO remains Avaya’s exclusive UCaaS offering and Avaya agreed to certain minimum volume commitments. As part of the new agreements, we and Avaya agreed to a revised go-to-market structure intended to drive migration of customers to ACO. As part of Avaya’s prepackaged financial restructuring plan, which was approved by the bankruptcy court on March 22, 2023 and became effective upon Avaya’s emergence on May 1, 2023, the new partnership agreements between us and Avaya were assumed and, as such, survived emergence.
In addition, we are in the process of transforming generally our partner go to market strategy, with increasing emphasis on our resale/wholesale model, which requires significant changes to our systems and processes. These system and process changes could result in longer time to implement our strategy which could have an impact on our revenue.
If our strategic partners and global service providers and/or any of their respective channel partners are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our channel partners, global service providers and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers and other channel partners, global service providers and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
To deliver our subscriptions, we rely on third-parties for our network connectivity and for certain of the features in our subscriptions.
We currently use the infrastructure of third-party network service providers, including Lumen Technologies, Inc. and Bandwidth.com, Inc. in North America and several others internationally, to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol (“IP”) networks and public switched telephone networks, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services internationally, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future.

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
In addition, we currently use and may in the future use third-party service providers to deliver certain features of our subscriptions. For example, although we introduced our own video and web conferencing solution in April 2020 and have migrated many of our customers to RingCentral Video, there are still several existing customers who continue to use Zoom Video Communications, Inc. for HD video and web conferencing and screen sharing features, Bandwidth.com for texting capabilities, and NICE inContact, Inc. for contact center capabilities. In the future, we may not continue to have long-term contracts with any or all of these third-party providers. Any of these service providers could elect or attempt to stop providing us with access to their services or our contracts with these third-party providers may terminate, expire, or be breached. If any of these service providers ceases to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations. U.S. mobile carriers are now requiring businesses using SMS on over-the-top providers such as RingCentral to register with The Campaign Registry (“TCR”), to ensure text messages are compliant with wireless carrier guidelines, as well as to reduce spam. These new rules affect our customers, and we are building integrations with TCR to complete those registrations on our customers' behalf. In the future, customers who are not registered with TCR may not be able to send or receive SMS using our service. Furthermore, we are no longer offering or selling RingCentral Meetings to new customers and are instead offering our own RingCentral Video solution, and, in light of our settlement with Zoom, we believe that we will be able to migrate all or substantially all of our customers to RingCentral Video. Nevertheless, it is possible that not all existing customers will migrate to RingCentral Video. Therefore, our inability to offer and sell RingCentral Meetings, or to successfully transfer existing customers to our own solution, may cause some prospective customers not to purchase our services and/or existing customers not to renew their contracts for our services or to renew for a fewer number of seats.
Finally, if problems occur with any of these third-party network or service providers, it may cause errors or poor call quality in our subscriptions, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor call quality in our subscriptions, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our subscriptions, termination of our relationships and agreements with our channel partners, strategic partners, or global service providers, or liability for failure to meet service level agreements requiring us to issue credits or pay damages, and may seriously harm our business and results of operations.
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

Interruptions or delays in service from our third-party data center hosting facilities, co-location facilities and other third-party providers could impair the delivery of our subscriptions, require us to issue credits or pay penalties and harm our business.
We currently serve our North American customers from geographically disparate data center hosting facilities in North America, where we lease space from Equinix, Inc., and other providers, and we serve our European customers from third-party data center hosting facilities in Europe. We also use third-party co-location facilities located in various international regions to serve our customers in these regions. Certain of our solutions are hosted by third-party data center facilities including Amazon Web Services, Inc. (“AWS”), NICE inContact, Inc., and Google Cloud Platform. In addition, RCLEC uses third-party co-location facilities to provide us with network services at several locations. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract and retain customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.
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
Interruptions in our services caused by undetected errors, failures, or bugs in our offerings could harm our reputation, result in significant costs to us, and impair our ability to sell our subscriptions.
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
•require us to pay penalties or issue credits or refunds to our customers, or channel partners, strategic partners, or global service providers, or expose us to claims for damages;
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from cyber-attacks, denial-of-service events, unauthorized entry, insider threats, computer malware or other security incidents, including events beyond our control. We have, from time to time, been subject to communications fraud and cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future, particularly as the frequency and sophistication of cyber-attacks increases. For example, an increase in cyber-attack activity, such as ransomware and phishing attacks, has been observed in connection with Russia’s invasion of Ukraine. We cannot assure you that our backup systems, regular data backups, security controls and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach, data loss, unauthorized access, loss of use, interruption, or increased charges from our technology vendors.

Also, our subscriptions are web-based. The amount of data we store for our customers and users increases as our business grows. We host services, which includes hosting customer data, both in co-located data centers and in multiple public cloud services. Our solutions allow users to store files, tasks, calendar events, messages and other data indefinitely on our services or as may be directed by our customers, although we have begun instituting in our customer agreements a provision that customer content and certain other customer data will be deleted upon termination of the agreements. We also maintain sensitive data related to our technology and business, and that of our employees, strategic partners, global service providers, channel partners, and customers, including intellectual property, proprietary business information and personally identifiable information (also called personal data) on our own systems and in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer segments and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states and other malicious actors.
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
Additionally, third parties have attempted in the past, and may attempt in the future, to induce domestic and international employees, consultants, or customers into disclosing sensitive information, such as usernames, provisioning data, customer proprietary network information (“CPNI”) or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a customer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing information regarding our and our customers’ intellectual property, personal data and other confidential business information. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems change and evolve frequently and may not be recognized until launched against a target, may be new and previously unknown or little-known, or may not be detected or understood until well after such actions are conducted. We may be unable to anticipate these techniques or to implement adequate preventative measures, and any security breach or other incident may take longer than expected to remediate or otherwise address. Any system failure or security breach or incident that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information could result in significant liability to us, loss of our intellectual property, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators, or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.
It is critical to our business that our information and that of our employees’, strategic partners’, global service providers, channel partners and customers’ remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach or incident could expose us to litigation, indemnity obligations, government investigations, contractual liability, and other possible liabilities. Additionally, a cyber-attack or other information security incident, whether actual or perceived, could result in negative publicity, which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs, including remediation costs, disruption of operations, or increased cybersecurity protection costs, that may have a material adverse effect on our business. In addition, a cybersecurity breach or incident of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information and data (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above. A cybersecurity breach or incident of our partners’ or vendors’ systems can result in similar actual or perceived impacts.
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
We rely on our information systems and those of third parties for processing customer orders, distribution of our subscriptions, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation, and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches and incidents, energy blackouts, natural disasters, terrorism, war, telecommunication failures, employee or other theft, and third-party provider failures. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our internally developed billing system, may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers for our subscriptions or related taxes and administrative fees. Any such errors in our customer billing could harm our reputation and cause us to violate truth in billing laws and regulations. Our current internally developed billing system requires us to process an increasing number of invoices manually, which could result in billing errors. Any errors or disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business. In addition, we may implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities, and divert management attention.
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
Our future success also depends on our ability to continue to attract and retain highly skilled personnel. Despite many recent layoffs in the technology industry and at the company, we believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations where we maintain offices. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel.
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
Customer turnover, as well as reductions in the number of users for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our subscriptions, the value proposition of our subscriptions, the customer support we provide, or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. In addition, the impact of the global economic conditions, including concerns about rising inflation or the potential of the U.S. government to default on the federal debt and an associated economic downturn, and a potential crisis in the banking and financial system, could cause financial hardship for our customers, decrease technology spending and materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, or cause our customers to seek a decrease in the number of users or solutions for which they subscribe. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop more slowly than we anticipate, or develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice and video communications by businesses, as compared to email and other data-based methods, and future demand for and adoption of Internet voice and video communications systems and services. In addition, to compete successfully in this emerging market, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. As we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges. Currently, we derive a majority of our revenues from subscriptions to RingCentral MVP, and we expect this will continue for the foreseeable future. However, our future success likely will also depend on our ability to introduce and sell new services, features, and functionality that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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
Development of our AI solutions, including RingSense, may not be successful and may result in reputational harm and our future operating results could be materially harmed.
We plan to continue to increase, and provide our customers with, AI-powered solutions, including RingSense, across our portfolio of offerings. For example, we expect will allow our customers to gain insights into voice conversations between their sales forces and their customers. However, we cannot assure you that our AI models will achieve sufficient levels of accuracy. In addition, we may not be able to acquire sufficient training data or our training data may contain biased or otherwise inaccurate information. Our competitors or other organizations may incorporate AI features into their products more quickly or more successfully and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications and result in lost business. Should any of these items or others occur, our ability to compete, our reputation and operating results may be materially and adversely affected.
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
We have significant operations directly or through third-parties in the U.S., Canada, the U.K., China, Ukraine, the Philippines, Germany, Georgia, Bulgaria, Spain, and France. We also sell our solutions to customers in several countries in Europe, Australia and Singapore, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
•the need to contract in various native languages and under a variety of different legal systems;
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
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our investment in and partnerships with our strategic partners and global service providers such as Avaya, Atos, Amazon, Mitel, Vodafone, DT, and Charter. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
Acquisitions, investments, strategic partnerships, and other strategic transactions involve significant risks and uncertainties, including:
•the potential failure to achieve the expected benefits of the acquisition, investment, strategic partnership, or other strategic transaction;
•unanticipated costs and liabilities;
•the potential of disputes with our partners, including arbitration or litigation resulting from a breach or alleged breach of either party’s contractual obligation, which may result in cost, distraction and potential liabilities and reputational damage;
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
These are significant investments on which we may not realize the anticipated benefits for various reasons. For example, in connection with our strategic partnership with Avaya, we made an advance of $375.0 million that was paid primarily in our Class A Common Stock, predominantly for future fees, as well as for certain licensing rights, and we purchased $125.0 million of Avaya Series A Preferred Stock. On December 13, 2022, Avaya filed a Form 8-K disclosing ongoing discussions regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings or investment transactions. In light of public disclosures about the likelihood of Avaya’s financial restructuring via Chapter 11, we recorded a non-cash asset write-down charge of $279.3 million for the year ended December 31, 2022, out of which $21.7 million of this balance was accrued interest and was recorded in other income (expense) in the Consolidated Statement of Operations. Further, in connection with Avaya’s expedited, prepackaged financial restructuring via Chapter 11, we and Avaya entered into a new extended and expanded partnership arrangement on February 14, 2023, pursuant to which, among other things, ACO remains Avaya’s exclusive UCaaS offering and Avaya agreed to certain minimum volume commitments. As part of the new agreements, we and Avaya agreed to a revised go-to-market structure intended to drive migration of customers to ACO. As part of Avaya’s prepackaged financial restructuring plan, which was approved by the bankruptcy court on March 22, 2023 and became effective upon emergence on May 1, 2023, the new partnership agreements between us and Avaya were assumed and survived Avaya’s emergence from Chapter 11 and the shares of Avaya Series A Preferred Stock held by us were cancelled without any consideration.
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

We may be unable to use some or all of our net operating loss and research credit carryforwards, which could materially and adversely affect our reported financial condition and results of operations.
As of December 31, 2022, we have federal net operating loss carryforwards (“NOLs”) of $1.9 billion, of which $193.4 million expire between 2033 and 2037 and the remainder do not expire. Additionally, we have state net operating loss carryforwards of $1.3 billion that will begin expiring in 2023. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
In addition to the potential carryforward limitations described above, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.
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
Our vendor-supplied phones have lead times of up to several months for delivery to our fulfillment agents and are built to forecasts that are necessarily imprecise. It is likely that, from time to time, we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our subscriptions could result in loss of customers or harm to our ability to attract new customers. Any reduction or interruption in the ability of our vendors to supply our customers with vendor-supplied phones, including as a result of the ongoing supply chain constraints could cause us to lose revenue, damage our customer relationships and harm our reputation in the marketplace. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.
We currently depend on a limited number of phone device suppliers and fulfillment agents to configure and deliver the phones that we sell and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.
We rely on a limited number of suppliers to provide phones that we offer for sale to our customers that use our subscriptions, and we rely on a limited number of fulfillment agents to configure and deliver the phones that we sell to our customers. Accordingly, we could be adversely affected if such third parties fail to maintain competitive phones or configuration services or fail to continue to make them available on attractive terms, or at all.
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
Phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones used by our customers are manufactured by only six third-party providers. If any of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. In addition, we must be successful in integrating our solutions with strategic partners’ devices in order to market and sell these solutions. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be canceled, which would harm our business, financial condition, and results of operations.
The global COVID-19 pandemic could harm our business, financial condition and results of operations.
The COVID-19 pandemic has continued to impact worldwide economic activity and financial markets. After closing our offices and restricting travel at the beginning of the pandemic, we reopened our offices to employees worldwide in 2022 and eased our travel restrictions. We continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available. This could again result in temporarily suspending travel and restricting the ability to do business in person, which could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer and other commercial contracts in a timely manner and our ability to source, assess, negotiate, and successfully implement and execute on, and realize the benefits of, acquisitions, investments, strategic partnerships and other strategic transactions, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. In addition, the COVID-19 pandemic has and may continue to disrupt the operations of our customers, channel partners, strategic partners, global service providers, suppliers and other third-party providers, which could continue to negatively impact our business, financial condition and results of operations. In addition, the rapid spread of variants of the virus and the ongoing pandemic and preventative measures taken worldwide has and could continue to adversely affect economies and financial markets globally in the future, which could decrease technology spending and continue to adversely affect demand for our solutions and harm our business. The full extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain.
Risks Related to Regulatory Matters
Our subscriptions are subject to regulation, and future legislative or regulatory actions could adversely affect our business and expose us to liability in the U.S. and internationally.
Federal Regulation
Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers and enabling abbreviated dialing to designated numbers, maintaining records for disconnected numbers, cooperation with law enforcement, Federal Universal Service Fund (“USF”) contributions, Enhanced 911 (“E-911”), outage reporting, call authentication, call spoofing, call blocking and other requirements and regulations. The FCC is increasing enforcement of call authentication and related Know-Your-Customer obligations. The FCC is considering new rules for text communications. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses or authorizations, repayment of funds, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.
Through RCLEC, we also provide competitive local exchange carrier (“CLEC”) and IP-enabled (“IPES”) services, which are regulated by the FCC as traditional telecommunications services. Our CLEC services depend on certain provisions of the Telecommunications Act of 1996 that require incumbent local exchange carriers (“ILECs”) to provide us facilities and services that are necessary to provide our services. Over the past several years, the FCC has reduced or eliminated a number of regulations governing ILECs’ wholesale offerings. If ILECs were no longer required by law to provide such services to us, or ceased to provide these services at reasonable rates, terms and conditions, our business could be adversely affected and our cost of providing CLEC services could increase. This could have a materially adverse impact on our results of operations and cash flows.
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
International Regulation
As we expand internationally, we may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws, regulations, taxes, and fees in the foreign countries where we offer our subscriptions. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations and go to market practices. European Union member states are currently implementing the new European Electronic Communications Code, including major modifications to the German Telecommunications Act, United Kingdom, and French regulations. New guidelines in the United Kingdom require providers to implement Know-Your-Customer vetting. The new rules in France impose additional obligations beyond our existing business model and will require domestic infrastructure buildout in France. Internationally, we currently sell our subscriptions in Canada, the U.K., Australia, Singapore, and several European countries. We also offer our Global MVP solution, enabling our multinational customers in locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, emergency call services, call authentication, and other laws and regulations in additional countries as we continue to expand our Global MVP solution internationally.
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
In the course of providing our services, we collect, store, and process many types of data, including personal data. Moreover, our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store personal information which may include among others identifiable health information.
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
For example, the GDPR, which came into force in May 2018, strengthened the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. National data protection supervisory authorities have been actively monitoring and sanctioning noncompliance with applicable regulations with particular focus on use of cookies without consent, protection of children data and breach of security. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. Numerous other countries have adopted omnibus privacy laws that are based on or similar to GDPR, including Australia, Brazil, Canada, Chile, Israel, Japan, New Zealand, and South Africa.
Among other requirements, the GDPR regulates data transferred from the European Economic Area (the “EEA”) to countries that have not been found to provide adequate protection to such personal data, including the U.S. On June 4, 2021, the EU Commission adopted new Standard Contractual Clauses (“2021 SCCs”), for the transfer of personal data from the EU to countries not deemed by the EU Commission as providing adequate protection of personal data (e.g., the U.S.). We have adopted the 2021 SCCs with our customers and our suppliers transferring data out of the EEA and Switzerland (with approved modifications by the Federal Data Protection and Information Commissioner). Despite this, it may be difficult to maintain appropriate safeguards for the transfer of such data from the EEA and Switzerland, in particular as a result of continued legal and legislative activity that has challenged or called into question existing means of data transfers to countries that have not been found to provide adequate protection for personal data. Following the U.K.’s exit from the EU on January 31, 2020 the U.K. largely adopted the EU rules on cross-border data flows, but allowed flexibility to diverge. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. On March 21, 2022, the U.K. Parliament approved new Standard Contractual Clauses (“UK SCCs”) to support personal data transfers out of the U.K., and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. We have begun adopting the UK SCCs with our customers and suppliers transferring personal data out of the U.K.
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
The European Commission has proposed new legislation to enhance privacy protections for users of communications services and to enhance protection for individuals against online tracking technologies. The proposed legislation, the Regulation on Privacy and Electronic Communications (the “e-Privacy Regulation”), has been approved by the European Council and is currently undergoing legislative scrutiny. The e-Privacy Regulation, when approved by the European Parliament, is expected to impose greater potential liabilities upon communications service providers, including potential fines for the most serious of breaches of the greater of €20 million or 4% of worldwide annual turnover. New rules introduced by the e-Privacy Regulation are likely to include enhanced consent requirements for communications service providers in order to use communications content and communications metadata to deliver value added services, as well as restrict the use of data related to corporations and other non-natural persons. These restrictions, if adopted, may affect our future business growth in the EEA.
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
In the U.S., there are numerous federal and state laws governing the privacy and security of personal information. In particular, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical, and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information by certain institutions. We act as a “Business Associate” through our relationships with certain customers and are thus directly subject to certain provisions of HIPAA. In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship and may also face regulatory liability. Additionally, we are subject to FCC regulations imposing obligations related to our use and disclosure of certain data related to our interconnected VoIP service. If we experience a data security incident, we may be required by state law or FCC or other regulations to notify our customers and/or law enforcement. We may also be subject to Federal Trade Commission (“FTC”) enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. Moreover, the CPRA, which amends the CCPA, was approved by California voters in November 2020 and is now in effect. The CPRA creates further uncertainty and may require us to incur additional costs and expenses in an effort to comply. California residents’ rights under the CPRA to opt-out from the sale or sharing of their data may impact our marketing activities, particularly those that involve the use of third-party cookies on our websites. This may require that we implement specific contractual terms when we engage marketing entities to market our product and services and may limit our efforts to reach our target audience, as well as require us to implement opt-out icons on our websites. Further, the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states, came into effect on January 1, 2023. Colorado enacted a similar law, the Colorado Privacy Act, on June 8, 2021, which is effective as of July 1, 2023. Utah enacted a similar law, the Utah Consumer Privacy Act, on March 24, 2022, which is effective as of December 31, 2023, and Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, on May 10, 2022, which is effective as of July 1, 2023. Iowa’s Consumer Data Protection Act (“ICDPA” or “Act”) will become effective on January 1, 2025. A number of other states are considering similar laws.
The U.S. federal government also is contemplating federal privacy legislation, including the American Data Privacy and Protection Act (“ADPPA”). In addition to enforcement by the FTC and state Attorneys ADPPA also introduces a private right of action, allowing an individual (or class) to sue for violations of the statute or regulations issued by the FTC.
Legislators and regulators in the United States and elsewhere are increasingly focused on privacy protections for minors under 18 years of age. On September 15, 2022, California passed the California Age-Appropriate Design Code Act, which will become enforceable on July 1, 2024. Similar legislation has been introduced in over a dozen states, including Florida, New York, Illinois, and Texas. Utah has enacted two bills regulating use of social media by children under 18, which become effective March 1, 2024. Congress is actively considering the Kid’s Online Safety Act (“KOSA”), which would regulate online platforms that are reasonably likely to be used by children under 17, as well as legislation expanding both the scope and application of the Children’s Online Privacy Protection Act (“COPPA”). Many of these new and evolving laws and regulations have required us to incur costs and expenses and will require us to incur additional costs and expenses, in our efforts to comply.
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
Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, US, Georgia, Bulgaria and Spain, may have access to customer data; no personal customer data is stored in Russia or Ukraine. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

Our emergency and E-911 calling services may expose us to significant liability.
The FCC requires Internet voice communications providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wire-line E-911 network. Under the FCC’s rules, Internet voice communications providers must transmit the caller’s phone number and registered location information to the appropriate public safety answering point (“PSAP”) or route the call to a national emergency call center. Our CLEC services are also required by the FCC and state regulators to provide E-911 service to the extent that they provide services to end users. We are also subject to similar requirements internationally.
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
We offer customer support through both our online account management website and our toll-free customer support number in multiple languages. Our customer support is currently provided primarily via a third-party provider located in the Philippines, as well as our employees in the U.S. Our third-party providers generally provide customer service and support to our customers without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in additional foreign languages. We also use third parties to deliver onsite professional services to our customers in deploying our solutions. If these vendors do not deliver timely and high-quality services to our customers, our reputation could be damaged, and we could lose customers. In addition, third-party professional services vendors may not be available when needed, which would adversely impact our ability to deliver on our customer commitments.
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
•cause us to manage or defend legal disputes, including litigation which my result in incremental cost, liabilities, reputational damage and distraction to our management team;
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 429 issued patents, including patents acquired from strategic partnership transactions, which expire between 2024 and 2041. We also have 54 patent applications pending examination in the U.S. and 27 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development and quality assurance activities to third-party contractors located in Ukraine, Spain, and formerly in Russia. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in the Philippines, where we have outsourced a significant portion of our customer support function. We cannot assure you that agreements with these third-party contractors or their agreements with their employees and contractors will adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and results of operations.
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
The stock market in general, and the market for SaaS and other technology-related stocks in particular, has been highly volatile. As a result, the market price and trading volume for our Class A Common Stock has been and may continue to be highly volatile, and investors in our Class A Common Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A Common Stock to fluctuate significantly include:
•our operating and financial performance and prospects and the performance of other similar companies including our strategic partners and global service providers;
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
•changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, changes in diplomatic or trade relationships, banking crises, civil unrest in various parts of the world, acts of war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions), terrorist attacks, or other catastrophic events, such as the global outbreak of COVID-19; and
•Geopolitical relations between the US and China.
Any of these factors may result in large and sudden changes in the trading volume and market price of our Class A Common Stock and may prevent investors from being able to sell their shares at or above the price they paid for their shares of our Class A Common Stock. Following periods of volatility in the market price of a company’s securities, stockholders often file securities class-action lawsuits against such company. Our involvement in a class-action lawsuit could divert our senior management’s attention and, if adversely determined, could have a material and adverse effect on our business, reputation, financial condition, and results of operations.

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
On February 13, 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $175 million of our outstanding Class A Common Stock, subject to certain limitations. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Notes. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. Our board had approved a previous share repurchase program in the past, and as of March 31, 2023, we have repurchased approximately $74.5 million of our Class A Common Stock under these programs. The timing and number of any future shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review the program periodically and may authorize adjustments of its terms if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in 2019, France introduced a digital services tax at a rate of 3% on revenues derived from digital activities in France, and other jurisdictions are proposing or could introduce similar laws in the future. In addition, the United States recently introduced a 1% excise tax on stock buybacks, which could increase the cost to us of implementing our share repurchase program or repurchasing our Series A Preferred Stock, and a 15% alternative minimum tax on adjusted financial statement income. Many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, including a proposed 15% global minimum tax. The Council of the European Union has adopted the proposed 15% global minimum tax for enactment by European Union member states by December 31, 2023, with implementation into the domestic laws of those states by the end of 2023. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, valuation of long-

term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include those related to revenues the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
In particular, in connection with the Avaya partnership, we paid Avaya an advance predominately in stock, predominantly for future commissions for each qualified unit of Avaya Cloud Office by RingCentral sold during the term of the partnership. Under the original terms of the strategic partnership with Avaya, the unutilized prepaid sales commission balance was to be repaid to us at the end of the contractual term. On December 13, 2022, Avaya filed a Form 8-K disclosing ongoing discussions regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings or investment transactions. In light of public disclosures about the likelihood of Avaya’s financial restructuring via Chapter 11, we recorded a non-cash asset write-down charge of $279.3 million for the year ended December 31, 2022, out of which $21.7 million of this balance was accrued interest and was recorded in other income (expense) in the Consolidated Statement of Operations. Further, in connection with Avaya’s expedited, prepackaged financial restructuring via Chapter 11, we and Avaya entered into a new extended and expanded partnership arrangement on February 14, 2023, pursuant to which, among other things, ACO remains Avaya’s exclusive UCaaS offering and Avaya agreed to certain minimum volume commitments. As part of the new agreements, we and Avaya agreed to a revised go-to-market structure intended to drive migration of customers to ACO. As part of Avaya’s prepackaged financial restructuring plan, which was approved by the bankruptcy court on March 22, 2023 and became effective upon emergence on May 1, 2023, the new partnership agreements between us and Avaya were assumed and survived Avaya’s emergence from Chapter 11 and the shares of Avaya Series A Preferred Stock held by us were cancelled without any consideration.
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
Our corporate headquarters and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in California, Spain, Georgia, and several countries in Asia, including the Philippines, India, and Australia. All of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics such as the global outbreak of COVID-19, cyber-attack, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions), political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended March 31, 2023 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
January 1, 2023 to January 31, 2023	—	$—	—	175,000
February 1, 2023 to February 28, 2023	235,300	$34.71	235,300	166,832
March 1, 2023 to March 31, 2023	1,924,864	$34.56	1,924,864	100,542
Total	2,160,164		2,160,164
(1)On February 13, 2023, our board of directors authorized a share repurchase program under which it may repurchase up to $175 million of the Company's outstanding shares of Class A Common Stock. Under the program, share repurchases may be made at the Company's discretion from time to time in open market transactions, privately negotiated transactions, or other means. The program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2023. Please refer to Note 8, Stockholders’ Deficit and Convertible Preferred Stock, in our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
Item 3. Default Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
None.
Item 6. Exhibits.
    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1+	2023 Bonus Plan, Appendix A-2023.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith
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

RingCentral, Inc.

Date: May 9, 2023	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2023	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)