Form 10-Q
period 2023-06-30
RingCentral, Inc.
filed 2023-08-07
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of August 1, 2023, there were 84,760,029 shares of Class A Common Stock issued and outstanding and 9,924,538 shares of Class B Common Stock issued and outstanding.

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
•our Credit Agreement, including both the Term Loan and the Revolving Credit Facility (each as defined below);
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$225,351	$269,984
Accounts receivable, net	322,191	311,318
Deferred and prepaid sales commission costs	170,536	158,865
Prepaid expenses and other current assets	85,465	55,849
Total current assets	803,543	796,016
Property and equipment, net	185,806	185,400
Operating lease right-of-use assets	31,339	35,433
Deferred and prepaid sales commission costs, non-current	403,714	438,579
Goodwill	54,575	54,335
Acquired intangibles, net	457,434	528,051
Other assets	23,949	35,848
Total assets	$1,960,360	$2,073,662
Liabilities, Temporary Equity, and Stockholders' Deficit
Current liabilities
Accounts payable	$36,739	$62,721
Accrued liabilities	308,402	380,113
Current portion of long-term debt, net	20,000	—
Deferred revenue	227,211	209,725
Total current liabilities	592,352	652,559
Long-term debt, net	1,558,794	1,638,411
Operating lease liabilities	16,596	20,182
Other long-term liabilities	65,010	45,848
Total liabilities	2,232,752	2,357,000

Commitments and contingencies (Note 8)
Series A convertible preferred stock	199,449	199,449

Stockholders' deficit
Common stock	9	10
Additional paid-in capital	1,143,124	1,059,880
Accumulated other comprehensive loss	(5,197)	(8,781)
Accumulated deficit	(1,609,777)	(1,533,896)
Total stockholders' deficit	(471,841)	(482,787)
Total liabilities, temporary equity and stockholders’ deficit	$1,960,360	$2,073,662
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Subscriptions	$513,632	$462,984	$1,021,926	$902,911
Other	25,673	23,912	51,068	51,641
Total revenues	539,305	486,896	1,072,994	954,552
Cost of revenues
Subscriptions	136,067	131,022	272,492	260,711
Other	28,350	27,168	52,601	52,953
Total cost of revenues	164,417	158,190	325,093	313,664
Gross profit	374,888	328,706	747,901	640,888
Operating expenses
Research and development	80,280	96,518	165,521	186,792
Sales and marketing	264,443	265,398	524,655	519,853
General and administrative	75,227	74,554	157,318	145,549
Total operating expenses	419,950	436,470	847,494	852,194
Loss from operations	(45,062)	(107,764)	(99,593)	(211,306)
Other income (expense), net
Interest expense	(5,118)	(1,203)	(7,330)	(2,435)
Other income (expense)	35,651	(49,500)	41,080	(94,719)
Other income (expense), net	30,533	(50,703)	33,750	(97,154)
Loss before income taxes	(14,529)	(158,467)	(65,843)	(308,460)
Provision for income taxes	6,953	1,048	10,038	2,027
Net loss	$(21,482)	$(159,515)	$(75,881)	$(310,487)
Net loss per common share
Basic and diluted	$(0.23)	$(1.68)	$(0.79)	$(3.27)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	95,339	95,130	95,528	94,854
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(21,482)	$(159,515)	$(75,881)	$(310,487)
Other comprehensive income (loss)
Foreign currency translation adjustments, net	(1,570)	(8,182)	190	(10,244)
Unrealized gain on derivative instruments	3,394	—	3,394	—
Comprehensive loss	$(19,658)	$(167,697)	$(72,297)	$(320,731)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2022	95,385	$10	$1,059,880	$(8,781)	$(1,533,896)	$(482,787)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,108	—	(1,641)	—	—	(1,641)
Issuance of common stock in connection with strategic partnership arrangement	1,265	—	42,585	—	—	42,585
Repurchases of common stock	(2,160)	—	(74,776)	—	—	(74,776)
Share-based compensation	—	—	97,303	—	—	97,303
Changes in other comprehensive loss	—	—	—	1,760	—	1,760
Net loss	—	—	—	—	(54,399)	(54,399)
Balance as of March 31, 2023	95,598	10	1,123,351	(7,021)	(1,588,295)	(471,955)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,978	—	8,542	—	—	8,542
Issuance of common stock in connection with strategic partnership arrangement	428	—	12,429	—	—	12,429
Repurchases of common stock	(3,320)	(1)	(100,505)	—	—	(100,506)
Share-based compensation	—	—	99,307	—	—	99,307
Changes in other comprehensive loss	—	—	—	1,824	—	1,824
Net loss	—	—	—	—	(21,482)	(21,482)
Balance as of June 30, 2023	94,684	$9	$1,143,124	$(5,197)	$(1,609,777)	$(471,841)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2021	94,309	$9	$1,086,870	$644	$(748,556)	$338,967
Cumulative effect of accounting change	—	—	(329,280)	—	93,826	(235,454)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	588	—	(120)	—	—	(120)
Share-based compensation	—	—	98,424	—	—	98,424
Changes in other comprehensive income	—	—	—	(2,062)	—	(2,062)
Net loss	—	—	—	—	(150,972)	(150,972)
Balance as of March 31, 2022	94,897	9	855,894	(1,418)	(805,702)	48,783
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	842	—	7,827	—	—	7,827
Repurchases of common stock	(421)	—	(25,004)	—	—	(25,004)
Share-based compensation	—	—	98,402	—	—	98,402
Changes in other comprehensive loss	—	—	—	(8,182)	—	(8,182)
Net loss	—	—	—	—	(159,515)	(159,515)
Balance as of June 30, 2022	95,318	$9	$937,119	$(9,600)	$(965,217)	$(37,689)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(75,881)	$(310,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115,556	122,201
Share-based compensation	202,851	198,119
Unrealized loss on investments	1,646	98,045
Amortization of deferred and prepaid sales commission costs	65,160	50,068
Amortization of debt discount and issuance costs	2,398	2,232
Gain on early extinguishment of debt	(31,107)	—
Reduction of operating lease right-of-use assets	10,175	9,857
Provision for bad debt	4,940	7,103
Other	(1,632)	1,736
Changes in assets and liabilities:
Accounts receivable	(15,813)	(27,832)
Deferred and prepaid sales commission costs	(62,153)	(108,349)
Prepaid expenses and other assets	(2,773)	(1,984)
Accounts payable	(38,890)	28,494
Accrued and other liabilities	17,459	20,147
Deferred revenue	17,486	30,594
Operating lease liabilities	(10,198)	(10,271)
Net cash provided by operating activities	199,224	109,673
Cash flows from investing activities
Purchases of property and equipment	(13,160)	(15,489)
Capitalized internal-use software	(25,964)	(26,232)
Purchases of intangible assets and long-term investments	—	(3,990)
Net cash used in investing activities	(39,124)	(45,711)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	10,887	10,889
Payments for taxes related to net share settlement of equity awards	(3,986)	(3,182)
Payments for repurchase of common stock	(174,570)	(25,004)
Proceeds from issuance of term loan, net of issuance costs	394,394	—
Payments for repurchase of convertible senior notes	(427,304)	—
Repayment of financing obligations	(3,291)	(3,092)
Payment of contingent consideration	(973)	(1,538)
Net cash used in financing activities	(204,843)	(21,927)
Effect of exchange rate changes	110	(2,700)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(44,633)	39,335
Cash, cash equivalents, and restricted cash
Beginning of period	269,984	267,162
End of period	$225,351	$306,497
Supplemental disclosure of cash flow data:
Cash paid for interest	$3,429	$220
Cash paid for income taxes, net of refunds	$7,654	$1,717
Non-cash investing and financing activities
Common stock issued in connection with strategic partnership arrangement	$55,014	$—
Equipment and capitalized internal-use software purchased and unpaid at period end	$3,452	$9,599
Equipment acquired under financing obligations	$2,997	$—
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
Basis of Presentation and Consolidation
The Company’s unaudited condensed consolidated financial statements and accompanying notes reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2023. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, derivative instruments, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results may differ from these estimates.
Segment Information
The Company has determined that the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Concentrations
As of June 30, 2023 and December 31, 2022, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of June 30, 2023 and December 31, 2022, approximately 94% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
Significant Accounting Policies
The Company’s significant accounting policies are described in Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and six months ended June 30, 2023, other than the derivative instruments and hedging policy described below.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Derivative Instruments and Hedging
The Company measures its derivative financial instruments at fair value and recognizes them as assets and liabilities in the Condensed Consolidated Balance Sheets. The Company records changes in the fair value of derivative financial instruments designated as cash flow hedges in other comprehensive income (loss). When a hedged transaction affects earnings, the Company subsequently reclassifies the net derivative gain or loss within earnings into the same line as the hedged item on the Condensed Consolidated Statements of Operations to offset the changes in the hedged transaction.
The cash flow effects related to derivative financial instruments designated as cash flow hedges are included within operating activities on the Condensed Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements Not Yet Adopted
There are no material recent accounting pronouncements not yet adopted during the three and six months ended June 30, 2023 that are significant or potentially significant to the Company.
Note 2. Revenue
The Company derives its revenues primarily from subscriptions, sale of products, and professional services. Revenues are recognized when control is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Disaggregation of revenue
The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Primary geographical markets
North America	90%	90%	90%	90%
Others	10	10	10	10
Total revenues	100%	100%	100%	100%
The Company derived over 90% of subscriptions revenues from RingCentral MVP and RingCentral customer engagement solutions products for each of the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023 and 2022, RingCentral customer engagement solutions represented over 10% of total revenues.
Deferred revenue
During the three and six months ended June 30, 2023, the Company recognized revenue of $43.0 million and $169.2 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription contract term ranges from one month to five years. Contract revenue as of June 30, 2023 that has not yet been recognized was approximately $2.3 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 53% of this balance over the next 12 months and 47% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services. Product revenues from the sale of pre-configured phones were $11.5 million and $11.2 million for the three months ended June 30, 2023 and 2022, respectively, and $21.8 million and $22.6 million for the six months ended June 30, 2023 and 2022, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash	$81,690	$88,153
Money market funds	143,661	181,831
Total cash and cash equivalents	$225,351	$269,984
As of June 30, 2023 and December 31, 2022, $1.1 million and $5.5 million in the cash balance above, respectively, represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable	$242,947	$242,650
Unbilled accounts receivable	90,761	78,249
Allowance for doubtful accounts	(11,517)	(9,581)
Accounts receivable, net	$322,191	$311,318
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$34,914	$23,306
Inventory	1,126	1,209
Other current assets	49,425	31,334
Total prepaid expenses and other current assets	$85,465	$55,849
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer hardware and software	$232,193	$221,727
Internal-use software development costs	228,711	199,642
Furniture and fixtures	8,836	8,937
Leasehold improvements	13,955	13,889
Total property and equipment, gross	483,695	444,195
Less: accumulated depreciation and amortization	(297,889)	(258,795)
Property and equipment, net	$185,806	$185,400
Total depreciation and amortization expense related to property and equipment was $20.5 million and $17.6 million for the three months ended June 30, 2023 and 2022, respectively, and $40.8 million and $34.5 million for the six months ended June 30, 2023 and 2022, respectively.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2022	$54,335
Foreign currency translation adjustments	240
Balance at June 30, 2023	$54,575

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The carrying values of intangible assets are as follows (in thousands):

		June 30, 2023			December 31, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Acquired Intangibles, Net	Cost	Accumulated Amortization and Impairment	Acquired Intangibles, Net
Customer relationships	0.3 years	$20,954	$20,230	$724	$20,855	$19,090	$1,765
Developed technology	3.3 years	818,737	362,027	456,710	814,614	288,328	526,286
Total acquired intangible assets		$839,691	$382,257	$457,434	$835,469	$307,418	$528,051
Amortization expense from acquired intangible assets for the three months ended June 30, 2023 and 2022 was $37.5 million and $43.7 million, respectively, and $74.7 million and $87.7 million for the six months ended June 30, 2023 and 2022, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2023 (remaining)	$74,594
2024	135,159
2025	134,289
2026	112,980
2027 onwards	412
Total estimated amortization expense	$457,434
Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$42,175	$53,419
Accrued sales, use, and telecom related taxes	39,181	37,836
Accrued marketing and sales commissions	58,667	127,940
Operating lease liabilities, short-term	16,992	17,513
Other accrued expenses	151,387	143,405
Total accrued liabilities	$308,402	$380,113
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $32.9 million and $26.9 million for the three months ended June 30, 2023 and 2022, respectively, and $65.2 million and $50.1 million for the six months ended June 30, 2023 and 2022, respectively. There was no impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
During the six months ended June 30, 2023, the Company recorded a gain of $4.5 million in other income (expense), pursuant to an amended agreement with a strategic partner.
Supplier Financing Obligations
The Company has established financing arrangements with certain third-party financial institutions and participating suppliers to be repaid over different terms ranging up to five years. As of June 30, 2023, the Company’s outstanding financing obligations related to such arrangements were $5.8 million, of which $3.5 million and $2.3 million were included in accrued liabilities and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets. Some of these financing arrangements are collateralized against property and equipment.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Fair Value of Financial Instruments
The Company measures and reports certain cash equivalents, including money market funds and certificates of deposit, derivative interest rate swap agreements, and long-term investments at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
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
The financial instruments carried at fair value were determined using the following inputs (in thousands):

	Fair Value at June 30, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$143,661	$143,661	$—	$—
Other assets:
Interest rate swap derivatives	$5,728	$—	$5,728	$—
Other long-term liabilities:
Interest rate swap derivatives	$2,334	$—	$2,334	$—

	Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$181,831	$181,831	$—	$—
Other assets:
Long-term investments	$1,646	$—	$—	$1,646
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of June 30, 2023, the fair value of the 0% convertible senior notes due 2026 (the “2026 Notes”) was approximately $540.0 million, and the fair value of the 0% convertible senior notes due 2025 (the “2025 Notes”) was approximately $485.3 million. The fair value for the convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of June 30, 2023, the carrying amount of the Term Loan was $400.0 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
Fair Value of Derivative Instruments
The Company’s interest rate swap derivative, which is considered as Level 2 in the fair value hierarchy, is valued using a discounted cash flow model that utilizes observable inputs including forward interest rate data at the measurement date.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Long-Term Debt
The following table sets forth the net carrying amount of the outstanding long-term debt (in thousands):

	Maturity Date	June 30, 2023	December 31, 2022
2025 Notes (1)	March 1, 2025	$539,296	$1,000,000
2026 Notes	March 15, 2026	650,000	650,000
Term Loan under Credit Agreement	February 14, 2028	400,000	—
Revolving Credit Facility under Credit Agreement (2)	February 14, 2028	—	—
Total principal amount		1,589,296	1,650,000
Less: unamortized debt discount and issuance costs		(10,502)	(11,589)
Less: current portion of Term Loan (3)		(20,000)	—
Net carrying amount of long-term debt		$1,558,794	$1,638,411

(1)The Company repurchased $460.7 million principal amount of the 2025 Notes in the second quarter of 2023 using $400.0 million of proceeds drawn in May 2023 from the Term Loan and $27.3 million of other available cash resulting in a $31.1 million gain on early debt extinguishment, net of debt issuance costs.
(2)Of the $200.0 million available for borrowing, the Company has not drawn down any amount under the Revolving Credit Facility as of June 30, 2023.
(3)The Term Loan requires quarterly principal payments equal to 1.25% of the original aggregate principal amount with balance due at maturity.
As of June 30, 2023, the Company was in compliance with all covenants under the Credit Agreement and the indentures governing the 2025 Notes and 2026 Notes.
Credit Agreement
On February 14, 2023, the Company entered into a Credit Agreement with certain lenders. The Credit Agreement provides for a $200.0 million revolving loan facility (the “Revolving Credit Facility”), with a $25.0 million sub-limit for the issuance of letters of credit, and a $400.0 million delayed draw term loan facility (the “Term Loan”). The obligations under the Credit Agreement and the other loan documents are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors.
The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. The Revolving Credit Facility commitments terminate, and all outstanding revolving loans thereunder are due and payable, on February 14, 2028.
The outstanding Term Loan of $400.0 million is due and payable through February 14, 2028. If on any date that is within 91 days prior to the final scheduled maturity date of any series of the Notes, such series of Notes is in an aggregate principal amount outstanding that exceeds an amount equal to 50% of last twelve months EBITDA, calculated as set forth in the Credit Agreement, the maturity date of both the Revolving Credit Facility and Term Loan shall automatically be modified to be such date.
Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either: (a) the fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 1.00% and 2.00%; and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 2.00% and 3.00%. The applicable margin in each case is determined based on the Company’s total net leverage ratio. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.
As of June 30, 2023, the Company incurred $5.6 million of debt issuance costs in connection with the Credit Agreement, of which $4.9 million was capitalized in the Condensed Consolidated Balance Sheets and will be amortized on straight-line basis over the term of the Credit Agreement, while the remaining amount was expensed in the period incurred.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future minimum principal payments of the Term Loan as of June 30, 2023 are presented in the table below (in thousands):

2023 (remaining)	$10,000
2024	20,000
2025	20,000
2026	20,000
2027 onwards	330,000
Total	$400,000
Partial Repurchase of 2025 Notes
In May 2023, the Company used the entire proceeds from the drawdown of the $400.0 million Term Loan to repurchase $460.7 million principal amount of the 2025 Notes for $427.3 million in cash (the “Partial Repurchase of 2025 Notes”), including third-party costs. Immediately after the partial repurchase, the carrying value of the 2025 Notes, net of unamortized debt issuance costs, was $536.6 million. As of June 30, 2023, $539.3 million of principal remained outstanding on the 2025 Notes.
Convertible Senior Notes
In March 2020, the Company issued $1.0 billion aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers. The 2025 Notes will mature on March 1, 2025, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $986.5 million.
In September 2020, the Company issued $650.0 million aggregate principal amount of 2026 Notes in a private placement to qualified institutional buyers. The 2026 Notes will mature on March 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $640.2 million.
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
The Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after December 1, 2024 for the 2025 Notes, and December 15, 2025 for the 2026 Notes, until the close of business on the scheduled trading day immediately preceding the relevant maturity date, holders of the Notes may convert all or a portion of their notes regardless of these conditions. Pursuant to the terms of the respective Notes Indentures, effective January 1, 2022, the Company made an irrevocable election to settle the principal portion of the Notes only in cash, with the conversion premium to be settled in cash or shares.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three and six months ended June 30, 2023, the conditions allowing holders of the 2025 Notes and 2026 Notes to convert were not met. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the indentures are satisfied during future measurement periods.
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
Capped Calls
In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions relating to each series of notes with certain counterparties (collectively the “Capped Calls”). The initial strike price of the Notes corresponds to the initial conversion price of each of the Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings; and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives.
The following table below sets forth key terms and costs incurred for the Capped Calls related to each of the Notes:

	2025 Notes	2026 Notes
Initial approximate strike price per share, subject to certain adjustments	$360.43	$424.03
Initial cap price per share, subject to certain adjustments	$480.56	$556.10
Net cost incurred (in millions)	$60.9	$41.8
Class A Common Stock covered, subject to anti-dilution adjustments (in millions)	2.8	1.5
Settlement commencement date	1/31/2024	2/13/2025
Settlement expiration date	2/28/2024	3/13/2025
All of the capped call transactions were outstanding as of June 30, 2023.
Interest Expense on Long-Term Debt
The following table sets forth the total interest expense recognized related to long-term debt (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$3,286	$—	$3,286	$—
Amortization of debt discount and issuance costs	1,279	1,116	2,398	2,232
Total interest expense related to long-term debt	$4,565	$1,116	$5,684	$2,232
The Term Loan effective interest rate was 8.2% for the three months ended June 30, 2023.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Derivative Instruments
In May 2023, the Company entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with the Company’s variable rate borrowing program by paying quarterly a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement was effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. As of June 30, 2023, the interest rate swap agreement had a notional amount of $400.0 million. As of June 30, 2023, the Company estimates the net amount related to the interest rate swaps expected to be reclassified into earnings over the next 12 months is approximately $5.7 million. The Company does not hold its interest rate swap agreement for trading or speculative purposes.
The Company’s interest rate swap agreement is designated as a cash flow hedge under ASC 815, Derivatives and Hedging (“ASC 815”), involving the assumption of variable amounts by a swap counterparty in exchange for the Company making fixed-rate payments to the counterparty over the life of the agreement, without the exchange of the underlying notional amount. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the Company’s variable rate debt. The Company monitors the effectiveness of its hedges on a quarterly basis.
The Company will recognize its interest rate derivative designed as a cash flow hedge on a gross basis as an asset and a liability at fair value in the Condensed Consolidated Balance Sheets. The unrealized gains and losses on the interest rate swap agreement are included in other comprehensive income (loss) and will be subsequently recognized in earnings within or against interest expense when the hedged interest payments are accrued.
Note 7. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2023, non-cancellable leases expire on various dates between 2023 and 2029.
The components of leases are as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$31,339	$35,433

Accrued liabilities	$16,992	$17,513
Operating lease liabilities	16,596	20,182
Total operating lease liabilities	$33,588	$37,695

	Six Months Ended June 30,
	2023	2022
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$11,197	$11,348

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$6,089	$3,804
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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed a demurrer to the amended complaint on October 18, 2021, and a motion for judgment on the pleadings on January 23, 2023. The Court overruled the Company’s demurrer and motion for judgment on the pleadings, and the parties are now engaged in discovery. This litigation is still in its early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Matter
On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda, against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral fraudulently and in bad faith. The Company seeks its costs incurred in negotiating under the Letter of Intent (“LOI”) that the parties entered into and damages for lost opportunity as a result of forgoing another acquisition opportunity, and attorneys’ fees and costs. On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of its executive officers alleging breach of the LOI as well as tort claims arising from the Company’s allegedly inducing Bright Pattern to enter into the LOI and subsequent extensions while allegedly misstating the timeframe for the proposed transaction. As damages, Bright Pattern seeks audit fees it allegedly incurred, a $5 million break-up fee, its alleged “cash burn” during the negotiations, and unspecified lost opportunity damages. The Company filed a demurrer to Bright Pattern’s amended cross-complaint, as well as a related motion to strike. On May 7, 2020, the court denied both the motion to strike and demurrer. On July 19, 2022, the parties filed a joint motion to stay the proceedings, which the court granted on July 20, 2022. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any loss or range of loss that may occur. The Company intends to vigorously prosecute and defend this lawsuit.
Purchase Obligations
During the second quarter of 2023, the Company entered into a commercial arrangement with a total incremental commitment of $19.8 million through January 2025. The entire incremental commitment balance was outstanding as of June 30, 2023.
During the first quarter of 2023, the Company entered into a commercial arrangement with a total commitment of $124.0 million through January 2029, out of which $117.8 million remained outstanding as of June 30, 2023.
Note 9. Stockholders’ Deficit and Convertible Preferred Stock
Share Repurchase Programs
On February 13, 2023, the Company’s board of directors authorized a share repurchase program under which it may repurchase up to $175 million of the Company’s outstanding shares of Class A Common Stock, subject to certain limitations. Subsequently, on May 16, 2023, the board of directors authorized an additional share repurchase program under which the Company may repurchase up to an additional $125 million of our outstanding Class A Common Stock, also subject to certain limitations. Under these programs, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The programs do not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization under these programs is effective until December 31, 2023.
During the six months ended June 30, 2023, the Company repurchased and subsequently retired 5.5 million shares of its Class A Common Stock, for an aggregate amount of approximately $175 million. As of June 30, 2023, approximately $125 million remained authorized and available under the Company’s share repurchase programs for future share repurchases.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As the liquidation or specified change in control event is not solely within the Company’s control, the Series A Convertible Preferred Stock is therefore classified as temporary equity and recorded outside of stockholders’ equity in the Condensed Consolidated Balance Sheets. As of June 30, 2023, and December 31, 2022, there were 200,000 shares of the Company’s Series A Convertible Preferred Stock issued and outstanding, and the carrying value, net of issuance costs, was $199.4 million.
Note 10. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$8,870	$8,650	$17,604	$17,697
Research and development	22,888	23,282	46,093	46,480
Sales and marketing	40,026	38,964	76,761	78,841
General and administrative	32,876	29,615	62,393	55,101
Total share-based compensation expense	$104,660	$100,511	$202,851	$198,119
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee stock purchase plan rights	$2,430	$2,012	$4,681	$4,428
Performance stock units (“PSUs”)	3,767	345	4,336	512
Restricted stock units (“RSUs”)	98,463	98,154	193,834	193,179
Total share-based compensation expense	$104,660	$100,511	$202,851	$198,119
Equity Incentive Plans
As of June 30, 2023, a total of 14,280,478 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of option activity under all of the Company’s equity incentive plans as of June 30, 2023, and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	22	$12.53	0.5	$509
Exercised	(14)	10.75
Canceled/Forfeited	—	—
Outstanding as of June 30, 2023	8	$15.55	0.3	$142
Vested and expected to vest as of June 30, 2023	8	$15.55	0.3	$142
Exercisable as of June 30, 2023	8	$15.55	0.3	$142
There were no options granted during the three and six months ended June 30, 2023 and 2022. The total intrinsic value of options exercised during the three and six months ended June 30, 2023 was immaterial, and during the three and six months ended June 30, 2022 was $1.8 million and $13.3 million, respectively. There is no remaining unamortized share-based compensation expense.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of June 30, 2023, there was a total of $2.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years. As of June 30, 2023, a total of 6,547,384 shares were available for issuance under the ESPP.
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of June 30, 2023, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,100	$119.55	$180,577
Granted	10,878	32.73
Released	(2,729)	67.23
Canceled/Forfeited	(739)	91.10
Outstanding as of June 30, 2023	12,510	$57.15	$409,426
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years.
As of June 30, 2023, there was a total of $474.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3.0 years.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Performance Stock Units
The 2013 Plan provides for the issuance of PSUs. The PSUs granted under the 2013 Plan are contingent upon the achievement of predetermined market, performance, and service conditions. PSU expense is recognized using the accelerated attribution method over the requisite service period. For performance-based metrics, the compensation expense is based on a probability of achievement of the performance conditions. For market-based conditions, if the market conditions are not met but the service conditions are met, the PSUs will not vest; however, any stock-based compensation expense recognized will not be reversed.
As of June 30, 2023, there was a total of $30.1 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 2.6 years.
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus and executive equity compensation plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions and in lieu of a portion of base salary. During the three and six months ended June 30, 2023, the Company issued 638,732 and 1,153,999 RSUs, respectively, under these Plans. The shares under these Plans will be issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period of each quarterly equity bonus award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $4.7 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the bonus plan will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 11. Income Taxes
The provision for income taxes was $7.0 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $10.0 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. The provision for income taxes for the three and six months ended June 30, 2023 and 2022 consisted primarily of foreign income taxes and state income taxes. For the three and six months ended June 30, 2023 and 2022, the provision for income taxes differed from the U.S. federal statutory rate primarily due to foreign and state taxes currently payable.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures, the Company has recorded current income tax expense of $5.0 million for the quarter ended June 30, 2023. The current income tax provision is primarily for state taxes we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards in certain states.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that certain net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2023 and December 31, 2022. The Company intends to maintain the full valuation allowance on the U.S. and certain foreign net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and six months ended June 30, 2023, there were no material changes to the total amount of unrecognized tax benefits.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, convertible senior notes, and convertible preferred stock, to the extent dilutive. For the three and six months ended June 30, 2023 and 2022, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(21,482)	$(159,515)	$(75,881)	$(310,487)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	95,339	95,130	95,528	94,854
Basic and diluted net loss per share	$(0.23)	$(1.68)	$(0.79)	$(3.27)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares of common stock issuable under equity incentive plans outstanding	9,745	3,793	7,681	3,523
Shares of common stock related to convertible preferred stock	743	743	743	743
Potential common shares excluded from diluted net loss per share	10,488	4,536	8,424	4,266
Pursuant to the terms of the respective Notes Indentures, effective January 1, 2022, the Company made an irrevocable election to settle the principal portion of the Notes only in cash, with the conversion premium to be settled in cash or shares.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Restructuring Activities
In the fourth quarter of 2022, the Company’s board of directors approved a reduction in force plan (the “Q4’22 Plan”) as part of broader efforts to align the Company’s cost base with its strategic priorities in the current environment. The restructuring costs associated with the Q4’22 Plan primarily consisted of severance payments, employee benefits and related costs.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$271	$156	$689	$156
Research and development	1,053	89	2,487	339
Sales and marketing	1,370	737	3,969	937
General and administrative	912	594	1,336	1,083
Total restructuring costs	$3,606	$1,576	$8,481	$2,515
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2022	$5,485
Restructuring costs	8,481
Cash payments	(11,422)
Balance as of June 30, 2023	$2,544
Note 14. Subsequent Events
On July 31, 2023, the Company completed its purchase of certain technology assets and customer relationships from Hopin, Inc. (“Hopin”), a virtual events platform for an upfront purchase consideration of $15 million and an additional consideration of up to $35 million (contingent consideration) based on the achievement of specified performance targets. The acquired technology will be incorporated into RingCentral’s global communications platform, providing customers with enhanced virtual events and webinar experience. Management is currently in the process of evaluating the impact of this transaction on its condensed consolidated financial statements.

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
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and six months ended June 30, 2023 and 2022, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services; however, in some cases, we have built “interoperability” between MVP and third-party hardware devices. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to support our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Strategic partners who market and sell our MVP and solutions, including co-branded solutions. Such partnerships include ALE, Amazon Web Services, Atos/Unify, Avaya, and Mitel.
•Global Service Providers including AT&T, TELUS, BT, Vodafone, Verizon, DT, 1&1 Versatel in Germany, Ecotel in Germany, MCM in Mexico, Frontier, Charter Communications and others.

Our revenue growth has primarily been driven by our flagship RingCentral MVP, RingCentral customer engagement solutions product offering, and recurring license and other fees. Our revenue is derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. While average subscription revenue per user remains stable, given competitive pressures in the market and macroeconomic and other factors, we may see a reduction of average subscription revenue per user, and/or a decrease in acquisition and renewal rates, and/or an increase in down-sell and churn in the future. As of June 30, 2023, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and six months ended June 30, 2023 and 2022, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2023 was $184.9 million. As such, our ARR at June 30, 2023 was $2.22 billion compared to $1.98 billion at June 30, 2022.

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
Our key business metrics for the five quarterly periods ended June 30, 2023 were as follows (dollars in millions):

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2,218.7	$2,161.0	$2,099.7	$2,046.9	$1,980.7

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Subscriptions	$513,632	$462,984	$1,021,926	$902,911
Other	25,673	23,912	51,068	51,641
Total revenues	539,305	486,896	1,072,994	954,552
Cost of revenues
Subscriptions	136,067	131,022	272,492	260,711
Other	28,350	27,168	52,601	52,953
Total cost of revenues	164,417	158,190	325,093	313,664
Gross profit	374,888	328,706	747,901	640,888
Operating expenses
Research and development	80,280	96,518	165,521	186,792
Sales and marketing	264,443	265,398	524,655	519,853
General and administrative	75,227	74,554	157,318	145,549
Total operating expenses	419,950	436,470	847,494	852,194
Loss from operations	(45,062)	(107,764)	(99,593)	(211,306)
Other income (expense), net
Interest expense	(5,118)	(1,203)	(7,330)	(2,435)
Other income (expense)	35,651	(49,500)	41,080	(94,719)
Other income (expense), net	30,533	(50,703)	33,750	(97,154)
Loss before income taxes	(14,529)	(158,467)	(65,843)	(308,460)
Provision for income taxes	6,953	1,048	10,038	2,027
Net loss	$(21,482)	$(159,515)	$(75,881)	$(310,487)

Percentage of Total Revenues*

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Subscriptions	95%	95%	95%	95%
Other	5	5	5	5
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	25	27	25	27
Other	5	6	5	6
Total cost of revenues	30	32	30	33
Gross profit	70	68	70	67
Operating expenses
Research and development	15	20	15	20
Sales and marketing	49	55	49	54
General and administrative	14	15	15	15
Total operating expenses	78	90	79	89
Loss from operations	(8)	(22)	(9)	(22)
Other income (expense), net
Interest expense	(1)	—	(1)	—
Other income (expense)	7	(10)	4	(10)
Other income (expense), net	6	(10)	3	(10)
Loss before income taxes	(3)	(33)	(6)	(32)
Provision for income taxes	1	—	1	—
Net loss	(4)%	(33)%	(7)%	(33)%
* Percentages may not add up due to rounding.
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Subscriptions	$513,632	$462,984	$50,648	11%	$1,021,926	$902,911	$119,015	13%
Other	25,673	23,912	1,761	7	51,068	51,641	(573)	(1)
Total revenues	$539,305	$486,896	$52,409	11%	$1,072,994	$954,552	$118,442	12%
Percentage of revenues
Subscriptions	95%	95%			95%	95%
Other	5	5			5	5
Total	100%	100%			100%	100%

Subscriptions revenue. Subscriptions revenue increased by $50.6 million, or 11%, for the three months ended June 30, 2023, and $119.0 million, or 13%, for the six months ended June 30, 2023, as compared to the respective prior year period. The increase was primarily due to the acquisition of new customers, upsells of seats and additional offerings to our existing customer base, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. Although we expect to continue to add new customers and to increase the usage of our product for existing customers, we will monitor the impact of macroeconomic factors that could have an impact on customer buying behavior and demand, including contract duration, churn, upsell and down-sell, renewals, payment terms, and credit card declines, all of which could cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services.
Other revenues increased by $1.8 million or 7%, for the three months ended June 30, 2023, and decreased by $0.6 million, or (1)%, for the six months ended June 30, 2023, as compared to the respective prior year period, primarily due to the timing of revenue contracts for professional services compared to the respective prior year period. Due to evolving hybrid work environments, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the impact of the macroeconomic factors on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of revenues
Subscriptions	$136,067	$131,022	$5,045	4%	$272,492	$260,711	$11,781	5%
Other	28,350	27,168	1,182	4	52,601	52,953	(352)	(1)
Total cost of revenues	$164,417	$158,190	$6,227	4%	$325,093	$313,664	$11,429	4%
Gross margins
Subscriptions	74%	72%			73%	71%
Other	(10)%	(14)%			(3)%	(3)%
Total gross margin %	70%	68%			70%	67%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $5.0 million, or 4%, for the three months ended June 30, 2023, as compared to the respective prior year period. The higher cost of subscription revenues were primarily due to an increase in third-party costs of $7.2 million to support our solution offerings, and infrastructure support costs of $3.4 million, partially offset by a $6.1 million decrease in the amortization of our intangible assets.
Cost of subscriptions revenues increased by $11.8 million, or 5%, for the six months ended June 30, 2023, as compared to the respective prior year period. The higher cost of subscription revenues were primarily due to an increase in third-party costs of $14.0 million to support our solution offerings, infrastructure support costs of $7.7 million, personnel and contractor-related costs of $1.9 million, partially offset by a $12.6 million decrease in the amortization of our intangible assets.
For the three and six months ended June 30, 2023, as compared to the respective prior year period, our subscription gross margin improved due to lower amortization of acquired intangible assets and higher subscription revenue.
We expect to continue investing in our infrastructure and capacity to improve the availability of our subscription offerings, supporting the growth of both our new and existing customers.
Other cost of revenues and gross margin. Cost of other revenues increased by $1.2 million, or 4%, for the three months ended June 30, 2023, as compared to the respective prior year period, primarily due to an increase in third-party costs to deliver professional services.
Cost of other revenues and gross margin remained relatively consistent for the six months ended June 30, 2023, as compared to the respective prior year period.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$80,280	$96,518	$(16,238)	(17)%	$165,521	$186,792	$(21,271)	(11)%
Percentage of total revenues	15%	20%			15%	20%
Research and development expenses decreased by $16.2 million, or (17)%, for the three months ended June 30, 2023, as compared to the respective prior year period, primarily due to an $18.2 million reduction in personnel and contractor costs, partially offset by a $2.3 million increase in professional fees. Of the total decrease in personnel and contractor costs, $11.0 million was associated with the relocation of our third-party contractors resulting from the Russia-Ukraine conflict, and $6.9 million was attributed to reduction in headcount.
Research and development expenses decreased by $21.3 million, or (11)%, for the six months ended June 30, 2023, as compared to the respective prior year period, primarily due to a $23.7 million reduction in personnel and contractor costs, partially offset by a $2.9 million increase in professional fees. Of the total decrease in personnel and contractor costs, $14.5 million was associated with the relocation of our third-party contractors resulting from the Russia-Ukraine conflict, and $10.3 million was due to reduction in headcount, partially offset by $2.1 million in incremental expenses due to restructuring costs.
We will continue to innovate and invest in current and future software development projects while driving efficiencies.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales and marketing	$264,443	$265,398	$(955)	—%	$524,655	$519,853	$4,802	1%
Percentage of total revenues	49%	55%			49%	54%
Sales and marketing expenses decreased by $1.0 million for the three months ended June 30, 2023, as compared to the respective prior year period, primarily due to a decrease in advertising and marketing costs of $15.2 million, personnel and contractor costs of $7.8 million, partially offset by an increase in third-party commissions of $13.4 million, amortization of deferred sales commission costs of $6.1 million, and professional fees of $3.3 million. The decrease in personnel and contractor costs was attributable to reduction in headcount.
Sales and marketing expenses increased by $4.8 million, or 1%, for the six months ended June 30, 2023, as compared to the respective prior year period, primarily due to an increase in third-party commissions of $31.3 million, amortization of deferred sales commission costs of $15.6 million, and professional fees of $2.9 million, partially offset by a decrease in advertising and marketing costs of $28.3 million, personnel and contractor costs of $15.1 million, and overhead costs of $1.6 million. The decrease in personnel and contractor costs was primarily attributable to reduction in headcount, and $2.3 million was due to a reduction in contractor-related costs, partially offset by $2.9 million in incremental expenses due to restructuring costs.
We expect to incur incremental sales and marketing expenses to support our growth while driving cost efficiencies by further optimizing our go-to-market strategies.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
General and administrative	$75,227	$74,554	$673	1%	$157,318	$145,549	$11,769	8%
Percentage of total revenues	14%	15%			15%	15%

General and administrative expenses decreased as a percentage of revenue for the three months ended June 30, 2023, as compared to the respective prior year period primarily driven by operational efficiencies.
General and administrative expenses increased by $11.8 million, or 8%, for the six months ended June 30, 2023, as compared to the respective prior year period, primarily due to increase in professional fees of $9.1 million and personnel and contractor costs of $4.2 million, partially offset by a reduction in overhead costs of $1.4 million. Of the total increase in personnel and contractor costs, $7.3 million was mainly due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees, partially offset by a $2.9 million decrease in headcount and contractor costs.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we re-align our hiring strategies and rationalize our discretionary spending.
Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense	$(5,118)	$(1,203)	$(3,915)	nm	$(7,330)	$(2,435)	$(4,895)	nm
Other income (expense)	35,651	(49,500)	85,151	nm	41,080	(94,719)	135,799	nm
Other income (expense), net	$30,533	$(50,703)	$81,236	nm	$33,750	$(97,154)	$130,904	nm
nm - not meaningful
Other expense, net, decreased by $81.2 million for the three months ended June 30, 2023, as compared to the respective prior year period. The change was attributed to a decrease in unrealized losses of $51.9 million recognized from our long-term investments, a gain of $31.1 million recognized from the partial repurchase of our 2025 Notes, partially offset by an increase in net interest expense of $1.8 million primarily due to the drawdown of our Term Loan in the second quarter of 2023.
Other expense, net, decreased by $130.9 million for the six months ended June 30, 2023, as compared to the respective prior year period, primarily attributed to a decrease in unrealized losses of $98.6 million recognized from our long-term investments, a gain of $31.1 million recognized from the partial repurchase of our 2025 Notes, a $4.5 million gain recognized in connection with our amended agreement with a strategic partner, partially offset by an increase in interest expense of $3.9 million.
We expect other income and expense, net, to further fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, and fluctuations in currency exchange rates in the current macroeconomic environment.
Net Loss
Net loss decreased by $138.0 million for the three months ended June 30, 2023, as compared to the respective prior year period, mainly due to a decrease in loss from operations of $62.7 million, a non-cash decrease in unrealized losses of $51.9 million recognized from our long-term investments, and gain of $31.1 million recognized in the second quarter of 2023 from the partial repurchase of our 2025 Notes.
Net loss decreased by $234.6 million for the six months ended June 30, 2023, as compared to the respective prior year period, mainly due to a decrease in loss from operations of $111.7 million, non-cash decrease in unrealized losses of $98.6 million recognized from our long-term investments, and gain of $31.1 million recognized in the second quarter of 2023 from the partial repurchase of our 2025 Notes.

Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also have access to additional liquidity from proceeds from issuance of convertible senior notes, proceeds from issuance of convertible preferred stock, proceeds from issuance of stock under our stock plans, and proceeds from revolving credit facility. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $225.4 million and $270.0 million, respectively.
In February 2023, we entered into a Credit Agreement that provided for a $200.0 million Revolving Credit Facility, with a $25.0 million sub-limit for the issuance of letters of credit, and a $400.0 million Term Loan. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. As of June 30, 2023, we had no amounts outstanding under our Revolving Credit Facility. In the second quarter of 2023, we fully drew down our Term loan of $400 million and the proceeds were used to repurchase a portion of our 2025 Notes, in accordance with the terms of the Credit Agreement. The outstanding amounts under the Credit Agreement are due and payable on February 14, 2028. Refer to Note 5, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. We were in compliance with all debt covenants as of June 30, 2023.
As of June 30, 2023, we had outstanding debt of our 2025 and 2026 Notes of $536.9 million and $645.2 million, with corresponding maturity dates of March 1, 2025 and March 15, 2026, respectively. In connection with the issuance of the Notes, we entered into capped call transactions that may provide additional funding to retire these Notes.
In February 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $175 million of our outstanding shares of Class A Common Stock, subject to certain limitations. Subsequently, on May 16, 2023, our board of directors authorized an additional share repurchase program under which we may repurchase up to an additional $125 million of our outstanding Class A Common Stock, also subject to certain limitations. During the six months ended June 30, 2023, we repurchased and subsequently retired 5.5 million shares of our Class A Common Stock for an aggregate amount of approximately $175 million of our Class A Common Stock under these programs. As of June 30, 2023, approximately $125 million remained available under our share repurchase authorization for future share repurchases. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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

    The table below provides selected cash flow information (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$199,224	$109,673
Net cash used in investing activities	(39,124)	(45,711)
Net cash used in financing activities	(204,843)	(21,927)
Effect of exchange rate changes	110	(2,700)
Net increase (decrease) in cash and cash equivalents	$(44,633)	$39,335
Net Cash Provided By Operating Activities
Cash used in or provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $199.2 million for the six months ended June 30, 2023. The cash flow from operating activities was driven by timing of cash receipts from customers and global service providers, primarily offset by cash payments for personnel-related costs and to vendors.
Net cash provided by operating activities for the six months ended June 30, 2023, increased by $89.6 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections as well as higher operating margin.
Net Cash Used In Investing Activities
Our primary investing activities have consisted of our capital expenditures and expenditures for internal-use software, and intellectual property assets. As our business grows, we expect our capital expenditures to continue to increase.
Net cash used in investing activities was $39.1 million for the six months ended June 30, 2023, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software.
Net cash used in investing activities for the six months ended June 30, 2023 decreased by $6.6 million as compared to the respective prior year period. The decrease was primarily due to lower investments in intellectual property assets of $4.0 million, and $2.6 million from lower capital expenditures and internal-use software development.
Net Cash Used In Financing Activities
Our primary financing activities have consisted of raising capital through the issuance of stock under our stock plans and drawdown under our Term Loan in connection with our Credit Agreement, offset by repurchases of our Class A Common Stock and the partial repurchase of our 2025 Notes.
Net cash used in financing activities was $204.8 million for the six months ended June 30, 2023, primarily due to payments of approximately $175 million to repurchase and retire 5.5 million shares of our Class A Common Stock pursuant to our Share Repurchase Program, and $427.3 million paid toward the partial repurchase of our 2025 Notes, partially offset by $394.4 million of proceeds, net of debt issuance costs, from the issuance of our Term Loan.
Net cash used in financing activities for the six months ended June 30, 2023 increased by $182.9 million as compared to the respective prior year period, primarily due to higher payments of $149.6 million to repurchase and retire shares of our Class A Common Stock, and $427.3 million paid, including third-party costs, for partial repurchase of our 2025 Notes pursuant to our Credit Agreement, partially offset by $394.4 million of proceeds, net of debt issuance costs, from the drawdown under our Term Loan.

Non-GAAP Adjusted, Unlevered Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define adjusted, unlevered free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities adjusted for capital expenditures including purchases of property and equipment and capitalized internal-use software, strategic partnerships, restructuring and other payments, and cash paid for interest. We believe information regarding adjusted, unlevered free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of adjusted, unlevered free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Adjusted, unlevered free cash flow should not be considered in isolation or as an alternative to cash flows from operations and should be considered alongside our other GAAP-based financial liquidity performance measures, such as net cash provided by operating activities and our other GAAP financial results.
The improvements in our adjusted, unlevered free cash flow is driven by operating leverage, efficiencies throughout the business, and expanding our adjusted free cash flow conversion. Our adjusted, unlevered free cash flow generation allows us to employ our capital allocation strategy that includes evaluating organic and inorganic investments, repurchasing shares, and addressing our convertible debt maturities.
The following table presents a reconciliation of adjusted, unlevered free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$199,224	$109,673
Less:
Capitalized expenditures	(39,124)	(41,721)
Strategic partnerships	(33,250)	—
Add:
Restructuring and other payments	11,422	1,394
Cash paid for interest	3,429	220
Non-GAAP adjusted, unlevered free cash flow	$141,701	$69,566
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
Contractual Obligations and Commitments
Except as set forth below, and in Notes 3, 5, 7 and 8 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

During the second quarter of 2023, we entered into a commercial arrangement with a total incremental commitment of $19.8 million through January 2025. The entire incremental commitment balance was outstanding as of June 30, 2023.
During the first quarter of 2023, we entered into certain commercial arrangements that included $124.0 million purchase commitments through January 2029, of which $20.8 million is due within the next 12 months. As of June 30, 2023, we have $117.8 million remaining from these commitments.
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
Off-Balance Sheet Arrangements
During the six months ended June 30, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, derivative instruments, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results could differ from these estimates.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and six months ended June 30, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of June 30, 2023, we had cash and cash equivalents of $225.4 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three and six months ended June 30, 2023, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of June 30, 2023, we had a gross carrying amount of $539.3 million and $650.0 million outstanding from our 2025 Notes and 2026 Notes (collectively the “Notes”), respectively. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decrease in value.
As of June 30, 2023, we had no amounts outstanding under our Revolving Credit Facility and $400.0 million outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement will bear interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement was effective beginning June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. Our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in the our future expected cash flows due to the fluctuation of our variable rate debt.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•Our future operating results will rely in part upon the successful execution of our relationships with our strategic partners and global service providers, including Avaya, Amazon, Atos/Unify, ALE, Mitel, Charter Communications, Vodafone, DT, and other partners and resellers, some or all of which may not be successful.
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
We expect to continue to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth has slowed and in the future, revenues may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in customer demand or the growth of the markets in which we compete, in particular the UCaaS and SaaS markets, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods, such as our previous write-down charges relating to our strategic partnership with Avaya. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
•our ability to upsell our customers to our existing and new products and services;
•our ability to limit and manage downsell and churn;
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
•the ability of our senior management and other key employees to execute on our business plan;
•the loss of services of senior management or other key employees, whether in the past or in the future;
•the timing and cost of developing or acquiring technologies, services or businesses, and our ability to successfully manage any such acquisitions;
•our ability to execute our operating plans successfully while reducing costs and optimizing operating margin;
•our ability to generate and grow our free cash flow;
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including the effects of the ongoing Russian invasion of Ukraine, including international sanctions against Russia and U.S.-China relations.
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
On February 14, 2023, we entered into a Credit Agreement (the “Credit Agreement”), among the Company, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent. The obligations under the Credit Agreement and the other loan documents are guaranteed by certain of our material domestic subsidiaries, and secured by substantially all of our personal property and that of such subsidiary guarantors. The Credit Agreement provides for a $200.0 million revolving loan facility (the “Revolving Credit Facility”) and a $400.0 million delayed draw term loan facility (the “Term Loan”). As of June 30, 2023, we had no amounts outstanding under our Revolving Credit Facility and $400.0 million outstanding under our Term Loan.

Our Credit Agreement contains covenants that limit our ability and the ability of certain of our subsidiaries to:
•incur and guarantee additional debt;
•incur liens;
•make acquisitions and other investments;
•dispose of assets;
•pay dividends and make other distributions in respect of, or redeem or repurchase, capital stock;
•prepay, redeem or repurchase certain subordinated debt;
•enter into transactions with affiliates;
•with respect to such subsidiaries, enter into agreements restricting their ability to pay dividends or make other distributions; and
•consolidate, merge or sell all or substantially all of our or such subsidiary’s assets.
Further, the Credit Agreement contains financial covenants that require compliance with a maximum total net leverage ratio and minimum interest coverage ratio, in each case tested at the end of each fiscal quarter. These covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities or react to market conditions, or otherwise restrict our activities or business plans. In addition, our obligations to repay principal and interest on our indebtedness could make us vulnerable to economic or market downturns.
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of June 30, 2023, we were in compliance with all covenants under the Credit Agreement, however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under our convertible notes. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us. Refer to Note 5 – Long-Term Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Servicing the Company’s debt, including the Notes, may require a significant amount of cash, and the Company may not have sufficient cash flow from its business to pay all of its indebtedness.
As of June 30, 2023, we had $539.3 million aggregate principal amount of our 0% convertible senior notes due 2025 (the “2025 Notes”) outstanding and $650.0 million aggregate principal amount of our 0% convertible senior notes due 2026 (the “2026 Notes” and, together with the 2025 Notes, the “Notes”) outstanding. The 2025 Notes will mature on March 1, 2025 and the 2026 Notes will mature on March 15, 2026. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, including up to $200.0 million under our existing Revolving Credit Facility. As of June 30, 2023, we had no amounts outstanding under our Revolving Credit Facility and $400.0 million outstanding under our Term Loan.
The Company’s ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness, including the Notes and any amounts borrowed under the Credit Agreement, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond the Company’s control. The Company’s business may not generate cash flow from operations in the future sufficient to service its debt and make necessary capital expenditures. If the Company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. The Company’s ability to refinance any future indebtedness will depend on the capital markets and its financial condition at such time. The Company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations. Additionally, the Credit Agreement does, and any of the Company’s future debt agreements may also, contain restrictive covenants that may prohibit the Company from adopting some or any of these alternatives. For example, the Credit Agreement contains negative covenants that restrict the Company’s and its subsidiaries’ ability to incur indebtedness, create liens, make investments, dispose of assets and make certain restricted payments. The Company’s failure to comply with these covenants could result in an event of default under its indebtedness which, if not cured or waived, could result in the acceleration of its debt and termination of the commitments under the Credit Agreement.
In addition, the Company’s indebtedness, combined with its other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•require a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available to fund acquisitions, for working capital and capital expenditures and for other general corporate purposes;
•make the Company more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulations;
•limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry;
•place the Company at a disadvantage compared to its competitors who have less debt;
•limit the Company’s ability to obtain additional financing to fund acquisitions, for working capital and capital expenditures, and for other general corporate purposes; and
•make an acquisition of the Company less attractive or more difficult.
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
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing activities to secure additional funds or restructure our existing debt. However, additional funds may not be available or we may not be able to restructure our existing debt when we need to on terms that are acceptable to us, or at all. Volatility in equity capital markets may materially and adversely affect our ability to fund our business through public or private sales of equity securities or debt restructuring. Rising interest rates and/or instability in the banking and finance industries may reduce our access to debt capital. Our current debt agreements and any future debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in the Credit Agreement and any additional credit facilities we may secure in the future may restrict us from being able to conduct our operations in a manner appropriate for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.
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
In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. The conversion of our outstanding Notes and any future issuances of other equity or any future issuances of equity or convertible debt securities could result in significant dilution to our existing stockholders, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.
We rely on third parties, including third-parties in countries outside the U.S. including Ukraine, Georgia, Philippines, Spain and Bulgaria, for a significant portion of our software development, quality assurance, operations, and customer support, and some of these activities may be further impacted by Russia’s ongoing invasion of Ukraine.
We currently depend on various third-parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we have outsourced some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants primarily located in

Tbilisi, Georgia; Alicante and Valencia, Spain; Sofia, Varna, and Burgas, Bulgaria; Odesa, Ukraine; and Manila, Philippines. In addition, we outsource a portion of our customer support, inside sales, and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain service quality, control, or effective management with respect to these business operations.
Our third-party partner in Ukraine has been impacted by Russia’s ongoing invasion of Ukraine. Our former third-party partner in Russia was also forced to cease its operations in St. Petersburg, and a substantial proportion of the affected personnel have relocated to other countries such as Georgia, Spain, and Bulgaria. Currently, our Ukrainian partner is continuing to provide services in Ukraine. However, Russia’s ongoing invasion of Ukraine has resulted in reducing and is likely to result in discontinuing, our partner operations in Ukraine, and may also delay our product development efforts and/or the release of new features and functionalities. In addition, we have incurred, and may in the future further incur, increased costs associated with managing or assisting in relocating our partners’ personnel or engaging with alternative third-party contractors or hiring employees outside of Russia and Ukraine, which could negatively impact our operating results and financial condition. We are working with our third-party contractor in Ukraine and in Georgia to relocate their personnel to Spain, Bulgaria, and other countries; however, we cannot assure you that we can permanently relocate them in a cost-effective manner, or at all. In addition, we anticipate that the geographies where we relocate such staff will not possess the same level of cost efficiencies as Russia and Ukraine. We do not store or process any customer data in Russia or Ukraine and currently are not dependent on our operations in these locations to continue to provide our core services. We may need to rely on the staff of our third-party partners to assist us with preventing and remedying any cyber-attacks and the ongoing invasion could impact our ability to respond in a timely manner or at all.
In addition, as a result of the ongoing invasion of Ukraine by Russia, the U.S., other North Atlantic Treaty Organization member states, as well as non-member states, have implemented sanctions against Russia and certain Russian banks, enterprises and individuals. These sanctions, as well as any future additional sanctions and any resulting conflict between Russia, the U.S. and other countries, could create global security concerns, increase the risk of cyber-attacks and have a lasting impact on regional and global economies, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
We operate globally and, as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, lower consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability, changes in laws, instability in the banking and financial system, and trade barriers and sanctions. Recently, increases in inflation and interest rates in the U.S. have risen to levels not seen in several years, which has increased and may continue to increase our operating costs. In addition, such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years such that we are unable to make corresponding increases in contract pricing, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers.
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling,

Bulgarian Lev, Chinese Yuan, Indian Rupee, and Canadian Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. While we have limited currency exchange exposure to the Georgian, Philippine and Ukrainian currencies, we expect exchange rates with respect to these and other currencies to continue to be more volatile than previously normal as a result of the ongoing Russian invasion of Ukraine and related events. Certain changes in exchange rates have and may continue to negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future.
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
We continue to experience growth in our business. This growth has placed and may continue to place significant demands on our management, organizational structure, and our operational and financial infrastructure, particularly as we try to become more financially and operationally efficient. As our operations grow in size, scope, and complexity, we may need to increase our sales and marketing efforts and may add additional sales and marketing personnel in various regions worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base.
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, partners, and global service providers, develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures, and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly as to expand internationally, would add complexity to our organization and require effective communication and coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.
Our future operating results will rely in part upon the successful execution of our relationships with our strategic partners and global service providers, including Avaya, Amazon, Atos/Unify, ALE, Mitel, Charter Communications, Vodafone, DT, and other partners and resellers, some or all of which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. Realizing the benefits of our partnerships, particularly our relationships with our strategic partners and global service providers, including Avaya, Atos and its subsidiaries including Unify, ALE, Mitel, Charter Communications, Vodafone, and DT , will depend on a variety of factors, including our ability to work with our strategic partners to develop, market and sell our MVP and co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), and our other offerings. Setting up and maintaining the operations and processes of these strategic relationships may cause us to incur significant costs and disrupt our business. The failure to successfully, effectively, and timely implement and operate our strategic relationships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our results of operations. In addition, the ability to successfully operate our strategic partnerships relies on partner performance, which can be affected by financial conditions, insolvency, corporate restructures, divestiture, changes in management, changes in control, and other changes affecting its business operations. For example, as previously disclosed, in light of the financial disclosures of Avaya and likelihood of a financial restructuring under Chapter 11, we recorded a non-cash asset write-down charge of $279.3 million for the year ended December 31, 2022, out of which $21.7 million of this balance was accrued interest and was recorded in other income (expense) in the Consolidated Statement of Operations. In connection with Avaya’s expedited, prepackaged financial restructuring via Chapter 11, we and Avaya entered into a new extended and expanded partnership arrangement on February 14, 2023 pursuant to which, among other things, ACO remains Avaya’s exclusive UCaaS offering and Avaya agreed to certain minimum volume commitments. As part of the new agreements, we and Avaya agreed to a revised go-to-market structure intended to drive migration of customers to ACO. As part of Avaya’s prepackaged financial restructuring plan, which was approved by the bankruptcy court on March 22, 2023 and became effective upon Avaya’s emergence on May 1, 2023, the new partnership agreements between us and Avaya were assumed and, as such, survived emergence.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premises, hardware business communications providers such as ALE, Avaya, Cisco Systems, Mitel, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, agents and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our global service providers and strategic partners, such as AT&T, BT, TELUS, Vodafone, DT, Amazon, Avaya, Atos/Unify, ALE, and Mitel market and sell our solutions, but they are also competitors for business communications, selling and marketing their own solutions as well as, in some cases, other third-party solutions. Some of these companies may have significantly greater resources than us and currently, or may in the future, develop and/or host their own or other solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and may ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other companies and established communications providers that resell on-premises hardware, software, cloud and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., T-Mobile, and Comcast Corporation in the U.S., TELUS and others in Canada, Telefonica Spain, DT, and BT, Vodafone Group plc, and others in the U.K., that resell on-premises hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Meta Platforms, Inc., Oracle Corporation, and Salesforce.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., and Slack Technologies, Inc. (acquired by Salesforce, Inc.), on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Avaya, Five9, Inc., NICE InContact, Genesys Telecommunications Laboratories, Inc., LiveVox Holdings, Inc., Talkdesk, Inc., Vonage Holdings Corp., Salesforce.com, Inc., and Twilio Inc. We also face competition from digital engagement vendors such as eGain Corporation, LivePerson, Inc., among others named above that may offer similar features.
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
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents, brokers, and resellers, which we refer to collectively as channel partners, many of which sell or may in the future decide to sell their own business communications services or business communications services from other providers. We generally do not have long-term contracts with these channel partners, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential channel partners to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while some of our strategic partners and global service providers, such as AT&T, BT, TELUS, Vodafone, DT, Avaya, Atos/Unify, ALE, and Mitel also sell and market our solutions on an exclusive or non-exclusive basis, they may also sell and market competing business communications. Some of these companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or third-party cloud solutions. Such competitors may cease marketing or selling our solutions to their customers and may ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.
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
Through our wholly-owned local exchange carrier subsidiary, RCLEC, Inc. (“RCLEC”), we also obtain certain connectivity and network services directly from incumbent local exchange carriers (“ILECS”) and from other competitive local exchange carriers (“CLECs”) in certain geographic markets at lower prices than we pay for such services through third-party network service providers. However, RCLEC also uses the infrastructure of third-party network service providers to deliver its services and the ILECs may favor themselves and their affiliates and may not provide network services to us at lower prices than we could obtain through third-party CLECs, or at all. If we are unable to continue to reduce our pricing as a result of obtaining network services through our subsidiary, we may be forced to rely on other third-party network service providers and be unable to effectively lower our cost of service. Historically, our reliance on third-party networks has reduced our operating flexibility and ability to make timely service changes and control quality of service, and we expect that this will continue for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.
In addition, we currently use and may in the future continue to use third-party service providers to deliver certain features of our subscriptions. For example, although we introduced our own video and web conferencing solution in April 2020 and have migrated many of our customers to RingCentral Video, there are still several existing customers who continue to use Zoom Video Communications, Inc. for HD video and web conferencing and screen sharing features, Bandwidth.com for texting capabilities, and NICE inContact, Inc. for contact center capabilities. In the future, we may not continue to have long-term contracts with any or all of these third-party providers. Any of these service providers could elect or attempt to stop providing us with access to their services or our contracts with these third-party providers may terminate, expire, or be breached. If any of these service providers ceases to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations. Furthermore, we are no longer offering or selling RingCentral Meetings to new customers and are instead offering our own RingCentral Video solution, and, in light of our settlement with Zoom, we believe that we will be able to migrate all or substantially all of our customers to RingCentral Video. Nevertheless, it is possible that not all existing customers will migrate to RingCentral Video. Therefore, our inability to offer and sell RingCentral Meetings, or to successfully transfer existing customers to our own solution, may cause some prospective customers not to purchase our services and/or existing customers not to renew their contracts for our services or to renew for a fewer number of seats.
Relatedly, U.S. mobile carriers are now requiring businesses using SMS on over-the-top providers, such as RingCentral, to register with The Campaign Registry (“TCR”), to ensure text messages are compliant with wireless carrier guidelines, as well as to reduce spam. These new rules affect our customers, and we are building integrations with TCR to complete those registrations on our customers' behalf. In the future, customers who are not registered with TCR may not be able to send or receive SMS using our service.
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
In addition, users who access our subscriptions and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi®, 4G, 5G, or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent phone companies, cable companies, and wireless companies. Some of these providers offer solutions and subscriptions that directly compete with our own offerings, which can potentially give them a competitive advantage. Also, these providers could take measures that degrade, disrupt or increase the cost of user access to third-party services, including our offerings, by restricting or prohibiting the use of their infrastructure to support or facilitate third-party services or by charging increased fees to third parties or the users of third-party services, any of which would make our subscriptions less attractive to users, and reduce our revenues.
Interruptions in our services caused by undetected errors, failures, or bugs in our offerings could harm our reputation, result in significant costs to us, and impair our ability to sell our subscriptions.
Our services may have errors or defects that customers identify after they begin using them that could result in unanticipated interruptions of service. Internet-based services frequently contain undetected errors and bugs when first introduced or when new versions or enhancements are released. While the substantial majority of our customers are small and medium-sized businesses, the use of our services in complicated, large-scale network environments may increase our exposure to undetected errors, failures, or bugs in our services. Although we test our services to detect and correct errors and defects before their general release, we have, from time to time, experienced significant interruptions in our services as a result of such errors or defects and may experience future interruptions of service if we fail to detect and correct these errors and defects. The costs incurred in correcting such defects or errors may be substantial and could harm our results of operations. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our services.
Any defects in, or unavailability of, our or third-party software or hardware that cause interruptions of our services could, among other things:
•cause a reduction in revenues or a delay in market acceptance of our services;
•require us to pay penalties or issue credits or refunds to our customers, channel partners, strategic partners, or global service providers, or expose us to claims for damages;
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from cyber-attacks, denial-of-service events, unauthorized entry, insider threats, rogue employees or contractors, computer malware or other security incidents, including events beyond our control. We have, from time to time, been subject to communications fraud and cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future, particularly as the frequency and sophistication of cyber-attacks increases. For example, an increase in cyber-attack activity, such as ransomware and phishing attacks, has been observed in connection with Russia’s invasion of Ukraine. We cannot assure you that our backup systems, regular data backups, security controls and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach, data loss, unauthorized access, loss of use, interruption, or increased charges from our technology vendors.

Also, our services are web-based. The amount of data we store for our customers and users increases as our business grows. We host services, which includes hosting customer data, both in co-located data centers and in multiple public cloud services. Our solutions allow users to store files, tasks, calendar events, messages and other data indefinitely on our services or as may be directed by our customers, although we have begun instituting in our customer agreements a provision that customer content and certain other customer data will be deleted upon termination of the agreements. We also maintain sensitive data related to our technology and business, and that of our employees, strategic partners, global service providers, channel partners, and customers, including intellectual property, proprietary business information and personally identifiable information (also called personal data) on our own systems and in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer segments and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states and other malicious actors.
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
We have implemented remote working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure, networks, and the information, including personally identifiable information, we process, including for example by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store company-controlled information outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home as a result of the COVID-19 pandemic. We also allow a substantial number of our employees that are designated “hybrid” to work from home about fifty-percent (50%) of the time. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware, other malware and phishing attacks, and we may remain responsible for unauthorized access to, loss, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain, even if the security measures used to protect such information comply with applicable laws, regulations and other actual or asserted obligations. Additionally, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our vendors, business partners, and consultants are vulnerable to heightened risks of cyber-attacks, from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain, (including our software supply chain), continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts, or those of our suppliers, will be successful.
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
We rely on our information systems and those of third parties for processing customer orders, distribution of our subscriptions, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation, and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches and incidents, energy blackouts, natural disasters, terrorism, war, telecommunication failures, employee or other theft, and third-party provider failures. In addition, since telecommunications billing is inherently complex and requires highly sophisticated information systems to administer, our internally developed billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers for our subscriptions or related taxes and administrative fees. Any such errors in our customer billing could harm our reputation and cause us to violate truth in billing laws and regulations. Our current internally developed billing system requires us to process an increasing number of invoices manually, which could result in billing errors. Any errors or disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business. In addition, we may implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities, and divert management attention.
We depend largely on the continued services of our senior management and other highly-skilled employees, and if we are unable to hire, retain, manage and motivate our employees, we may not be able to grow effectively and our business, results of operations and financial condition could be adversely affected.
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees, whether in the past or in the future, could significantly delay or prevent the achievement of our business, financial condition, development and strategic objectives. In particular, our co-founder, Chairman and Chief Executive Officer, Vladimir Shmunis, has provided our vision and strategic direction for over 20 years and has built and maintained what we believe is an attractive workplace culture. In August 2023, our board of directors appointed Tarek Robbiati, a current member of our board of directors, to succeed Vladimir Shmunis as our Chief Executive Officer, effective as of August 28, 2023. Vladimir Shmunis will continue to serve as an employee and on our board of directors as Executive Chairman. This change in our senior management team, and any future changes resulting from the hiring or departure of executives, could disrupt our business and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. If we are not successful in managing the transition of our new Chief Executive Officer, it could be viewed negatively by our customers, partners, employees or investors and could have an adverse impact on our business. Further, this change also increases our dependency on other members of our senior management team who remain with us. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may therefore terminate employment with us at any time with no advance notice. The replacement of any of these senior management personnel, whether past or future, could involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives.
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
Although we have entered into long-term subscription contracts with larger customers, those customers who do not have long-term contracts with us may terminate their subscriptions at any time without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly subscription cancellations or failures to renew, which we refer to as turnover. Our customers with subscription agreements have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically between one and three years. In the event that these customers do renew their subscriptions, they may choose to renew for fewer users, shorter contract lengths, or for a less expensive subscription plan or edition. We cannot predict the renewal rates or types for customers that have entered into subscription contracts with us.
Customer turnover, as well as reductions in the number of users or pricing tier(s) for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our services, the value proposition of our services, the customer support we provide, or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. In addition, the impact of the global economic conditions, including concerns about rising inflation and an associated economic downturn, and a potential crisis in the banking and financial system, could cause financial hardship for our customers, decrease technology spending, materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, cause our customers to seek a decrease in the number of users or solutions for which they subscribe, or impact our ability to collect in a timely manner from the customer. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, or do not pay their subscription fees, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
A significant portion of our revenues today come from small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. Any economic downturn could decrease technology spending and the number of employees of small and medium sized businesses in ways that adversely affect demand for our offerings, could increase churn or down-sell and harm our business and results of operations. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new small and medium-sized customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.
We face significant risks in our strategy to target medium-sized and larger businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.
Sales to medium-sized and larger businesses continue to grow in both absolute dollars and as a percentage of our total sales. As we continue to target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions generally requires the approval of more technical personnel and management levels within a potential customer’s organization, and therefore, these types of sales require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services, and customization, and may require highly skilled sales and support personnel. Our investment in marketing our subscriptions to these potential customers may not be successful, which could significantly and adversely affect our results of operations and our overall ability to grow our customer base. Furthermore, many medium-sized and larger businesses that we target for sales may already purchase business communications solutions from our larger competitors or, due to economic conditions or otherwise, reduce their technology spending or reduce the number of new employees for whom they purchase our solutions or reduce the number of existing employees using our solution (i.e., down-sell). As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales support to individual customers, and invest in hiring and retaining highly skilled personnel, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met.
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop more slowly than we anticipate, or develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice and video communications by businesses, as compared to email and other data-based methods, and future demand for and adoption of Internet voice and video communications systems and services. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. As we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence (AI) and machine learning, such as RingSense, we may be subject to new or heightened legal, ethical, and other challenges. Currently, we derive a majority of our revenues from subscriptions to RingCentral MVP, and we expect this will continue for the foreseeable future. However, our future success likely will also depend on our ability to introduce and sell new services, features, and functionality that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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
We provide and plan to continue to provide our customers with, AI-powered solutions, including RingSense, across our portfolio of offerings, which we expect will allow our customers to gain insights into voice conversations between their sales forces and their customers. However, we cannot assure you that our AI models will achieve sufficient levels of accuracy. In addition, we may not be able to acquire sufficient training data or our training data may contain biased or otherwise inaccurate information. Our competitors or other organizations may incorporate AI features into their products more quickly or more successfully and their AI features may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications and result in lost business. Should any of these or other risks materialize, our ability to compete, our reputation and operating results may be materially and adversely affected.
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
We have significant operations directly or through third-parties in the U.S., Canada, the U.K., China, Ukraine, the Philippines, Germany, Georgia, Bulgaria, Spain, and France. We also sell our solutions to customers in several countries in Europe, as well as in Australia and Singapore, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
•the need to contract and bill in various native languages, currencies, and under a variety of different legal systems;
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
•natural disasters or global health crises, such as the COVID-19 pandemic;
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
We may expand through acquisitions of, investments in, or strategic partnerships or other strategic transactions with, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our investment in and partnerships with our strategic partners and global service providers such as Avaya, Atos/Unify, Amazon, Mitel, Vodafone, DT, and Charter Communications. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
Any acquisition, investment, strategic partnership, or other strategic transaction could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition, investment, strategic partnership, or other strategic transaction. In addition, our inability to successfully operate and integrate newly acquired businesses or newly formed strategic partnerships appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as our revenues and gross margins.
There are significant investments on which we may not realize the anticipated benefits for various reasons. For example, in connection with our strategic partnership with Avaya, we made an advance of $375.0 million that was paid primarily in our Class A Common Stock, predominantly for future fees, as well as for certain licensing rights, and we purchased $125.0 million of Avaya Series A Preferred Stock. On December 13, 2022, Avaya filed a Form 8-K disclosing ongoing discussions regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings or investment transactions. In light of public disclosures about the likelihood of Avaya’s financial restructuring via Chapter 11, we recorded a non-cash asset write-down charge of $279.3 million for the year ended December 31, 2022, out of which $21.7 million of this balance was accrued interest and was recorded in other income (expense) in the Consolidated Statement of Operations. Further, in connection with Avaya’s expedited, prepackaged financial restructuring via Chapter 11, we and Avaya entered into a new extended and expanded partnership arrangement on February 14, 2023, pursuant to which, among other things, ACO remains Avaya’s exclusive UCaaS offering and Avaya agreed to certain minimum volume commitments. As part of the new agreements, we and Avaya agreed to a revised go-to-market structure intended to drive migration of customers to ACO. As part of Avaya’s prepackaged financial restructuring plan, which was approved by the bankruptcy court on March 22, 2023 and became effective upon emergence on May 1, 2023, the new partnership agreements between us and Avaya were assumed and survived Avaya’s emergence from Chapter 11 and the shares of Avaya Series A Preferred Stock held by us were cancelled without any consideration.
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
We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. Transferring numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our subscriptions must maintain both our subscription and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on third-party global service providers to transfer these numbers, a process that we do not control, and these third-party global service providers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the Federal Communications Commission (the “FCC”) requires Internet voice communications providers to comply with specified number porting timeframes when customers leave our subscription for the services of another provider. Several international jurisdictions have imposed similar number portability requirements on subscription providers like us. If we or our third-party global service providers are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the U.S., both customers and global service providers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

Our business could suffer if we cannot obtain or retain direct inward dialing numbers or are prohibited from obtaining local or toll-free numbers or if we are limited to distributing local or toll-free numbers to only certain customers.
Our future success depends on our ability to procure large quantities of local and toll-free direct inward dialing numbers (“DIDs”) in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications global service providers that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. For instance, in France, new rules requiring service providers to obtain DIDs directly from regulatory authorities have been implemented and the regulating authority has not yet addressed the rules’ impact on existing DIDs that were assigned and sub-allocated before such new rules went into effect. Further, due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire DIDs for our operations would make our subscriptions less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud-based business communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs.
We may not be able to manage our inventory levels effectively, which may lead to inventory obsolescence that would force us to incur inventory write-downs.
Our vendor-supplied phones have lead times of up to several months for delivery to our fulfillment agents and are built to forecasts that are imprecise. It is likely that, from time to time, we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Any reduction or interruption in the ability of our vendors to supply our customers with vendor-supplied phones could cause us to lose revenue, damage our customer relationships and harm our reputation in the marketplace. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.
We currently depend on a limited number of phone device suppliers and fulfillment agents to configure and deliver the phones that we sell and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.
We rely on a limited number of suppliers to provide phones that we offer for sale to our customers that use our services, and we rely on a limited number of fulfillment agents to configure and deliver the phones that we sell to our customers. Accordingly, we could be adversely affected if such third parties fail to maintain competitive phones or configuration services or fail to continue to make them available on attractive terms, or at all.
If our fulfillment agents are unable to deliver phones of acceptable quality, or if there is a reduction or interruption in their ability to deliver the phones in a timely manner including due to the end of life of any particular unit, our ability to bring services to market, the reliability of our services and our relationships with customers or our overall reputation in the marketplace could suffer, which could cause us to lose revenue. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents.
If our vendor-supplied phones are not able to interoperate effectively with our own back-end servers and systems, our customers may not be able to use our subscriptions, which could harm our business, financial condition and results of operations.
Hard phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones used by our customers are manufactured by a limited number of third-party providers. If any of these providers changes the operation of their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. In addition, we must be successful in integrating our solutions with strategic partners’ devices in order to market and sell these solutions. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be canceled, which would harm our business, financial condition, and results of operations.

The global COVID-19 pandemic or any future pandemics could harm our business, financial condition and results of operations.
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
Federal Regulation
Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers and enabling abbreviated dialing to designated numbers, maintaining records for disconnected numbers, cooperation with law enforcement, Federal Universal Service Fund (“USF”) contributions, Enhanced 911 (“E-911”), outage reporting, call authentication, call spoofing, call blocking and other requirements and regulations. The FCC is increasing enforcement of call authentication and related Know-Your-Customer obligations and continues to adopt and consider additional rules related to robocalling and robotexting. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses or authorizations, repayment of funds, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.
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
In addition, the federal Telephone Consumer Protection Act (“TCPA”) and FCC rules implementing the TCPA prohibit sending unsolicited facsimile advertisements or making illegal robocalls, subject to certain exceptions. The FCC may take enforcement action against persons or entities that send “junk faxes,” or make illegal robocalls and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements or making illegal robocalls apply to those who “send” the advertisements or make the calls, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes or making of illegal robocalls and have failed to take steps to prevent such transmissions may also face liability under the FCC’s rules, or in the case of illegal robocalls, Federal Trade Commission rules. We take significant steps designed to prevent our systems from being used to make illegal robocalls or send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes or make illegal robocalls. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC or FTC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. If any of these were to occur, we could be required to incur significant costs and management’s attention could be diverted. Further, if we were to be held liable for the use of our service to send unsolicited faxes or make illegal robocalls or to settle any action or proceeding, any judgment, settlement, or penalties could cause a material adverse effect on our operations.
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
International Regulation
As we expand internationally, we may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws, regulations, taxes, and fees in the foreign countries where we offer our subscriptions. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations and go to market practices. European Union member states are currently implementing the new European Electronic Communications Code, including major modifications to the German Telecommunications Act, United Kingdom, and French regulations. New regulations in Europe and in the United Kingdom require providers to perform assessments on the security and resilience of their systems. New guidelines in the United Kingdom require providers to implement Know-Your-Customer vetting. The new rules in France impose additional obligations beyond our existing business model and will require domestic infrastructure buildout in France. Internationally, we currently sell our subscriptions in Canada, the U.K., Australia, Singapore, and several European countries. We also offer our Global MVP solution, enabling our multinational customers in locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, emergency call services, call authentication, and other laws and regulations in additional countries as we continue to expand our Global MVP solution internationally.
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
In the course of providing our services, we collect, store, and process many types of data, including personal data. Moreover, our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store personal information, which may include, among others, personally identifiable health information.
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
For example, the GDPR, which came into force in May 2018, strengthened the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. National data protection supervisory authorities have been actively monitoring and sanctioning noncompliance with applicable regulations with particular focus on use of cookies without consent, protection of children data and breach of security. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. Numerous other countries have adopted omnibus privacy laws that are based on or similar to the GDPR, including Australia, Brazil, Canada, Chile, Israel, Japan, New Zealand, and South Africa.
Among other requirements, the GDPR regulates data transferred from the European Economic Area (the “EEA”) to countries that have not been found to provide adequate protection to such personal data. On July 10, 2023, the EU Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework (DPF). We have self-certified compliance with the EU-U.S. DPF, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. DPF for non-HR data. Our certification is active on the Data Privacy Framework website managed by the International Trade Administration and the U.S. Department of Commerce.
We continue to rely on the EU Commission’s Standard Contractual Clauses adopted in 2021 for the transfer of personal data from the EU to countries not deemed by the EU Commission as providing adequate protection of personal data (e.g., the U.S.). We adopted the 2021 SCCs with our customers and our suppliers transferring data out of the EEA and Switzerland (with approved modifications by the Federal Data Protection and Information Commissioner). Despite this, it may be difficult to maintain appropriate safeguards for the transfer of such data from the EEA and Switzerland, in particular as a result of continued legal and legislative activity that has challenged or called into question existing means of data transfers to countries that have not been found to provide adequate protection for personal data. Following the U.K.’s exit from the EU, the U.K. largely adopted the EU rules on cross-border data flows, but allowed flexibility to diverge. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. On March 21, 2022, the U.K. Parliament approved new Standard Contractual Clauses (“UK SCCs”) to support personal data transfers out of the U.K., and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. We are now using the UK SCCs with our customers and suppliers transferring personal data out of the U.K.

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
The impact of the DPF on data transfers remains to be seen, and as such uncertainty regarding some details for cross-border data transfers remains.
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
The draft EU AI Act (the “AI Act”) that is in its final negotiation stage, will impose obligations on providers and users of artificial intelligence. Under the proposed AI Act, fines can reach up to €30 million or 6% of global income. The AI Act, when adopted, may impact the development and adoption of our AI solutions in Europe.
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
Additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Moreover, the California Privacy Rights Act (the “CPRA”), which amends the CCPA, was approved by California voters in November 2020 and is now in effect. California residents’ rights under the CPRA to opt-out from the sale or sharing of their data may impact our marketing activities, particularly those that involve the use of third-party cookies on our websites. This may require that we implement specific contractual terms when we engage marketing entities to market our product and services and may limit our efforts to reach our target audience, as well as require us to implement opt-out icons on our websites. Further, the Virginia Consumer Data Protection Act, a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states, came into effect on January 1, 2023. Colorado enacted a similar law, the Colorado Privacy Act, on June 8, 2021, which is effective as of July 1, 2023. Utah enacted a similar law, the Utah Consumer Privacy Act, on March 24, 2022, which is effective as of December 31, 2023, and Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, on May 10, 2022, which is effective as of July 1, 2023. Iowa’s Consumer Data Protection Act will become effective on January 1, 2025. In the last quarter alone, Indiana, Montana, Tennessee, and Texas enacted comprehensive privacy legislation, and a number of other states are considering similar laws. Further, Indiana has enacted the Indiana Consumer Data Protection Act, which will take effect January 1, 2026; Montana has adopted the Montana Consumer Data Protection Act, which will go into effect on October 1, 2024; Tennessee has adopted the Tennessee Information Protection Act, which will become effective July 1, 2025; Florida has enacted a new privacy law, SB 262, which will become effective July 1, 2024; and Texas has enacted the Texas Data and Privacy Security Act, which generally becomes effective July 1, 2024. A number of other states are considering similar laws. These other new and evolving state laws have created further uncertainty, and the CCPA, CPRA, and other new and evolving legislation may require us to modify our policies and practices, and otherwise incur additional costs and expenses, in our efforts to comply. The U.S. federal government also is contemplating federal privacy legislation, including the American Data Privacy and Protection Act (“ADPPA”). In addition to enforcement by the FTC and state Attorneys ADPPA also introduces a private right of action, allowing an individual (or class) to sue for violations of the statute or regulations issued by the FTC.
Legislators and regulators in the United States and elsewhere are increasingly focused on privacy protections for minors under 18 years of age. While RingCentral does not knowingly provide products or services directly to children under the age of 16, or knowingly collect or solicit personal information from or about children under the age of 16 outside of the school offering, recent state legislation will, when in effect, impose new obligations on online services where it is “reasonable to expect” that the service, product, or feature would be accessed by children. On September 15, 2022, California passed the California Age-Appropriate Design Code Act, which will become enforceable on July 1, 2024. Similar legislation has been introduced in numerous states. The FCC recently announced the creation of a new Privacy and Data Protection Task Force to coordinate rulemaking and enforcement across the agency. This suggests that the FCC is contemplating the creation of new rules regarding processing of personal information about communications services subscribers. Many of these new and evolving laws and regulations have required us to incur costs and expenses and will require us to incur additional costs and expenses, in our efforts to comply.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 432 issued patents, including patents acquired from strategic partnership transactions, which expire between 2023 and 2041. We also have 58 patent applications pending examination in the U.S. and 25 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
•changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, changes in diplomatic or trade relationships, banking crises, civil unrest in various parts of the world, acts of war (including geopolitical tensions related to Russia’s ongoing invasion of Ukraine, resulting sanctions imposed by the U.S.

and other countries, and retaliatory actions taken by Russia in response to such sanctions), terrorist attacks, or other catastrophic events, such as the global outbreak of COVID-19; and
•Geopolitical relations between the U.S. and China.
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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of June 30, 2023, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 54% of the voting power of our outstanding capital stock, and our founders, including our CEO and Chairman, together hold a majority of such voting power. As a result, for as long as the Class B voting structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change under the applicable indenture governing the Notes or pay the principal amount of the Notes at maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of either series of Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus any accrued and unpaid special interest thereon, if any, as set forth in the applicable indenture governing each series of the Notes (the “Notes Indenture”). In addition, upon conversion of the Notes of the applicable series, we will be required to make cash payments in respect of such Notes being converted, as set forth in the applicable Notes Indenture. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed or repurchased. However, even though we entered into the Credit Agreement on February 14, 2023, we cannot assure you that we will have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to such series of Notes being converted or at their respective maturity.
In addition, our ability to repurchase the Notes of the applicable series or to pay cash upon conversions of the Notes or at their respective maturity may be limited by law, regulatory authority, or potential agreements governing our future indebtedness. Further, our failure to repurchase such Notes at a time when the repurchase is required by the applicable Notes Indenture or to pay cash upon conversions of such Notes or at their respective maturity as required by the applicable Notes Indenture would constitute a default under such Notes Indenture. A default, or the occurrence of a fundamental change, under such Notes Indenture, could also lead to a default under potential agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the applicable Notes Indenture could itself constitute an event of default under any such Notes Indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase such series of Notes or make cash payments upon conversions thereof.
The conditional conversion feature of each series of Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of any series of Notes is triggered, holders of the Notes of the applicable series will be entitled under the applicable Notes Indenture to convert such Notes at any time during specified periods at their option. If one or more holders of a series elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We cannot guarantee that our stock repurchase programs will be fully implemented or that they will enhance long-term stockholder value.
On February 13, 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $175 million of our outstanding Class A Common Stock, subject to certain limitations. Subsequently, on May 16, 2023, our board of directors authorized an additional share repurchase program under which we may repurchase up to an additional $125 million of our outstanding Class A Common Stock, also subject to certain limitations. We plan to fund repurchases under these programs from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Notes. Under the programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. As of June 30, 2023, we have repurchased approximately $175 million of our Class A Common Stock under these programs. The timing and number of any future shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The Board will review the programs periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The programs could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. One or both of the programs may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in 2019, France introduced a digital services tax at a rate of 3% on revenues derived from digital activities in France, and other jurisdictions are proposing or could introduce similar laws in the future. In addition, the United States recently introduced a 1% excise tax on stock buybacks, which could increase the cost to us of implementing our share repurchase programs or repurchasing our Series A Preferred Stock, and a 15% alternative minimum tax on adjusted financial statement income. Many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, including a proposed 15% global minimum tax. The Council of the European Union has adopted the proposed 15% global minimum tax for enactment by European Union member states by December 31, 2023, with implementation into the domestic laws of those states by the end of 2023. These rules will be applicable for fiscal years starting on or after December 31, 2023 for multinationals that meet the annual threshold of at least EUR 750 million of consolidated revenues. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.
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
Our estimates or judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, such as with respect to our recoverability assessment for prepaid sales commission balances with Avaya, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
Our corporate headquarters and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in California, Spain, Georgia, Bulgaria, and several countries in Asia, including the Philippines, India, and Australia. Many of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics such as the global outbreak of COVID-19, cyber-attack, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions), political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended June 30, 2023 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Balance as of March 31, 2023 (2)				100,542
April 1, 2023 to April 30, 2023	—	$—	—	100,542
May 1, 2023 to May 31, 2023	2,802,447	$29.71	2,802,447	18,619
June 1, 2023 to June 30, 2023	517,499	$35.01	517,499	539
Authorization of additional share repurchase program	—	$—	—	125,000
Balance as of June 30, 2023	3,319,946		3,319,946	125,539
(1)On February 13, 2023, our board of directors (the “Board”) authorized a share repurchase program under which we may repurchase up to $175 million of the Company’s outstanding shares of Class A Common Stock, subject to certain limitations (the “February 2023 Share Repurchase Program”). Subsequently, on May 16, 2023, the Board authorized an additional share repurchase program under which we may repurchase up to an additional $125 million of our outstanding Class A Common Stock, also subject to certain limitations. Under these programs, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization under these programs is effective until December 31, 2023. Refer to Note 9, Stockholders’ Deficit and Convertible Preferred Stock, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
(2)Refers to the existing balance under the February 2023 Share Repurchase Program as of March 31, 2023.
Item 3. Default Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures

    None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Officer Resignation
On August 7, 2023, Mo Katibeh and the Company mutually agreed that Mr. Katibeh would separate from the Company for a resignation for good reason. Mr. Katibeh’s last day of employment will be August 15, 2023 and he has agreed to serve as an advisor to the incoming Chief Executive Officer until November 15, 2023. In connection with his resignation, Mr. Katibeh entered into a separation agreement and release of claims with the Company, including a non-competition agreement that applies until August 15, 2024. If Mr. Katibeh complies with the terms of such separation agreement, he will be entitled to: the benefits set forth in the Severance Policy description below for a resignation with good reason other than during the change in control period; $200,000 paid in 3 equal monthly installments during the period he serves as a special advisor; and a payment of $400,000 at the end of the period covered by the non-competition agreement.
The foregoing description is a summary of the material terms of Mr. Katibeh’s separation agreement, does not purport to be complete, and is qualified in its entirety by reference to the separation agreement.
Mr. Katibeh’s resignation is not a result of any disagreement with the Company or the board of directors, or any matter relating to the Company’s operations, policies or practices.
Change of Control and Severance Policy
The compensation committee of our board of directors adopted on August 7, 2023 a Change of Control and Severance Policy (the “Severance Policy”), which applies to Section 16 officers of the Company as designated by the Administrator (as defined in the Severance Policy) from time to time (each, an “Eligible Employee”).
Pursuant to the Severance Policy, if the Company terminates an Eligible Employee’s employment other than for cause, death or disability or the Eligible Employee resigns for good reason on or within 3 months before or 12 months following a change of control (the change in control period), then, subject to the Severance Conditions (as defined below), such Eligible Employee may be eligible to receive the following severance benefits, less applicable tax withholdings, as applicable:
•A salary severance payment of 12 months (18 months for the Executive Chairman and Chief Executive Officer) of the Eligible Employee’s applicable annual base salary.
•For the Executive Chairman and Chief Executive Officer only, a bonus severance payment equal to 150% of such Eligible Employee’s annual target bonus.
•100% of the Eligible Employee’s outstanding equity awards will vest and, to the extent applicable, become immediately exercisable.
•Payment or reimbursement of continued health coverage for the Eligible Employee and the Eligible Employee’s dependents under COBRA for 12 months (18 months for the Executive Chairman and Chief Executive Officer).
Further, under the Severance Policy, if the Company terminates an Eligible Employee’s employment other than for cause, death or disability or such Eligible Employee resigns for good reason at any time other than during the change in control period, then, subject to the Severance Conditions, such Eligible Employee will be eligible to receive the following severance benefits, less applicable tax withholdings:
•Continued payments totaling 12 months of the Eligible Employee’s applicable annual base salary over a period of 12 months.
•1 year of vesting of the Eligible Employee’s outstanding equity awards.
•Payment or reimbursement of continued health coverage for the Eligible Employee and the Eligible Employee’s dependents under COBRA for a period of up to 12 months.
To receive the severance benefits upon a qualifying termination, either in connection with or not in connection with a change of control, an Eligible Employee must sign and not revoke the Company’s separation agreement and release of claims within the timeframe set forth in the Severance Policy and continue to adhere to the restrictive covenants in that release (the “Severance Conditions”).
The foregoing description is a summary of the material terms of the Severance Policy, does not purport to be complete, and is qualified in its entirety by reference to the Severance Policy.
Item 6. Exhibits.
    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1+	Amended and Restated Equity Acceleration Policy	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith
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

RingCentral, Inc.

Date: August 7, 2023	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2023	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)