Form 10-Q
period 2023-09-30
RingCentral, Inc.
filed 2023-11-08
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of November 1, 2023, there were 83,822,528 shares of Class A Common Stock issued and outstanding and 9,924,538 shares of Class B Common Stock issued and outstanding.

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
•our success in the enterprise market;
•anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions and geopolitical conflicts;
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
•our ability to successfully incorporate artificial intelligence and machine learning powered features into our solutions;
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
•the impact of any failure of our solutions or solution innovations, including our innovations relating to artificial intelligence (AI);
•our reliance on our third-party product and service providers;
•the potential effect on our business of litigation to which we may become a party;
•our liquidity and working capital requirements;
•the impact of changes in the regulatory environment including with respect to AI;
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
•our ability to successfully manage the transition of our new Chief Executive Officer and retain key employees and to attract qualified personnel;
•our ability to successfully implement our plans for reductions in workforce or otherwise achieve the anticipated cost reductions; and
•the impact of foreign currencies on our non-U.S. business as we expand our business internationally.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$432,352	$269,984
Accounts receivable, net	347,912	311,318
Deferred and prepaid sales commission costs	176,197	158,865
Prepaid expenses and other current assets	95,858	55,849
Total current assets	1,052,319	796,016
Property and equipment, net	183,593	185,400
Operating lease right-of-use assets	32,477	35,433
Deferred and prepaid sales commission costs, non-current	394,020	438,579
Goodwill	66,482	54,335
Acquired intangibles, net	431,920	528,051
Other assets	21,683	35,848
Total assets	$2,182,494	$2,073,662
Liabilities, Temporary Equity, and Stockholders' Deficit
Current liabilities
Accounts payable	$43,311	$62,721
Accrued liabilities	310,752	380,113
Current portion of long-term debt, net	20,000	—
Deferred revenue	231,247	209,725
Total current liabilities	605,310	652,559
Long-term debt, net	1,781,252	1,638,411
Operating lease liabilities	18,577	20,182
Other long-term liabilities	62,362	45,848
Total liabilities	2,467,501	2,357,000

Commitments and contingencies (Note 9)
Series A convertible preferred stock	199,449	199,449

Stockholders' deficit
Common stock	9	10
Additional paid-in capital	1,170,672	1,059,880
Accumulated other comprehensive loss	(3,244)	(8,781)
Accumulated deficit	(1,651,893)	(1,533,896)
Total stockholders' deficit	(484,456)	(482,787)
Total liabilities, temporary equity and stockholders’ deficit	$2,182,494	$2,073,662
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Subscriptions	$531,030	$483,229	$1,552,956	$1,386,140
Other	27,134	25,803	78,202	77,444
Total revenues	558,164	509,032	1,631,158	1,463,584
Cost of revenues
Subscriptions	141,172	134,372	413,664	395,083
Other	27,802	33,102	80,403	86,055
Total cost of revenues	168,974	167,474	494,067	481,138
Gross profit	389,190	341,558	1,137,091	982,446
Operating expenses
Research and development	85,444	86,700	250,965	273,492
Sales and marketing	270,767	261,914	795,422	781,767
General and administrative	87,154	72,261	244,472	217,810
Asset write-down charge	—	103,242	—	103,242
Total operating expenses	443,365	524,117	1,290,859	1,376,311
Loss from operations	(54,175)	(182,559)	(153,768)	(393,865)
Other income (expense), net
Interest expense	(12,162)	(1,178)	(19,492)	(3,613)
Other income (expense)	20,441	(100,006)	61,521	(194,725)
Other income (expense), net	8,279	(101,184)	42,029	(198,338)
Loss before income taxes	(45,896)	(283,743)	(111,739)	(592,203)
(Benefit from) provision for income taxes	(3,780)	873	6,258	2,900
Net loss	$(42,116)	$(284,616)	$(117,997)	$(595,103)
Net loss per common share
Basic and diluted	$(0.45)	$(2.98)	$(1.24)	$(6.26)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	94,593	95,575	95,213	95,097
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(42,116)	$(284,616)	$(117,997)	$(595,103)
Other comprehensive income (loss)
Foreign currency translation adjustments	(3,588)	(8,362)	(3,398)	(18,606)
Unrealized gain on derivative instruments	5,541	—	8,935	—
Total other comprehensive income (loss)	1,953	(8,362)	5,537	(18,606)
Comprehensive loss	$(40,163)	$(292,978)	$(112,460)	$(613,709)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2022	95,385	$10	$1,059,880	$(8,781)	$(1,533,896)	$(482,787)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,108	—	(1,641)	—	—	(1,641)
Issuance of common stock in connection with strategic partnership arrangement	1,265	—	42,585	—	—	42,585
Repurchases of common stock	(2,160)	—	(74,776)	—	—	(74,776)
Share-based compensation	—	—	97,303	—	—	97,303
Other comprehensive income	—	—	—	1,760	—	1,760
Net loss	—	—	—	—	(54,399)	(54,399)
Balance as of March 31, 2023	95,598	10	1,123,351	(7,021)	(1,588,295)	(471,955)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,978	—	8,542	—	—	8,542
Issuance of common stock in connection with strategic partnership arrangement	428	—	12,429	—	—	12,429
Repurchases of common stock	(3,320)	(1)	(100,505)	—	—	(100,506)
Share-based compensation	—	—	99,307	—	—	99,307
Other comprehensive income	—	—	—	1,824	—	1,824
Net loss	—	—	—	—	(21,482)	(21,482)
Balance as of June 30, 2023	94,684	9	1,143,124	(5,197)	(1,609,777)	(471,841)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings, and other commercial arrangements	1,551	—	(3,071)	—	—	(3,071)
Repurchases of common stock	(2,489)	—	(75,292)	—	—	(75,292)
Share-based compensation	—	—	105,911	—	—	105,911
Other comprehensive income	—	—	—	1,953	—	1,953
Net loss	—	—	—	—	(42,116)	(42,116)
Balance as of September 30, 2023	93,746	$9	$1,170,672	$(3,244)	$(1,651,893)	$(484,456)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2021	94,309	$9	$1,086,870	$644	$(748,556)	$338,967
Cumulative effect of accounting change	—	—	(329,280)	—	93,826	(235,454)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	588	—	(120)	—	—	(120)
Share-based compensation	—	—	98,424	—	—	98,424
Other comprehensive loss	—	—	—	(2,062)	—	(2,062)
Net loss	—	—	—	—	(150,972)	(150,972)
Balance as of March 31, 2022	94,897	9	855,894	(1,418)	(805,702)	48,783
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	842	—	7,827	—	—	7,827
Repurchases of common stock	(421)	—	(25,004)	—	—	(25,004)
Share-based compensation	—	—	98,402	—	—	98,402
Other comprehensive loss	—	—	—	(8,182)	—	(8,182)
Net loss	—	—	—	—	(159,515)	(159,515)
Balance as of June 30, 2022	95,318	9	937,119	(9,600)	(965,217)	(37,689)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings, and other commercial arrangements	967	1	11,165	—	—	11,166
Repurchases of common stock	(419)	—	(20,000)	—	—	(20,000)
Share-based compensation	—	—	94,625	—	—	94,625
Other comprehensive loss	—	—	—	(8,362)	—	(8,362)
Net loss	—	—	—	—	(284,616)	(284,616)
Balance as of September 30, 2022	95,866	$10	$1,022,909	$(17,962)	$(1,249,833)	$(244,876)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(117,997)	$(595,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	174,723	184,166
Share-based compensation	314,533	293,777
Unrealized loss on investments	1,646	176,218
Asset write-down charge	—	124,904
Amortization of deferred and prepaid sales commission costs	100,618	81,536
Amortization of debt discount and issuance costs	3,465	3,350
Non-cash interest expense	4,156	—
Gain on early extinguishment of debt	(42,891)	—
Reduction of operating lease right-of-use assets	15,272	14,887
Provision for bad debt	5,200	7,103
Other	723	3,688
Changes in assets and liabilities:
Accounts receivable	(39,641)	(40,247)
Deferred and prepaid sales commission costs	(103,773)	(185,049)
Prepaid expenses and other assets	(7,251)	(689)
Accounts payable	(31,664)	19,384
Accrued and other liabilities	9,383	47,001
Deferred revenue	15,309	32,970
Operating lease liabilities	(15,993)	(15,963)
Net cash provided by operating activities	285,818	151,933
Cash flows from investing activities
Purchases of property and equipment	(17,515)	(23,828)
Capitalized internal-use software	(38,241)	(39,638)
Cash paid for business combination, net of cash acquired	(14,709)	—
Proceeds from sale of marketable equity investments	—	3,223
Purchases of intangible assets and long-term investments	—	(3,990)
Net cash used in investing activities	(70,465)	(64,233)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	10,954	10,892
Payments for taxes related to net share settlement of equity awards	(7,124)	(5,180)
Payments for repurchase of common stock	(249,568)	(45,004)
Proceeds from issuance of long-term debt, net of issuance costs	786,311	—
Payments for the repurchase of convertible senior notes	(580,960)	—
Repayments of principal on term loan	(5,000)	—
Repayments for financing obligations	(4,738)	(3,950)
Payments for contingent consideration	(1,673)	(1,538)
Net cash used in financing activities	(51,798)	(44,780)
Effect of exchange rate changes	(1,187)	(4,699)
Net increase in cash, cash equivalents, and restricted cash	162,368	38,221
Cash, cash equivalents, and restricted cash
Beginning of period	269,984	267,162
End of period	$432,352	$305,383
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$10,166	$272
Cash paid for income taxes, net of refunds	$9,291	$2,895
Non-cash investing and financing activities
Common stock issued in connection with strategic partnership arrangement	$55,014	$—
Equipment and capitalized internal-use software purchased and unpaid at period end	$4,172	$9,355
Contingent consideration	$7,461	$—
Equipment acquired under financing obligations	$2,997	$—
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
Concentrations
As of September 30, 2023 and December 31, 2022, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of September 30, 2023 and December 31, 2022, approximately 94% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets.
Significant Accounting Policies
The Company’s significant accounting policies are described in Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2023, other than the derivative instruments and hedging policy described below.

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
Recent Accounting Pronouncements Not Yet Adopted
There are no material recent accounting pronouncements not yet adopted during the three and nine months ended September 30, 2023 that are significant or potentially significant to the Company.
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
The Company derived over 90% of subscriptions revenues from RingCentral MVP and RingCentral customer engagement solutions products for each of the three and nine months ended September 30, 2023 and 2022. For the three and nine months ended September 30, 2023 and 2022, RingCentral customer engagement solutions represented over 10% of total revenues.
Deferred revenue
During the three and nine months ended September 30, 2023, the Company recognized revenue of $26.5 million and $195.7 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription contract term ranges from one month to five years. Contract revenue as of September 30, 2023 that has not yet been recognized was approximately $2.3 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 53% of this balance over the next 12 months and 47% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services. Product revenues from the sale of pre-configured phones were $11.9 million and $12.6 million for the three months ended September 30, 2023 and 2022, respectively, and $33.7 million and $35.2 million for the nine months ended September 30, 2023 and 2022, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash	$121,888	$88,153
Money market funds	310,464	181,831
Total cash and cash equivalents	$432,352	$269,984
As of September 30, 2023 and December 31, 2022, $1.1 million and $5.5 million in the cash balance above, respectively, represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable	$264,968	$242,650
Unbilled accounts receivable	95,111	78,249
Allowance for doubtful accounts	(12,167)	(9,581)
Accounts receivable, net	$347,912	$311,318
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$34,521	$23,306
Inventory	1,165	1,209
Other current assets	60,172	31,334
Total prepaid expenses and other current assets	$95,858	$55,849
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer hardware and software	$234,723	$221,727
Internal-use software development costs	239,670	199,642
Furniture and fixtures	8,818	8,937
Leasehold improvements	14,133	13,889
Total property and equipment, gross	497,344	444,195
Less: accumulated depreciation and amortization	(313,751)	(258,795)
Property and equipment, net	$183,593	$185,400
Total depreciation and amortization expense related to property and equipment was $21.0 million and $18.3 million for the three months ended September 30, 2023 and 2022, respectively, and $61.8 million and $52.8 million for the nine months ended September 30, 2023 and 2022, respectively.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2022	$54,335
Acquisitions (Note 7)	12,428
Foreign currency translation adjustments	(281)
Balance at September 30, 2023	$66,482

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The carrying values of intangible assets are as follows (in thousands):

		September 30, 2023			December 31, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Acquired Intangibles, Net	Cost	Accumulated Amortization and Impairment	Acquired Intangibles, Net
Customer relationships	2.7 years	$26,138	$20,813	$5,325	$20,855	$19,090	$1,765
Developed technology	3.0 years	825,952	399,357	426,595	814,614	288,328	526,286
Total acquired intangible assets		$852,090	$420,170	$431,920	$835,469	$307,418	$528,051
Amortization expense from acquired intangible assets for the three months ended September 30, 2023 and 2022 was $38.2 million and $43.7 million, respectively, and $112.9 million and $131.4 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2023 (remaining)	$38,152
2024	139,391
2025	138,522
2026	115,448
2027 onwards	407
Total estimated amortization expense	$431,920
Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$47,622	$53,419
Accrued sales, use, and telecom related taxes	38,898	37,836
Accrued marketing and sales commissions	59,066	127,940
Operating lease liabilities, short-term	15,451	17,513
Other accrued expenses	149,715	143,405
Total accrued liabilities	$310,752	$380,113

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $35.5 million and $31.5 million for the three months ended September 30, 2023 and 2022, respectively, and $100.6 million and $81.5 million for the nine months ended September 30, 2023 and 2022, respectively. There was no impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
During the three and nine months ended September 30, 2023, the Company recorded a gain of $7.0 million and $11.5 million, respectively, in other income (expense) in earnings, pursuant to an amended agreement with a strategic partner. During the three months ended September 30, 2022, as a result of the uncertainty regarding Avaya’s financial condition, the Company recorded a non-cash asset write-down charge of $124.9 million, out of which $21.7 million of this balance was accrued interest and was recorded in other income (expense) in the Condensed Consolidated Statements of Operations.
Supplier Financing Obligations
The Company has established financing arrangements with certain third-party financial institutions and participating suppliers to be repaid over different terms ranging up to five years. As of September 30, 2023, the Company’s outstanding financing obligations related to such arrangements were $4.8 million, of which $2.8 million and $2.0 million were included in accrued liabilities and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets. Some of these financing arrangements are collateralized against property and equipment.
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
The financial instruments carried at fair value were determined using the following inputs (in thousands):

	Fair Value at September 30, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$310,464	$310,464	$—	$—
Other assets:
Interest rate swap derivatives	$8,935	$—	$8,935	$—

	Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$181,831	$181,831	$—	$—
Other assets:
Long-term investments	$1,646	$—	$—	$1,646
The Company’s other financial instruments, including accounts receivable, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Long-Term Debt
As of September 30, 2023, the fair value of the 0% convertible senior notes due 2026 (the “2026 Convertible Notes”) was approximately $512.5 million, and the fair value of the 0% convertible senior notes due 2025 (the “2025 Convertible Notes”) was approximately $382.7 million. The fair value for these convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of September 30, 2023, the carrying amount of the Term Loan was $395.0 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of September 30, 2023, the fair value of the 8.5% senior notes due 2030 (the “2030 Senior Notes”) was approximately $386.4 million. The fair value for the 2030 Senior Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Fair Value of Derivative Instruments
The Company’s interest rate swap derivative, which is considered as Level 2 in the fair value hierarchy, is valued using a discounted cash flow model that utilizes observable inputs including forward interest rate data at the measurement date.
Note 5. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	September 30, 2023	December 31, 2022
2025 Convertible Notes (1)	March 1, 2025	$413,957	$1,000,000
2026 Convertible Notes (2)	March 15, 2026	609,065	650,000
Term Loan under Credit Agreement	February 14, 2028	395,000	—
Revolving Credit Facility under Credit Agreement (3)	February 14, 2028	—	—
2030 Senior Notes	August 15, 2030	400,000	—
Total principal amount		1,818,022	1,650,000
Less: unamortized debt discount and issuance costs		(16,770)	(11,589)
Less: current portion of long-term debt (4)		(20,000)	—
Net carrying amount of long-term debt		$1,781,252	$1,638,411

(1)The Company repurchased $586.0 million principal amount of the 2025 Convertible Notes during the nine months ended September 30, 2023 using $400.0 million of proceeds from the Term Loan, $118.4 million of proceeds from the 2030 Senior Notes, and $27.3 million of other available cash, resulting in a $37.5 million gain on early debt extinguishment, net of related unamortized debt issuance costs.
(2)The Company repurchased $40.9 million principal amount of the 2026 Convertible Notes during the nine months ended September 30, 2023 using $35.2 million of proceeds from the 2030 Senior Notes, resulting in a $5.4 million gain on early debt extinguishment, net of related unamortized debt issuance costs.
(3)Of the $225.0 million available for borrowing, the Company has not drawn down any amount under the Revolving Credit Facility.
(4)The current portion of long-term debt is related to the Term Loan, which requires quarterly principal payments equal to 1.25% of the original $400.0 million aggregate principal amount with balance due at maturity.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future minimum principal payments for long-term debt as of September 30, 2023 are presented in the table below (in thousands):

	2025 Convertible Notes	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2023 (remaining)	$—	$—	$5,000	$—	$5,000
2024	—	—	20,000	—	20,000
2025	413,957	—	20,000	—	433,957
2026	—	609,065	20,000	—	629,065
2027 onwards	—	—	330,000	400,000	730,000
Total principal amount	$413,957	$609,065	$395,000	$400,000	$1,818,022
2030 Senior Notes
On August 16, 2023, the Company issued $400.0 million aggregate principal amount of the 2030 Senior Notes in a private offering. The total net proceeds from the debt offering, after deducting $5.5 million initial purchase discounts and $2.6 million debt issuance costs, were approximately $391.9 million. The 2030 Senior Notes are senior unsecured obligations of the Company and bear interest at a rate of 8.5% per annum payable semi-annually in arrears on February 15th and August 15th of each year. The 2030 Senior Notes will mature on August 15, 2030, unless redeemed or repurchased earlier, and are subject to the terms and conditions set forth in the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”). The Company used a portion of the net proceeds from the offering of its 2030 Senior Notes to repurchase $125.3 million principal amount of the 2025 Convertible Notes and $40.9 million principal amount of the 2026 Convertible Notes. The Company intends to use the remaining net proceeds to repurchase and/or repay an additional portion of its outstanding Convertible Notes and the remainder of the net proceeds, if any, for general corporate purposes.
The 2030 Senior Notes are or will be, as applicable, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries that guarantee indebtedness of the Company under the Credit Agreement.
The Senior Notes Indenture also requires compliance with certain covenants, including the ability to create certain liens on assets to secure debt, the ability to grant subsidiary guarantees of certain debt without also providing guarantees of the 2030 Senior Notes by such subsidiary and certain change of control transactions, events of default, and other customary provisions. As of September 30, 2023, the Company was in compliance with all covenants under the Senior Notes Indenture.
The Company may redeem the 2030 Senior Notes, in whole or in part, at any time prior to August 15, 2026 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any. The Company may redeem the 2030 Senior Notes, in whole or in part, on or after August 15, 2026, at the redemption prices set forth in the Senior Notes Indenture, plus, in each case, accrued and unpaid interest thereon, if any. In addition, at any time prior to August 15, 2026, the Company may, on any one or more occasions, redeem up to 40% of the aggregate principal amount of the 2030 Senior Notes outstanding under the Senior Notes Indenture with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.5% of the principal amount of the 2030 Senior Notes to be redeemed, plus accrued and unpaid interest thereon, if any, so long as 50% of the original aggregate amount of the 2030 Senior Notes remains outstanding immediately after such redemption.
If the Company experiences a change of control triggering event (as defined in the Senior Notes Indenture), holders of the 2030 Senior Notes may require the Company to repurchase the 2030 Senior Notes at a repurchase price equal to 101% of the principal amount of the 2030 Senior Notes to be repurchased, plus accrued and unpaid interest, if any.
Debt issuance costs were capitalized in the Condensed Consolidated Balance Sheets and amortized as interest expense using the effective interest rate method over the term of the 2030 Senior Notes. The effective interest rate on the 2030 Senior Notes, which is calculated as the contractual interest rate adjusted for the debt discount and issuance costs was 8.9%.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Credit Agreement
On February 14, 2023, the Company entered into a Credit Agreement with certain lenders. The Credit Agreement originally provided for a $200.0 million revolving loan facility (the “Revolving Credit Facility”), with a $25.0 million sub-limit for the issuance of letters of credit, and a $400.0 million delayed draw term loan facility (the “Term Loan”). On August 15, 2023, the Company entered into the first amendment to the Credit Agreement to increase the Revolving Credit Facility by $25.0 million to an aggregate amount of $225.0 million. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. The Revolving Credit Facility commitments terminate, and all outstanding revolving loans thereunder are due and payable, on February 14, 2028. The obligations under the Credit Agreement are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors. As of September 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.
In the second quarter of 2023, the Company fully drew down the Term Loan of $400.0 million and the proceeds were used to repurchase a portion of the Company’s 2025 Notes, in accordance with the terms of the Credit Agreement. As of September 30, 2023, the Company’s outstanding balance on the Term Loan was $395.0 million, which is due and payable on February 14, 2028. If on any date that is within 91 days prior to the final scheduled maturity date of any series of the Notes, such series of Notes is in an aggregate principal amount outstanding that exceeds an amount equal to 50% of last twelve months EBITDA, calculated as set forth in the Credit Agreement, the maturity date of both the Revolving Credit Facility and Term Loan shall automatically be modified to be such date.
Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either: (a) the fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.5% per annum, and (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.0%, in each case, plus a margin of between 1.0% and 2.0%; and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 2.0% and 3.0%. The applicable margin in each case is determined based on the Company’s total net leverage ratio. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.
As of September 30, 2023, the Company incurred $5.6 million of debt issuance costs in connection with the Credit Agreement, of which $4.9 million was capitalized in the Condensed Consolidated Balance Sheets and amortized primarily using the effective interest rate over the term of the Credit Agreement, while the remaining amount was expensed in the period incurred. The effective interest rate method on the Term Loan, which is calculated as the contractual interest rate adjusted for the debt discount and issuance costs, was 8.3% as of September 30, 2023.
Convertible Notes
In March 2020, the Company issued $1.0 billion aggregate principal amount of the 2025 Convertible Notes in a private placement to qualified institutional buyers. The 2025 Convertible Notes will mature on March 1, 2025, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting the initial purchase discounts and debt issuance costs, were approximately $986.5 million.
In September 2020, the Company issued $650.0 million aggregate principal amount of the 2026 Convertible Notes in a private placement to qualified institutional buyers. The 2026 Convertible Notes will mature on March 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting the initial purchase discounts and debt issuance costs, were approximately $640.2 million.
The Convertible Notes are senior, unsecured obligations of the Company that do not bear regular interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the respective indentures governing each of the Convertible Notes (collectively, the “Convertible Notes Indentures”) or if the Convertible Notes are not freely tradeable as required by each respective Convertible Notes Indenture.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Partial Repurchase of 2025 and 2026 Convertible Notes
In May 2023, the Company used the entire proceeds from the drawdown of the $400.0 million Term Loan and $27.3 million of other available cash to repurchase $460.7 million principal amount of the 2025 Convertible Notes, resulting in a gain on early debt extinguishment of $31.1 million, net of related unamortized debt issuance costs.
In August 2023, the Company used a portion of the net proceeds from the offering of the 2030 Senior Notes to repurchase $125.3 million and $40.9 million aggregate principal of the 2025 Convertible Notes and 2026 Convertible Notes, respectively, by paying an aggregate amount of $153.7 million in cash, resulting in a gain on early debt extinguishment of $11.8 million, net of related unamortized debt issuance costs. Immediately after the partial repurchase in August 2023, the carrying value of the 2025 and 2026 Notes, net of unamortized debt issuance costs, was $412.2 million and $604.7 million, respectively.
Other Terms of the Convertible Notes

	2025 Convertible Notes	2026 Convertible Notes
$1,000 principal amount initially convertible into number of the Company’s Class A Common Stock, par value $0.0001	2.7745 shares	2.3583 shares
Equivalent initial approximate conversion price per share	$360.43	$424.03
The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or a redemption period, each as defined in the respective Convertible Notes Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The Convertible Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after December 1, 2024 for the 2025 Convertible Notes, and December 15, 2025 for the 2026 Convertible Notes, until the close of business on the scheduled trading day immediately preceding the relevant maturity date, holders of the Convertible Notes may convert all or a portion of their Convertible Notes regardless of these conditions. Pursuant to the terms of the respective Convertible Notes Indenture, effective January 1, 2022, the Company made an irrevocable election to settle the principal portion of the Convertible Notes only in cash, with the conversion premium to be settled in cash or shares.
During the three and nine months ended September 30, 2023, the conditions allowing holders of the 2025 Convertible Notes and 2026 Convertible Notes to convert were not met. The Convertible Notes of either series may be convertible thereafter if one or more of the conversion conditions specified in the applicable Convertible Notes Indenture is satisfied during future measurement periods.
The Company may redeem the Convertible Notes at its option, on or after March 5, 2022 for the 2025 Convertible Notes, and March 20, 2023 for the 2026 Convertible Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special interest to, but excluding the redemption date, subject to certain conditions. No sinking fund is provided for the Convertible Notes.
Upon the occurrence of a fundamental change (as defined in each respective Convertible Notes Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2025 Convertible Notes or 2026 Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
As of September 30, 2023, the Company was in compliance with all covenants under each of the Convertible Notes Indentures.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Capped Calls
In connection with the offering of the Convertible Notes, the Company entered into privately-negotiated capped call transactions relating to each series of Convertible Notes with certain counterparties (collectively the “Capped Calls”). The initial strike price of the Convertible Notes corresponds to the initial conversion price of each of the Convertible Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings; and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives.
The following table below sets forth key terms and costs incurred for the Capped Calls related to each of the Convertible Notes:

	2025 Convertible Notes	2026 Convertible Notes
Initial approximate strike price per share, subject to certain adjustments	$360.43	$424.03
Initial cap price per share, subject to certain adjustments	$480.56	$556.10
Net cost incurred (in millions)	$60.9	$41.8
Class A Common Stock covered, subject to anti-dilution adjustments (in millions)	2.8	1.5
Settlement commencement date	1/31/2024	2/13/2025
Settlement expiration date	2/28/2024	3/13/2025
All of the capped call transactions were outstanding as of September 30, 2023.
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$10,869	$—	$14,155	$—
Amortization of debt discount and issuance costs	1,067	1,118	3,465	3,350
Total interest expense related to long-term debt	$11,936	$1,118	$17,620	$3,350
Note 6. Derivative Instruments
In May 2023, the Company entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with the Company’s variable rate borrowing program by paying quarterly a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement was effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. As of September 30, 2023, the interest rate swap agreement had a notional amount of $395.0 million.
The Company’s interest rate swap agreement is designated as a cash flow hedge under ASC 815, Derivatives and Hedging (“ASC 815”), involving the assumption of variable amounts by a swap counterparty in exchange for the Company making fixed-rate payments to the counterparty over the life of the agreement, without the exchange of the underlying notional amount. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the Company’s variable rate debt. The Company monitors the effectiveness of its hedges on a quarterly basis. The Company does not hold its interest rate swap agreement for trading or speculative purposes. The Company will recognize its interest rate derivative designated as a cash flow hedge on a gross basis as an asset and a liability at fair value in the Condensed Consolidated Balance Sheets. The unrealized gains and losses on the interest rate swap agreement are included in other comprehensive income (loss) and will be subsequently recognized in earnings within or against interest expense when the hedged interest payments are accrued.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2023, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $6.0 million.
Note 7. Business Combinations
On July 31, 2023, the Company completed its acquisition of certain assets of Hopin, Inc. (“Hopin”), a virtual events platform that aims to connect people around the world through immersive and interactive online experiences. The total purchase price consideration of $22.2 million consisted of $14.7 million in cash, and the acquisition date fair-value of contingent consideration of $7.5 million, out of total maximum contingent consideration of $35.0 million based on the achievement of specified performance targets by the Hopin business over multiple years, paid quarterly in cash. The acquired technology will be incorporated into the Company's global communication platform, providing customers with enhanced virtual events and webinar experiences.
The transaction was accounted for as a business combination. The preliminary allocation of the purchase price based on their estimated fair values included $12.7 million for acquired technology, less $3.3 million for net acquired liabilities, with the remaining $12.8 million allocated to goodwill. The amortizable intangible assets have a weighted-average useful life of three years. The goodwill recognized is attributable primarily to the contributions of the acquired technology to the overall corporate strategy and assembled workforce.
Note 8. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2023, non-cancellable leases are set to expire on various dates between 2023 and 2029.
The balances of the Company’s finance and operating leases were recorded on the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$32,477	$35,433

Accrued liabilities	$15,451	$17,513
Other long-term liabilities	18,577	20,182
Total operating lease liabilities	$34,028	$37,695

	Nine Months Ended September 30,
	2023	2022
Supplemental Cash Flow Information (in thousands)
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$17,522	$17,541

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$12,467	$5,653

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Patent Infringement Matter
On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. (together, “Uniloc”) filed in the U.S. District Court for the Eastern District of Texas two actions against the Company alleging infringement of U.S. Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application. The plaintiffs seek a declaration that the Company has infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. On October 9, 2017, the Company filed a motion to dismiss or transfer requesting that the case be transferred to the United States District Court for the Northern District of California. In response to the motion, plaintiffs filed a first amended complaint on October 24, 2017. The Company filed a renewed motion to dismiss or transfer on November 15, 2017. Although briefing on that motion has been completed, the motion has not yet been decided. On February 5, 2018, Uniloc moved to stay the litigation pending the resolution of certain third-party inter partes review proceedings (“IPRs”) before the United States Patent and Trademark Office. On February 9, 2018, the court stayed the litigation pending resolution of the IPRs without prejudice to or waiver of the Company’s motion to dismiss or transfer. This litigation is still in its early stages. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, we estimate the amount of any such loss or range of loss that may occur would be immaterial. The Company intends to vigorously defend against this lawsuit.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Matter
On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda, against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral fraudulently and in bad faith. The Company seeks its costs incurred in negotiating under the Letter of Intent (“LOI”) that the parties entered into and damages for lost opportunity as a result of forgoing another acquisition opportunity, and attorneys’ fees and costs. On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of its executive officers alleging breach of the LOI as well as tort claims arising from the Company’s allegedly inducing Bright Pattern to enter into the LOI and subsequent extensions while allegedly misstating the timeframe for the proposed transaction. As damages, Bright Pattern seeks audit fees it allegedly incurred, a $5.0 million break-up fee, its alleged “cash burn” during the negotiations, and unspecified lost opportunity damages. The Company filed a demurrer to Bright Pattern’s amended cross-complaint, as well as a related motion to strike. On May 7, 2020, the court denied both the motion to strike and demurrer. On July 19, 2022, the parties filed a joint motion to stay the proceedings, which the court granted on July 20, 2022. On October 19, 2023, Bright Pattern moved to lift the stay. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any loss or range of loss that may occur. The Company intends to vigorously prosecute and defend this lawsuit.
Purchase Obligations
During the second quarter of 2023, the Company entered into a commercial arrangement with a total incremental commitment of $19.8 million through January 2025. The entire incremental commitment balance was outstanding as of September 30, 2023.
During the first quarter of 2023, the Company entered into a commercial arrangement with a total commitment of $124.0 million through January 2029, out of which $113.7 million remained outstanding as of September 30, 2023.
Note 10. Stockholders’ Deficit and Convertible Preferred Stock
Share Repurchase Programs
On February 13, 2023, the Company’s board of directors authorized a share repurchase program under which it may repurchase up to $175.0 million of the Company’s outstanding shares of Class A Common Stock, subject to certain limitations. Subsequently, on May 16, 2023, the board of directors authorized an additional share repurchase program under which the Company may repurchase up to an additional $125.0 million of our outstanding Class A Common Stock, also subject to certain limitations, for a total repurchase authorization of up to $300.0 million under these programs. Under these programs, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The programs do not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization under these programs is effective until December 31, 2023.
The following table summarizes the share repurchase activity of our Class A Common Stock for the three and nine and months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	2,489	$74,948	7,969	$249,409
Amounts for excise tax withholdings and broker’s commissions	—	344		1,164
Total repurchases of common stock	2,489	$75,292	7,969	$250,573
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the nine months ended September 30, 2023, the Company reflected the applicable excise tax withholdings and broker’s commissions in additional paid in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2023, approximately $50.6 million remained authorized and available under the Company’s share repurchase programs for future share repurchases.

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
As the liquidation or specified change in control event is not solely within the Company’s control, the Series A Convertible Preferred Stock is therefore classified as temporary equity and recorded outside of stockholders’ equity in the Condensed Consolidated Balance Sheets. As of September 30, 2023, and December 31, 2022, there were 200,000 shares of the Company’s Series A Convertible Preferred Stock issued and outstanding, and the carrying value, net of issuance costs, was $199.4 million.
Note 11. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$9,530	$8,464	$27,134	$26,161
Research and development	24,265	21,830	70,358	68,310
Sales and marketing	37,694	37,548	114,455	116,389
General and administrative	40,193	27,816	102,586	82,917
Total share-based compensation expense	$111,682	$95,658	$314,533	$293,777
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee stock purchase plan rights (“ESPP”)	$1,063	$1,058	$5,744	$5,486
Performance stock units (“PSUs”)	10,875	1,313	15,211	1,825
Restricted stock units (“RSUs”)	99,744	93,287	293,578	286,466
Total share-based compensation expense	$111,682	$95,658	$314,533	$293,777

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Incentive Plans
As of September 30, 2023, a total of 13,005,630 shares remained available for grant under the RingCentral, Inc. Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).
A summary of option activity under all of the Company’s equity incentive plans as of September 30, 2023, and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	22	$12.53	0.5	$509
Exercised	(19)	11.40
Canceled/Forfeited	—	—
Outstanding as of September 30, 2023	3	$19.43	0.2	$32
Vested and expected to vest as of September 30, 2023	3	$19.43	0.2	$32
Exercisable as of September 30, 2023	3	$19.43	0.2	$32
There were no options granted during the three and nine months ended September 30, 2023 and 2022. The total intrinsic value of options exercised during the three months ended September 30, 2023 and 2022, and nine months ended September 30, 2023, was immaterial. The total intrinsic value of options exercised during the nine months ended September 30, 2022 was $13.3 million. There is no remaining unamortized share-based compensation expense.
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of September 30, 2023, there was a total of $0.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. As of September 30, 2023, a total of 6,547,384 shares were available for issuance under the ESPP.
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of September 30, 2023, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,100	$119.55	$180,577
Granted	12,702	32.40
Released	(4,384)	62.99
Canceled/Forfeited	(1,444)	76.28
Outstanding as of September 30, 2023	11,974	$53.03	$356,030
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years.
As of September 30, 2023, there was a total of $411.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.8 years.

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
As of September 30, 2023, there was a total of $31.2 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 2.4 years.
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus and executive equity compensation plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions and in lieu of a portion of base salary. During the three and nine months ended September 30, 2023, the Company issued 577,224 and 1,731,223 RSUs, respectively, under these Plans. The shares under these Plans will be issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period of each quarterly equity bonus award is approximately 0.4 years.
The unrecognized share-based compensation expense was approximately $5.0 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under the bonus plan will be issued from the reserve of shares available for issuance under the 2013 Plan.
Note 12. Income Taxes
The (benefit from) provision for income taxes was $(3.8) million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $6.3 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively. The provision for income taxes for the three and nine months ended September 30, 2023 and 2022 consisted primarily of foreign income taxes and state income taxes. For the three and nine months ended September 30, 2023 and 2022, the provision for income taxes differed from the U.S. federal statutory rate primarily due to foreign and state taxes currently payable.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the deduction of research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures, the Company has recorded current income tax expense of $0.9 million for the quarter ended September 30, 2023. The current income tax provision is primarily for state taxes we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards in certain states.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that certain net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of September 30, 2023 and December 31, 2022. The Company intends to maintain the full valuation allowance on the U.S. and certain foreign net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and nine months ended September 30, 2023, there were no material changes to the total amount of unrecognized tax benefits.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, convertible senior notes, and convertible preferred stock, to the extent dilutive. For the three and nine months ended September 30, 2023 and 2022, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(42,116)	$(284,616)	$(117,997)	$(595,103)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	94,593	95,575	95,213	95,097
Basic and diluted net loss per share	$(0.45)	$(2.98)	$(1.24)	$(6.26)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of common stock issuable under equity incentive plans outstanding	12,598	4,064	9,320	3,703
Shares of common stock related to convertible preferred stock	743	743	743	743
Potential common shares excluded from diluted net loss per share	13,341	4,807	10,063	4,446
Pursuant to the terms of the respective Convertible Notes Indentures, effective January 1, 2022, the Company made an irrevocable election to settle the principal portion of the Convertible Notes only in cash, with the conversion premium to be settled in cash or shares.
The denominator for diluted net income per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuance of the Convertible Notes as this effect would be anti-dilutive. In the event of conversion of the Notes, if shares are delivered to the Company under the capped call, they will offset the dilutive effect of the shares that the Company would issue under the Convertible Notes.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14. Restructuring Activities
In the fourth quarter of 2022, the Company’s board of directors approved a reduction in force plan (the “Q4’22 Plan”) as part of broader efforts to align the Company’s cost base with its strategic priorities in the current environment. The restructuring costs associated with the Q4’22 Plan primarily consisted of severance payments, employee benefits and related costs.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$6	$96	$695	$252
Research and development	1,794	2,383	4,281	2,722
Sales and marketing	1,124	2,096	5,093	3,033
General and administrative	1,520	740	2,856	1,823
Total restructuring costs	$4,444	$5,315	$12,925	$7,830
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2022	$5,485
Restructuring costs	12,925
Cash payments	(16,783)
Balance as of September 30, 2023	$1,627
As part of broader efforts to optimize our cost structure, the Board of Directors approved a reduction-in-force plan in the fourth quarter of 2023. The Company estimates the aggregate incremental restructuring costs to be approximately $10.0 million to $15.0 million, primarily consisting of severance payments, employee benefits and related costs. The Company expects to incur these charges in the fourth quarter of 2023 and the first quarter of 2024. The Company expects the reduction-in-force to be substantially complete by the first quarter of 2024, subject to local law and consultation requirements, which may extend the process beyond the first quarter of 2024 in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the plan.
Note 15. Subsequent Events
Increase to Share Repurchase Programs
On November 1, 2023, the Company’s board of directors authorized an incremental $100.0 million under its share repurchase programs which, combined with the remaining $50.6 million available under previous authorizations as of September 30, 2023, results in approximately $150.6 million available to repurchase outstanding shares of the Company’s Class A Common Stock. Share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance and certain other limitations. The Company’s share repurchase programs do not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The additional $100.0 million authorization under this program expires on December 31, 2024.
Second Amendment to Credit Agreement
On November 2, 2023, the Company entered into the Second Amendment to Credit Agreement with certain lenders to increase the Term Loan by $75.0 million in accordance with the incremental loan provisions of the Credit Agreement, to an aggregate principal amount of $475.0 million.

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
We offer the following key products in our portfolio:
•RingCentral MVP (formerly RingCentral Office), a Unified Communications as a Service (“UCaaS”) platform, including team messaging, video meetings, and a cloud phone system;
•Customer engagement solutions, including RingCentral Contact Center, RingCentral Engage Digital and Voice. In August 2023, we launched RingCX AI, which combines omnichannel contact center with generative AI capabilities (currently available in beta, with general availability for later this year);
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
•RingCentral Events, announced in August 2023, provides a robust set of features to host virtual, hybrid, and onsite events of all sizes and formats, spanning from single-session events to multi-day & multi-session conferences.
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and nine months ended September 30, 2023 and 2022, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and offer it as a convenience for a total solution to our customers in connection with subscriptions to our services; however, in some cases, we have built “interoperability” between MVP and third-party hardware devices. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to support our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;

•Strategic partners who market and sell our MVP and solutions, including co-branded solutions. Such partnerships include ALE, Amazon Web Services, Atos, Avaya, and Mitel (Unify).
•Global Service Providers including AT&T, TELUS, BT, Vodafone, Verizon, DT, 1&1 Versatel and Ecotel in Germany, MCM in Mexico, Frontier, Charter Communications and others.
Our revenue growth has primarily been driven by our flagship RingCentral MVP, RingCentral customer engagement solutions product offering, and recurring license and other fees. Our revenue is derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. While average subscription revenue per user remains stable, given competitive pressures in the market and macroeconomic and other factors, we may see a reduction of average subscription revenue per user, and/or a decrease in acquisition and renewal rates, and/or an increase in down-sell and churn in the future. As of September 30, 2023, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and nine months ended September 30, 2023 and 2022, the vast majority of our total revenues were generated in the U.S. and Canada, although we expect the percentage of our total revenues derived outside of the U.S. and Canada to grow as we continue to expand internationally.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base, expand our indirect sales channels, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.
In the fourth quarter of each 2022, and 2023, respectively, our board of directors approved a reduction-in-force plan as part of broader efforts to align our cost base with our strategic priorities in the current environment. In addition, we also implemented other measures to drive operational efficiencies across the business that included increasing automation across the Company, disciplined spending, workforce management including reducing organizational spans and layers, and optimizing our go-to-market strategies.
Macroeconomic Conditions and Other Factors
We are subject to risks and exposures caused by the current macroeconomic environment. Macroeconomic factors include increased inflation, increased interest rates, supply chain disruptions, decreased economic output, geopolitical conflict and fluctuations in currency exchange rates, all of which can cause uncertainty. We have experienced more cautious buying behavior from larger customers manifesting itself in smaller initial deployments. We continue to experience elevated sales cycle times for our up-market customers, as customers required additional approvals before making purchase decisions. We are also seeing less upsell within our existing base as customers have slowed hiring and rationalized their employee counts. We anticipate this behavior may persist until the macroeconomic environment becomes less uncertain. If these conditions continue, they could have an adverse impact on our results. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2023 was $188.7 million. As such, our ARR at September 30, 2023 was $2.26 billion compared to $2.05 billion at September 30, 2022.

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
Our key business metrics for the five quarterly periods ended September 30, 2023 were as follows (dollars in millions):

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2,264.9	$2,218.7	$2,161.0	$2,099.7	$2,046.9

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Subscriptions	$531,030	$483,229	$1,552,956	$1,386,140
Other	27,134	25,803	78,202	77,444
Total revenues	558,164	509,032	1,631,158	1,463,584
Cost of revenues
Subscriptions	141,172	134,372	413,664	395,083
Other	27,802	33,102	80,403	86,055
Total cost of revenues	168,974	167,474	494,067	481,138
Gross profit	389,190	341,558	1,137,091	982,446
Operating expenses
Research and development	85,444	86,700	250,965	273,492
Sales and marketing	270,767	261,914	795,422	781,767
General and administrative	87,154	72,261	244,472	217,810
Asset write-down charge	—	103,242	—	103,242
Total operating expenses	443,365	524,117	1,290,859	1,376,311
Loss from operations	(54,175)	(182,559)	(153,768)	(393,865)
Other income (expense), net
Interest expense	(12,162)	(1,178)	(19,492)	(3,613)
Other income (expense)	20,441	(100,006)	61,521	(194,725)
Other income (expense), net	8,279	(101,184)	42,029	(198,338)
Loss before income taxes	(45,896)	(283,743)	(111,739)	(592,203)
(Benefit from) provision for income taxes	(3,780)	873	6,258	2,900
Net loss	$(42,116)	$(284,616)	$(117,997)	$(595,103)

Percentage of Total Revenues*

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Subscriptions	95%	95%	95%	95%
Other	5	5	5	5
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	25	26	25	27
Other	5	7	5	6
Total cost of revenues	30	33	30	33
Gross profit	70	67	70	67
Operating expenses
Research and development	15	17	15	19
Sales and marketing	49	51	49	53
General and administrative	16	14	15	15
Asset write-down charge	—	20	—	7
Total operating expenses	79	103	79	94
Loss from operations	(10)	(36)	(9)	(27)
Other income (expense), net
Interest expense	(2)	—	(1)	—
Other income (expense)	4	(20)	4	(13)
Other income (expense), net	1	(20)	3	(14)
Loss before income taxes	(8)	(56)	(7)	(40)
(Benefit from) provision for income taxes	(1)	—	—	—
Net loss	(8)%	(56)%	(7)%	(41)%
* Percentages may not add up due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Subscriptions	$531,030	$483,229	$47,801	10%	$1,552,956	$1,386,140	$166,816	12%
Other	27,134	25,803	1,331	5	78,202	77,444	758	1
Total revenues	$558,164	$509,032	$49,132	10%	$1,631,158	$1,463,584	$167,574	11%
Percentage of revenues
Subscriptions	95%	95%			95%	95%
Other	5	5			5	5
Total	100%	100%			100%	100%

Subscriptions revenue. Subscriptions revenue increased by $47.8 million, or 10%, for the three months ended September 30, 2023, and $166.8 million, or 12%, for the nine months ended September 30, 2023, as compared to the respective prior year period. The increase was primarily due to the acquisition of new customers, upsells of seats and additional offerings to our existing customer base, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. Although we expect to continue to add new customers and to increase the usage of our product for existing customers, we will monitor the impact of macroeconomic factors that could have an impact on customer buying behavior and demand, including contract duration, timing of customer purchases, churn, upsell and down-sell, renewals, payment terms, and credit card declines, all of which could cause variability in our revenue.
Other revenues. Other revenues are primarily comprised of product revenue from the sale of pre-configured phones and professional services.
Other revenues increased by $1.3 million or 5%, for the three months ended September 30, 2023, and $0.8 million, or 1%, for the nine months ended September 30, 2023, as compared to the respective prior year period, primarily due to the timing of revenue contracts for professional services compared to the respective prior year period. Due to evolving hybrid work environments, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the impact of the macroeconomic factors on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of revenues
Subscriptions	$141,172	$134,372	$6,800	5%	$413,664	$395,083	$18,581	5%
Other	27,802	33,102	(5,300)	(16)	80,403	86,055	(5,652)	(7)
Total cost of revenues	$168,974	$167,474	$1,500	1%	$494,067	$481,138	$12,929	3%
Gross margins
Subscriptions	73%	72%			73%	71%
Other	(2)%	(28)%			(3)%	(11)%
Total gross margin %	70%	67%			70%	67%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $6.8 million, or 5%, for the three months ended September 30, 2023, as compared to the respective prior year period. The higher cost of subscription revenues was primarily due to an increase in third-party costs of $7.9 million to support our solution offerings, infrastructure support costs of $2.5 million, and personnel and contractor-related costs of $2.1 million, partially offset by $5.7 million decrease in the amortization of our intangible assets.
Cost of subscriptions revenues increased by $18.6 million, or 5%, for the nine months ended September 30, 2023, as compared to the respective prior year period. The higher cost of subscription revenues was primarily due to an increase in third-party costs of $21.9 million to support our solution offerings, infrastructure support costs of $10.3 million, and personnel and contractor-related costs of $4.0 million, partially offset by $18.3 million decrease in the amortization of our intangible assets.
For the three and nine months ended September 30, 2023, as compared to the respective prior year period, our subscription gross margin improved due to lower amortization of acquired intangible assets and higher subscription revenue.
We expect to continue investing in our infrastructure and capacity to improve the availability of our subscription offerings, supporting the growth of both our new and existing customers.
Other cost of revenues and gross margin. Cost of other revenues decreased by $5.3 million, or (16)%, for the three months ended September 30, 2023, as compared to the respective prior year period, primarily due to decrease in costs associated with sale of phones.
Cost of other revenues decreased by $5.7 million, or (7)%, for the nine months ended September 30, 2023, as compared to the respective prior year period, primarily due to decrease in costs associated with sale of phones.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$85,444	$86,700	$(1,256)	(1)%	$250,965	$273,492	$(22,527)	(8)%
Percentage of total revenues	15%	17%			15%	19%
Research and development expenses decreased by $1.3 million, or (1)%, for the three months ended September 30, 2023, as compared to the respective prior year period, primarily due to reduction in personnel and contractor costs.
Research and development expenses decreased by $22.5 million, or (8)%, for the nine months ended September 30, 2023, as compared to the respective prior year period, primarily due to a $24.6 million reduction in personnel and contractor costs, partially offset by $3.3 million increase in professional fees. Of the total decrease in personnel and contractor costs, $11.5 million was due to reduction in headcount, and $14.4 million was due to reduction in costs associated with the relocation of our third-party contractors resulting from the Russia-Ukraine conflict, partially offset by $2.0 million due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees.
We will continue to innovate and invest in current and future software development projects while driving efficiencies.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales and marketing	$270,767	$261,914	$8,853	3%	$795,422	$781,767	$13,655	2%
Percentage of total revenues	49%	51%			49%	53%
Sales and marketing expenses increased by $8.9 million, or 3%, for the three months ended September 30, 2023, as compared to the respective prior year period, primarily due to an increase in third-party commissions of $13.0 million, and amortization of deferred sales commission costs of $3.9 million, partially offset by decrease in personnel and contractor costs of $5.2 million primarily attributable to reduction in headcount, and advertising and marketing costs of $4.2 million.
Sales and marketing expenses increased by $13.7 million, or 2%, for the nine months ended September 30, 2023, as compared to the respective prior year period, primarily due to an increase in third-party commissions of $44.2 million, amortization of deferred sales commission costs of $19.5 million, and professional fees of $4.1 million, partially offset by decrease in advertising and marketing costs of $32.5 million, and personnel and contractor costs of $20.3 million primarily attributable to reduction in headcount.
We expect to incur incremental sales and marketing expenses to support our growth while driving cost efficiencies by further optimizing our go-to-market strategies.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
General and administrative	$87,154	$72,261	$14,893	21%	$244,472	$217,810	$26,662	12%
Percentage of total revenues	16%	14%			15%	15%
General and administrative expenses increased by $14.9 million, or 21%, for the three months ended September 30, 2023, as compared to the respective prior year period primarily due to an increase in personnel and contractor costs of $13.7 million, and business fees and taxes of $2.3 million, partially offset by reduction in professional fees of $2.0 million. Of the total increase in personnel and contractor costs, $12.4 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees including Performance Stock Units (PSU's).

General and administrative expenses increased by $26.7 million, or 12%, for the nine months ended September 30, 2023, as compared to the respective prior year period, primarily due to an increase in personnel and contractor costs of $17.9 million, and professional fees of $7.1 million. Of the total increase in personnel and contractor costs, $19.7 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees including PSU's.
We put in place PSU's this year to demonstrate alignment between management incentives and company performance. These PSUs are accounted for under an accelerated expense attribution model compared to Restricted Stock Units and thus resulted in higher stock-based compensation in 2023 compared to prior period.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we re-align our hiring strategies and rationalize our discretionary spending.
Asset Write-Down Charge

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Asset write-down charge	$—	$103,242	$(103,242)	(100)%	—	103,242	$(103,242)	(100)%
Percentage of total revenues	—%	20%			—%	7%
Asset write-down charge decreased by $103.2 million for the three and nine months ended September 30, 2023, as compared to the respective prior year periods, primarily due to the write-down of our prepaid sales commission balance in the third quarter of 2022 as a result of the uncertainty regarding Avaya’s financial condition.
Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense	$(12,162)	$(1,178)	$(10,984)	nm	$(19,492)	$(3,613)	$(15,879)	nm
Other income (expense)	20,441	(100,006)	120,447	nm	61,521	(194,725)	256,246	nm
Other income (expense), net	$8,279	$(101,184)	$109,463	nm	$42,029	$(198,338)	$240,367	nm
nm - not meaningful
Other expense, net, decreased by $109.5 million for the three months ended September 30, 2023, as compared to the respective prior year period.
For the three months ended September 30, 2023, we recorded a gain of $11.8 million from the partial repurchase of our Convertible Notes, and $7.0 million gain recognized in connection with our amended agreement with a strategic partner, partially offset by interest expense of $12.2 million. The interest expense has increased by $11.0 million for the three months ended September 30, 2023, compared to the respective prior year period, driven by interest under our Credit Agreement entered into in February 2023 and 2030 Senior Notes issued in August 2023. We expect to incur approximately $15 million quarterly interest expense on these debt facilities, which could fluctuate due to changes in underlying interest rates. Refer to Note 5, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements for further detail on our interest obligations on these debt facilities.
For the three months ended September 30, 2022, we recorded an unrealized loss of $79.2 million related to our long-term investments and a write-down charge of $21.7 million related to accrued interest on our prepaid sales commission balance as a result of the uncertainty regarding Avaya’s financial condition.
Other expenses, net, decreased by $240.4 million for the nine months ended September 30, 2023, as compared to the respective prior year period.

For the nine months ended September 30, 2023, we recorded a gain of $42.9 million from the partial repurchase of our Convertible Notes, and $11.5 million gain recognized in connection with our amended agreement with a strategic partner, partially offset by interest expense of $19.5 million. The interest expense has increased by $15.9 million for the nine months ended September 30, 2023 compared to the respective prior year period, driven by interest under our Credit Agreement entered into in February 2023, and 2030 Senior Notes issued in August 2023. Refer to Note 5, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements for further detail on our interest obligations on these debt facilities.
For the nine months ended September 30, 2022, we recorded an unrealized loss of $179.4 million from our long-term investments and a write-down charge of $21.7 million related to accrued interest on our prepaid sales commission balance as a result of the uncertainty regarding Avaya’s financial condition.
Other income and expense, net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, asset write-down charges, and fluctuations in currency exchange rates in the current macroeconomic environment.
Net Loss
Net loss decreased by $242.5 million for the three months ended September 30, 2023, as compared to the respective prior year period driven by reduction in loss from operations and other expenses, net.
Loss from operations for the three months ended September 30, 2023 reduced by $128.4 million, primarily driven by $103.2 million of an asset write-down charge recorded during the three months ended September 30, 2022, and operational efficiencies across the business during the three months ended September 30, 2023 primarily due to increasing automation across the Company, disciplined spending, workforce management including reducing organizational spans and layers, and optimizing our go-to-market strategies.
Other expense, net, decreased by $109.5 million for the three months ended September 30, 2023, as compared to the respective prior year period, primarily due to unrealized loss of $79.2 million and a write-down charge of $21.7 million related to accrued interest on our prepaid sales commission balance recognized during three months ended September 30, 2022. The remaining reduction is driven by a gain of $11.8 million from the partial repurchase of our Convertible Notes, and $7.0 million gain recognized in connection with our amended agreement with a strategic partner, partially offset by incremental interest expense of $11.0 million recorded during the three months ended September 30, 2023.
Net loss decreased by $477.1 million for the nine months ended September 30, 2023, as compared to the respective prior year period driven by reduction in loss from operations and other expenses, net.
Loss from operations for the nine months ended September 30, 2023 reduced by $240.1 million primarily driven by $103.2 million of asset write-down charge recorded during the nine months ended September 30, 2022, and operational efficiencies across the business during the nine months ended September 30, 2023 primarily due to increasing automation across the Company, disciplined spending, workforce management including reducing organizational spans and layers, and optimizing our go-to-market strategies.
Other expense, net, decreased by $240.4 million for the nine months ended September 30, 2023, as compared to the respective prior year period, primarily due to unrealized loss of $179.4 million and a write-down charge of $21.7 million related to accrued interest on our prepaid sales commission balance recognized during nine months ended September 30, 2022. The remaining reduction is driven by a gain of $42.9 million from the partial repurchase of our Convertible Notes, and $11.5 million gain recognized in connection with our amended agreement with a strategic partner, partially offset by incremental interest expense of $15.9 million recorded during the nine months ended September 30, 2023.

Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also have access to additional liquidity from proceeds from issuance of convertible senior notes, senior notes, drawdown of our term loan and revolving credit facility. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $432.4 million and $270.0 million, respectively.
On January 1, 2023, we had outstanding principal balances on 2025 Convertible Notes of $1.0 billion and 2026 Convertible Notes of $650.0 million. In the second quarter of 2023, we fully drew down our Term Loan of $400.0 million. In August 2023, we raised $400.0 million in aggregate principal through the issuance of our 2030 Senior Notes in a private offering. The net proceeds from the drawdown of Term Loan and issuance of 2030 Senior Notes was $786.3 million after debt discount and issuance costs. We have used net proceeds of $553.7 million and $27.3 million of cash on our balance sheet to repurchase $627.0 million principal amount of our outstanding 2025 and 2026 Convertible Notes during the nine months ended September 30, 2023. We plan to utilize the remaining approximately $240.0 million net proceeds from 2030 Senior Notes for future repurchases of outstanding Convertible Notes.
In February 2023, we entered into a Credit Agreement with certain lenders that provided for $200.0 million revolving loan facility. In August 2023, we entered into the first amendment to the Credit Agreement to increase our Revolving Credit Facility by $25.0 million to an aggregate amount of $225.0 million. As of September 30, 2023, we had no amounts outstanding under our Revolving Credit Facility. If drawn down, we will use the proceeds of the loans under the Revolving Credit Facility for working capital and general corporate purposes. In November 2023, we entered into the second amendment to the Credit Agreement to increase our Term Loan by $75.0 million to an aggregate principal amount of $475.0 million.
As of September 30, 2023, we had outstanding principal debt of our 2025 and 2026 Convertible Notes of $414.0 million and $609.1 million, with corresponding maturity dates of March 1, 2025 and March 15, 2026, respectively. We plan to utilize the remaining approximately $240.0 million of proceeds from our 2030 Senior Notes, plus an additional commitment to our Term Loan of $75.0 million, which we will have the option to draw down within the next nine months and a portion of the free cash flow we expect to generate over the next fifteen months to address the remaining $414.0 million of our 2025 Convertible Notes.
Refer to Note 5, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement, the 2030 Senior Notes and the Convertible Notes. We were in compliance with all debt covenants as of September 30, 2023.
In the first and second quarter of 2023, our board of directors authorized a share repurchase program under which we may repurchase up to an aggregate of $300.0 million of our outstanding shares of Class A Common Stock, subject to certain limitations. During the nine months ended September 30, 2023, we repurchased and subsequently retired 8.0 million shares of our Class A Common Stock, for an aggregate amount of approximately $249.4 million. As of September 30, 2023, approximately $50.6 million remained authorized and available under the our share repurchase programs for future share repurchases. On November 1, 2023, our board of directors authorized an incremental $100 million under our share repurchase programs. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.

On July 31, 2023, we completed the acquisition of certain assets of Hopin, Inc. (“Hopin”), a virtual events platform. We paid a total purchase price consideration of $22.2 million, which included $14.7 million in cash, and acquisition date fair-value of contingent consideration of $7.5 million, capped at $35 million based on the achievement of specified performance targets over multiple years, paid quarterly in cash.
We believe that our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our headcount and in support of our co-location data center facilities, our interest payments for both our Term Loan and 2030 Senior Notes, the repurchase, repayment or otherwise settlement of a portion of our 2025 Convertible Notes and/or our 2026 Convertible Notes, as well as the impact of the global macroeconomic conditions. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt. We may from time to time seek to refinance certain of our outstanding debt through issuances of new notes or convertible debt, term loans, exchange transactions or repurchases. Such issuances, exchanges or repurchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from rising interest rates, higher inflation, economic uncertainty, instability in the banking sector, or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. In the future, we may also make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. Access to additional capital may not be available or on favorable terms. The uncertainty created by the global economic conditions, including concerns about rising inflation and an associated economic downturn, may also impact our customers’ ability to pay on a timely basis, which could negatively impact our operating cash flows.
    The table below provides selected cash flow information (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$285,818	$151,933
Net cash used in investing activities	(70,465)	(64,233)
Net cash used in financing activities	(51,798)	(44,780)
Effect of exchange rate changes	(1,187)	(4,699)
Net increase in cash and cash equivalents	$162,368	$38,221
Net Cash Provided By Operating Activities
Cash provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $285.8 million for the nine months ended September 30, 2023. The cash flow from operating activities was driven by timing of cash receipts from customers and global service providers, primarily offset by cash payments for personnel-related costs and to vendors and interest expense on our debt obligations.
Net cash provided by operating activities for the nine months ended September 30, 2023, increased by $133.9 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections as well as higher operating margin driven by cost efficiencies.
Net Cash Used In Investing Activities
Our primary investing activities have consisted of our capital expenditures and expenditures for internal-use software, intellectual property assets, and cash paid for business acquisitions. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities was $70.5 million for the nine months ended September 30, 2023, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software of $55.8 million, and net cash paid of $14.7 million to acquire Hopin.
Net cash used in investing activities for the nine months ended September 30, 2023, increased by $6.2 million as compared to the respective prior year period. The increase was primarily due to net cash paid of $14.7 million to acquire Hopin, partially offset by $7.7 million from lower capital expenditures and costs associated with internal-use software development.
Net Cash Used In Financing Activities
Our primary financing activities have consisted of raising capital through the issuance of stock under our stock plans and incurrence of debt including from the drawdown of our Term Loan in connection with our Credit Agreement, and the offering of our 2030 Senior Notes, offset by repurchases of our Class A Common Stock and the partial repurchase of our Convertible Notes.
Net cash used in financing activities was $51.8 million for the nine months ended September 30, 2023, primarily due to payments of approximately $249.6 million to repurchase and retire 8.0 million shares of our Class A Common Stock pursuant to our share repurchase program, and $581.0 million paid toward the partial repurchase of our Convertible Notes from $786.3 million of proceeds net of debt issuance costs, from the issuance of both our Term Loan and 2030 Senior Notes.
Net cash used in financing activities for the nine months ended September 30, 2023 increased by $7.0 million as compared to the respective prior year period, primarily due to higher payments of $204.6 million to repurchase and retire shares of our Class A Common Stock, and $581.0 million paid, including third-party costs for partial repurchase of our Convertible Notes, $786.3 million of proceeds net of debt issuance costs, from the drawdown under our Term Loan and the offering of our 2030 Senior Notes.
Non-GAAP Adjusted, Unlevered Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define adjusted, unlevered free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities adjusted for capital expenditures including purchases of property and equipment and capitalized internal-use software, strategic partnerships, restructuring and other non-recurring payments, and cash paid for interest. We believe information regarding adjusted, unlevered free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of adjusted, unlevered free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Adjusted, unlevered free cash flow should not be considered in isolation or as an alternative to cash flows from operations and should be considered alongside our other GAAP-based financial liquidity performance measures, such as net cash provided by operating activities and our other GAAP financial results.
The improvement in our adjusted, unlevered free cash flow is driven by operating leverage, efficiencies throughout the business, and expanding our adjusted free cash flow conversion. Our adjusted, unlevered free cash flow generation allows us to employ our capital allocation strategy that includes evaluating organic and inorganic investments, repurchasing shares, and addressing our convertible debt maturities.

The following table presents a reconciliation of adjusted, unlevered free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$285,818	$151,933
Less:
Capitalized expenditures	(55,756)	(63,466)
Strategic partnerships	(33,250)	—
Add:
Restructuring and other payments	21,460	14,118
Cash paid for interest, net of interest rate swap	10,166	272
Non-GAAP adjusted, unlevered free cash flow	$228,438	$102,857
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
Contractual Obligations and Commitments
Except as set forth below, and in Notes 3, 5, 8 and 9 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
During the second quarter of 2023, we entered into a commercial arrangement with a total incremental commitment of $19.8 million through January 2025. The entire incremental commitment balance was outstanding as of September 30, 2023.
During the first quarter of 2023, we entered into certain commercial arrangements that included $124.0 million purchase commitments through January 2029, of which $21.4 million is due within the next 12 months. As of September 30, 2023, we have $113.7 million remaining from these commitments.
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

Off-Balance Sheet Arrangements
During the nine months ended September 30, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and nine months ended September 30, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of September 30, 2023, we had cash and cash equivalents of $432.4 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three and nine months ended September 30, 2023, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of September 30, 2023, we had $414.0 million and $609.1 million outstanding from our 2025 Convertible Notes and 2026 Convertible Notes, respectively. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Convertible Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the

Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decrease in value.
As of September 30, 2023, we had no amounts outstanding under our Revolving Credit Facility and $395.0 million outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement will bear interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement was effective beginning June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. Our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of September 30, 2023, we had $400.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of the 2030 Senior Notes are exposed to interest rate risk. Generally, the fair values of the Senior Notes will increase as interest rates fall and decrease as interest rates rise.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•We rely on third parties, including third-parties in countries outside the U.S., primarily in Georgia and the Philippines for a significant portion of our software development, quality assurance, operations, and customer support.
•Global economic conditions may harm our industry, business and results of operations, including the effects of the ongoing Russian invasion of Ukraine, including international sanctions against Russia, the ongoing armed conflict in Israel, and relations between the United States and China.
•Our rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
•Our future operating results will rely in part upon the successful execution of our relationships with our strategic partners and global service providers, including Avaya, Amazon, Atos, ALE, Mitel (Unify), Charter Communications, Vodafone, DT, Optus, and other partners and resellers, some or all of which may not be successful.
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
•We depend largely on the continued services of our senior management and other highly-skilled employees, and if we are not successful in managing the transition of our new Chief Executive Officer, or if we are unable to hire, retain, manage and motivate our employees, we may not be able to grow effectively and our business, results of operations and financial condition could be adversely affected.
•Increased customer turnover, or costs we incur to retain and upsell our customers, could materially and adversely affect our financial performance.
•If we are unable to attract new customers to our subscriptions or upsell to those customers on a cost-effective basis, our business will be materially and adversely affected.
•Our Credit Agreement imposes operating and financial restrictions on us.
•Servicing our debt, including the Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay all of our indebtedness.
•The Senior Notes Indenture contains restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest.
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
We expect to continue to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth has slowed and in the future, revenues may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in customer demand or the growth of the markets in which we compete, in particular the UCaaS, CCaaS and SaaS markets, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods, such as our previous write-down charges relating to our strategic partnership with Avaya. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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
•our ability to introduce new solutions, including both solutions that we develop or license, and solutions we purchase for resale from third parties;
•the actions of our competitors, including pricing changes or the introduction of new solutions;
•our ability to effectively manage our growth;
•our ability to successfully penetrate the market for larger businesses;
•our ability to upsell our customers to our existing and new products and services;
•our ability to limit and manage downsell and churn;
•our dependency on third-party vendors of hardware, software and services that we resell to our customers;
•the mix of monthly, annual and multi-year subscriptions at any given time;
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
•the retention of our senior management and other key employees and their ability to execute on our business plan;
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
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including the effects of the ongoing Russian invasion of Ukraine, including international sanctions against Russia, the ongoing armed conflict in Israel, and U.S.-China relations.
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

We rely on third parties, including third-parties in countries outside the U.S., primarily in Georgia and the Philippines for a significant portion of our software development, quality assurance, operations, and customer support.
We currently depend on various third-parties for some of our software development efforts, quality assurance, operations, and customer support services, including third-parties in countries outside the U.S. Specifically, we have outsourced some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants in Tbilisi, Georgia. In addition, we outsource a portion of our customer support, inside sales, and network operation control functions to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors, including those in countries outside the U.S., creates a number of risks, in particular, the risk that we may not maintain service quality, control, or effective management with respect to these business operations.
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
A significant portion of our software development, quality assurance, and operations workforce is located in Ukraine and Israel, where there are armed conflicts.
In the past, we depended on third-party partners in Russia and Ukraine for software development, quality assurance and operations. Following Russia’s invasion of Ukraine, our former third-party partner in Russia ceased its operations and a substantial proportion of its affected personnel relocated to other countries such as Georgia, Spain, and Bulgaria. In addition, we have reduced, and we are likely to discontinue, our partner operations in Ukraine, which disrupted our development efforts and our release of new features. We have incurred, and may in the future further incur, increased costs associated with managing or assisting in relocating our partners’ personnel or engaging with alternative third-party contractors or hiring employees outside of Russia and Ukraine, which could negatively impact our operating results and financial condition.
We also have engineering operations located in Israel, which has recently been, and continues to be, affected by armed conflict. This ongoing and evolving conflict, as well as Russia’s ongoing invasion of Ukraine, could create global security concerns, increase the risk of cyber-attacks, and have a lasting impact on regional and global economies, all of which could have a material adverse effect on our business, financial condition and results of operations.
Global economic conditions may harm our industry, business and results of operations, including the effects of the ongoing Russian invasion of Ukraine, including international sanctions against Russia, the ongoing armed conflict in Israel, and relations between the United States and China.
We operate globally and, as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, lower consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability, changes in laws, instability in the banking and financial system, and trade barriers and sanctions. Recently, inflation and interest rates in the U.S. have risen to levels not seen in several years, which has increased and may continue to increase our operating costs. In addition, such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, any U.S. federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years such that we are unable to make corresponding increases in contract pricing, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers. Geopolitical conflicts, including the effects of the ongoing Russian invasion of Ukraine, international sanctions against Russia, the ongoing armed conflict in Israel, and U.S.-China relations, are heightening these risks.
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Bulgarian Lev, Chinese Yuan, Indian Rupee, and Canadian Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. While we have limited currency exchange exposure to the Georgian, Israeli, and Philippine currencies, we expect exchange rates with respect to these and other currencies to continue to be more volatile than previously normal as a result of the ongoing armed conflict in Israel and other regions. Certain changes in exchange rates have and may continue to negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future.
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
We continue to experience growth in our business. This growth has placed and may continue to place significant demands on our management, organizational structure, and our operational and financial infrastructure, particularly as we try to become more financially and operationally efficient. As our operations grow in size, scope, and complexity, we may need to increase our sales and marketing efforts and may add additional sales and marketing personnel in various regions worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure could require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base.
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, partners, and global service providers, develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures, and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly further international expansion, could add complexity to our organization, require effective communication and coordination throughout our organization, and result in additional costs. For example, such expansion may require us to set up regional and country governance models to manage our operations in certain countries, which may result in incremental general and administrative expenses. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.

Our future operating results will rely in part upon the successful execution of our relationships with our strategic partners and global service providers, including Avaya, Amazon, Atos, ALE, Mitel (Unify), Charter Communications, Vodafone, DT, Optus, and other partners and resellers, some or all of which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. Realizing the benefits of our partnerships, particularly our relationships with our strategic partners and global service providers, including Avaya, Atos, ALE, Mitel (Unify), Charter Communications, Vodafone, DT, and Optus, will depend on a variety of factors, including our ability to work with our strategic partners to develop, market and sell our MVP and co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), and our other offerings. Setting up and maintaining the operations and processes of these strategic relationships may cause us to incur significant costs and disrupt our business. The failure to successfully, effectively, and timely implement and operate our strategic relationships could harm our ability to realize the anticipated benefits of one or more of these partnerships and could adversely affect our results of operations. In addition, our ability to successfully operate our strategic partnerships relies on partner performance, which can be affected by financial conditions, insolvency, corporate restructures, divestiture, changes in management, changes in control, and other changes affecting its business operations. For example, Mitel recently announced that it has completed the acquisition of Unify from Atos. We expect to continue our partnership with Unify as part of Mitel. Although we do not expect this acquisition to impact our partner programs, we cannot assure you that this would be the case.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premises, hardware business communications providers such as ALE, Avaya, Cisco Systems, Mitel, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, agents and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our global service providers and strategic partners, such as AT&T, BT, TELUS, Vodafone, DT, Amazon, Avaya, Atos, ALE, and Mitel (Unify) market and sell our solutions, but they are also competitors for business communications, selling and marketing their own solutions as well as, in some cases, other third-party solutions. Some of these companies may have significantly greater resources than us and currently, or may in the future, develop and/or host their own solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and may ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other companies and established communications providers that resell on-premises hardware, software, cloud and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., T-Mobile, and Comcast Corporation in the U.S., TELUS and others in Canada, Telefonica Spain, DT, and BT, Vodafone Group plc, and others in the U.K., that resell on-premises hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Meta Platforms, Inc., Oracle Corporation, and Salesforce.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., and Slack Technologies, Inc. (acquired by Salesforce, Inc.), on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Avaya, Five9, Inc., NICE InContact (including LiveVox Holdings, Inc.), Genesys Telecommunications Laboratories, Inc., Talkdesk, Inc., Vonage Holdings Corp., Salesforce.com, Inc., and Twilio Inc. We also face competition from digital engagement vendors such as eGain Corporation, LivePerson, Inc., among others named above that may offer similar features.
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
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to expand our network in order to support and expand our historical base of smaller enterprises as well as attract and support larger customers and expand into international markets. An increasing portion of our revenues are derived from our network of sales agents, brokers, and resellers, which we refer to collectively as channel partners, many of which sell or may in the future decide to sell their own business communications services or business communications services from other providers. Governmental regulators and contracted restrictions with telecom carriers may also restrict the ability of our channel partners and resellers to resell our products and services in some countries. We generally do not have long-term contracts with these channel partners, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential channel partners to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while some of our strategic partners and global service providers, such as AT&T, BT, TELUS, Vodafone, DT, Avaya, Atos, ALE, and Mitel (Unify) also sell and market our solutions on an exclusive or non-exclusive basis, they may also sell and market competing business communications. Some of these companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or third-party cloud solutions. Such competitors may cease marketing or selling our solutions to their customers and may ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.
We have also entered into certain agreements with our strategic partners and global service providers such as Avaya, Amazon, Atos, ALE, Mitel (Unify), Vodafone, DT, and Optus to sell and market certain of our solutions. However, there can be no guarantee that our strategic partners, global service providers and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. In addition, from time to time, we have had disagreements with certain of our strategic partners. Further, certain partners have failed in the past, and may fail in the future, to meet their minimum contractual seat and/or revenue commitments, including recoupment of advance payments. The Company has in the past, and may in the future, renegotiate the terms of its strategic partnership agreements, including converting strategic partners from exclusive to non-exclusive partners. For example, in the past year, we have revised certain aspects of our partnerships with Avaya, ALE, and Mitel (Unify).
In addition, we are in the process of transforming generally our partner go-to-market strategy, with increasing enablement of a resale/wholesale model, which requires significant changes to our systems and processes. These system and process changes could result in longer time to implement our strategy which could have an impact on our revenue.
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from cyber-attacks, denial-of-service events, unauthorized entry, insider threats, rogue employees or contractors, computer malware or other security incidents, including events beyond our control. Although we require our employees to undertake privacy and cybersecurity training, we have from time to time, been subject to communications fraud and cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future, particularly as the frequency and sophistication of cyber-attacks increases. For example, an increase in cyber-attack activity, such as ransomware and phishing attacks, has been observed in connection with Russia’s invasion of Ukraine. We cannot assure you that our backup systems, regular data backups, security controls and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach, data loss, unauthorized access, loss of use, interruption, or increased charges from our technology vendors.

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
We have implemented remote working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure, networks, and the information, including personally identifiable information, we process, including for example by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store company-controlled information outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home since the onset of the COVID-19 pandemic. We also allow a substantial number of our employees that are designated “hybrid” to work from home about fifty-percent (50%) of the time, although we may change this policy in the future. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware, other malware and phishing attacks, and we may remain responsible for unauthorized access to, loss, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain, even if the security measures used to protect such information comply with applicable laws, regulations and other actual or asserted obligations. Additionally, due to political uncertainty and military actions and related activities associated with Russia’s invasion of Ukraine and the ongoing armed conflict in Israel, we and our vendors, business partners, and consultants are vulnerable to heightened risks of cyber-attacks from nation-state actors or affiliated entities, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain (including our software supply chain), continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts, or those of our suppliers, will be successful.
We rely on encryption and authentication technology to ensure secure transmission of and access to confidential information, including customer credit card numbers, debit card numbers, direct debit information, customer communications, and files uploaded by our customers. Advances in computer capabilities, new discoveries in the field of cryptography, discovery of software bugs or vulnerabilities, discovery of hardware bugs or vulnerabilities, social engineering activities, or other developments may result in a compromise or breach of the technology we use to protect our data and our customer data, or of the data itself. We also have incorporated AI-powered features into our solutions and may continue to incorporate additional AI features and technologies into our solutions in the future. Our use of AI features and technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

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
We depend largely on the continued services of our senior management and other highly-skilled employees, and if we are not successful in managing the transition of our new Chief Executive Officer, or if we are unable to hire, retain, manage and motivate our employees, we may not be able to grow effectively and our business, results of operations and financial condition could be adversely affected.
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees, whether in the past or in the future, could significantly delay or prevent the achievement of our business, financial, developmental and strategic objectives. In particular, our co-founder and Executive Chairman, Vladimir Shmunis, has provided our vision and strategic direction for over 20 years and has built and maintained what we believe is an attractive workplace culture. In August 2023, our board of directors appointed Tarek Robbiati to succeed Vladimir Shmunis as our Chief Executive Officer. This change in our senior management team, and any future changes resulting from the hiring or departure of executives, could disrupt our business and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. If we are not successful in managing the transition of our new Chief Executive Officer, it could be viewed negatively by our customers, partners, employees or investors and could have an adverse impact on our business. Further, this change also increases our dependency on other members of our senior management team who remain with us. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may therefore terminate employment with us at any time with no advance notice. The replacement of any current or future senior management personnel could involve significant time and costs, and any such loss could significantly delay or prevent the achievement of our business objectives.
Our future success also depends on our ability to continue to attract and retain highly skilled personnel. Despite many recent layoffs in the technology industry and at the company, we believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where our U.S. sales and customer support office and our network operations center is located, and in other locations where we maintain offices, and in some or all of the other locations where we have employees. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. Similar risks exist with respect to immigration regulations in other countries where we operate or have employees or contractors. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel.
Increased customer turnover, or costs we incur to retain and upsell our customers, could materially and adversely affect our financial performance.
Although we have entered into long-term subscription contracts with larger customers, those customers with month to month contracts with us may terminate their subscriptions at any time without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly subscription cancellations or failures to renew, which we refer to as turnover. Our customers with subscription agreements have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically between one and three years. In the event that these customers do renew their subscriptions, they may choose to renew for fewer users, shorter contract lengths, or for a less expensive subscription plan or edition. We cannot predict the renewal rates or types for customers that have entered into subscription contracts with us.
Customer turnover, as well as reductions in the number of users or pricing tier(s) for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our services, including third-party services and products that we integrate or sell as separate items to our customers, the value proposition of our services, the customer support we provide, or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. In addition, the impact of the global economic conditions, including concerns about heightened inflation and an associated economic downturn, and a potential crisis in the banking and financial system, could cause financial hardship for our customers, decrease technology spending, materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, cause our customers to seek a decrease in the number of users or solutions for which they subscribe, or impact our ability to collect in a timely manner from the customer. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, or do not pay their subscription fees, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
Sales to medium-sized and larger businesses continue to grow in both absolute dollars and as a percentage of our total sales. As we continue to target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions generally requires the approval of more technical personnel and management levels within a potential customer’s organization, and therefore, these types of sales require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services, customization, more complex contract negotiations, and may require highly skilled sales and support personnel. Our investment in marketing our subscriptions to these potential customers may not be successful, which could significantly and adversely affect our results of operations and our overall ability to grow our customer base. Furthermore, many medium-sized and larger businesses that we target for sales may already purchase business communications solutions from our larger competitors or, due to economic conditions or otherwise, reduce their technology spending or reduce the number of new employees for whom they purchase our solutions or reduce the number of existing employees using our solution (i.e., down-sell). As a result of these factors, these sales opportunities may require us to devote greater research and development resources and sales support to individual customers, and invest in hiring and retaining highly skilled personnel, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met.
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop more slowly than we anticipate, or develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice and video communications by businesses, as compared to email and other data-based methods, and future demand for and adoption of Internet voice and video communications systems and services. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. As we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence (AI) and machine learning, such as RingSense, we may be subject to new or heightened legal, ethical, and other challenges. Currently, we derive a majority of our revenues from subscriptions to RingCentral MVP, and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
The introduction of new services by competitors or the development of entirely new technologies to replace existing offerings could make our solutions outdated, obsolete or adversely affect our business and results of operations. Announcements of future releases and new services and technologies by our competitors or us could cause customers to defer purchases of our existing subscriptions, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design, or marketing that could delay or prevent our development, introduction, or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects or bugs. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance, or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services or applications may require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new or enhanced services and applications on a timely and cost-effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition, and results of operations may be materially and adversely affected.
The AI technology and features incorporated into our solutions include new and evolving technologies that may present both legal and business risks.
We have incorporated a number of AI-powered features, including RingSense, into our solutions and are making investments in expanding our AI capabilities. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving legal and regulatory landscape. The successful integration of new and emerging AI technologies, such as generative AI, automated speech recognition (ASR), text-to-speech (TTS) and natural language processing (NLP) into our platforms and solutions may require additional investment, and the development of new approaches and processes, which will be costly and increase our expenses.
Further, the incorporation of AI-powered features into our solutions may subject us to new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. Intellectual property ownership and license rights, including copyright, surrounding AI technologies have not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we configure and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. It is possible that new laws and regulations will be adopted in the United States and in other countries, or that existing laws and regulations will be interpreted in ways that would affect the operation of our solution and the way in which we use AI. In addition, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.
Relatedly, large language models, or LLMs, can generate written content which contains bias, factual errors, misrepresentations, offensive language, or inappropriate statements. While we attempt to use LLMs in a way that mitigates these risks, there is no guarantee that we will be successful and these risks could harm our business, reputation, financial condition and results of operations.
In addition, the use of AI involves significant technical complexity and requires specialized expertise, and competition for specialized personnel in the AI industry is intense. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business, reputation, financial condition and results of operations.

The use of AI by our workforce may present risks to our business.
Our workforce is exposed to and uses AI technologies for certain tasks related to our business. We have guidelines and policies specifically directed at the use of AI tools in the workplace. Nevertheless, our workforce may use these authorized or unauthorized tools, which poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI technology by our workforce even when used consistent with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open source software requirements. In addition, our employees use AI tools for various design and engineering tasks such as writing code and building content, and these AI technology tools may produce inaccurate responses that could lead to errors in our decision-making, solution development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies, guidelines and procedures governing the use of AI technology, and compliance by our workforce.
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
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If customers pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that a customer did not authorize the specific credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant and/or service provider standards, including data protection standards, required to utilize their services from time to time. We have established and implemented measures intended to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). If we fail to maintain compliance with such standards or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If we fail to maintain compliance with current service provider standards, such as PCI DSS, or fail to meet new standards, customers may choose not to use our services for certain types of communication they have with their customers. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant or service provider standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to induce employees, sub-contractors, or consultants into disclosing customer credentials and other account information, which can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and costs that we must pay to global service providers. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments could cause our paid customer base to significantly decrease, which would have a material adverse effect on our results of operations, financial condition, and ability to grow our business.
We are in the process of expanding our international operations, which exposes us to significant risks.
We have significant operations directly or through third-parties in many countries including the U.S., Canada, the U.K., China, the Philippines, Germany, Georgia, Bulgaria, Spain, Australia, India, and France. We also sell our solutions to customers in several countries in Europe, as well as in Australia, India and Singapore, and we expect to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
•the need to offer customer care, product information, websites, and other marketing collateral in various native languages;
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
•difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions, including with respect to foreign labor laws and regulations, which may adversely affect our ability to manage our headcount and cost of our foreign work force;
•restrictions on travel to or from countries in which we operate or inability to access certain areas;
•export controls and economic sanctions; changes in diplomatic and trade relationships, including tariffs and other non-tariff barriers, such as quotas and local content rules;
•U.S. government and applicable foreign trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;
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
•political and economic instability created by the Russian invasion of Ukraine and armed conflict in Israel;
•deterioration of political relations between the U.S. and other countries in which we operate, particularly China and the Philippines; and
•political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the U.S. against these countries, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, and resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, as well as the ongoing armed conflict in Israel, all of which could have a material adverse effect on our operations.
Further, we have a small development team in Israel and their work may be interrupted by the ongoing armed conflict there. Our failure to manage any of these risks successfully could harm our future international operations and our overall business.
We may expand through acquisitions of, investments in, or strategic partnerships or other strategic transactions with, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.
Our business strategy may, from time to time, include acquiring or investing in new or complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our investment in and partnerships with our strategic partners and global service providers such as Avaya, Atos, Amazon, Mitel (Unify), Vodafone, DT, Optus, and Charter Communications. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
Acquisitions, investments, strategic partnerships, and other strategic transactions involve significant risks and uncertainties, including:
•the potential failure to achieve the expected benefits of the acquisition, investment, strategic partnership, or other strategic transaction, including recoupment or write-down of our investments in the partnership;
•unanticipated costs and liabilities;
•the potential of disputes with our partners and resellers, including arbitration or litigation resulting from a breach or alleged breach of either party’s contractual obligation, which may result in cost, distraction and potential liabilities and reputational damage;
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
•the inability to maintain uniform standards, controls, policies, and procedures;
•the inability to integrate channel models and sales motions; and
•the inability to set up the necessary processes and systems to efficiently operate the partnerships.
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
We believe we collect state and local sales tax and use, excise, utility user, and ad valorem taxes, fees, or surcharges in all relevant jurisdictions in which we generate sales, based on our understanding of the applicable laws in those jurisdictions. Such tax, fees and surcharge laws and rates vary greatly by jurisdiction, and the application of such taxes to e-commerce businesses, such as ours, is a complex and evolving area. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees, and surcharges for sales made over the Internet, and after the U.S. Supreme Court’s ruling in South Dakota v. Wayfair, U.S. states may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents, which may permit wider enforcement of sales tax collection requirements. Therefore, the application of existing or future laws relating to indirect taxes to our business, or the audit of our business and operations with respect to such taxes or challenges of our positions by taxing authorities, all could result in increased tax liabilities for us or our customers that could materially and adversely affect our results of operations and our relationships with our customers. Further, we have in the past and may in the future be audited by federal, state and local tax authorities which could lead to liabilities for past unpaid taxes, fines, and penalties.
We may be unable to use some or all of our net operating loss and research credit carryforwards, which could materially and adversely affect our reported financial condition and results of operations.
As of December 31, 2022, we have federal net operating loss carryforwards (“NOLs”) of $1.9 billion, of which $193.4 million expire between 2033 and 2037 and the remainder do not expire. Additionally, we have state net operating loss carryforwards of $1.3 billion that will begin expiring in 2023. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our reported financial condition and results of operations.
In addition to the potential carryforward limitations described above, under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), as amended, our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Furthermore, for taxable years beginning on or after January 1, 2022, the Code eliminated the right to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and fifteen tax years, respectively. We have accounted for such changes in accordance with our understanding of guidance available as of the date of this filing as described in more detail in our financial statements.
No material deferred tax assets have been recognized on our Consolidated Balance Sheets related to these NOLs, as they are fully offset by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our initial public offering or another offering, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our reported financial condition and results of operations.
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
The COVID-19 pandemic impacted worldwide economic activity and financial markets, and forced us to take measures such as temporarily closing our offices and restricting travel. Any resurgence of COVID-19 or any other future pandemic could again result in temporarily suspending travel and restricting the ability to do business in person, which could negatively affect our customer success efforts, sales, and marketing efforts, challenge our ability to enter into customer and other commercial contracts in a timely manner and our ability to source, assess, negotiate, and successfully implement and execute on, and realize the benefits of, acquisitions, investments, strategic partnerships and other strategic transactions, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. In addition, COVID-19 or any future pandemic could disrupt the operations of our customers, channel partners, strategic partners, global service providers, suppliers and other third-party providers, and could generally adversely affect economies and financial markets globally in the future, both of which could decrease technology spending and adversely affect demand for our solutions and harm our business.

Risks Related to Regulatory Matters
Our subscriptions are subject to regulation, and future legislative or regulatory actions could adversely affect our business and expose us to liability in the U.S. and internationally.
Federal Regulation
Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, disability access, access to and porting of numbers and enabling abbreviated dialing to designated numbers, maintaining records for disconnected numbers, cooperation with law enforcement, Federal Universal Service Fund (“USF”) contributions, Enhanced 911 (“E-911”), outage reporting, call authentication, call spoofing, call blocking and other requirements and regulations. The FCC is increasing enforcement of call authentication and related Know-Your-Customer obligations and continues to adopt and consider additional rules related to robocalling and robotexting. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses or authorizations, repayment of funds, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.
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
International Regulation
As we expand internationally, we may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws, regulations, taxes, and fees in the foreign countries where we offer our subscriptions. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations and go to market practices. European Union member states are currently implementing the new European Electronic Communications Code, including major modifications to the German Telecommunications Act, United Kingdom, and French regulations. New regulations in Europe and in the United Kingdom require providers to perform assessments on the security and resilience of their systems. New guidelines in the United Kingdom and other European countries require providers to implement Know-Your-Customer vetting which may create friction in our sale process. Local telecom regulatory restrictions in France limit our ability to sell numbers and other services in a wholesale motion to channel partners; other European countries have passed or are considering similar regulations. The recent EU Digital Service Act requires cloud and digital providers to adopt measures to prevent disinformation, increase transparency and improve protection for users of digital services in the EU. Internationally, we currently sell our subscriptions in Canada, the U.K., Australia, Singapore, and several European countries. We also offer our Global MVP solution, enabling our multinational customers in locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, emergency call services, call authentication, and other laws and regulations in additional countries as we continue to expand our Global MVP solution internationally.
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
There are a number of federal, state, local, and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data protection, privacy, and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. With the implementation of our Global MVP solution, we are subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other rules, and their status remains uncertain. Failure to comply with obligations and restrictions related to data privacy, data protection, and security in any jurisdiction in which we operate could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm our business.
For example, the GDPR, which came into force in May 2018, strengthened the existing data protection regulations in the EU and its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. National data protection supervisory authorities have been actively monitoring and sanctioning noncompliance with applicable regulations with particular focus on use of cookies without consent, behavioral profiling, protection of children data, and breach of security. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach that causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. Numerous other countries have adopted omnibus privacy laws that are based on or similar to the GDPR, including Australia, Brazil, Canada, Chile, Israel, Japan, New Zealand, and South Africa.
Among other requirements, the GDPR regulates data transferred from the European Economic Area (the “EEA”) to countries that have not been found to provide adequate protection to such personal data. On July 10, 2023, the EU Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“DPF”). We have self-certified compliance with the EU-U.S. DPF, and the Swiss-U.S. DPF for non-HR data. Our certification is active on the DPF website managed by the International Trade Administration and the U.S. Department of Commerce. The impact of the DPF on data transfers remains to be seen, and as such uncertainty regarding some details for cross-border data transfers remains. Legal challenges to the adequacy of the DPF have commenced, and there is uncertainty with respect to the speed and the outcome of the legal challenges.
In addition to the DPF, we also continue to rely on the EU Commission’s updated Standard Contractual Clauses adopted in 2021 for the transfer of personal data from the EU to countries not deemed by the EU Commission as providing adequate protection of personal data (e.g., the U.S.). We adopted the 2021 SCCs with our customers and our suppliers transferring data out of the EEA and Switzerland (with approved modifications by the Federal Data Protection and Information Commissioner). Despite this, it may be difficult to maintain appropriate safeguards for the transfer of such data from the EEA and Switzerland, in particular as a result of continued legal and legislative activity that has challenged or called into question existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
Following the U.K.’s exit from the EU, the U.K. largely adopted the EU rules on cross-border data flows, but allowed flexibility to diverge. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. If the adequacy decision is not renewed, RingCentral’s ability to transfer personal data from the EU to the UK for operational purposes could potentially be affected. RingCentral’s implementation of the UK SCCs (described below) may mitigate but does not eliminate the risk associated with non-renewal of the European Commission’s adequacy decision.
The UK also approved an addendum to the EU DPF to support personal data transfers to the from the UK to the U.S. in September of 2023, and we have self-certified compliance with that framework. On March 21, 2022, the U.K. Parliament approved the use of an International Data Transfer Agreement or a UK-specific addendum to the EU SCCs (collectively, the “UK SCCs”) to support personal data transfers out of the U.K., which we adopted as a supplemental means to support data transfers from customers and suppliers in the U.K. to other jurisdictions, including the U.S. and the EU.
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
We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the implementation of the 2021 SCCs and UK SCCs, including requirements to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland and the U.K. to the U.S and other non-EEA countries. Additionally, we and our customers face the potential for regulators in the EEA, Switzerland or the U.K. to apply different standards to the transfer of personal data from the EEA, Switzerland or the U.K. to the U.S. and other non-EEA countries. Moreover, as RingCentral enters into new contractual agreements with vendors or third parties that aid in processing personal data on our behalf or localize certain personal data or as regulatory requirements change, RingCentral may be required to engage in contract negotiations related to data protection.
Many other countries, including most countries where RingCentral provides services have adopted or are considering adoption of data protection legislation based on the GDPR or its predecessor, the EU Data Protection Directive. As implementation and enforcement of these laws and regulations progress, we could experience additional costs associated with increased compliance burdens and contractual obligations and/or be required to localize certain personal data.
Increasingly, jurisdictions in which RingCentral does business are regulating digital services in ways that go beyond traditional privacy/data protection legislation. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU. The DSA includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impact of the DSA on the overall industry, business models and our operations is uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs each of which could have an adverse effect on our business, financial condition, and results of operations.
The European Commission has proposed new legislation to enhance privacy protections for users of communications services and to enhance protection for individuals against online tracking technologies. The proposed legislation, the Regulation on Privacy and Electronic Communications (the “e-Privacy Regulation”), .remains the subject of trilogue negotiations involving representatives of the European Commission, the European Council, and the European Parliament. The e-Privacy Regulation as currently proposed would impose greater potential liabilities upon communications service providers, including potential fines for the most serious of breaches of the greater of €20 million or 4% of worldwide annual turnover. New rules introduced by the e-Privacy Regulation are likely to include enhanced consent requirements for communications service providers in order to use communications content and communications metadata to deliver value added services, as well as restrict the use of data related to corporations and other non-natural persons. These restrictions, if adopted, may affect our future business growth in the EEA.
The draft EU AI Act (the “AI Act”), which is in its final negotiation stage, will impose obligations on providers and users of artificial intelligence. Under the proposed AI Act, fines can reach up to €30 million or 6% of global income. The AI Act, when adopted, may impact the development and adoption of our AI solutions in Europe.
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
Additionally, California has enacted and subsequently amended (pursuant to a ballot initiative known as the California Privacy Rights Act) the California Consumer Privacy Act (“CCPA”); the amendments resulting from the passage of the California Privacy Rights Act are now in effect. Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. California residents’ rights under CCPA to opt-out from the sale or sharing of their data may impact our marketing activities, particularly those that involve the use of third-party cookies on our websites. This may require that we implement specific contractual terms when we engage marketing entities to market our product and services and may limit our efforts to reach our target audience, as well as require us to implement opt-out icons on our websites. Further, the Virginia Consumer Data Protection Act, a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states, came into effect on January 1, 2023. Colorado enacted a similar law, the Colorado Privacy Act, on June 8, 2021, which came into effect as of July 1, 2023. Utah enacted a similar law, the Utah Consumer Privacy Act, on March 24, 2022, which is effective as of December 31, 2023, and Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, on May 10, 2022, which is effective as of July 1, 2023. Iowa’s Consumer Data Protection Act will become effective on January 1, 2025. Further, Indiana has enacted the Indiana Consumer Data Protection Act, which will take effect January 1, 2026; Montana has adopted the Montana Consumer Data Protection Act, which will go into effect on October 1, 2024; Tennessee has adopted the Tennessee Information Protection Act, which will become effective July 1, 2025; Florida has enacted a new privacy law, SB 262, which will become effective July 1, 2024; Texas has enacted the Texas Data and Privacy Security Act, which generally becomes effective July 1, 2024; Oregon has enacted the Oregon Consumer Privacy Act, which generally becomes effective July 1, 2024; and Delaware has enacted the Delaware Personal Data Privacy Act, which generally becomes effective as of January 1, 2025. A number of other states are considering similar laws. All of these new and evolving state laws have created further uncertainty and may require us to enter into additional contractual terms with customers and vendors, modify our policies and practices, and otherwise incur additional costs and expenses, in our efforts to comply. The U.S. federal government also is contemplating federal privacy legislation.
Legislators and regulators in the United States and elsewhere are increasingly focused on privacy protections for minors under 18 years of age. While RingCentral does not knowingly provide products or services directly to children under the age of 16, or knowingly collect or solicit personal information from or about children under the age of 16 outside of the school offering, recent state legislation will, when in effect, impose new obligations on online services where it is “reasonable to expect” that the service, product, or feature would be accessed by older teens, including, in some cases, 16 and 17 year old children. On September 15, 2022, California passed the California Age-Appropriate Design Code Act, which will become enforceable on July 1, 2024. Similar legislation has been introduced in numerous states. and in Congress. For example, the Kids Online Safety Act (“KOSA”) and amendments to the Children’s Online Privacy Protection Act (“COPPA 2.0”) would, if enacted, impose new obligations with respect to data collected from minors under 17 years of age. Both KOSA and COPPA 2.0 have been unanimously approved by the Senate Commerce Committee. The FCC recently announced the creation of a new Privacy and Data Protection Task Force to coordinate rulemaking and enforcement across the agency. This suggests that the FCC is contemplating the creation of new rules regarding processing of personal information about communications services subscribers. The National Telecommunications and Information Administration (NTIA) of the US Department of Commerce announced on September 28, 2023, plans to issue a Request for Comment on health, safety, and privacy concerns associated with the use of online platforms by minors. Many of these new and evolving laws and regulations have required us to incur costs and expenses and will require us to incur additional costs and expenses, in our efforts to comply.

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
Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, US, Georgia, and Bulgaria, may have access to customer data; no personal customer data is stored in Russia or Ukraine. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.
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
We offer customer support through both our online account management website and our toll-free customer support number in multiple languages. Our customer support is currently provided primarily via a third-party provider located in the Philippines, as well as our employees in the U.S. Our third-party providers generally provide customer service and support to our customers without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in additional foreign languages. We also use third parties to deliver onsite professional services to our customers in deploying our solutions. We also resell customer support service, managed services, and professional services packages that we acquire from third parties, and sell to our customers and partners. These services may include a combination of remote support and on-site services. If these vendors do not deliver timely and high-quality services to our customers, our reputation could be damaged, and we could lose customers. In addition, third-party professional services vendors may not be available when needed, which would adversely impact our ability to deliver on our customer commitments.
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
There has been substantial litigation in the areas in which we operate regarding intellectual property rights. For instance, we have recently and in the past been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify our customers, resellers, and global service providers for expenses and liability resulting from claimed intellectual property infringement by our solutions. We offer indemnifications in our standard sales contracts, which include the obligation for us to assume the defense and/or reimburse our customers and/or resellers and global service providers for their expenses, settlement and/or liability incurred in connection with allegations of intellectual property infringement. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we, or our customers and/or resellers, and global service providers, infringe their intellectual property rights.
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
•cause us to manage or defend legal disputes, including litigation which may result in incremental cost, liabilities, reputational damage and distraction to our management team;
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 445 issued patents, including patents acquired from strategic partnership transactions, which expire between 2023 and 2041. We also have 66 patent applications pending examination in the U.S. and 24 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
Further, we have in the past and may in the future “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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

Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development and quality assurance activities to third-party contractors located in Ukraine and formerly in Spain and Russia. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in the Philippines, where we have outsourced a significant portion of our customer support function. We cannot assure you that agreements with these third-party contractors or their agreements with their employees and contractors will adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and results of operations.
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
Risks Related to Our Indebtedness
Our Credit Agreement imposes operating and financial restrictions on us.
On February 14, 2023, we entered into a Credit Agreement, among the Company, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent, which was amended on August 15, 2023 (as amended, the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are guaranteed by certain of our material domestic subsidiaries, and secured by substantially all of our personal property and that of such subsidiary guarantors. As amended, the Credit Agreement provides for a $225.0 million revolving loan facility (the “Revolving Credit Facility”) and a $400.0 million delayed draw term loan facility (the “Term Loan”). As of September 30, 2023, we had no amounts outstanding under our Revolving Credit Facility and $395.0 million outstanding under our Term Loan.
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
•with respect to such subsidiaries, enter into agreements restricting their ability to pay dividends or make other distributions; and
•consolidate, merge or sell all or substantially all of our or such subsidiaries’ assets.

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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of September 30, 2023, we were in compliance with all covenants under the Credit Agreement, however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the Convertible Notes (as defined below). We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us. Refer to Note 5 – Long-Term Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Servicing our debt, including the Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay all of our indebtedness.
As of September 30, 2023, we had $414.0 million aggregate principal amount of our 0% convertible senior notes due 2025 (the “2025 Convertible Notes”) outstanding, $609.1 million aggregate principal amount of our 0% convertible senior notes due 2026 (the “2026 Convertible Notes” and, together with the 2025 Convertible Notes, the “Convertible Notes”) outstanding and $400.0 million aggregate principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes” and, together with the Convertible Notes, the “Notes”) outstanding. The 2025 Convertible Notes will mature on March 1, 2025, the 2026 Convertible Notes will mature on March 15, 2026, and the 2030 Senior Notes will mature on August 15, 2030. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, including up to $225.0 million under our existing Revolving Credit Facility. As of September 30, 2023, we had no amounts outstanding under our Revolving Credit Facility and $395.0 million outstanding under our Term Loan.
The Company’s ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness, including the Notes and any amounts borrowed under the Credit Agreement, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond the Company’s control. The Company’s business may not generate cash flow from operations in the future sufficient to service its debt and make necessary capital expenditures. If the Company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. The Company’s ability to refinance any future indebtedness will depend on the capital markets and its financial condition at such time. The Company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations. Additionally, the Credit Agreement and the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”) do, and any of the Company’s future debt agreements may also, contain restrictive covenants that may prohibit the Company from adopting some or any of these alternatives. For example, the Credit Agreement contains negative covenants that restrict the Company’s and its subsidiaries’ ability to incur indebtedness, create liens, make investments, dispose of assets and make certain restricted payments. The Company’s failure to comply with these covenants could result in an event of default under its indebtedness which, if not cured or waived, could result in the acceleration of its debt and termination of the commitments under the Credit Agreement.
In addition, the Company’s indebtedness, combined with its other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•require a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available to fund acquisitions, for working capital and capital expenditures, and for other general corporate purposes;
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
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing activities to secure additional funds or restructure our existing debt. However, additional funds may not be available or we may not be able to restructure our existing debt when we need to on terms that are acceptable to us, or at all. Volatility in equity capital markets may materially and adversely affect our ability to fund our business through public or private sales of equity securities or debt restructuring. Rising interest rates and/or instability in the banking and finance industries may reduce our access to debt capital. Our current debt agreements and any future debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in the Credit Agreement, Senior Notes Indenture and any additional credit facilities or debt agreements we may secure in the future may restrict us from being able to conduct our operations in a manner appropriate for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.
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
In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. The conversion of our outstanding Convertible Notes and any future issuances of other equity or any future issuances of equity or convertible debt securities could result in significant dilution to our existing stockholders, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Notes upon a fundamental change or change of control under the applicable Notes Indenture (as defined below) governing the Notes or pay the principal amount of the Notes at maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes, as applicable.
Holders of the Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change or change of control, as applicable, before the applicable maturity date at a repurchase price as set forth in the Senior Notes Indenture or the indenture governing the applicable series of Convertible Notes (the “Convertible Notes Indenture” and, together with the Senior Notes Indenture, the “Notes Indentures”), as applicable, plus any accrued and unpaid special interest thereon, if any, as set forth in the applicable Notes Indenture. In addition, upon conversion of the Convertible Notes of the applicable series, we will be required to make cash payments in respect of such Convertible Notes being converted, as set forth in the applicable Convertible Notes Indenture. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed or repurchased, as applicable. However, even though we entered into the Credit Agreement, we cannot assure you that we will have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to (i) such series of Convertible Notes being converted or (ii) such series of Notes at their respective maturity.
In addition, our ability to repurchase the Notes of the applicable series or to pay cash (i) upon conversions of the Convertible Notes or (ii) at their respective maturity may be limited by law, regulatory authority, or potential agreements governing our future indebtedness. Further, our failure to repurchase such Notes at a time when the repurchase is required by the applicable Notes Indenture or to pay cash (i) upon conversions of such Convertible Notes or (ii) at their respective maturity, as required by the applicable Notes Indenture, would constitute a default under such Notes Indenture. A default, or the occurrence of a fundamental change or change of control, as applicable, under such Notes Indenture, could also lead to a default under potential agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change or change of control, as applicable, under the applicable Notes Indenture could itself constitute an event of default under any such Notes Indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase such series of Notes or make cash payments upon conversions thereof, as applicable.
The Senior Notes Indenture contains restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest.
The Senior Notes Indenture contains restrictive covenants that may limit our ability, and the ability of our subsidiary guarantors, to, among other things:
•create liens on certain assets to secure debt;
•grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2030 Senior Notes; and
•consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person.
As a result of these restrictions, we will be limited as to how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration or cross-acceleration of the 2030 Senior Notes. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.
Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due dates. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled under the applicable Convertible Notes Indenture to convert such Convertible Notes at any time during specified periods at their option. If one or more holders of a series elect to convert their Convertible Notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such series of Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Convertible Notes and our Class A Common Stock and we are subject to counterparty risk.
In connection with the issuances of the Convertible Notes, we entered into capped call transactions with the counterparties with respect to the Convertible Notes. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A Common Stock initially underlying the Convertible Notes. The capped call transactions are expected to offset the potential dilution as a result of conversion of the Convertible Notes.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A Common Stock and/or purchasing or selling our Class A Common Stock or other securities of ours in secondary market transactions at any time prior to the respective maturity of the Convertible Notes (and are likely to do so on each exercise date of the capped call transactions). This activity could also cause or prevent an increase or a decrease in the market price of our Class A Common Stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Convertible Notes or the shares of our Class A Common Stock. In addition, we do not make any representation that these transactions will not be discontinued without notice.
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
•changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, changes in diplomatic or trade relationships, banking crises, civil unrest in various parts of the world, acts of war (including geopolitical tensions related to Russia’s ongoing invasion of Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, and the ongoing armed conflict in Israel), terrorist attacks, or other catastrophic events, such as the global outbreak of COVID-19 or any future pandemic; and
•Geopolitical relations between the U.S. and China.
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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of September 30, 2023, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 54% of the voting power of our outstanding capital stock, and our founders, including our Executive Chairman, together hold a majority of such voting power. As a result, for as long as the Class B voting structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
On February 13, 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $175 million of our outstanding Class A Common Stock, subject to certain limitations. Subsequently, on May 16, 2023, and November 1, 2023, our board of directors authorized an additional share repurchase program under which we may repurchase up to an additional $125 million and $100 million, respectively, of our outstanding Class A Common Stock, also subject to certain limitations. We plan to fund repurchases under these programs from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Convertible Notes. Under the programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. As of September 30, 2023, we have repurchased approximately $249.4 million of our Class A Common Stock under these programs. The timing and number of any future shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review the programs periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The programs could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. These programs may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in 2019, France introduced a digital services tax at a rate of 3% on revenues derived from digital activities in France, and other jurisdictions are proposing or could introduce similar laws in the future. In addition, the United States recently introduced a 1% excise tax on stock buybacks, which could increase the cost to us of implementing our share repurchase programs or repurchasing our Series A Preferred Stock, and a 15% alternative minimum tax on adjusted financial statement income. Many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, including a proposed 15% global minimum tax. The Council of the European Union has adopted the proposed 15% global minimum tax for enactment by European Union member states by December 31, 2023, with implementation into the domestic laws of those states by the end of 2023. These rules will be applicable for fiscal years starting on or after December 31, 2023 for multinationals that meet the annual threshold of at least EUR 750 million of consolidated revenues. Any of these developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.
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
Our corporate headquarters and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in the U.S. (including in the state of California), Spain, Georgia, Bulgaria, and several countries in Asia, including China, the Philippines, India, and Australia. Many of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics such as the global outbreak of COVID-19, cyber-attack, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, and the ongoing armed conflict in Israel), political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters or geopolitical conflicts were to occur or worsen, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended September 30, 2023 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1) (3)
Balance as of June 30, 2023				125,539
July 1, 2023 to July 31, 2023	—	$—	—	125,539
August 1, 2023 to August 31, 2023	1,269,706	$29.18	1,269,706	88,676
September 1, 2023 to September 30, 2023	1,219,233	$31.24	1,219,233	50,591
Balance as of September 30, 2023	2,488,939		2,488,939	50,591
(1)On February 13, 2023, our board of directors (the “Board”) authorized a share repurchase program under which we may repurchase up to $175.0 million of the Company’s outstanding shares of Class A Common Stock, subject to certain limitations. Subsequently, on May 16, 2023 and November 1, 2023, the Board authorized an additional share repurchase program under which we may repurchase up to an additional $125.0 million and $100.0 million, respectively, of our outstanding Class A Common Stock, also subject to certain limitations, for a total repurchase authorization of up to $300.0 million under these programs. Under these programs, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization under the May and February programs is effective until December 31, 2023. The additional $100.0 million authorization under the November program expires on December 31, 2024. Refer to Note 10, Stockholders’ Deficit and Convertible Preferred Stock, and Note 15, Subsequent Events, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
(2)Weighted-average price per share excludes excise taxes and broker’s commissions.
(3)Amounts presented excludes excise taxes and broker’s commissions on share repurchases.
Item 3. Default Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), terminated and adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On September 1, 2023, Sonalee Parekh, our Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 77,599 shares of our Class A common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until February 26, 2024, or earlier if all transactions under the trading arrangement were completed.

On September 1, 2023, Sonalee Parekh, our Chief Financial Officer, also adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 183,036 shares of Class A common stock. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. In addition, the number of shares that may be sold under the trading arrangement could be increased by the number of shares of the company’s Class A common stock, if any (not yet determinable) are awarded to Ms. Parekh under the company’s employee equity bonus and executive equity compensation plans, which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions and in lieu of a portion of base salary. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 24, 2024 or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Second Amendment to Credit Agreement
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 1.01 (Entry into a Material Definitive Agreement) and Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant):
On November 2, 2023, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”), among the Company, the other loan parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent. The Second Amendment amends the Credit Agreement to increase the Term Loan by $75.0 million in accordance with the incremental loan provisions of the Credit Agreement, to an aggregate principal amount of $475.0 million.
Certain of the lenders under the Credit Agreement and their affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company or the Company’s affiliates. They have received, or may in the future receive, customary fees and commissions for those transactions.
Refer to Note 5, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement.
The foregoing description of the Second Amendment and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the Second Amendment, a copy of which is filed with this Form 10-Q as Exhibit 10.4 and incorporated herein by reference.
Reduction in Force Plan
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 2.05 (Costs Associated with Exit or Disposal Activities):
As part of broader efforts to optimize our cost structure, the Board of Directors approved a reduction-in-force plan in the fourth quarter of 2023. The Company estimates the aggregate incremental restructuring costs to be approximately $10.0 million to $15.0 million, primarily consisting of severance payments, employee benefits and related costs. The Company expects to incur these charges in the fourth quarter of 2023 and the first quarter of 2024. The Company expects the reduction-in-force to be substantially complete by the first quarter of 2024, subject to local law and consultation requirements, which may extend the process beyond the first quarter of 2024 in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the plan.
Increase to Share Repurchase Programs
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 8.01 (Other Events):
On November 1, 2023, the Company’s board of directors authorized an incremental $100.0 million under its share repurchase programs which, combined with the remaining $50.6 million available under previous authorizations as of September 30, 2023, results in approximately $150.6 million available to repurchase outstanding shares of the Company’s Class A Common Stock. Share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance and certain other limitations. The Company’s share repurchase programs do not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The additional $100.0 million authorization under this program expires on December 31, 2024.
Item 6. Exhibits.
    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1+	Change of Control and Severance Policy.	Filed herewith
10.2+	Offer Letter by and between the Registrant and Tarek A. Robbiati, dated July 31, 2023.	Filed herewith
10.3+	Separation Agreement and Release between the Registrant and Mo Katibeh dated August 7, 2023.	Filed herewith
10.4
Second Amendment to Credit Agreement, dated as of November 2, 2023, among RingCentral, Inc., the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent and as collateral agent
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

RingCentral, Inc.

Date: November 8, 2023	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2023	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)