Form 10-K
period 2023-12-31
RingCentral, Inc.
filed 2024-02-22
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‑based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $32.73 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $2.8 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 12, 2024, there were 82,393,035 shares of Class A Common Stock and 9,924,538 shares of Class B Common Stock outstanding.

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
•our success in all market segments;
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
•our ability to successfully incorporate artificial intelligence (AI) and machine learning powered features into our solutions;
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
•the impact of any failure of our solutions or solution innovations, including our innovations relating to AI;
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
ITEM 1.    BUSINESS
Overview
We are a leading provider of AI-driven cloud business communications, contact center, video and hybrid event solutions. We believe that our innovative solutions enable smarter interactions among customers and employees, turning conversations into meaningful insights that drive better business outcomes.
Our cloud-based business solutions are designed to be easy to use, providing a global user identity across multiple locations and devices, including smartphones, tablets, PCs and desk phones. Our solutions can be deployed rapidly and configured and managed easily. Our cloud-based solutions are location and device independent and better suited to address the needs of modern mobile and global enterprise workforces than are legacy on-premises systems. Through our open platform, we enable third-party developers and customers to develop integrations and workflows using our robust set of Application Programming Interfaces (“APIs”) and software developers’ kits (“SDKs”).
For today’s mobile and highly distributed workforce, RingCentral empowers people to connect from anywhere on any device, across any mode of communication. This gives today’s workforce the ability to communicate more productively and seamlessly in ways that traditional on-premises systems do not support.
RingCentral offers a fully integrated business communications platform, which includes cloud private branch exchanges (“PBX”), cloud contact center, video meetings and webinars, and events. RingCentral is focused on embedding AI into our product portfolio, which we believe is a key product differentiator for the markets and customers we serve.

Our cloud communications and customer engagement solutions are based on our Message Video Phone (MVP) platform. This open platform enables seamless integration with third-party and custom software applications, helping improve business workflows, drive higher employee productivity and enhance better customer service. Our global delivery capabilities support the needs of multi-national enterprises in multiple countries.
Our multi-product portfolio includes:
•RingCentral MVP, an AI-driven Unified Communications as a Service (“UCaaS”) platform, which includes team messaging, video meetings, business SMS and a cloud phone system;
•Contact Center as a Service (“CCaaS”), a set of cloud-based customer experience solutions that includes RingCentral Contact Center, and RingCX, a native omnichannel contact center with generative AI capabilities and conversation analytics launched in 2023;
•RingCentral Video, our branded video meeting solution with team messaging that enables smart video meetings, rooms solutions, and webinars;
•RingCentral Events, announced in November 2023 following the acquisition of Hopin Events and Session Platforms provides a robust set of features to host virtual, hybrid, and in-person events of all sizes and formats, spanning from single-session events to multi-day & multi-session conferences; and
•RingSense, announced in March 2023, is an AI platform for enhanced business communications and revenue intelligence that helps organizations unlock powerful insights from conversation data. RingSense for Sales, the first offering in this portfolio, analyzes interactions among salespeople and their prospects to surface key insights and performance measures, helping increase sales efficiency.
We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the years ended December 31, 2023 and 2022, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues has historically been primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We continue to support our direct inside sales force while also developing indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Strategic partners who market and sell our MVP or other solutions, including co-branded solutions. Such partnerships include Alcatel-Lucent Enterprise (“ALE”), Amazon Web Services (“Amazon”), Atos SE (“Atos”), Avaya LLC (“Avaya”), and Mitel US Holdings, Inc. (“Mitel” or “Unify”); and
•Global Service Providers including AT&T (“AT&T”), TELUS Communications Company (“TELUS”), BT Group plc (“BT”), Vodafone Group Services Limited (“Vodafone”), Deutsche Telekom (“DT”), Optus Networks Pty Ltd (“Optus”) in Australia, 1&1 Versatel and Ecotel in Germany, MCM in Mexico, Frontier, Charter Communications and others.
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
Our Solutions
Our AI-driven cloud-based business communications, collaboration, and customer engagement solutions function across multiple locations and devices, including smartphones, tablets, PCs and desk phones, allow for communication across multiple modes, including high-definition (“HD”) voice, video, SMS, messaging and collaboration, conferencing, and fax. Our proprietary solutions enable a more productive and dynamic workforce and are architected using industry standards to meet modern business communications and collaboration requirements, including workforce mobility, “bring-your-own” communications device environments and multiple communications methods.
Our solutions are delivered using a highly available, and rapidly and easily scalable infrastructure, allowing our customers to add new users regardless of where they are located within our service footprint and promote business continuity. Our solutions require little to no upfront infrastructure hardware costs or ongoing maintenance and upgrade costs commonly associated with on-premise systems and can be integrated with other existing communication systems.
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
•Global.    Our core UCaaS capabilities support multinational enterprise workforces, connecting multinational workforces globally, while reducing the complexity and high costs of maintaining multiple legacy private branch exchanges (“PBX systems”) with a single global cloud solution.
•Generative AI.    We are focused on embedding AI capabilities into all of our products, providing our customers with an affordable way to benefit from advancements of this key technology. RingCentral has developed a set of unique AI models that deliver conversational speech analysis and emotional sentiment recognition, which allows the Company to deliver a set of enhanced features across its product portfolio.
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
•Seamless and Intuitive Integration with Other Applications.    Applications are proliferating within businesses of all sizes. Integration of these business applications with legacy on-premise systems is typically complex and expensive, which limits the ability of businesses to leverage cloud-based applications. Our platform provides seamless and intuitive integration with multiple popular cloud-based business applications such as Microsoft productivity and CRM tools, Google G-Suite, Salesforce CRM, Oracle, Okta, Zendesk, Box, and Workday, as well as line-of business applications.
•Enterprise-grade Security and Compliance.    RingCentral emphasizes data security through a secure cloud platform demonstrated through numerous third-party attestations and certifications. These certifications and attestations highlight RingCentral's strong commitment to maintaining high standards of data security and regulatory compliance.
•Mission Critical Reliability.    RingCentral has a long-standing industry-leading service level agreement (SLA) of 99.999% uptime offered in over 45+ countries. With over 15 geographically dispersed data centers and media points of presence, RingCentral provides a global infrastructure that ensures mission critical continuity for your organization.

We have a portfolio of cloud-based offerings that are subscription-based and made available at different monthly rates, varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings, which include the following:
RingCentral MVP.    RingCentral MVP, our flagship solution, provides an AI-embedded experience for communication and collaboration across multiple modes, including HD voice, video, SMS, messaging and collaboration, conferencing, online meetings, and fax. RingCentral MVP offers a unified Message, Video, and Phone experience on our global platform. Customers can extend RingCentral MVP to support their multinational workforce in many countries around the world. This subscription is designed primarily for businesses that require a communications solution, regardless of location, type of device, expertise, size, or budget. Businesses are able to seamlessly connect users working in multiple office locations on smartphones, tablets, PCs and desk phones. The features, capabilities and price per user increase from Core to Ultra. The solution capabilities include high-definition voice, call management, mobile applications, business SMS and MMS, fax, team messaging and collaboration, audio/video/web conferencing capabilities, out-of-the-box integrations with other cloud-based business applications, and business analytics and reporting. Our platform also enables customers to create, develop, and deploy custom integrations using our APIs.
Key features of RingCentral MVP include:
•AI-driven Cloud-Based Business Communications Solutions.    We offer multi-user, multi-extension, AI-driven cloud-based business communications solutions that do not require installation, configuration, management, or maintenance of on-premise hardware and software. Our solutions are instantly activated and deliver a rich set of functionalities across multiple locations and devices.
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
•RingCentral Business Analytics.   RingCentral offers a suite of add-on analytics that provide real-time information and customizable dashboards so that customers can better monitor their agents and business performance. These offerings include RingCentral Live Reports, RingCentral Business Analytics and RingCentral Business Analytics Pro.
•RingCentral for Microsoft Teams.   RingCentral for Microsoft Teams is an embedded app for Microsoft Teams users, giving companies the ability to integrate RingCentral’s cloud PBX capabilities directly into the Microsoft platform.
•RingCentral for Frontline Workers.   RingCentral for Frontline Workers is an add-on or standalone product designed for essential workers or field staff to enhance employee- or company-owned mobile devices with walkie-talkie, voice, AI-powered video capabilities, team messaging, file sharing, and more.
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
•RingCentral Overlay.   RingCentral Overlay provides partners with the ability to retain existing calling capability and add on additional collaboration tools offered by RingCentral, such as messaging and video conferencing. Through our Global Service Providers unit, we make it easy for strategic partners to leverage the RingCentral platform to launch co-branded offerings.
RingCentral Contact Center and RingCX.    RingCentral Contact Center is a collaborative contact center solution that delivers AI-driven omni-channel and workforce engagement solution with integrated RingCentral MVP. RingCentral Contact Center brings together the powerful integration of CCaaS which leverages technology from NICE inContact, Inc., along with RingCentral MVP, enabling an easy collaboration while delivering seamless omnichannel experiences across more than 30 digital and voice channels. In August 2023, we launched RingCX, our next generation, AI-driven contact center solution that delivers a complete native omnichannel experience.
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
RingCentral Professional Services. Professional Services helps guide our customers through the many points of the cloud adoption lifecycle: consultation, UCaaS and CCaaS implementation, VoIP phone system adoption, configuring custom workflows, customer and user onboarding, ongoing support, advanced support, managed services, and more.
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
Our Customers
We have a diverse and growing customer base across a wide range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. We seek to establish and maintain long-term relationships with our customers. We do not have significant customer concentration and no individual customer accounted for more than 10% of total revenue for the years ended December 31, 2023, 2022, and 2021. We believe that we will not have significant customer concentration in the future.
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
•Indirect Sales.    Our indirect sales channel consists of global and regional networks of resellers and distributors, strategic partners and global and regional service providers. Our indirect sales channels help broaden the adoption of our solutions and enable us to leverage the channel to sell our services as well as access their customer bases.
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
Research and Development

We believe that continued investment in research and development is critical to expanding our leadership position within the cloud-based business communications, collaboration, and contact center solutions market and is a key element of our culture. We devote the majority of our research and development resources to software development. Our engineering team has significant experience in various disciplines related to our platform, such as voice, video, events, text, team messaging and collaboration, mobile application development, IP networking and infrastructure, contact center, digital customer engagement, user experience, security, and robust multi-tenant cloud-based system architecture.
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
Technology and Operations
Our platforms are hosted both in private and public clouds. Our private clouds are built on a highly scalable and flexible infrastructure comprised of commercially available hardware and software components. Our public clouds are built on a scalable platform that allows us to leverage shared components and services, enabling us to rapidly develop new features and functionalities on our existing platform without re-architecting the infrastructure to achieve geographical redundancy and high availability. We believe that both hardware and software components of our platform can be replaced, upgraded or added with minimal or no interruption in service. The system is designed to have no single point-of-failure. We also utilize Amazon’s public cloud services, and for the foreseeable future, we expect to increase our utilization of such services.
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
Our worldwide intellectual property portfolio includes over 450 issued patents, which expire between 2024 and 2041, and over 90 patent applications, pending examination in the U.S. and in foreign jurisdictions, all of which are related to U.S. applications. In general, our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our solutions and subscriptions. In the future, we may “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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
•other cloud companies such as 8x8, Inc., Amazon.com, Inc., DialPad, Inc., GoTo, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp. (acquired by Ericsson), and Zoom Video Communications, Inc.;
•video meeting and collaboration service providers such as Amazon.com, Inc., Apple Inc., Alphabet Inc. (Google G-Suite and Meet), Meta Platforms, Inc., Microsoft Teams, Slack Technologies, Inc. (acquired by Salesforce.com, Inc.), and Zoom Video Communications, Inc.;
•other technology companies such as Alphabet Inc. (Google Voice), Meta Platforms, Inc., Oracle Corporation, and Salesforce.com, Inc., any of which might launch its own cloud-based business communication services or acquire other cloud-based business communications companies in the future;
•providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., Vonage Holdings Corp. (acquired by Ericsson), and Slack Technologies, Inc. (acquired by Salesforce.com, Inc.), on which customers can build diverse solutions by integrating cloud communications into business applications;
•contact center and customer relationship management providers such as Amazon.com, Inc., Alvaria, Inc., Avaya Inc., Five9, Inc., NICE InContact (including LiveVox Holdings, Inc.), Genesys Telecommunications Laboratories, Inc., Serenova, LLC (acquired by Enghouse Systems Ltd.), Talkdesk, Inc., Vonage Holdings Corp. (acquired by Ericsson), Salesforce.com, Inc., Twilio Inc., and Zoom Video Communications, Inc.; and
•digital engagement vendors such as eGain Corporation, LivePerson, Inc., among others named above that may offer similar features.
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
Our diversity and inclusion initiatives honor the unique background, identity and perspectives of each individual in our organization and we are committed to the success of our workforce and customers. We continue to drive key initiatives in talent acquisition and talent management to focus on increasing the representation of women and underrepresented groups in our global workforce. We received recognition for our initiatives in the area of diversity, equity and inclusiveness, wherein the Company was recognized as one of the “Best Company for Diversity” by Comparably in 2023. We encourage and support employee resource groups like our LGBTQ+ group, Black employees group and Pan-Asian group, among others. We continue to look for ways to further expand our efforts in the area of diversity, equity and inclusion.
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
As of December 31, 2023, we had 4,084 full-time employees located in 16 countries. As of December 31, 2023, approximately 47% of our full-time employees were located outside of the United States. Our geographic diversification enhances our ability to retain and attract highly skilled talent, have an employee base across the globe to be closer to our customers, as well as manage our headcount costs.
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
Regulatory
As a provider of communication services over the Internet, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund, and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; complying with caller ID authentication and anti-robocall measures; and porting phone numbers upon a valid customer request. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess interconnected Voice over Internet Protocol (“VoIP”) services. In addition, we have certified a wholly owned subsidiary as a competitive local exchange carrier in thirty states and the District of Columbia, and registered as an IP-enabled Service Provider in an additional eleven states. This subsidiary, RCLEC, is subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commissions in states where the subsidiary provides services. Specific regulations vary on a state-by-state basis, but generally include the requirement for our subsidiary to register or seek certification to provide its services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection, and consumer protection requirements.
As we have expanded internationally, we have become subject to laws and regulations in the countries in which we offer our subscriptions. Regulatory treatment of communications services over the Internet outside the U.S. varies from country to country, and may be more onerous than imposed on our subscriptions in the U.S. In the United Kingdom, for example, our subscriptions are regulated by Ofcom, which, among other things, requires electronic communications services providers such as our company to provide all users access to both 112 (EU-mandated) and 999 (U.K.-mandated) emergency service numbers at no charge. Similarly, in Canada, our subscriptions are regulated by the CRTC, which, among other things, imposes requirements like those in the U.S. related to the provision of E-911 services, in all areas of Canada where the wireline incumbent carrier offers such 911 services. Over the course of 2023, many countries across Europe implemented the EU Electronic Communications Code, clarifying and updating obligations on PSTN-connected voice service providers as well as imposing new requirements on number-independent services such as videoconferencing and team messaging. Additionally, the French regulatory agency, ARCEP, has made major changes to its telephone numbering plan that went into effect in January 2023, allowing for greater nomadic use of services like ours, and prohibiting the sub-assignment of phone numbers to resellers, requiring each provider to obtain numbers directly from ARCEP. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on the use of our subscriptions in international locations.
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
•We rely on third parties, including third parties in countries outside the U.S., primarily in Georgia and the Philippines for a significant portion of our software development, quality assurance, operations, and customer support.
•Global economic conditions may harm our industry, business and results of operations, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing war between Israel and Hamas, and relations between the United States and China.
•Our historically rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
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
We have incurred substantial net losses since our inception. We have historically spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.
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

•our ability to realize the benefits of our existing strategic partnerships and other strategic relationships that we may enter into in the future;
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
•the retention of our senior management and other key employees, their ability to execute on our business plan and the loss of services of senior management or other key employees, whether in the past or in the future;
•the timing and cost of developing or acquiring technologies, services or businesses, and our ability to successfully manage any such acquisitions;
•our ability to execute our operating plans successfully while reducing costs and optimizing operating margin;
•our ability to generate and grow our non-GAAP adjusted, unlevered free cash flow;
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing war between Israel and Hamas, and U.S.-China relations.
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

We rely on third parties, including third parties in countries outside the U.S., primarily in Georgia and the Philippines for a significant portion of our software development, quality assurance, operations, and customer support.
We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services, including third parties in countries outside the U.S. Specifically, we have outsourced some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants in Tbilisi, Georgia. In addition, we outsource a portion of our customer support, inside sales, network operation control functions, and general and administrative activities to third-party contractors located in Manila, the Philippines. Our dependence on third-party contractors, including those in countries outside the U.S., creates a number of risks, in particular, the risk that we may not maintain service quality, control, or effective management with respect to these business operations.
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
A portion of our software development, quality assurance, and network operations workforce is located in Ukraine and Israel, where there are armed conflicts.
In the past, we depended on third-party partners in Russia and Ukraine for software development, quality assurance and operations. Following Russia’s invasion of Ukraine, our former third-party partner in Russia ceased its operations and a substantial proportion of its affected personnel relocated to other countries such as Georgia, Spain, and Bulgaria. We are working with our third-party contractor in Ukraine and in Georgia to relocate their personnel to Spain, Bulgaria, and other countries; and we have had to further relocate and in the future may need to relocate some of these personnel to still other countries; however, we cannot assure you that we can permanently relocate them in a cost effective manner, or at all. In addition, we have discontinued our partner operations in Ukraine, which has disrupted our development efforts and our release of new features. We have incurred, and may in the future further incur, increased costs associated with managing or assisting in relocating our partners’ personnel or engaging with alternative third-party contractors or hiring employees outside of Russia and Ukraine, which could negatively impact our operating results and financial condition.
We also have engineering operations located in Israel, which continues to be affected by the war between Israel and Hamas. This ongoing and evolving conflict, as well as the war between Russia and Ukraine, could create or heighten global security concerns, increase the risk of cyber-attacks, and have a lasting impact on regional and global economies, all of which could have a material adverse effect on our business, financial condition and results of operations.
Global economic conditions may harm our industry, business and results of operations, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing war between Israel and Hamas, and relations between the United States and China.
We operate globally and, as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, lower consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability, changes in laws, instability in the banking and financial system, and trade barriers and sanctions. Recently, inflation and interest rates in the U.S. have risen to levels not seen in several years, which has increased and may continue to increase our operating costs. In addition, such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, any U.S. federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years such that we are generally unable to make corresponding increases in contract pricing, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers. Geopolitical conflicts, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing war between Israel and Hamas, and U.S.-China relations, are heightening these risks.

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
Our historically rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
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
We continue to experience growth in our business. This growth has placed and may continue to place significant demands on our management, organizational structure, and our operational and financial infrastructure, particularly as we try to become more profitable and financially and operationally efficient. As our operations grow in size, scope, and complexity, we may need to increase our sales and marketing efforts and may add additional sales and marketing personnel in various regions worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure could require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base.
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, partners, and global service providers, develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures, and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly further international expansion and the transition to a multi-product company, could add complexity to our organization, require effective communication and coordination throughout our organization, and result in additional costs. For example, such expansion may require us to set up regional and country governance models to manage our operations in certain countries, which may result in incremental general and administrative expenses. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.
Our future operating results will rely in part upon the successful execution of our relationships with our strategic partners and global service providers, including Avaya, Amazon, Atos, ALE, Mitel (Unify), Charter Communications, Vodafone, DT, Optus, and other partners and resellers, some or all of which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. Realizing the benefits of our partnerships, particularly our relationships with our strategic partners and global service providers, including Avaya, Atos, ALE, Mitel (Unify), Charter Communications, Vodafone, DT, and Optus, will depend on a variety of factors, including our ability to work with our strategic partners to develop, market and sell our MVP and co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), and our other offerings. Setting up and maintaining the operations and processes of these strategic relationships may cause us to incur significant costs and disrupt our business. The failure to successfully, effectively, and timely implement and operate our strategic relationships could harm our ability to realize the anticipated benefits of one or more of these partnerships and could adversely affect our results of operations. In addition, our ability to successfully operate our strategic partnerships relies on partner performance, which can be affected by financial conditions, insolvency, corporate restructures, divestiture, changes in management, changes in control, and other changes affecting our partners’ business operations. For example, Mitel recently announced that it has completed the acquisition of Unify from Atos. We expect to continue our partnership with Unify as part of Mitel. Although we do not expect this acquisition to impact our partner programs, we cannot assure you that this would be the case.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is competitive, and we expect competition to increase in the future. We face intense competition from other providers of business communications and collaboration systems and solutions.
Our competitors include traditional on-premises, hardware business communications providers such as ALE, Avaya, Cisco Systems, Mitel, NEC Corporation, Siemens Enterprise Networks, LLC, their resellers, agents and others, as well as companies such as Microsoft Corporation and Cisco Systems, Inc., and their resellers that license their software. In addition, certain of our global service providers and strategic partners, such as AT&T, BT, TELUS, Vodafone, DT, Amazon, Avaya, Atos, ALE, and Mitel (Unify) market and sell our solutions, but they are also competitors for business communications services, selling and marketing their own solutions as well as, in some cases, other third-party solutions. Some of these companies may have significantly greater resources than us and currently, or may in the future, develop and/or host their own solutions through the cloud. Such competitors may not be successful in or cease marketing and selling our solutions to their customers and may ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth. We also face competition from other companies and established communications providers that resell on-premises hardware, software, cloud and hosted solutions, such as 8x8, Inc., Amazon.com, Inc., Dialpad, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp., and Zoom Video Communications, Inc., which has introduced a voice solution. Established communications providers, such as AT&T, Verizon Communications Inc., T-Mobile, and Comcast Corporation in the U.S., TELUS and others in Canada, Telefonica Spain, DT, and BT, Vodafone Group plc, and others in the U.K., that resell on-premises hardware, software, and hosted solutions, compete with us in business communications and currently, or may in the future, develop and/or host their own cloud solutions. We may also face competition from other large Internet companies, such as Alphabet Inc. (Google Voice), Meta Platforms, Inc., Oracle Corporation, and Salesforce.com, Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future. We also compete against providers of communications platform as a service solutions and messaging software platforms with APIs such as Twilio Inc., and Slack Technologies, Inc. (acquired by Salesforce, Inc.), on which customers can build diverse solutions by integrating cloud communications into business applications. We face competition with respect to this solution from contact center and customer relationship management providers such as Amazon.com, Inc., Avaya, Five9, Inc., NICE InContact (including LiveVox Holdings, Inc.), Genesys Telecommunications Laboratories, Inc., Talkdesk, Inc., Vonage Holdings Corp., Salesforce.com, Inc., and Twilio Inc. We also face competition from digital engagement vendors such as eGain Corporation, LivePerson, Inc., among others named above that may offer similar features.
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
Our future success depends on our continued ability to establish and maintain a network of channel relationships. A substantial portion of our revenues is derived from our network of sales agents, brokers, and resellers, which we refer to collectively as channel partners, many of which sell or may in the future decide to sell their own business communications services or business communications services from other providers. Governmental regulators and contractual restrictions with telecom carriers may also restrict the ability of our channel partners and resellers to resell our products and services in some countries. We generally do not have long-term contracts with these channel partners, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential channel partners to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while some of our strategic partners and global service providers, such as AT&T, BT, TELUS, Vodafone, DT, Avaya, Atos, ALE, and Mitel (Unify) also sell and market our solutions on an exclusive or non-exclusive basis, they may also sell and market competing business communications. Some of these companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or third-party cloud solutions. Such competitors may cease marketing or selling our solutions to their customers and may ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.
We have also entered into certain agreements with our strategic partners and global service providers to sell and market certain of our solutions. However, there can be no guarantee that our strategic partners, global service providers and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. In addition, from time to time, we have had disagreements with certain of our strategic partners. Further, certain partners have failed in the past, and may fail in the future, to meet their minimum contractual seat and/or revenue commitments, including recoupment of advance payments. The Company has in the past, and may in the future, renegotiate the terms of its strategic partnership agreements, including converting strategic partners from exclusive to non-exclusive partners.
In addition, we are in the process of transforming generally our channel partner go-to-market strategy, with increasing enablement of a resale/wholesale model, which requires significant changes to our systems and processes. These system and process changes could result in longer time to implement our strategy which could have an impact on our revenue.
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
In addition, we currently use and may in the future continue to use third-party service providers to deliver certain features of our subscriptions. For example, although we introduced our own video and web conferencing solution in April 2020 and have migrated many of our customers to RingCentral Video, there are still several existing customers who continue to use Zoom Video Communications, Inc. for HD video and web conferencing and screen sharing features, Bandwidth.com for texting capabilities, and NICE inContact, Inc. for contact center capabilities. In the future, we may not continue to have long-term contracts with any or all of these third-party providers. In the same way, our customers may from time to time require that we resell them third-party software, hardware and services that we do not regularly offer. Therefore, in some instances, we are required to obtain these software, hardware and services from third-party providers. Any of these service providers could elect or attempt to stop providing us with access to their services or our contracts with these third-party providers may terminate, expire, or be breached. If any of these service providers ceases to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations. Furthermore, we are no longer offering or selling RingCentral Meetings to new customers and are instead offering our own RingCentral Video solution, and, in light of our settlement with Zoom, we believe that we will be able to migrate all or substantially all of our customers to RingCentral Video. Nevertheless, it is possible that not all existing customers will migrate to RingCentral Video. Therefore, our inability to offer and sell RingCentral Meetings, or to successfully transfer existing customers to our own solution, may cause some prospective customers not to purchase our services and/or existing customers not to renew their contracts for our services or to renew for a fewer number of seats.
Relatedly, U.S. mobile carriers are now requiring businesses using SMS on over-the-top providers, including all Communications Platform as a Service (“CPaaS”) and UCaaS providers, such as RingCentral, to register with The Campaign Registry (“TCR”), to ensure text messages are compliant with wireless carrier guidelines, as well as to reduce spam. These new rules affect our customers, and we have built integrations with TCR to facilitate those registrations for our customers. TCR registration and related vetting can be cumbersome and costly and may cause customer churn, especially for SMB customers that have more limited person-to-person SMS needs. In the future, customers who are not registered with TCR may not be able to send or receive SMS using our service. Additionally, SMS aggregators and wireless carriers sometimes block legitimate SMS traffic without prior notice, which may negatively impact our customers.
Finally, if problems occur with any of these third-party network or service providers, it may cause errors or poor call quality in our subscriptions, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor call quality in our subscriptions, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our subscriptions, termination of our relationships and agreements with our channel partners, strategic partners, or global service providers, or liability for failure to meet service level agreements which may require us to issue service credits or pay damages, and may seriously harm our business and results of operations.
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
We currently serve our North American customers from geographically disparate data center hosting facilities in North America, where we lease space from Equinix, Inc., and other providers, and we serve our European customers from third-party data center hosting facilities in Europe. We also use third-party co-location facilities located in various international regions to serve our customers in these regions. Certain of our solutions are hosted by third-party data center facilities including Amazon Web Services, Inc. (“AWS”), NICE inContact, Inc., and Google Cloud Platform. In addition, RCLEC uses third-party co-location facilities to provide us with network services at several locations. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new and retain existing customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.
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
Despite precautions taken at these facilities, the occurrence of a natural disaster, public health crisis or pandemic, human error, cybersecurity incident, including ransomware or denial-of-service attack, an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our subscriptions. Even with the disaster recovery arrangements in place, our subscriptions could be interrupted.
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
Interruptions in our services caused by undetected errors, failures, or bugs in our services could harm our reputation, result in significant costs to us, and impair our ability to sell our subscriptions.
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from cyber-attacks, denial-of-service events, unauthorized entry, insider threats, rogue employees or contractors, computer malware or other security incidents, including events beyond our control. Although we require our employees to undertake privacy and cybersecurity training, we have from time to time, been subject to communications fraud and cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future, particularly as the frequency and sophistication of cyber-attacks increases. For example, an increase in cyber-attack activity, such as ransomware and phishing attacks, has been observed in connection with of the war between Russia and Ukraine. We cannot assure you that our backup systems, regular data backups, security controls and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, service outages, data breach, data loss, unauthorized access, loss of use, interruption, or increased charges from our technology vendors.

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
In addition, we use third-party vendors who, in some cases, have access to our data and our employees’, partners’, and customers’ data. We employ layered security measures and have a means of working with third parties who report vulnerabilities to us. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors’ computing devices, infrastructure, or networks have in the past, and may in the future, be vulnerable to hackers, computer viruses, worms, ransomware, other malicious software programs, employee theft or misuse, phishing, denial-of-service attacks, or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network, or business practices or our or our vendors’ customers, employees, business partners, consultants, or other Internet users who attempt to invade our or our vendors’ corporate and personal computers, tablets, mobile devices, software, data networks, or voice networks. Security weaknesses or vulnerabilities in our, our vendors’, or our customers’ infrastructure, networks, or business practices that are successfully targeted could lead to increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our partners and our customers, fines, claims, investigations and other proceedings, reduced revenue, or harm to our reputation or competitive position. In addition, even if not targeted, in strengthening our security controls or in remediating security vulnerabilities, we could incur increased costs and capital expenditures.
We have implemented remote working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure, networks, and the information, including personally identifiable information, we process, including for example by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store company-controlled information outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home since the onset of the COVID-19 pandemic. We also allow a substantial number of our employees that are designated “remote” who primarily work from home, and “hybrid” who work from home several days per quarter, although we may change our work from home/return-to-office policy in the future. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware, other malware and phishing attacks, and we may remain responsible for unauthorized access to, loss, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain, even if the security measures used to protect such information comply with applicable laws, regulations and other actual or asserted obligations. Additionally, due to political uncertainty and military actions and related activities associated with the war between Russia and Ukraine and the war between Israel and Hamas, we and our vendors, business partners, and consultants are vulnerable to heightened risks of cyber-attacks from nation-state actors or their affiliated entities, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain (including our software supply chain), continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts, or those of our suppliers, will be successful.
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
It is critical to our business that our sensitive information and that of our employees’, strategic partners’, global service providers’, channel partners’ and customers’ remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach or incident could expose us to litigation, indemnity obligations, government investigations, contractual liability, and other possible liabilities. Additionally, a cyber-attack or other information security incident, whether actual or perceived, could result in negative publicity, which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs, including remediation costs, disruption of operations, or increased cybersecurity protection costs, that may have a material adverse effect on our business. In addition, a cybersecurity breach or incident of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information and data (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above. A cybersecurity breach or incident of our partners’ or vendors’ systems can result in similar actual or perceived impacts.
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
Laws, regulations, and enforcement actions relating to security and privacy of information continue to evolve. For example, with respect to security, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. Additionally, we are closely monitoring the development of rules and guidance that may apply to us, including, for example, pursuant to the Cyber Incident Reporting for Critical Infrastructure Act of 2022. We have incurred and expect to continue to incur significant expenses to prevent security incidents. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and may be costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. It is possible that, in order to support changes to applicable laws and to support our expansion of sales into new geographic areas or into new industry segments, we will need to change or enhance our cybersecurity systems, which may make it more expensive to operate in certain jurisdictions and may also increase the risk of our non-compliance with such changing laws and regulations.

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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees, whether in the past or in the future, could significantly delay or prevent the achievement of our business, financial, developmental and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience, and effort of our co-founder, Chairman and Chief Executive Officer, Vladimir Shmunis, who has provided our strategic direction for over 20 years and has built and maintained what we believe is an attractive workplace culture. Mr. Shmunis previously stepped down from his role as Chairman and Chief Executive Officer and transitioned to Executive Chairman of the company during the third quarter of 2023. In the fourth quarter of 2023, he returned to his role as Chairman and Chief Executive Officer. Any future changes resulting from the hiring or departure of executives, could disrupt our business and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may therefore terminate employment with us at any time with no advance notice. The replacement of any current or future senior management personnel could involve significant time and costs, and any such loss could significantly delay or prevent the achievement of our business objectives.
Our future success also depends on our ability to continue to attract and retain highly skilled personnel. Despite many recent layoffs in the technology industry and at the company, we believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where a significant portion of our U.S. sales and customer support office and our network operations center is located, and in other locations where we maintain offices, and in some or all of the other locations where we have employees. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. Similar risks exist with respect to immigration regulations in other countries where we operate, may operate in the future or have employees or contractors. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel.

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
Customer turnover, as well as reductions in the number of users or pricing tier(s) for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our services, including third-party services and products that we integrate or sell as separate items to our customers, the value proposition of our services, the customer support we provide, or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. In addition, the impact of the global economic conditions, including concerns about heightened inflation and an associated economic downturn, and instability in the banking and financial system, could cause financial hardship for our customers, decrease technology spending, materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, cause our customers to seek a decrease in the number of users or solutions for which they subscribe, or impact our ability to collect in a timely manner monies due from the customer. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, or do not pay their subscription fees, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
In order to grow our business, we must continue to attract new customers, retain existing customers, and expand the number of users in, and services provided to, our existing customer base on a cost-effective basis. We use and periodically adjust the mix of advertising and marketing programs to promote our services. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our services. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. In addition, a global slowdown of economic activity may disrupt our sales channels and our ability to attract new customers, which may require us to adjust our advertising and marketing programs or make further investments in these programs. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenues generated by such expenses, and we may fail to otherwise experience an increase in revenues or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.

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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop more slowly than we anticipate, or develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice and video communications by businesses, as compared to email and other data-based methods, and future demand for and adoption of Internet voice and video communications systems and services. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. As we develop, acquire, and introduce new services and technologies, including those that incorporate AI and machine learning, such as RingSense, we may be subject to new or heightened legal, ethical, and other challenges. Currently, we derive a majority of our revenues from subscriptions to RingCentral MVP, and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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
We have incorporated a number of AI-powered features, including RingSense, into our solutions and are making investments in expanding our AI capabilities. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving legal and regulatory landscape. The successful integration of new and emerging AI technologies, such as generative AI, automated speech recognition (ASR), text-to-speech (TTS) and natural language processing (NLP) into our platforms and solutions will require additional investment, and the development of new approaches and processes, which will be costly and increase our expenses.
Further, the incorporation of AI-powered features into our solutions will subject us to new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. Intellectual property ownership and license rights, including copyright, surrounding AI technologies have not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we configure and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. It is possible that new laws and regulations will be adopted in the United States and in other countries, or that existing laws and regulations will be interpreted in ways that would affect the operation of our solution and the way in which we use AI. In addition, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.

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
Our workforce is exposed to and uses AI technologies for certain tasks related to our business. We have guidelines and policies specifically directed at the use of AI tools in the workplace. Nevertheless, the use of these AI tools, whether authorized or unauthorized, by our workforce, poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients, and the misuse of our or third-party intellectual property. Use of AI technology by our workforce, even when used consistent with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information, and failure to comply with open source software requirements. In addition, our employees use AI tools for various design and engineering tasks such as writing code and building content, and these AI technology tools may produce inaccurate responses that could lead to errors in our decision-making, solution development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies, guidelines and procedures governing the use of AI technology, and compliance by our workforce.
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
We have significant operations directly or through third parties in many countries including the U.S., Canada, the U.K., China, the Philippines, Germany, Georgia, Bulgaria, Spain, Australia, India, and France. We also sell our solutions to customers in several countries in Europe, as well as in Australia, India and Singapore, and we may continue to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
•political and economic instability created by the war between Russia and Ukraine and the war between Israel and Hamas;
•deterioration of political relations between the U.S. and other countries in which we operate, particularly China and the Philippines; and
•political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the U.S. against these countries, such as the ongoing geopolitical tensions related to the war between Russia and Ukraine, and resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, as well as the war between Israel and Hamas, all of which could have a material adverse effect on our operations.
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
•the inability to implement new channel models and go-to-market motions; and
•the inability to set up the necessary processes and systems to efficiently operate the partnerships.
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
As of December 31, 2023, we have federal net operating loss carryforwards (“NOLs”) of $1.8 billion, of which $66.1 million are set to expire in 2037, while the remaining portion does not expire. Additionally, we have state net operating loss carryforwards of $1.3 billion that will begin to expire in 2024. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our reported financial condition and results of operations.
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
In addition, the federal Telephone Consumer Protection Act (“TCPA”) and FCC rules implementing the TCPA prohibit sending unsolicited facsimile advertisements or making illegal robocalls, subject to certain exceptions. The FCC may take enforcement action against persons or entities that send “junk faxes,” or make illegal robocalls and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements or making illegal robocalls apply to those who “send” the advertisements or make the calls, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes or making of illegal robocalls and have failed to take steps to prevent such transmissions may also face liability under the FCC’s rules, or in the case of illegal robocalls, Federal Trade Commission (“FTC”) rules. We take significant steps designed to prevent our systems from being used to make illegal robocalls or send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes or make illegal robocalls. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC or FTC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. If any of these were to occur, we could be required to incur significant costs and management’s attention could be diverted. Further, if we were to be held liable for the use of our service to send unsolicited faxes or make illegal robocalls or to settle any action or proceeding, any judgment, settlement, or penalties could cause a material adverse effect on our operations.
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
International Regulation
As we expand internationally, we may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws, regulations, taxes, and fees in the foreign countries where we offer our subscriptions. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations and go to market practices. European Union member states are currently implementing the new European Electronic Communications Code, including major modifications to the telecommunication laws and regulations in Germany, United Kingdom, and France. Updated regulations in Europe and in the United Kingdom require providers to perform assessments on the security and resilience of their networks as well as on the accuracy of their metering and billing systems. New guidelines in the United Kingdom and other European countries require providers to implement Know-Your-Customer vetting which may complicate and elongate the sales process. Local telecom regulatory restrictions in France limit our ability to sell numbers and other services in a wholesale motion to channel partners; other European countries have passed or are considering similar regulations. The recent EU Digital Service Act requires cloud and digital providers to adopt measures to prevent disinformation, increase transparency and improve protection for users of digital services in the EU. Internationally, we currently sell our subscriptions in Canada, the U.K., Australia, Singapore, and several European countries. We also offer our Global MVP solution, enabling our multinational customers in locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, emergency call services, call authentication, and other laws and regulations in additional countries as we continue to expand our Global MVP solution internationally.
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
In the course of providing our services, we collect, store, and process many types of data, including personal data. Moreover, our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store personal information, which may include, among others, personally identifiable health, financial, and other sensitive information.
RingCentral’s collection, storage, retention, use, processing, transmission, sharing, disclosure, and safeguarding of personal data (collectively, “processing”) is subject to myriad obligations and restrictions flowing from law, regulation, industry standards, and contract. In addition to U.S. federal, state, and local law and regulation, RingCentral is subject to numerous foreign laws and regulations governing these matters where we do business throughout the world. The scope and status of these obligations and restrictions is uncertain, changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other rules. Failure to comply with obligations and restrictions related to data privacy, data protection, and security in any jurisdiction in which we operate could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm our business.
For example, the GDPR, which came into force in May 2018, strengthened existing data protection regulations in the EU. Its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. National data protection supervisory authorities have been actively monitoring and sanctioning noncompliance with applicable regulations with particular focus on use of cookies without consent, behavioral profiling, protection of children data, and breach of security. The authority to impose such fines is in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach that causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. Other European countries have adopted omnibus privacy laws that are based on or similar to the GDPR or are updating their existing privacy laws to reflect GDPR standards, including Switzerland, the United Kingdom, and members of the European Economic Area (the “EEA”).
Among other requirements, these laws regulate data transferred to countries that have not been found to provide adequate protection to such personal data. On July 10, 2023, the EU Commission adopted the EU-U.S. Data Privacy Framework (“DPF”) to facilitate data flows between the U.S. and the EU. The U.S. and Switzerland have also agreed on a similar DPF. We have self-certified compliance with the EU-U.S. DPF, and the Swiss-U.S. DPF for non-HR data. The U.K. also approved an addendum to the EU DPF to support personal data transfers from the U.K. to the U.S. in September of 2023, and we have self-certified compliance with that framework. The impact of the DPF on data transfers from Europe remains to be seen, and as such uncertainty regarding some details for cross-border data transfers remains. Legal challenges to the adequacy of the DPF have commenced, and there is uncertainty with respect to the speed and the outcome of the legal challenges.
In addition to the DPF, we continue to rely on the EU Commission’s Standard Contractual Clauses (“SCCs”), updated in 2021, for the transfer of personal data from the EU to countries not deemed by the EU Commission as providing adequate protection of personal data (e.g., the U.S.). We adopted the 2021 SCCs with our customers and our suppliers transferring data out of the EEA and Switzerland (with approved modifications by the Swiss Federal Data Protection and Information Commissioner). On March 21, 2022, the U.K. Parliament approved the use of an International Data Transfer Agreement or a U.K.-specific addendum to the EU SCCs (collectively, the “U.K. SCCs”) to support personal data transfers out of the U.K., which we adopted as a supplemental means to support data transfers from customers and suppliers in the U.K. to other jurisdictions, including the U.S. and the EU. Despite this, it may be difficult to maintain appropriate safeguards for the transfer of such data from the EEA, Switzerland, and U.K. (collectively, “Europe”), as a result of continued legal and legislative activity that has challenged or called into question existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
Following the U.K.’s exit from the EU, the U.K. largely adopted the EU rules on cross-border data flows, but allowed flexibility to diverge. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. If the adequacy decision is not renewed, RingCentral’s (and other U.S. companies’) ability to transfer personal data from the EU to the U.K. for operational purposes could potentially be affected. RingCentral’s implementation of the U.K. SCCs may mitigate but does not eliminate the risk associated with non-renewal of the European Commission’s adequacy decision.
The current SCCs (EU, Swiss, and U.K.) include requirements to conduct personal data transfer impact assessments before transferring personal data out of the EEA, Switzerland, and the U.K. The assessment requires the parties to consider the specific circumstances of the transfer, the laws, and practices of the destination country, particularly relating to government access, and any additional relevant contractual, technical, or organizational safeguards. Each party is required to perform such an assessment and determine whether the transfer can proceed or must be suspended if there are insufficient safeguards to protect the transfer of personal data.
We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the implementation of the 2021 SCCs and U.K. SCCs, including requirements to conduct the personal data transfer impact assessments described above, block, or require ad hoc verification of measures taken with respect to certain data flows from the EEA, Switzerland and the U.K. to the U.S and other non-EEA countries. Additionally, we and our customers face the potential for regulators in the EEA, Switzerland, or the U.K. to apply different standards to the transfer of personal data from the EEA, Switzerland, or the U.K. to the U.S. and other countries. Moreover, as regulatory requirements continue to change, RingCentral (and other U.S. companies) may be required to negotiate new contractual data protection obligations with new and existing vendors or third parties that aid in processing personal data on our behalf.
Outside of Europe, many other countries, including most countries where RingCentral provides services, have adopted or are considering adoption of data protection legislation based on the GDPR or its predecessor, the EU Data Protection Directive, including India, Australia, Brazil, Canada, China, Israel, Japan, New Zealand, Singapore, South Africa, and South Korea. Several of these countries, including Australia and Canada, are actively considering legislative proposals to enhance existing privacy regulation. Quebec’s Privacy Act, much of which came into effect in October 2023, imposes stringent new requirements for securing consent for personal data processing including via cookies, internal data governance, data transfers, use of personal data for marketing, and disclosure of automated processing. As implementation and enforcement of these existing and new laws and regulations progress, we could experience additional costs associated with increased compliance burdens and contractual obligations, be required to localize certain personal data, and/or be at risk for increased regulatory fines or damages.
In particular, the Data Security Law of China (“DSL”), which took effect on September 1, 2021, and the Personal Information Protection Law of China (“PIPL”), which took effect on November 1, 2021, implement comprehensive regulation of data and personal data processing activities across all industries. The DSL and PIPL apply not only to the processing of data within China, but also cross-border data transfers as well as certain activities outside of China that relate to data originating from China. Restrictions imposed by the DSL and PIPL, including strict data localization requirements applicable to certain types of personal data, and uncertainty regarding their application in practice may impact us and our customers, and we may be required to implement modifications to our policies and practices in an effort to comply with these laws.
In the U.S., there are numerous federal and state laws governing the privacy and security of personal information. In particular, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical, and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information by certain institutions. We act as a “Business Associate” through our relationships with certain customers and are thus directly subject to certain provisions of HIPAA. In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship and may also face regulatory liability. Recently, a number of states, including Washington, Connecticut, and Nevada, have adopted laws regulating the processing of consumer health data not regulated by HIPAA. Once in effect, these laws could impose additional costs related to compliance, in particular in handling consumer requests for access, deletion, and to exercise other rights. The Gramm-Leach-Bliley Act (“GLBA”) imposes obligations with respect to personal data that we process on behalf of financial institutions. The FTC, which enforces the GLBA in the context of non-bank financial institutions, adopted new breach notification rules in October, 2023. Additionally, we are subject to FCC regulations imposing obligations related to our use and disclosure of certain data related to our interconnected VoIP service. If we experience a data security incident, we may be required by state law or FCC or other regulations to notify our customers and/or law enforcement. We may also be subject to FTC enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices. The FTC has also published an Advance Notice of Proposed Rulemaking seeking public comment on the need for new regulation of ‘commercial surveillance.’

While Congress is actively considering comprehensive privacy legislation, U.S. states have taken the lead. California, for example, has enacted and subsequently amended (pursuant to a ballot initiative known as the California Privacy Rights Act) the California Consumer Privacy Act (“CCPA”). Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Further, the Virginia Consumer Data Protection Act, a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states, came into effect on January 1, 2023. Colorado enacted a similar law, the Colorado Privacy Act, on June 8, 2021, which came into effect as of July 1, 2023. Utah enacted a similar law, the Utah Consumer Privacy Act, on March 24, 2022, which came into effect as of December 31, 2023, and Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, on May 10, 2022, which came into effect as of July 1, 2023. Iowa’s Consumer Data Protection Act will become effective on January 1, 2025. Further, Indiana has enacted the Indiana Consumer Data Protection Act, which will take effect January 1, 2026; Montana has adopted the Montana Consumer Data Protection Act, which will go into effect on October 1, 2024; Tennessee has adopted the Tennessee Information Protection Act, which will become effective July 1, 2025; Florida has enacted a new privacy law, SB 262, which will become effective July 1, 2024; Texas has enacted the Texas Data and Privacy Security Act, which generally becomes effective July 1, 2024; Oregon has enacted the Oregon Consumer Privacy Act, which generally becomes effective July 1, 2024; Delaware has enacted the Delaware Personal Data Privacy Act, which generally becomes effective as of January 1, 2025; and New Jersey has enacted the New Jersey Privacy Act, which generally becomes effective as of January 15, 2025. A number of other states are considering similar laws. When in effect, all of these laws give consumers additional rights to control the collection, use, and sharing of personal data, including the right to opt-out of the sale or sharing of their data for marketing and, in many cases obligate require opt-in consent to process sensitive personal data. The right to opt-out of personal data processing may impact our marketing activities, particularly those that involve the use of third-party cookies on our websites. This may require that we implement specific contractual terms when we engage marketing entities to market our product and services and may limit our efforts to reach our target audience, as well as require us to implement opt-out icons on our websites. All of these new and evolving state laws have created further uncertainty and may require us to enter into additional contractual terms with customers and vendors, modify our policies and practices, and otherwise incur additional costs and expenses, in our efforts to comply. The U.S. federal government also is contemplating federal privacy legislation.
Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA (including contractual obligations under any Business Associate agreement), GLBA, and state privacy laws may lead to significant fines, civil and criminal penalties, or liabilities. The U.S. Department of Health and Human Services (“HHS”) audits the compliance of Business Associates and enforces HIPAA privacy and security standards. HHS enforcement activity has become more significant over the last few years and HHS has signaled its intent to continue this trend. Violation of the FCC’s privacy rules can result in large monetary forfeitures and injunctive relief. The FTC has broad authority to seek monetary redress for affected consumers and injunctive relief. In addition to federal regulators, state attorneys general (and, in some states, individual residents) are authorized to bring civil actions seeking either injunctions or damages (generally ranging from $2,500 to $7,500 per violation, but up to $20,000 in Colorado) to the extent violations implicate the privacy of state residents. Class action lawsuits are common in the event of a data breach affecting financial or other forms of sensitive information.
Legislators and regulators in the United States and elsewhere are increasingly focused on privacy protections for minors under 18 years of age. While RingCentral does not knowingly provide products or services directly to children under the age of 16, or knowingly collect or solicit personal information from or about children under the age of 16 outside of the school offering, recent state legislation will, when in effect, impose new obligations on online services where it is “reasonable to expect” that the service, product, or feature would be accessed by older teens, including, in some cases, 16 and 17 year old children. On September 15, 2022, California passed the California Age-Appropriate Design Code Act, which is currently subject to a judicial stay but could become enforceable as early as July 1, 2024. Similar legislation has been adopted or introduced in numerous states, including, for example, Connecticut, Colorado, Florida, Arkansas, and Texas. Congress is also actively considering legislation regulating the collection, use, and disclosure of personal information about minors. For example, the Kids Online Safety Act (“KOSA”) and amendments to the Children’s Online Privacy Protection Act (“COPPA 2.0”) would, if enacted, impose new obligations with respect to data collected from minors under 17 years of age. Both KOSA and COPPA 2.0 have been unanimously approved by the Senate Commerce Committee on two separate occasions. The FCC recently announced the creation of a new Privacy and Data Protection Task Force to coordinate rulemaking and enforcement across the agency and may be contemplating the creation of new rules regarding processing of personal information about communications services subscribers. The National Telecommunications and Information Administration (NTIA) of the U.S. Department of Commerce announced on September 28, 2023, its plans to issue a Request for Comment on health, safety, and privacy concerns associated with the use of online platforms by minors. Outside of the United States, the U.K.’s Information Commissioner’s Office has published the Age Appropriate Design Code, which it uses to evaluate compliance with the U.K. GDPR. The U.K.’s Online Safety Bill, which received royal assent in October 2023, will regulate the design and operation of online platforms that provide “user to user” interactivity. Many of these new and evolving laws and regulations have required and will continue to require us to incur costs and expenses and will require us to incur additional costs and expenses, in our efforts to comply.
Increasingly, jurisdictions in which RingCentral does business are regulating digital services in ways that go beyond traditional privacy and data protection legislation. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU. The DSA includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency. The DSA allows for fines of up to 6% of annual turnover. The impact of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs each of which could have an adverse effect on our business, financial condition, and results of operations.
The European Commission has proposed new legislation to enhance privacy protections for users of communications services and to enhance protection for individuals against online tracking technologies. The proposed legislation, the Regulation on Privacy and Electronic Communications (the “e-Privacy Regulation”), remains the subject of trilogue negotiations involving representatives of the European Commission, the European Council, and the European Parliament. The e-Privacy Regulation as currently proposed would impose greater potential liabilities upon communications service providers, including potential fines for the most serious of breaches of the greater of €20 million or 4% of worldwide annual turnover. New rules introduced by the e-Privacy Regulation are likely to include enhanced consent requirements for communications service providers in order to use communications content and communications metadata to deliver value added services, as well as restrict the use of data related to corporations and other non-natural persons. These restrictions, if adopted, may affect our future business growth in the EEA.
The EU AI Act (the “AI Act”), which is in final form, awaiting formal approval by the European Council and the European Parliament, will impose obligations on providers and users of artificial intelligence. Under the proposed AI Act, fines can reach up to €30 million or 6% of global income. The AI Act, when adopted, may impact the development and adoption of our AI solutions in Europe. Other countries, including the US, are increasingly looking to regulate AI. For example, on October 30, 2023, the Biden Administration issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, and several AI bills have been introduced in Congress. Numerous states have established study commissions that could lead to regulation of AI at the state level, and the Federal Trade Commission, on November 21, 2023, adopted streamlined procedures for AI-related investigations. Other countries, including Brazil, China, and Israel, are contemplating laws regulating AI.
As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state, or foreign agencies becomes more likely.
RingCentral seeks to comply with applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible. In addition to the fines and damages described above, any actual or alleged failure by us to comply with any of the foregoing or to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our subscriptions and ultimately in a loss of users, which could materially and adversely affect our business.
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
Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, U.S., Georgia, and elsewhere may have access to customer data; no personal customer data is stored in Russia or Ukraine. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.
Our emergency and E-911 calling services may expose us to significant liability.
The FCC requires Internet voice communications providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wireline E-911 network. Under the FCC’s rules, Internet voice communications providers must transmit the caller’s phone number and registered location information to the appropriate public safety answering point (“PSAP”) or route the call to a national emergency call center. Our CLEC services are also required by the FCC and state regulators to provide E-911 service to the extent that they provide services to end users. We are also subject to similar requirements internationally.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 450 issued patents, including patents acquired from strategic partnership transactions, which expire between 2024 and 2041. We also have 68 patent applications pending examination in the U.S. and 22 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development and quality assurance activities to third-party contractors located in Georgia, and previously third-party contractors that we used in Bulgaria, Ukraine, Spain and Russia. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in the Philippines, where we have outsourced a significant portion of our customer support function. We cannot assure you that agreements with these third-party contractors or their agreements with their employees and contractors will adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and results of operations.
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
On February 14, 2023, we entered into a Credit Agreement, among the Company, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent, which was amended on August 15, 2023 and November 2, 2023 to add additional commitments to the credit facility (as amended, the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are guaranteed by certain of our material domestic subsidiaries, and secured by substantially all of our personal property and that of such subsidiary guarantors. The Credit Agreement provides for a $225.0 million revolving loan facility (the “Revolving Credit Facility”) and a $475.0 million delayed draw term loan facility (the “Term Loan”). As of December 31, 2023, we had no amounts outstanding under our Revolving Credit Facility, $390.0 million outstanding under our Term Loan, and $75.0 million of Term Loan commitments available for draw.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of December 31, 2023, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the Convertible Notes (as defined below). We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us. Refer to Note 6 – Long-Term Debt in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Servicing our debt, including the Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay all of our indebtedness.
As of December 31, 2023, we had $161.3 million aggregate principal amount of our 0% convertible notes due 2025 (the “2025 Convertible Notes”) outstanding, $609.1 million aggregate principal amount of our 0% convertible notes due 2026 (the “2026 Convertible Notes” and, together with the 2025 Convertible Notes, the “Convertible Notes”) outstanding and $400.0 million aggregate principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes” and, together with the

Convertible Notes, the “Notes”) outstanding. The 2025 Convertible Notes will mature on March 1, 2025, the 2026 Convertible Notes will mature on March 15, 2026, and the 2030 Senior Notes will mature on August 15, 2030. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, including up to $225.0 million under our existing Revolving Credit Facility, and up to $75.0 million of additional Term Loans. As of December 31, 2023, we had no amounts outstanding under our Revolving Credit Facility and $390.0 million outstanding under our Term Loan.
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
•changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, changes in diplomatic or trade relationships, banking crises, civil unrest in various parts of the world, acts of war (including geopolitical tensions related to the war between Russia and Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, and the war between Israel and Hamas), terrorist attacks, or other catastrophic events, such as the global outbreak of COVID-19 or any future pandemic; and
•Geopolitical relations between the U.S. and China.
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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of December 31, 2023, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 54% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the Class B voting structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
The holders of our Series A Convertible Preferred Stock have the right to receive payments as to dividend rights and on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our business before any payment may be made to holders of any other class or series of capital stock. In addition, upon prior written notice of certain change of control events, all shares of Series A Convertible Preferred Stock will automatically be redeemed by us for a repurchase price equal to $1,000 per share of each share of Series A Convertible Preferred Stock (the “Liquidation Preference”). These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of our Series A Convertible Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our Series A Convertible Preferred Stock and holders of our common stock.
We cannot guarantee that our stock repurchase programs will be fully implemented or that they will enhance long-term stockholder value.
On February 13, 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $175.0 million of our outstanding Class A Common Stock, subject to certain limitations. Subsequently, on each of May 16, 2023, November 1, 2023 and February 7, 2024, our board of directors authorized additional share repurchase programs under which we may repurchase up to an additional $125.0 million and $100.0 million, and $150 million, respectively, of our outstanding Class A Common Stock, also subject to certain limitations. We plan to fund repurchases under these programs from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Convertible Notes. Under the programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. As of December 31, 2023, we have repurchased approximately $315.0 million of our Class A Common Stock under these programs. The timing and number of any future shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review the programs periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The programs could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. These programs may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 5 of this Annual Report on Form 10-K for additional information.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in 2019, France introduced a digital services tax at a rate of 3% on revenues derived from digital activities in France, and other jurisdictions are proposing or could introduce similar laws in the future. In addition, the United States recently introduced a 1% excise tax on stock buybacks, which could increase the cost to us of implementing our share repurchase programs or repurchasing our Series A Preferred Stock, and a 15% alternative minimum tax on adjusted financial statement income. Many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business, including a proposed 15% global minimum tax. The Council of the European Union has adopted the proposed 15% global minimum tax, which has been implemented into the domestic laws of some jurisdictions, effective for fiscal years beginning on or after December 31, 2023 for multinationals that meet the annual threshold of at least EUR 750 million of consolidated revenues. Any of these developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.
If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.
Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm, KPMG LLP, is required to and has issued an attestation report as of December 31, 2023. While management concluded internal control over financial reporting was at a reasonable assurance level as of December 31, 2023, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

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
Our corporate headquarters and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in the U.S. (including in the state of California), Spain, Georgia, Bulgaria, and several countries in Asia, including China, the Philippines, India, and Australia. Many of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics such as the global outbreak of COVID-19, cyber-attack, war (including ongoing geopolitical tensions related to the war between Russia and

Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, and the ongoing war between Israel and Hamas), political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters or geopolitical conflicts were to occur or worsen, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We have an enterprise-wide information security program designed to protect, identify, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. Furthermore, to protect our information systems and data from cybersecurity threats, we use various security tools that help prevent, identify, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools, and a bug bounty program to allow security researchers to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors. We also maintain a third party risk management program to identify, prioritize, assess, mitigate and remediate third party risks; however, we rely on the third parties we use to implement security programs commensurate with their risks, and we cannot ensure in all circumstances that their efforts will be successful.
We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. This process is owned by the Chief Information Security Officer (“CISO”) and is supported by both management and our board of directors.
The CISO reports to the Chief Information Officer (“CIO”) and is responsible for management of cybersecurity risk and the protection and defense of our networks, systems and data. The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. Our CISO has served in various information technology and security leadership roles for over 20 years, including serving as the Chief Information Security Officer at 8x8 Communications and Lam Research Corporation. He holds a B.S. degree in Information Technology from the University of the Pacific and an M.B.A. from the University of Southern California.
Our board of directors oversees our enterprise risk management activities in general, and receives regular updates on the company’s risk management process and the risk trends related to cybersecurity. The audit committee specifically assists the board of directors in its oversight of risks related to cybersecurity. To help ensure effective oversight, the audit committee receives regular reports on information security and cybersecurity from the CISO.
We have an established process and playbook led by our CISO governing our assessment, containment, mitigation, response and internal and external disclosures upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to our CEO and the board of directors (including our lead independent director and the audit and committee chair).

Our approach to cybersecurity risk management includes the following key elements:
•Multi-Layered Defense and Continuous Monitoring - We work to protect our computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We utilize data analytics to detect anomalies and search for cyber threats. Our Cybersecurity Operations Center provides comprehensive cyber threat detection and response capabilities and maintains a 24 hour, seven day per week monitoring system which complements the technology, processes, and threat detection techniques we use to monitor, manage, and mitigate cybersecurity threats. From time to time, we engage third party consultants or other advisors to assist in assessing, identifying and/or managing cybersecurity threats. We also periodically use our internal audit function to conduct additional reviews and assessments.
•Insider Threats - We maintain an insider threat program designed to identify, assess, and address potential risks from within our company. Our program evaluates potential risks consistent with industry practices, customer requirements and applicable law, including privacy and other considerations.
•Information Sharing and Collaboration - We work with government and local law enforcement, customers, industry and/or supplier partners to gather and develop best practices and share information to address cyber threats. These relationships enable the rapid sharing of threat and vulnerability mitigation information.
•Third Party Risk Assessments - We conduct information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties, and our standard terms and conditions contain contractual provisions requiring certain security protections.
•Training and Awareness - We provide on at least an annual basis awareness training to our employees to help identify, avoid and mitigate cybersecurity threats. Our employees with network access participate quarterly in required training, including spear phishing, social engineering and other awareness training. We also periodically host tabletop exercises with management and other employees to practice rapid cyber incident response.
•Supplier Engagement - We require our suppliers to comply with our standard information security terms and conditions, in addition to any requirements from our customers, as a condition of doing business with us, and require them to complete information security questionnaires to review and assess any potential cyber-related risks depending on the nature of the services being provided.
Although the "Risk Factors" section includes further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date.
We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”
ITEM 2.    PROPERTIES
Our corporate headquarters is located in Belmont, California, and consists of approximately 110,000 square feet of office space under leases that expire in July 2026.
We also lease office space in Denver, Colorado; Charlotte, North Carolina; Dallas, Texas; London, England; Paris, France; Alicante, Spain; Sofia, Bulgaria; Tel Aviv, Israel; Xiamen and Hangzhou, China; and other small offices worldwide. In addition, we lease space from third-party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna and Ashburn, Virginia; San Jose and Santa Clara, California; Chicago, Illinois; Amsterdam, the Netherlands; Zurich, Switzerland; Frankfurt, Germany; Bangalore and Mumbai, India; Johannesburg, South Africa; and other small locations worldwide. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.
ITEM 3.    LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 10 – Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under “Legal Matters” which is incorporated herein by reference.
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
Stockholders
As of February 12, 2024, there were 15 stockholders of record of our Class A Common Stock and Class B Common Stock. Because most of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Sales of Unregistered Equity Securities and Use of Proceeds
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended December 31, 2023 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended December 31, 2023 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
Balance as of September 30, 2023				50,591
October 1, 2023 to October 31, 2023	—	$—	—	50,591
Authorization of November 2023 share repurchase program (1)	—	$—	—	100,000
November 1, 2023 to November 30, 2023	743,170	$28.83	743,170	129,200
December 1, 2023 to December 31, 2023	1,353,732	$32.73	1,353,732	85,036
Balance as of December 31, 2023	2,096,902		2,096,902	85,036
(1)On November 1, 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $100.0 million of the Company’s outstanding shares of Class A Common Stock, subject to certain limitations. On February 7, 2024, our board of directors increased their authorization by $150 million, also subject to certain limitations. The authorization under these programs expires on December 31, 2024. Please refer to Note 11 – Stockholders’ Deficit and Convertible Preferred Stock in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
The graph below matches RingCentral Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 1000 index and the NASDAQ Computer index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A Common Stock.
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
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion regarding our financial condition and results of operations for fiscal 2022 as compared to fiscal 2021 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.
Overview
We are a leading provider of AI-driven global enterprise cloud communications, video meetings, collaboration, and contact center software-as-a-service (“SaaS”) solutions. We believe that our innovative, cloud-based communication and contact center solutions disrupt the large market for business communications and collaboration by providing flexible and cost-effective solutions that support mobile and distributed workforces. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and more responsive.
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
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the years ended December 31, 2023 and 2022, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues are primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We use our direct inside sales force and indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Strategic partners who market and sell our MVP or other solutions, including co-branded solutions.
•Global Service Providers including AT&T, TELUS, BT, Vodafone, DT, Optus, 1&1 Versatel and Ecotel in Germany, MCM in Mexico, Frontier, Charter Communications and others.
Our revenue growth has primarily been driven by our flagship RingCentral MVP, RingCentral contact center solutions, and recurring license and other fees. Our revenue is derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. As of December 31, 2023, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the years ended December 31, 2023, 2022 and 2021, the vast majority of our total revenues were generated in the U.S. and Canada.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base, expand our indirect sales channels, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.

In the fourth quarter of each of 2023 and 2022, our board of directors approved a reduction-in-force plan as part of broader efforts to optimize the Company cost structure. We are actively implementing various measures to enhance operational efficiencies throughout the Company. These include disciplined spending, increased productivity, efficiency gains, and optimizing our go-to-market strategies.
Macroeconomic Conditions and Other Factors
We are subject to risks and exposures caused by the current macroeconomic environment. Macroeconomic factors include increased inflation, increased interest rates, supply chain disruptions, decreased economic output, geopolitical conflict and fluctuations in currency exchange rates, all of which can cause uncertainty. We have experienced more cautious buying behavior from larger customers manifesting itself in smaller initial deployments. We have experienced elevated sales cycle times for our up-market customers, as customers required additional approvals before making purchase decisions. We are also seeing less upsell of additional MVP services within our existing base as customers have slowed hiring and rationalized their employee counts. We anticipate this behavior may persist until the macroeconomic environment becomes less uncertain. If these conditions continue, they could have an adverse impact on our results. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2023 was $194.1 million. As such, our ARR at December 31, 2023 was $2.33 billion compared to $2.10 billion at December 31, 2022.
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

Our key business metrics for the five quarterly periods ended December 31, 2023 were as follows (dollars in billions):

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.33	$2.26	$2.22	$2.16	$2.10
Components of Results of Operations
Revenues
Our revenues for the years presented consisted of subscriptions and other revenues. Our subscriptions revenue primarily includes recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, one-time fees, recurring license and other fees, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. We provide subscription services to our customers pursuant to contractual arrangements that range in duration typically from one month to five years. Our subscription services are based on the functionalities and services selected by a customer and may automatically renew for additional periods at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.
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
Cost of Revenues and Gross Margin
Our cost of subscriptions revenue primarily consists of fees paid to third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place our servers in data centers owned by third parties, depreciation of servers and equipment, along with related utilities and maintenance costs, amortization of acquired technology related intangible assets, personnel costs associated with customer support of the functionality of our platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology.
We define subscriptions gross margins as subscriptions revenue minus the cost of subscriptions revenue expressed as a percentage of subscriptions revenue.
Cost of other revenue is comprised primarily of the cost associated with the purchase of phones, personnel costs for employees and contractors, including share-based compensation expenses, cost of third parties used for professional services, and allocated costs of facilities and information technology.
Operating Expenses
We classify our operating expenses as research and development, sales and marketing, general and administrative expenses, and asset write-down charges.
Our research and development efforts are focused on developing new and expanded features for our solutions, integrations with distributors and other software platforms, and improvements to our backend architecture. Research and development expenses consist primarily of personnel costs for employees and contractors, including share-based compensation expenses, and allocated costs of facilities and information technology, software tools, product certification, and the impact of the restructuring activities in 2023 and 2022. We expense research and development costs as incurred, except for certain internal-use software development costs that we capitalize. We will continue to innovate and invest in current and future software development projects while driving efficiencies.
Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities including share-based compensation expenses, internet advertising fees, television, radio and billboard advertising, public relations, commissions paid to employees, resellers and other third parties, amortization of capitalized sales commissions, trade shows, credit card fees, marketing and promotional activities, amortization of acquired customer relationship intangibles, allocated costs of facilities and information technology, and the impact of the restructuring activities in 2023 and 2022. We expect to incur incremental sales and marketing expenses to support our growth while driving cost efficiencies by further optimizing our go-to-market strategies, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
General and administrative expenses consist primarily of personnel costs, including share-based compensation expenses, for employees and contractors engaged in infrastructure and administrative activities to support the day-to-day operations of our business. Other significant components of general and administrative expenses include professional service fees, allocated costs of facilities and information technology, cost of compliance with certain government-imposed taxes, the costs of legal matters, business acquisition costs, loss contingencies, and the impact of the restructuring activities in 2023 and 2022. We will continue to invest in processes, systems, and personnel to support our anticipated revenue growth while driving efficiencies.
Asset write-down charges consist of write-offs related to our assets, including deferred and prepaid sales commission and acquired intangibles balances, whenever events or changes in circumstances have occurred that could indicate the carrying amount of such assets may not be recoverable.
Other Income (Expense), Net
Interest expenses consist primarily of interest costs on our debt arrangements, as well as amortization of the debt discount and issuance costs in connection with our long-term debt.
Other income (expenses) consist primarily of the following items:
•unrealized gains and losses from fair value adjustments on our long-term investments;
•Gains and losses on extinguishment of debt relating to the partial repurchase of our convertible notes;
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2023	2022	2021
Revenues
Subscriptions	$2,100,329	$1,887,756	$1,482,080
Other	102,100	100,574	112,674
Total revenues	2,202,429	1,988,330	1,594,754
Cost of revenues
Subscriptions	557,050	531,098	345,948
Other	107,241	110,633	102,421
Total cost of revenues	664,291	641,731	448,369
Gross profit	1,538,138	1,346,599	1,146,385
Operating expenses
Research and development	335,851	362,256	309,739
Sales and marketing	1,068,050	1,057,231	854,156
General and administrative	333,048	292,898	284,276
Asset write-down charges	—	283,689	—
Total operating expenses	1,736,949	1,996,074	1,448,171
Loss from operations	(198,811)	(649,475)	(301,786)
Other income (expense), net
Interest expense	(35,997)	(4,807)	(64,382)
Other income (expense)	77,963	(219,771)	(7,554)
Other income (expense), net	41,966	(224,578)	(71,936)
Loss before income taxes	(156,845)	(874,053)	(373,722)
Provision for income taxes	8,395	5,113	2,528
Net loss	$(165,240)	$(879,166)	$(376,250)

Percentage of Total Revenues*

	Year ended December 31,
	2023	2022	2021
Revenues
Subscriptions	95%	95%	93%
Other	5	5	7
Total revenues	100	100	100
Cost of revenues
Subscriptions	25	27	22
Other	5	6	6
Total cost of revenues	30	32	28
Gross profit	70	68	72
Operating expenses
Research and development	15	18	19
Sales and marketing	48	53	54
General and administrative	15	15	18
Asset write-down charges	—	14	—
Total operating expenses	79	100	91
Loss from operations	(9)	(33)	(19)
Other income (expense), net
Interest expense	(2)	0	(4)
Other income (expense)	4	(11)	—
Other income (expense), net	2	(11)	(5)
Loss before income taxes	(7)	(44)	(23)
Provision for income taxes	—	—	—
Net loss	(8%)	(44%)	(24%)
* Percentages may not add up due to rounding.
Comparison of Fiscal Years Ended December 31, 2023, 2022, and 2021:
Revenues

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Revenues
Subscriptions	$2,100,329	$1,887,756	$212,573	11%	$1,887,756	$1,482,080	$405,676	27%
Other	102,100	100,574	1,526	2%	100,574	112,674	(12,100)	(11)%
Total revenues	$2,202,429	$1,988,330	$214,099	11%	$1,988,330	$1,594,754	$393,576	25%
Percentage of revenues
Subscriptions	95%	95%			95%	93%
Other	5	5			5	7
Total	100%	100%			100%	100%
Subscriptions revenue. Subscriptions revenue increased by $212.6 million, or 11%, during fiscal year 2023 as compared to fiscal year 2022. The increase was primarily due to the acquisition of new customers, upsells of MVP seats and additional offerings to our existing customer base, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. Although we expect to continue to add new customers and increase the usage of our product for existing customers, we will monitor the impact of macroeconomic factors that could have an impact on customer buying behavior and demand, including contract duration, timing of customer purchases, churn, upsell and down-sell, renewals, payment terms, and credit card declines, all of which could cause variability in our revenue.
Other revenues. Other revenues increased by $1.5 million, or 2%, during fiscal year 2023 as compared to fiscal year 2022, primarily due to higher professional services revenue compared to the respective prior year period. Due to evolving hybrid work environments, we continued to see a shift towards using RingCentral apps on laptops and mobile devices over traditional desktop phones which impacted the demand of phones and timing of professional services. We will continue to monitor the impact of the macroeconomic factors on phone and professional services revenue.
Cost of Revenues and Gross Margin

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Cost of revenues
Subscriptions	$557,050	$531,098	$25,952	5%	$531,098	$345,948	$185,150	54%
Other	107,241	110,633	(3,392)	(3)%	110,633	102,421	8,212	8%
Total cost of revenues	$664,291	$641,731	$22,560	4%	$641,731	$448,369	$193,362	43%
Percentage of revenues
Subscriptions	25%	27%			27%	22%
Other	5%	6%			6%	6%
Gross margins
Subscriptions	73%	72%			72%	77%
Other	(5)%	(10)%			(10)%	9%
Total gross margin %	70%	68%			68%	72%
Subscription cost of revenues and gross margin. Cost of subscriptions revenues increased by $26.0 million, or 5%, during fiscal year 2023 as compared to fiscal year 2022. The higher cost of subscription revenues was primarily due to an increase in third-party costs of $29.5 million to support our solution offerings, infrastructure support costs of $13.1 million, and personnel and contractor-related costs of $5.7 million, partially offset by $23.3 million decrease in the amortization of our intangible assets.
During fiscal year 2023 as compared to fiscal year 2022, our subscription gross margin improved due to lower amortization of acquired intangible assets and higher subscription revenue.
We expect to continue investing in our infrastructure and capacity to improve the availability of our subscription offerings, supporting the growth of both our new and existing customers.
Other cost of revenues and gross margin. Cost of other revenues decreased by $3.4 million, or (3)%, during fiscal year 2023 as compared to fiscal year 2022, primarily due to decrease in costs associated with sale of phones.
Research and Development

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$335,851	$362,256	$(26,405)	(7)%	$362,256	$309,739	$52,517	17%
Percentage of total revenues	15%	18%			18%	19%
Research and development expenses decreased by $26.4 million, or (7)%, during fiscal year 2023 as compared to fiscal year 2022, primarily due to a $31.1 million reduction in personnel and contractor costs, partially offset by $5.7 million increase in professional fees. Of the total decrease in personnel and contractor costs, $21.2 million was due to reduction in headcount, and $14.2 million was due to reduction in costs associated with the relocation of our third-party contractors resulting from the Russia-Ukraine conflict, partially offset by $5.1 million due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees.

We believe that continued investment in our products is important for our future growth, and we expect our research and development expenses to continue to increase in absolute dollars, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and Marketing

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$1,068,050	$1,057,231	$10,819	1%	$1,057,231	$854,156	$203,075	24%
Percentage of total revenues	48%	53%			53%	54%
Sales and marketing expenses increased by $10.8 million, or 1%, during fiscal year 2023 as compared to fiscal year 2022, primarily due to an increase in third-party commissions of $57.9 million, amortization of deferred sales commission costs of $20.6 million, and professional fees of $6.1 million, partially offset by decrease in advertising and marketing costs of $45.8 million, and decrease in personnel and contractor costs of $26.5 million primarily attributed to reduction in headcount.
We expect to incur incremental sales and marketing expenses to support our growth while driving cost efficiencies by further optimizing our go-to-market strategies.
General and Administrative

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
General and administrative	$333,048	$292,898	$40,150	14%	$292,898	$284,276	$8,622	3%
Percentage of total revenues	15%	15%			15%	18%
General and administrative expenses increased by $40.2 million, or 14%, during fiscal year 2023 as compared to fiscal year 2022, primarily due to an increase in personnel and contractor costs of $33.2 million, and professional fees of $5.2 million. Of the total increase in personnel and contractor costs, $34.1 million was due to higher share-based compensation expense primarily driven by equity awards granted to new and existing employees including performance stock units (“PSUs”), partially offset by a decrease of $3.2 million due to reduction in headcount.
We put in place PSUs in 2023 to demonstrate alignment between management incentives and company performance. These PSUs are accounted for under graded vesting method which results in higher compensation in the year of the grant compared to restricted stock units.
We will continue to invest in processes, systems, and personnel to support our anticipated revenue growth while driving efficiencies.
Asset Write-Down Charges

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Asset write-down charges	$—	$283,689	$(283,689)	nm	$283,689	$—	$283,689	nm
Percentage of total revenues	—%	14%			14%	—%
nm - not meaningful
Asset write-down charges decreased by $283.7 million during fiscal year 2023 as compared to fiscal year 2022, primarily due to the non-cash write-down of our prepaid sales commission balances in the second half of 2022 in connection with our strategic partnerships with Avaya. Refer to Note 5 – Strategic Partnerships the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of

this Annual Report on Form 10-K for further information regarding our assessment of our deferred and prepaid sales commission balances with our strategic partners.
Other Income (Expense), Net

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(35,997)	$(4,807)	$(31,190)	nm	$(4,807)	$(64,382)	$59,575	nm
Other income (expense)	77,963	(219,771)	297,734	nm	(219,771)	(7,554)	(212,217)	nm
Other income (expense), net	$41,966	$(224,578)	$266,544	nm	$(224,578)	$(71,936)	$(152,642)	nm
nm - not meaningful
Other expense, net, decreased by $266.5 million during fiscal year 2023 as compared to fiscal year 2022.
During fiscal year 2023, we recorded a gain of $53.4 million from the partial repurchase of our Convertible Notes, $12.5 million increase in interest income, and $11.5 million gain recognized in connection with our amended agreement with a strategic partner, partially offset by interest expense of $36.0 million, of which $33.9 million is related to our long-term debt. The interest expense has increased by $31.2 million during fiscal year 2023 as compared to fiscal year 2022, driven by interest under our Credit Agreement entered into in February 2023, and 2030 Senior Notes issued in August 2023. Refer to Note 6, Long-Term Debt, in the accompanying notes to the Consolidated Financial Statements for further detail on our interest obligations on these debt facilities.
During fiscal year 2022, we recorded an unrealized loss of $207.7 million from our long-term investments and net write-down charge of $13.9 million primarily due to the non-cash write-down of our prepaid sales commission balances in the second half of 2022 in connection with our strategic partnerships with Avaya. Refer to Note 5 – Strategic Partnerships the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information regarding our assessment of our deferred and prepaid sales commission balances with our strategic partners.
Other income and expense, net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, asset write-down charges, and fluctuations in currency exchange rates in the current macroeconomic environment.
Net Loss
Net loss decreased by $713.9 million during fiscal year 2023 as compared to fiscal year 2022 driven by reduction in loss from operations and other expenses, net.
Loss from operations during fiscal year 2023 decreased by $450.7 million as compared to fiscal year 2022, primarily driven by $283.7 million due to the non-cash write-down of our prepaid sales commission balances in the second half of 2022 in connection with our strategic partnerships with Avaya, and a reduction in expenses arising from operational efficiencies across the business during fiscal year 2023 primarily due to disciplined spending, increased productivity, efficiency gains, and optimizing our go-to-market strategies.
Other expense, net, decreased by $266.5 million during fiscal year 2023, as compared to fiscal year 2022, primarily due to unrealized loss of $207.7 million from our long-term investments, and net write-down charge of $13.9 million related to accrued interest on our prepaid sales commission balance recognized during fiscal year 2022 that did not recur in 2023. The remaining reduction is driven by a gain of $53.4 million from the partial repurchase of our Convertible Notes, $12.5 million increase in interest income, and $11.5 million gain recognized in connection with our amended agreement with a strategic partner, partially offset by incremental interest expense of $31.2 million recorded during fiscal year 2023.

Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also have access to additional liquidity from our term loan and revolving credit facility. As of December 31, 2023 and 2022, we had cash and cash equivalents of $222.2 million and $270.0 million, respectively.
During the year ended December 31, 2023, we raised $788.6 million, net of debt discount and issuance costs from our Term Loan and 2030 Senior Notes. We used these proceeds, along with $29.1 million of our available cash to repurchase $879.6 million principal amount of our outstanding 2025 and 2026 Convertible Notes. Refer to Note 6, Long-Term Debt, in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information. We were in compliance with all debt covenants as of December 31, 2023.
As of December 31, 2023, we have $75.0 million remaining under our delayed draw-down Term Loan and $225.0 million remaining under our revolving credit facility. We expect to utilize the remaining commitment under our Term Loan and a portion of future free cash flows we expect to generate to address the remaining $161.3 million of our 2025 Convertible Notes that will mature in March 2025.
In February, May and November 2023, our board of directors authorized a share repurchase program up to an aggregate of $400.0 million of our outstanding shares of Class A Common Stock, subject to certain limitations. During fiscal year 2023, we repurchased and subsequently retired 10 million shares of our Class A Common Stock, for an aggregate amount of approximately $315 million. As of December 31, 2023, approximately $85.0 million remained authorized and available under our share repurchase programs for future share repurchases. In February 2024, our board of directors authorized an incremental $150 million share repurchase, subject to certain limitations.
In July 2023, we completed the acquisition of certain assets of Hopin, Inc. (“Hopin”), a virtual events platform. We paid a total purchase price consideration of $22.2 million, which included $14.7 million in cash, and acquisition date fair-value of contingent consideration of $7.5 million, capped at $35.0 million based on the achievement of specified performance targets over multiple years, paid quarterly in cash.
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

Cash Flows
The table below provides selected cash flow information for the periods indicated (in thousands):

	Year ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$399,662	$191,305	$152,151
Net cash used in investing activities	(90,449)	(87,210)	(396,829)
Net cash used in financing activities	(358,018)	(98,218)	(127,051)
Effect of exchange rate changes	1,016	(3,055)	(962)
Net increase (decrease) in cash and cash equivalents	$(47,789)	$2,822	$(372,691)
Net Cash Provided by Operating Activities
Cash provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $399.7 million for the year ended December 31, 2023. The cash flow from operating activities was driven by timing of cash receipts from customers and global service providers, primarily offset by cash payments for personnel-related costs and to vendors and interest expense on our debt obligations.
Net cash provided by operating activities for the year ended December 31, 2023, increased by $208.4 million as compared to the year ended December 31, 2022. This change reflects working capital impacts resulting from the timing of payments and collections as well as higher operating margin driven by cost efficiencies.

Net Cash Used In Investing Activities
Our primary investing activities have consisted of our capital expenditures and expenditures for internal-use software, intellectual property assets, and cash paid for business acquisitions.
Net cash used in investing activities was $90.4 million for the year ended December 31, 2023, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software of $75.7 million, and net cash paid of $14.7 million to acquire Hopin.
Net cash used in investing activities for the year ended December 31, 2023 increased by $3.2 million as compared to the year ended December 31, 2022. The increase was primarily due to net cash paid of $14.7 million to acquire Hopin, partially offset by $10.7 million from lower capital expenditures and costs associated with internal-use software development.
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
Net cash used in financing activities was $358.0 million for the year ended December 31, 2023, primarily due to payments of approximately $311.1 million to repurchase and retire 10 million shares of our Class A Common Stock pursuant to our share repurchase program, and $821.0 million paid toward the partial repurchase of our Convertible Notes from $785.7 million of proceeds, net of debt issuance costs, from the issuance of both our Term Loan and 2030 Senior Notes in fiscal year 2023.
Net cash used in financing activities for the year ended December 31, 2023, increased by $259.8 million as compared to the year ended December 31, 2022. This decrease was primarily due to higher payments of $211.3 million to repurchase and retire shares of our Class A Common Stock, and $821.0 million paid, including third-party costs for partial repurchase of our

Convertible Notes and $785.7 million of proceeds net of debt issuance costs, from the drawdown under our Term Loan and the offering of our 2030 Senior Notes.
Non-GAAP Adjusted, Unlevered Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define adjusted, unlevered free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities adjusted for capital expenditures including purchases of property and equipment and capitalized internal-use software, strategic partnerships, repayment of convertible notes attributable to debt discount, restructuring and other non-recurring payments, and cash paid for interest. We believe information regarding adjusted, unlevered free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of adjusted, unlevered free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Adjusted, unlevered free cash flow should not be considered in isolation or as an alternative to cash flows from operations and should be considered alongside our other GAAP-based financial liquidity performance measures, such as net cash provided by operating activities and our other GAAP financial results.
The improvement in our adjusted, unlevered free cash flow is driven by operating leverage and efficiencies throughout the business. Our adjusted, unlevered free cash flow generation allows us to employ our capital allocation strategy that includes evaluating organic and inorganic investments, repurchasing shares, and addressing our convertible debt maturities.
The following table presents a reconciliation of adjusted, unlevered free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$399,662	$191,305	$152,151
Less:
Capitalized expenditures	(75,740)	(86,443)	(72,651)
Strategic partnerships (1)	(50,250)	(30,000)	—
Add:
Repayment of convertible notes attributable to debt discount	—	—	10,131
Restructuring and other payments	35,102	28,010	—
Cash paid for interest, net of interest rate swap	16,629	347	309
Non-GAAP adjusted, unlevered free cash flow	$325,403	$103,219	$89,940

(1)During the year ended December 31, 2022, the Company updated the terms of its arrangement with certain strategic partners and, in connection with these changes, a portion of the original advance payments were refunded.
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

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2023 (in thousands):

	Payments due by period
	Up to 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations (1)	$18,643	$23,237	$7,228	$701	$49,809
Supplier financing arrangements (2)	2,464	1,267	463	—	4,194
Principal payments on long-term debt (3)	20,000	810,391	330,000	400,000	1,560,391
Contractual interest payments on long-term debt (3)	65,641	126,492	97,886	68,000	358,019
Purchase obligations (4)	95,405	78,490	56,193	4,135	234,223
Total	$202,153	$1,039,877	$491,770	$472,836	$2,206,636
(1)Represents obligations under non-cancellable lease agreements for our corporate and worldwide offices, and colocation data centers. For more information regarding our lease obligations, refer to Note 9 - Leases included in Part II, Item 8, in this Annual Report on Form 10-K for additional information.
(2)Amounts include established financing arrangements with certain third-party financial institutions and participating suppliers. For more information regarding our supplier financing arrangements, refer to Note 1 - Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8, in this Annual Report on Form 10-K for additional information.
(3)Represents our principal and contractual interest payments on our long-term debt. For more information regarding our long-term debt, refer to Note 6 - Long-Term Debt included in Part II, Item 8, in this Annual Report on Form 10-K for additional information.
(4)Purchase obligations are primarily related to third-party managed hosting services and represent our non-cancellable open purchase orders and contractual obligations for which we have not received the goods or services as of December 31, 2023.
Indemnification Obligations
Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2023.
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
Refer to Note 10 – Commitments and Contingencies of the notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.
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
Revenue Recognition
We primarily derive our revenues from subscriptions, sale of products, and professional services. Subscriptions revenue is generally recognized over the period of the subscription contract. Subscription contracts generally allow the customers to terminate their services at any time during the first 30 to 60 days of the subscription period and are charged for the term of usage. Upon cancellation during the termination period, customers receive a pro-rata refund for any amounts paid. After the end of the termination period, the contract is non-cancellable and the customer is obligated to pay for the remaining term of the contract. For sale of products, revenue is recognized when control is transferred. For professional services, revenue is recognized as and when services are rendered.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During fiscal 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of December 31, 2023, we had cash and cash equivalents of $222.2 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. During fiscal year 2023, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of December 31, 2023, we had $161.3 million and $609.1 million outstanding from our 2025 Convertible Notes and 2026 Convertible Notes, respectively. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Convertible Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decrease in value.
As of December 31, 2023, we had no amounts outstanding under our Revolving Credit Facility and $390.0 million outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement will bear interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement was effective beginning June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. Our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of December 31, 2023, we had $400.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of the 2030 Senior Notes are exposed to interest rate risk. Generally, the fair values of the Senior Notes will increase as interest rates fall and decrease as interest rates rise.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for convertible debt as of January 1, 2022 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Update No. 2020-06.
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
Evaluation of the Sufficiency of Audit Evidence Over Subscriptions Revenue
As discussed in Note 1 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company recorded $2,202.4 million of total revenues for the year ended December 31, 2023, of which $2,100.3 million related to subscriptions. There are high volumes of subscription transactions processed across multiple information technology (IT) systems.
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
San Francisco, California
February 22, 2024

RINGCENTRAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$222,195	$269,984
Accounts receivable, net	364,438	311,318
Deferred and prepaid sales commission costs	184,620	158,865
Prepaid expenses and other current assets	77,396	55,849
Total current assets	848,649	796,016
Property and equipment, net	184,390	185,400
Operating lease right-of-use assets	42,989	35,433
Deferred and prepaid sales commission costs, non-current	395,724	438,579
Goodwill	67,370	54,335
Acquired intangibles, net	393,767	528,051
Other assets	12,024	35,848
Total assets	$1,944,913	$2,073,662
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$53,295	$62,721
Accrued liabilities	325,632	380,113
Current portion of long-term debt, net	20,000	—
Deferred revenue	233,619	209,725
Total current liabilities	632,546	652,559
Long-term debt, net	1,525,482	1,638,411
Operating lease liabilities	28,178	20,182
Other long-term liabilities	61,827	45,848
Total liabilities	2,248,033	2,357,000

Commitments and contingencies (Note 10)
Series A convertible preferred stock, $0.0001 par value; 200 shares authorized at December 31, 2023 and 2022; 200 shares issued and outstanding at December 31, 2023 and 2022	199,449	199,449

Stockholders’ deficit
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2023 and 2022; 83,543 and 85,461 shares issued and outstanding at December 31, 2023 and 2022	8	9
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2023 and 2022; 9,924 and 9,924 shares issued and outstanding at December 31, 2023 and 2022	1	1
Additional paid-in capital	1,204,781	1,059,880
Accumulated other comprehensive loss	(8,223)	(8,781)
Accumulated deficit	(1,699,136)	(1,533,896)
Total stockholders’ deficit	(502,569)	(482,787)
Total liabilities, temporary equity and stockholders’ deficit	$1,944,913	$2,073,662
See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenues
Subscriptions	$2,100,329	$1,887,756	$1,482,080
Other	102,100	100,574	112,674
Total revenues	2,202,429	1,988,330	1,594,754
Cost of revenues
Subscriptions	557,050	531,098	345,948
Other	107,241	110,633	102,421
Total cost of revenues	664,291	641,731	448,369
Gross profit	1,538,138	1,346,599	1,146,385
Operating expenses
Research and development	335,851	362,256	309,739
Sales and marketing	1,068,050	1,057,231	854,156
General and administrative	333,048	292,898	284,276
Asset write-down charges	—	283,689	—
Total operating expenses	1,736,949	1,996,074	1,448,171
Loss from operations	(198,811)	(649,475)	(301,786)
Other income (expense), net
Interest expense	(35,997)	(4,807)	(64,382)
Other income (expense)	77,963	(219,771)	(7,554)
Other income (expense), net	41,966	(224,578)	(71,936)
Loss before income taxes	(156,845)	(874,053)	(373,722)
Provision for income taxes	8,395	5,113	2,528
Net loss	$(165,240)	$(879,166)	$(376,250)
Net loss per common share
Basic and diluted	$(1.74)	$(9.23)	$(4.10)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	94,912	95,239	91,738

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2023	2022	2021
Net loss	$(165,240)	$(879,166)	$(376,250)
Other comprehensive income (loss)
Foreign currency translation adjustments	3,070	(9,425)	(6,162)
Unrealized loss on derivative instruments	(2,512)	—	—
Total other comprehensive income (loss)	558	(9,425)	(6,162)
Comprehensive loss	$(164,682)	$(888,591)	$(382,412)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Common stock
	Shares	Amount
Balance as of December 31, 2020	90,430	$9	$673,950	$6,806	$(372,306)	$308,459
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	2,598	—	15,172	—	—	15,172
Issuance of common stock in connection with investments	1,281	—	299,410	—	—	299,410
Equity component from repurchase or redemption of convertible notes	—	—	(269,584)	—	—	(269,584)
Temporary equity reclassification, convertible notes	—	—	3,787	—	—	3,787
Share-based compensation	—	—	364,135	—	—	364,135
Other comprehensive loss	—	—	—	(6,162)	—	(6,162)
Net loss	—	—	—	—	(376,250)	(376,250)
Balance as of December 31, 2021	94,309	$9	$1,086,870	$644	$(748,556)	$338,967
Cumulative effect of accounting change (Note 1)	—	—	(329,280)	—	93,826	(235,454)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings, and other commercial arrangements	3,373	1	21,418	—	—	21,419
Repurchases of common stock	(2,297)	—	(99,793)	—	—	(99,793)
Share-based compensation	—	—	380,665	—	—	380,665
Other comprehensive loss	—	—	—	(9,425)	—	(9,425)
Net loss	—	—	—	—	(879,166)	(879,166)
Balance as of December 31, 2022	95,385	$10	$1,059,880	$(8,781)	$(1,533,896)	$(482,787)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	6,337	—	7,625	—	—	7,625
Issuance of common stock in connection with strategic partnership arrangement	1,693	—	55,015			55,015
Repurchases of common stock	(9,948)	(1)	(316,321)	—	—	(316,322)
Share-based compensation	—	—	398,582	—	—	398,582
Other comprehensive income	—	—	—	558	—	558
Net loss	—	—	—	—	(165,240)	(165,240)
Balance as of December 31, 2023	93,467	$9	$1,204,781	$(8,223)	$(1,699,136)	$(502,569)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(165,240)	$(879,166)	$(376,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	233,940	246,561	125,292
Share-based compensation	426,679	386,009	357,965
Unrealized loss on investments	1,506	203,483	14,611
Asset write-down and other charges	—	305,351	—
Amortization of deferred and prepaid sales commission costs	138,134	115,184	74,165
Amortization of debt discount and issuance costs	4,566	4,468	64,063
Loss (gain) on early extinguishment of debt	(53,400)	—	1,736
Repayment of convertible notes attributable to debt discount	—	—	(10,131)
Reduction of operating lease right-of-use assets	20,469	19,907	18,025
Provision for bad debt	6,852	9,367	8,132
Other	1,486	4,327	809
Changes in assets and liabilities:
Accounts receivable	(57,819)	(87,843)	(64,940)
Deferred and prepaid sales commission costs	(156,734)	(235,869)	(178,358)
Prepaid expenses and other assets	14,492	3,812	9,111
Accounts payable	(21,213)	(6,166)	17,852
Accrued and other liabilities	9,101	89,473	74,517
Deferred revenue	17,681	33,275	34,227
Operating lease liabilities	(20,838)	(20,868)	(18,675)
Net cash provided by operating activities	399,662	191,305	152,151
Cash flows from investing activities
Purchases of property and equipment	(23,513)	(32,713)	(28,959)
Capitalized internal-use software	(52,227)	(53,730)	(43,692)
Cash paid for business combination, net of cash acquired	(14,709)	—	—
Purchases of intangible assets and long-term investments	—	(3,990)	(324,178)
Proceeds from sale of marketable equity investments	—	3,223	—
Net cash used in investing activities	(90,449)	(87,210)	(396,829)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	16,687	15,855	36,721
Payments for taxes related to net share settlement of equity awards	(9,062)	(7,598)	(21,549)
Payments for repurchase of common stock	(311,088)	(99,793)	—
Proceeds from issuance of long-term debt, net of issuance costs	785,749	—	—
Proceeds from series A convertible preferred stock, net of issuance costs	—	—	199,449
Payments for the repurchase of convertible notes	(820,960)	—	(333,632)
Repayments of principal on term loan	(10,000)	—	—
Repayment of financing obligations	(5,777)	(4,815)	(4,160)
Payment for contingent consideration	(3,567)	(1,867)	(3,880)
Net cash used in financing activities	(358,018)	(98,218)	(127,051)
Effect of exchange rate changes	1,016	(3,055)	(962)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(47,789)	2,822	(372,691)
Cash, cash equivalents, and restricted cash
Beginning of year	269,984	267,162	639,853
End of year	$222,195	$269,984	$267,162
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$16,629	$347	$309
Cash paid for income taxes, net of refunds	$10,940	$3,726	$1,388
Non-cash investing and financing activities
Common stock issued in connection with strategic partnership arrangement	$55,014	$—	$—
Common stock issued for acquisition of intangible assets	$—	$—	$302,600
Contingent consideration	$7,461	$—	$50,000
Equipment and capitalized internal-use software purchased and unpaid at period end	$3,953	$6,808	$7,343
Acquisition of intangibles	$3,629	$—	$—
Equipment acquired under financing obligations	$2,997	$—	$6,898
See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
RingCentral, Inc. (the “Company”) is a leading provider of AI-driven global enterprise cloud communications, video meetings, collaboration, and contact center software-as-a-service solutions. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.
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
Allowance for Doubtful Accounts
For the years ended December 31, 2023 and 2022, a portion of revenues were realized from credit card transactions while the remaining revenues generated accounts receivable. The Company determines provisions based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts.
Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Balance at beginning of year	Provision, net of recoveries	Write-offs	Balance at end of year
Year ended December 31, 2023
Allowance for doubtful accounts	$9,581	$6,852	$3,961	$12,472
Year ended December 31, 2022
Allowance for doubtful accounts	$8,026	$9,367	$7,812	$9,581
Year ended December 31, 2021
Allowance for doubtful accounts	$5,184	$8,132	$5,290	$8,026

Derivative Instruments and Hedging
The Company measures its derivative financial instruments at fair value and recognizes them as assets and liabilities in the Consolidated Balance Sheets. The Company records changes in the fair value of derivative financial instruments designated as cash flow hedges in other comprehensive income (loss). When a hedged transaction affects earnings, the Company subsequently reclassifies the net derivative gain or loss within earnings into the same line as the hedged item on the Consolidated Statements of Operations to offset the changes in the hedged transaction.
The cash flow effects related to derivative financial instruments designated as cash flow hedges are included within operating activities on the Consolidated Statements of Cash Flows.
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
For the years ended December 31, 2023 and 2022, the Company capitalized $56.0 million and $59.2 million, net of impairment, of internal-use software development costs, respectively. The carrying value of internal-use software development costs was $131.6 million and $119.4 million as of December 31, 2023 and 2022, respectively.
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
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
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
Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level at a minimum on an annual basis or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company conducted its annual impairment test of goodwill in the fourth quarter of 2023 and 2022 and determined that no adjustment to the carrying value of goodwill was required.
Intangible assets consist of purchased customer relationships and developed technology. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to five years. No residual value is estimated for intangible assets.
Convertible Debt
Prior to the adoption of ASU 2020-06, the Company bifurcated the debt and equity (the contingently convertible feature) components of its convertible debt instruments in a manner that reflects its nonconvertible debt borrowing rate at the time of issuance. The equity components of the convertible debt instruments were recorded within stockholders’ (deficit) equity net of allocated issuance discount. The debt issuance discount was amortized to interest expense in the Consolidated Statements of Operations using the effective interest method over the expected term of the convertible debt.
Upon adoption of ASU 2020-06 on January 1, 2022, the Company is no longer recording the conversion feature of its convertible notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, on January 1, 2022 opening balance sheet, the Company recorded a decrease to accumulated deficit of approximately $93.8 million, a decrease to additional paid-in capital of $329.3 million, and an increase to convertible notes, net of approximately $235.5 million.

Supplier Financing Arrangements
The Company has established financing arrangements with certain third-party financial institutions and participating suppliers to be repaid over different terms ranging up to five years. Some of these financing arrangements are collateralized against property and equipment. As of December 31, 2023 and 2022, the Company’s outstanding financing obligations related to such arrangements included in accrued liabilities and other long-term liabilities were $4.2 million and $6.6 million, respectively.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to larger direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. As of December 31, 2023, 2022 and 2021, and for the years then ended, none of the Company’s customers accounted for more than 10% of total accounts receivable, total revenues, or subscription revenues.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2023 and 2022, approximately 94% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of December 31, 2023 and 2022.
Revenue Recognition
The Company derives its revenues primarily from subscriptions, sale of products, and professional services. Revenues are recognized when control is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products.
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
Cost of Revenues
Cost of subscriptions revenue primarily consists of costs of network capacity purchased from third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place the Company’s servers in data centers owned by third parties, depreciation of the servers and equipment, along with related utilities and maintenance costs, amortization of acquired technology related intangible assets, personnel costs associated with customer care and support of the functionality of the Company’s platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology. Cost of subscriptions revenue is expensed as incurred.
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
Share-Based Compensation
Share-based compensation expense resulting from options, restricted stock units (“RSUs”), performance-based awards (“PSUs”), and employee stock purchase plan (“ESPP”) rights granted is measured at the grant date fair value of the award and is generally recognized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period. The Company estimates the fair value of stock options and ESPP rights using the Black-Scholes-Merton option-pricing model. The Company estimates the fair value of RSUs as the closing market value of its Class A Common Stock on the grant date. The Company estimates the fair value of its market condition performance stock units (“PSUs”) using the Monte Carlo simulation model. For awards with performance-based and service-based conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions. The effect of a change in the estimated number of performance-based awards expected to be earned is recognized in the period those estimates are revised. Compensation expense is recognized net of estimated forfeiture activity, which is based on historical forfeiture rates.
Research and Development
Research and development expenses consist primarily of third-party contractor costs, personnel costs, technology license expenses, and depreciation associated with research and development equipment. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $97.0 million, $125.6 million, and $88.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Restructuring Costs
Restructuring costs generally include employee-related severance charges which are largely based upon substantive severance plans, while some are mandated requirements in certain foreign jurisdictions. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. One-time employee termination benefits are recognized when the plan of termination has been communicated to employees and certain other criteria are met. Other severance and employee costs, primarily pertaining to ongoing employee benefit arrangements, are recognized when it is probable that the employees are entitled to the severance benefits and the amounts can be reasonably estimated.
Segment Information
The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2023, except for deferred tax assets associated with certain foreign subsidiaries, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets due to its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.

Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the year ended December 31, 2023, and no material amounts payable to or amounts receivable from related parties as of December 31, 2023. During 2022 and 2021, the Company made purchases from Google Inc. in the ordinary course of business, which one of the Company’s directors previously served as President, Americas. Total payables to Google Inc. as of December 31, 2022 was $1.9 million, and total expenses incurred for the years ended December 31, 2022 and 2021 were $24.3 million and $24.7 million, respectively.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.
Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), which requires buyers that use supplier finance programs in connection with the purchase of goods and services to make certain annual disclosures regarding the programs’ key terms and information about the obligations at the end of a reporting period, including a roll-forward of those obligations. The adoption of this ASU, which was adopted by the Company on January 1, 2023, did not have a material impact on the Company’s consolidated financial statements.
Note 2. Revenue
The Company derives its revenues primarily from subscriptions, sale of products, and professional services. Revenues are recognized when control is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products.
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Year ended December 31,
	2023	2022	2021
Primary geographical markets
North America	90%	90%	88%
Others	10%	10%	12%
Total revenues	100%	100%	100%
The Company derived over 90% of subscription revenues from RingCentral MVP and RingCentral contact center solutions for the years ended December 31, 2023, 2022, and 2021. For the years ended December 31, 2023 and 2022, RingCentral contact center solutions represented over 10% of total revenues.
Deferred revenue
During the year ended December 31, 2023, the Company recognized approximately all of the corresponding deferred revenue balance at the beginning of the year as revenue.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of December 31, 2023 that has not yet been recognized was approximately $2.4 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 52% of this balance over the next 12 months and 48% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $44.8 million, $46.6 million, and $48.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Cash	$113,733	$88,153
Money market funds	108,462	181,831
Total cash and cash equivalents	$222,195	$269,984
As of December 31, 2023 and 2022, $1.1 million and $5.5 million in the cash balance above, respectively, represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable	$280,544	$242,650
Unbilled accounts receivable	96,366	78,249
Allowance for doubtful accounts	(12,472)	(9,581)
Accounts receivable, net	$364,438	$311,318
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$32,440	$23,306
Inventory	1,492	1,209
Other current assets	43,464	31,334
Total prepaid expenses and other current assets	$77,396	$55,849
Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Computer hardware and software	$238,802	$221,727
Internal-use software development costs	255,649	199,642
Furniture and fixtures	8,964	8,937
Leasehold improvements	14,369	13,889
Property and equipment, gross	517,784	444,195
Less: accumulated depreciation and amortization	(333,394)	(258,795)
Property and equipment, net	$184,390	$185,400
Total depreciation and amortization expense related to property and equipment was $82.9 million, $72.0 million, and $58.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2022	$54,335
Acquisitions (Note 8)	12,428
Foreign currency translation adjustments	607
Balance at December 31, 2023	$67,370
The carrying values of intangible assets are as follows (in thousands):

		December 31, 2023			December 31, 2022
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization And Impairment	Acquired Intangibles, Net	Cost	Accumulated Amortization And Impairment	Acquired Intangibles, Net
Customer relationships	2.6 years	$26,506	$21,834	$4,672	$20,855	$19,090	$1,765
Developed technology	2.8 years	826,077	436,982	389,095	814,614	288,328	526,286
Total acquired intangible assets		$852,583	$458,816	$393,767	$835,469	$307,418	$528,051
Amortization expense from acquired intangible assets for the years ended December 31, 2023, 2022 and 2021 was $151.1 million, $174.5 million, and $66.4 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2024	$139,391
2025	138,522
2026	115,448
2027 onwards	406
Total estimated amortization expense	$393,767
Accrued liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation and benefits	$63,009	$53,419
Accrued sales, use, and telecom related taxes	43,796	37,836
Accrued marketing and sales commissions	60,528	127,940
Operating lease liabilities, short-term	16,707	17,513
Other accrued expenses	141,592	143,405
Total accrued liabilities	$325,632	$380,113
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs for the years ended December 31, 2023, 2022 and 2021 were $138.1 million, $115.2 million, and $74.2 million, respectively. There was no impairment loss in relation to the deferred commission costs capitalized for the periods presented.
During the year ended December 31, 2023, the Company recorded a gain of $11.5 million in other income (expense) in earnings, pursuant to an amended agreement with a strategic partner.

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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$108,462	$108,462	$—	$—
Other assets:
Interest rate swap derivatives	3,505	—	3,505	—
Other long-term liabilities:
Interest rate swap derivatives	6,017	—	6,017	—
Contingent consideration	7,461	—	—	7,461

	Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$181,831	$181,831	$—	$—
Other assets:
Long-term investments	1,646	—	—	1,646
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, and other current liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of December 31, 2023, the fair value of the 0% convertible notes due 2026 (the “2026 Convertible Notes”) was approximately $530.6 million, and fair value of the 0% convertible notes due 2025 (the “2025 Convertible Notes”) was approximately $150.0 million. The fair value for these convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of December 31, 2023, the carrying amount of the Term Loan was $390.0 million. As there are no embedded features, the fair value of the Term Loan approximated its carrying value.
As of December 31, 2023, the fair value of the 8.5% senior notes due 2030 (the “2030 Senior Notes”) was approximately $408.4 million. The fair value for the 2030 Senior Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

Fair Value of Derivative Instruments
The Company’s interest rate swap derivative, which is considered as Level 2 in the fair value hierarchy, is valued using a discounted cash flow model that utilizes observable inputs including forward interest rate data at the measurement date.
Contingent Consideration
The contingent consideration is related to the Company’s acquisition of Hopin in the third quarter of 2023, and represents the future potential earn-out payments based on the achievement of specified performance targets over multiple years, paid quarterly in cash. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation that includes significant unobservable inputs including the discount rate and projected revenues over the earn-out period. This contingent liability was classified as level 3 within the fair value hierarchy. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to December 31, 2023.
Note 5. Strategic Partnerships
Avaya Partnership
In October 2019, the Company entered into certain agreements for a strategic partnership with Avaya LLC (“Avaya”), previously known as Avaya Holdings Corp., and its subsidiaries, including Avaya Inc. (collectively, “Avaya”). In connection with the strategic partnership, the Company prepaid Avaya in the Company’s Class A Common Stock predominantly for future sales commissions to be earned for each qualified unit of Avaya Cloud Office by RingCentral (“ACO”) sold during the term of the partnership. Under the terms of the partnership, the unutilized prepaid sales commissions were payable to the Company at the end of the contractual term.
On December 13, 2022, Avaya filed a Form 8-K disclosing ongoing discussions regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings or investment transactions. Further, on February 14, 2023, Avaya initiated an expedited, prepackaged financial restructuring via Chapter 11 with the support of its financial stakeholders. The Company and Avaya entered into a new extended and expanded agreement, which included certain minimum volume commitments and revised go-to-market incentive structure intended to drive migration to Avaya Cloud Office. For the year ended December 31, 2022, the Company recorded a non-cash asset write-down charge of $279.3 million, out of which $21.7 million was accrued interest and was recorded in other income (expense) in the Consolidated Statement of Operations. No portion of the impairment charge related to future cash expenditures.
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

Note 6. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt as of December 31, 2023 and 2022 (in thousands):

Debt Instrument	Maturity Date	December 31, 2023	December 31, 2022
2025 Convertible Notes (1)	March 1, 2025	$161,326	$1,000,000
2026 Convertible Notes (2)	March 15, 2026	609,065	650,000
Term Loan under Credit Agreement	February 14, 2028	390,000	—
Revolving Credit Facility under Credit Agreement (3)	February 14, 2028	—	—
2030 Senior Notes	August 15, 2030	400,000	—
Total principal amount		1,560,391	1,650,000
Less: unamortized debt discount and issuance costs		(14,909)	(11,589)
Less: current portion of long-term debt (4)		(20,000)	—
Net carrying amount of long-term debt		$1,525,482	$1,638,411

(1)The Company repurchased $838.7 million principal amount of the 2025 Convertible Notes during the twelve months ended December 31, 2023 using $396.7 million of net proceeds from the Term Loan, $356.7 million of net proceeds from the 2030 Senior Notes, and $29.1 million of other available cash, resulting in a $48.0 million gain on early debt extinguishment, net of related unamortized debt issuance costs.
(2)The Company repurchased $40.9 million principal amount of the 2026 Convertible Notes during the twelve months ended December 31, 2023 using $35.2 million of proceeds from the 2030 Senior Notes, resulting in a $5.4 million gain on early debt extinguishment, net of related unamortized debt issuance costs.
(3)Of the $225.0 million available for borrowing, the Company has not drawn down any amount under the Revolving Credit Facility.
(4)The current portion of long-term debt is related to the Term Loan, which requires quarterly principal payments equal to 1.25% of the original $400.0 million aggregate principal amount with balance due at maturity.
The following table sets forth the future minimum principal payments for long-term debt as of December 31, 2023 (in thousands):

	2025 Convertible Notes	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2024	$—	$—	$20,000	$—	$20,000
2025	161,326	—	20,000	—	181,326
2026	—	609,065	20,000	—	629,065
2027	—	—	20,000	—	20,000
2028 onwards	—	—	310,000	400,000	710,000
Total principal amount	$161,326	$609,065	$390,000	$400,000	$1,560,391
2030 Senior Notes
On August 16, 2023, the Company issued $400.0 million aggregate principal amount of the 2030 Senior Notes in a private offering. The total net proceeds from the debt offering, after deducting $5.5 million initial purchase discounts and $2.6 million debt issuance costs, were approximately $391.9 million. The 2030 Senior Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 8.5% per annum payable semi-annually in arrears on February 15th and August 15th of each year. The 2030 Senior Notes will mature on August 15, 2030, unless redeemed or repurchased earlier, and are subject to the terms and conditions set forth in the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”). As of December 31, 2023, the carrying value of the 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $392.2 million.
The 2030 Senior Notes are or will be, as applicable, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries that guarantee indebtedness of the Company under the Credit Agreement.

The Senior Notes Indenture also requires compliance with certain covenants, including the ability to create certain liens on assets to secure debt, the ability to grant subsidiary guarantees of certain debt without also providing guarantees of the 2030 Senior Notes by such subsidiary and certain change of control transactions, events of default, and other customary provisions. As of December 31, 2023, the Company was in compliance with all covenants under the Senior Notes Indenture.
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
Debt issuance costs were capitalized in the Consolidated Balance Sheets and amortized as interest expense using the effective interest rate method over the term of the 2030 Senior Notes. The effective interest rate on the 2030 Senior Notes, which is calculated as the contractual interest rate adjusted for the debt discount and issuance costs was 8.9% as of December 31, 2023.
Credit Agreement
On February 14, 2023, the Company entered into a Credit Agreement with certain lenders. The Credit Agreement originally provided for a $200.0 million revolving loan facility (the “Revolving Credit Facility”), with a $25.0 million sub-limit for the issuance of letters of credit, and a $400.0 million delayed draw term loan facility (the “Term Loan”). On August 15, 2023, the Company entered into the first amendment to the Credit Agreement to increase the Revolving Credit Facility by $25.0 million to an aggregate principal amount of $225.0 million. On November 2, 2023, the Company entered into the second amendment to Credit Agreement to increase the Term Loan by $75.0 million to an aggregate principal amount of $475.0 million. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. The Revolving Credit Facility commitments terminate, and all outstanding revolving loans thereunder are due and payable, on February 14, 2028. The obligations under the Credit Agreement are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.
In the second quarter of 2023, the Company fully drew down the then existing Term Loan of $400.0 million and the proceeds were used to repurchase a portion of the Company’s 2025 Notes, in accordance with the terms of the Credit Agreement. As of December 31, 2023, $75.0 million of Term Loan commitments remain available for draw until August 2, 2024. If on any date that is within 91 days prior to the final scheduled maturity date of any series of the Convertible Notes, such series of Convertible Notes is in an aggregate principal amount outstanding that exceeds an amount equal to 50% of last twelve months EBITDA, calculated as set forth in the Credit Agreement, the maturity date of both the Revolving Credit Facility and Term Loan shall automatically be modified to be such date.
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
As of December 31, 2023, the Company incurred $6.2 million of debt issuance costs in connection with the Credit Agreement, of which $5.3 million was capitalized in the Consolidated Balance Sheets and amortized primarily using the effective interest rate over the term of the Credit Agreement, while the remaining amount was expensed in the period incurred. The effective interest rate method on the Term Loan, which is calculated as the contractual interest rate adjusted for the debt discount and issuance costs, was 8.5% as of December 31, 2023. As of December 31, 2023, the carrying value of the Term Loan under Credit Agreement, net of unamortized debt discount and issuance costs, was $387.1 million.

Convertible Notes
In March 2020, the Company issued $1.0 billion aggregate principal amount of 0% convertible notes due 2025 in a private placement to qualified institutional buyers (the “2025 Notes”). The 2025 Notes will mature on March 1, 2025, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $986.5 million.
In September 2020, the Company issued $650 million aggregate principal amount of 0% convertible notes due 2026 in a private placement to qualified institutional buyers (the “2026 Notes”). The 2026 Notes will mature on March 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $640.2 million.
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
In August 2023, the Company used a portion of the net proceeds from the offering of the 2030 Senior Notes to repurchase $125.3 million and $40.9 million aggregate principal of the 2025 Convertible Notes and 2026 Convertible Notes, respectively, by paying an aggregate amount of $153.6 million in cash, resulting in a gain on early debt extinguishment of $11.8 million, net of related unamortized debt issuance costs.
In December 2023, the Company used a portion of the remaining net proceeds from the offering of the 2030 Senior Notes to repurchase $252.7 million aggregate principal of the 2025 Convertible Notes by paying $241.3 million in cash, resulting in a gain of early debt extinguishment in the amount of $10.5 million net of related unamortized debt issuance costs. As of December 31, 2023, the carrying value of the 2025 and 2026 Convertible Notes, net of unamortized debt issuance costs, was $160.8 million and $605.4 million, respectively.
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
During the three and twelve months ended December 31, 2023, the conditions allowing holders of the 2025 Convertible Notes and 2026 Convertible Notes to convert were not met. The Convertible Notes of either series may be convertible thereafter if one or more of the conversion conditions specified in the applicable Convertible Notes Indenture is satisfied during future measurement periods.

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
As of December 31, 2023, the Company was in compliance with all covenants under each of the Convertible Notes Indentures.
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
The following table below sets forth key terms and costs incurred for the Capped Calls related to each of the Convertible Notes:

	2025 Convertible Notes	2026 Convertible Notes
Initial approximate strike price per share, subject to certain adjustments	$360.43	$424.03
Initial cap price per share, subject to certain adjustments	$480.56	$556.10
Net cost incurred (in millions)	$60.9	$41.8
Class A Common Stock covered, subject to anti-dilution adjustments (in millions)	2.8	1.5
Settlement commencement date	1/31/2024	2/13/2025
Settlement expiration date	2/28/2024	3/13/2025
All of the capped call transactions were outstanding as of December 31, 2023.
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Contractual interest expense, net of interest rate swap	$29,285	$—	$—
Amortization of debt discount and issuance costs	4,566	4,468	64,063
Total interest expense related to long-term debt	$33,851	$4,468	$64,063

The following table sets forth the future minimum contractual interest for long-term debt as of December 31, 2023 (in thousands):

	Term Loan (1)	2030 Senior Notes	Total
2024	$31,735	$33,906	$65,641
2025	30,076	34,000	64,076
2026	28,416	34,000	62,416
2027	26,757	34,000	60,757
2028 onwards	3,129	102,000	105,129
Total contractual interest amount	$120,113	$237,906	$358,019

(1)Excludes the impact of interest rate swap. Refer to Note 7 - Derivative Instruments in this Annual Report on Form 10-K for additional information.
Note 7. Derivative Instruments
In May 2023, the Company entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with the Company’s variable rate borrowing program by paying quarterly a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement was effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. As of December 31, 2023, the interest rate swap agreement had a notional amount of $390.0 million.
The Company’s interest rate swap agreement is designated as a cash flow hedge under ASC 815, Derivatives and Hedging (“ASC 815”), involving the assumption of variable amounts by a swap counterparty in exchange for the Company making fixed-rate payments to the counterparty over the life of the agreement, without the exchange of the underlying notional amount. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the Company’s variable rate debt. The Company monitors the effectiveness of its hedges on a quarterly basis. The Company does not hold its interest rate swap agreement for trading or speculative purposes. The Company will recognize its interest rate derivative designated as a cash flow hedge on a gross basis as an asset and a liability at fair value in the Consolidated Balance Sheets. The unrealized gains and losses on the interest rate swap agreement are included in other comprehensive income (loss) and will be subsequently recognized in earnings within or against interest expense when the hedged interest payments are accrued.
As of December 31, 2023, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $3.5 million. During the year ended December 31, 2023, the Company reclassified $3.1 million from accumulated other comprehensive loss to earnings as an offset and reduction to interest expense.
Note 8. Business Combinations
On July 31, 2023, the Company completed its acquisition of certain assets of Hopin, Inc. (“Hopin”), a virtual events platform that aims to connect people around the world through immersive and interactive online experiences. The total purchase price consideration of $22.2 million consisted of $14.7 million in cash, and the acquisition date fair-value of contingent consideration of $7.5 million, out of total maximum contingent consideration of $35.0 million based on the achievement of specified performance targets by the Hopin business over multiple years, paid quarterly in cash. The acquired technology will be incorporated into the Company’s global communication platform, providing customers with enhanced virtual events and webinar experiences.
The transaction was accounted for as a business combination. The preliminary allocation of the purchase price based on their estimated fair values included $12.7 million for acquired technology and customer relationships, less $3.3 million for net acquired liabilities, with the remaining $12.8 million allocated to goodwill. The amortizable intangible assets have a weighted-average useful life of three years. The goodwill recognized is attributable primarily to the contributions of the acquired technology and customer relationships to the overall corporate strategy and assembled workforce.

Note 9. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of December 31, 2023, non-cancelable leases expire on various dates between 2024 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2023 and 2022, the balance sheet components of leases were as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$42,989	$35,433

Accrued liabilities	$16,707	$17,513
Operating lease liabilities	28,178	20,182
Total operating lease liabilities	$44,885	$37,695

The components of operating lease expense were as follows (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Operating lease cost (1)	$23,315	$22,800	$21,317
Variable lease cost	4,412	3,930	3,736
Total lease cost	$27,727	$26,730	$25,053

    (1) Includes short-term lease costs, which were not material in the years ended December 31, 2023, 2022, and 2021.
As of December 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

Year Ending December 31,
2024	$18,643
2025	13,018
2026	10,219
2027	4,594
2028	2,634
2029 onwards	701
Total future minimum lease payments	49,809
Less: Imputed interest	(4,924)
Present value of lease liabilities	$44,885
The supplemental cash flow information related to operating leases were as follows (in thousands):

	Year ended December 31,
	2023	2022
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$22,844	$22,899

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$27,846	$8,771

Other information related to operating leases were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining operating lease term (years)	3.0	3.1
Weighted-average operating lease discount rate	7%	5%
As of December 31, 2023, the Company has additional operating leases of approximately $1.4 million that have not yet commenced and as such, have not yet been recognized on the Consolidated Balance Sheets. These operating leases are expected to commence in the second quarter of 2024 with lease terms of up to 5 years.
Note 10. Commitments and Contingencies
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
Patent Infringement Matter
On April 25, 2017, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. (together, “Uniloc”) filed in the U.S. District Court for the Eastern District of Texas two actions against the Company alleging infringement of U.S. Patent Nos. 7,804,948; 7,853,000; and 8,571,194 by RingCentral’s Glip unified communications application. The plaintiffs sought a declaration that the Company has infringed the patents, damages according to proof, injunctive relief, as well as their costs, attorney’s fees, expenses and interest. On October 9, 2017, the Company filed a motion to dismiss or transfer requesting that the case be transferred to the United States District Court for the Northern District of California. In response to the motion, plaintiffs filed a first amended complaint on October 24, 2017. The Company filed a renewed motion to dismiss or transfer on November 15, 2017. Although briefing on that motion was completed, the motion was not decided. On February 5, 2018, Uniloc moved to stay the litigation pending the resolution of certain third-party inter partes review proceedings (“IPRs”) before the United States Patent and Trademark Office. On February 9, 2018, the court stayed the litigation pending resolution of the IPRs without prejudice to or waiver of the Company’s motion to dismiss or transfer. The parties entered into a settlement agreement and filed a Voluntary Stipulation of Dismissal with Prejudice. The court entered an order dismissing the action with prejudice on January 2, 2024.
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed a demurrer to the amended complaint on October 18, 2021, and a motion for judgment on the pleadings on January 23, 2023. The Court overruled the Company’s demurrer and motion for judgment on the pleadings, and the parties are now engaged in discovery. The Company filed a motion for summary judgment on February 16, 2024, and a hearing on the motion is set for August 2, 2024. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

Other Matter
On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda, against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral fraudulently and in bad faith. The Company sought its costs incurred in negotiating under the Letter of Intent (“LOI”) that the parties entered into and damages for lost opportunity as a result of forgoing another acquisition opportunity, and attorneys’ fees and costs. On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of its executive officers alleging breach of the LOI as well as tort claims arising from the Company’s allegedly inducing Bright Pattern to enter into the LOI and subsequent extensions while allegedly misstating the timeframe for the proposed transaction. As damages, Bright Pattern sought audit fees it allegedly incurred, a $5 million break-up fee, its alleged “cash burn” during the negotiations, and unspecified lost opportunity damages. The Company filed a demurrer to Bright Pattern’s amended cross-complaint, as well as a related motion to strike. On May 7, 2020, the court denied both the motion to strike and demurrer. On July 19, 2022, the parties filed a joint motion to stay the proceedings, which the court granted on July 20, 2022. On October 19, 2023, Bright Pattern moved to lift the stay. The parties entered into a settlement agreement and filed a Request for Dismissal with Prejudice, in which they agreed to dismiss the action, and all claims and counterclaims alleged therein, with prejudice. The court entered an order dismissing the action with prejudice on January 9, 2024.
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
Indemnification
Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if their subscriptions infringe upon a third party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions. The Company has not accrued any material liabilities related to such obligations as of December 31, 2023 and 2022.
Purchase Obligations
Our purchase obligations are primarily related to third-party managed hosting services and represent our non-cancellable open purchase orders and contractual obligations for which we have not received the goods or services.
The following table sets forth our non-cancellable open purchase obligations for each of the next five years and thereafter as of December 31, 2023 (in thousands):

Purchase Obligations
2024	$95,405
2025	46,572
2026	31,918
2027	27,918
2028	28,275
2029 onwards	4,135
Total	$234,223

Note 11. Stockholders’ Deficit and Convertible Preferred Stock
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
Preferred Stock
The board of directors may, without further action by the stockholders, fix the powers, designations, preferences, or relative participating, optional, or other rights, and the qualifications, limitations, and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B Common Stock. As of December 31, 2023 and 2022, there were 100,000,000 shares of preferred stock authorized, 200,000 shares of which are issued and outstanding as Series A Convertible Preferred Stock.
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
Shares of Class A Common Stock reserved for future issuance were as follows (in thousands):

December 31, 2023
Preferred stock	100,000
Class B Common Stock	9,925
2013 Employee stock purchase plan	6,294
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	10,047
Available for future grants	13,579
139,845

Share Repurchase Programs
Under the Company’s share repurchase programs, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The programs do not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions.
2022 Share Repurchase Program
On December 13, 2021, the Company’s board of directors authorized a share repurchase program to repurchase up to $100 million of the Company’s outstanding shares of Class A Common Stock. The Company completed its 2022 share repurchase program on December 31, 2022.
2023 Share Repurchase Program
On February 13, 2023, the Company’s board of directors authorized a share repurchase program under which it may repurchase up to $175.0 million of the Company’s outstanding shares of Class A Common Stock, subject to certain limitations. On May 16, 2023, the board of directors increased their authorization by $125.0 million, also subject to certain limitations, for total repurchase authorization up to $300.0 million. The Company completed its 2023 share repurchase program prior to December 31, 2023.
2024 Share Repurchase Program
On November 1, 2023, the Company’s board of directors authorized a share repurchase program under which it may repurchase up to $100.0 million of the Company’s outstanding shares of Class A Common Stock, subject to certain limitations. As of December 31, 2023, approximately $85.0 million remained authorized and available. On February 7, 2024, the board of directors increased their authorization by $150 million, also subject to certain limitations. The authorization under these programs expires on December 31, 2024. Refer to Note 17 – Subsequent Events in this Annual Report on Form 10-K for additional information.
The following table summarizes the share repurchase activity of our Class A Common Stock during the twelve months ended December 31, 2023 and 2022 (in thousands):

	Twelve Months Ended December 31, 2023		Twelve Months Ended December 31, 2022
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	10,066	$314,964	2,297	$99,748
Amounts for excise tax withholdings and broker’s commissions	—	1,357	—	45
Total repurchases of common stock	10,066	$316,321	2,297	$99,793
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the year ended December 31, 2023, the Company reflected the applicable excise tax withholdings and broker’s commissions in additional paid in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued liabilities in the Consolidated Balance Sheets. The table above includes share repurchases of $4.1 million for 117,706 shares settled in January 2024.
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
As the liquidation or specified change in control event is not solely within the Company’s control, the Series A Convertible Preferred Stock is therefore classified as temporary equity and recorded outside of stockholders’ equity on the Consolidated Balance Sheet. As of December 31, 2023 and 2022, there were 200,000 shares of the Company’s Series A Convertible Preferred Stock issued and outstanding, and the carrying value, net of issuance costs, was $199.4 million.
Note 12. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Consolidated Statements of Operations is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Cost of revenues	$36,484	$34,269	$29,307
Research and development	93,961	88,846	83,042
Sales and marketing	151,221	151,950	137,924
General and administrative	145,013	110,944	107,692
Total share-based compensation expense	$426,679	$386,009	$357,965
A summary of share-based compensation expense by award type is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Employee stock purchase plan rights (“ESPP”)	$7,574	$7,719	$9,573
Performance stock units (“PSUs”)	27,035	1,737	298
Restricted stock units (“RSUs”)	392,070	376,553	348,094
Total share-based compensation expense	$426,679	$386,009	$357,965
Equity Incentive Plans
In September 2013, the Board adopted and the Company’s stockholders approved the 2013 Equity Incentive Plan, which became effective on September 26, 2013, and the stockholders approved an amended and restated 2013 Equity Plan on December 15, 2022 (together, “2013 Plan”). In connection with the adoption of the 2013 Plan, the Company terminated the 2010 Equity Incentive Plan (“2010 Plan”), under which stock options had been granted prior to September 26, 2013. The 2010 Plan was established in September 2010, when the 2003 Equity Incentive Plan (“2003 Plan”) was terminated. After the termination of the 2003 and 2010 Plans, no additional options were granted under these plans; however, options previously granted under these plans will continue to be governed by these plans and were exercisable into shares of Class B Common Stock. In addition, options authorized to be granted under the 2003 and 2010 Plans, including forfeitures of previously granted awards, are authorized for grant under the 2013 Plan.
A total of 6,200,000 shares of Class A Common Stock were originally reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A Common Stock; (ii) 5% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2023, a total of 4,769,268 shares of Class A Common Stock were added to the 2013 Plan in connection with the annual automatic increase provision. As of December 31, 2023, a total of 13,579,448 shares remain available for grant under the 2013 Plan.
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
A summary of option activity under all of the Company’s equity incentive plans at December 31, 2023 and changes during the period then ended is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	897	$12.02	1.7	$329,151
Exercised	(741)	12.58
Canceled/Forfeited	(2)	27.45
Outstanding at December 31, 2021	154	$9.12	0.9	$27,465
Exercised	(132)	8.54
Canceled/Forfeited	—	—
Outstanding at December 31, 2022	22	$12.53	0.5	$509
Exercised	(22)	12.53
Canceled/Forfeited	—	—
Outstanding at December 31, 2023	—	$—	0.0	$—
Vested and expected to vest as of December 31, 2023	—	$—	0.0	$—
Exercisable as of December 31, 2023	—	$—	0.0	$—

There were no options granted for the year ended December 31, 2023 and 2022. The total intrinsic value of options exercised during year ended December 31, 2023 was immaterial. The total intrinsic value of options exercised during the year ended 2022 and 2021 was $13.6 million, and $190.7 million, respectively. There is no remaining unamortized share-based compensation expense related to options.
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
The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2023, a total of 953,853 shares of Class A Common Stock were added to the ESPP Plan in connection with the annual increase provision. At December 31, 2023, a total of 6,293,967 shares were available for issuance under the ESPP.
The weighted-average assumptions used to value ESPP rights under the Black-Scholes-Merton option-pricing model and the resulting offering grant date fair value of ESPP rights granted in the periods presented were as follows:

	Year ended December 31,
	2023	2022	2021
Expected term (in years)	0.5	0.5	0.5
Expected volatility	67%	81%	48%
Risk-free interest rate	5.36%	3.01%	0.05%
Expected dividend yield	0%	0%	0%
Offering grant date fair value of ESPP rights	$9.38	$20.18	$71.27
As of December 31, 2023 and 2022, there was approximately $3.2 million and $4.4 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.4 years.
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of December 31, 2023, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,725	$162.04	$1,032,997
Granted	2,792	299.53
Released	(1,811)	185.55
Canceled/Forfeited	(855)	240.21
Outstanding at December 31, 2021	2,851	$258.26	$534,186
Granted	5,999	72.96
Released	(2,787)	131.18
Canceled/Forfeited	(963)	206.32
Outstanding at December 31, 2022	5,100	$119.55	$180,577
Granted	13,666	32.16
Released	(5,891)	61.12
Canceled/Forfeited	(2,828)	57.29
Outstanding at December 31, 2023	10,047	$52.47	$325,153
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years.
As of December 31, 2023 and 2022, there was a total of $393.5 million and $422.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.6 years and 2.8 years, respectively.
Performance Stock Units
The 2013 Plan provides for the issuance of PSUs. The PSUs granted under the 2013 Plan are contingent upon the achievement of predetermined market, performance, and service conditions. The Company uses a Monte Carlo simulation model to determine the fair value of its market condition PSUs. PSU expense is recognized using the graded vesting method over the requisite service period. For performance-based metrics, the compensation expense is based on a probability of achievement of the performance conditions. For market-based conditions, if the market conditions are not met but the service conditions are met, the PSUs will not vest; however, any stock-based compensation expense recognized will not be reversed.
For the majority of the PSUs granted, the number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the achievement of the different performance and market conditions over the respective measurement period, generally ending December 31, 2023. The PSUs generally vest over a three-year period.

As of December 31, 2023, there was a total of $19.5 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 2.1 years.
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus and executive equity compensation plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions and in lieu of a portion of base salary. During the year ended December 31, 2023 and 2022, the Company issued 2,222,098 and 1,047,821 RSUs, respectively, under these Plans. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of December 31, 2023 was approximately $4.4 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan.
Note 13. Income Taxes
Net loss before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
United States	$(190,912)	$(898,036)	$(394,392)
International	34,067	23,983	20,670
Total net loss before provision for income taxes	$(156,845)	$(874,053)	$(373,722)
The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Current
Federal	$—	$—	$—
State	1,792	1,104	746
Foreign	5,972	4,710	3,580
Total current	$7,764	$5,814	$4,326
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	631	(701)	(1,798)
Total deferred	631	(701)	(1,798)
Total income tax provision	$8,395	$5,113	$2,528

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures, the Company has recorded current income tax expense of $1.8 million for the year ended December 31, 2023. The current income tax provision is primarily for foreign and state taxes currently payable that we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards in certain states.
The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Federal tax benefit at statutory rate	$(32,937)	$(183,551)	$(78,482)
State tax, net of federal tax benefit	1,415	848	314
Research and development credits	(11,574)	(12,830)	(10,135)
Share-based compensation	10,956	5,828	(45,501)
Loss on debt extinguishment	—	19	365
Other permanent differences	1,674	3,143	835
Global intangible low-taxed income	3,035	—	—
Foreign tax rate differential	548	(2,497)	(4,104)
Net operating losses not recognized	35,278	194,153	139,236
Release of valuation allowance associated with acquisitions	—	—	—
Total income tax provision	$8,395	$5,113	$2,528
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

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2023	2022
Deferred tax assets
Net operating loss and credit carry-forwards	$463,400	$491,323
Research and development credits	87,111	71,756
Research and development expenditure capitalization	130,792	75,821
Basis difference in investments	40,655	107,756
Sales tax accrual	67	90
Share-based compensation	21,014	14,986
Acquired intangibles	76,171	50,156
Accrued liabilities	17,994	16,550
Gross deferred tax assets	837,204	828,438
Valuation allowance	(674,720)	(669,690)
Total deferred tax assets	162,484	158,748
Deferred tax liabilities
Deferred sales commissions	(117,875)	(117,724)
Lease right of use assets	(8,255)	(7,045)
Property and equipment	(35,753)	(32,746)
Net deferred tax assets	$601	$1,233
As of December 31, 2023, the Company has federal net operating loss carryforwards of approximately $1.8 billion, of which $66.1 million will expire in 2037, while the remaining portion does not expire. As of December 31, 2023, the Company had foreign net operating loss carryforwards of approximately $27.1 million that will carryforward indefinitely. As of December 31, 2023, the Company had state net operating loss carryforwards of approximately $1.3 billion that will begin to expire in 2024. The Company also has research credit carryforwards for federal and California tax purposes of approximately $77.0 million and $49.5 million, respectively, available to reduce future income subject to income taxes. The federal research credit carry-forwards will begin to expire in 2028 and the California research credits carry forward indefinitely.
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
The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2023, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $5.0 million and $244.1 million, respectively.
The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2023 (in thousands):

	2023	2022	2021
Unrecognized tax benefits, beginning of the year	$26,412	$20,010	$14,158
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	(418)	—	—
Increases related to current year tax positions	5,982	6,402	5,852
Unrecognized tax benefits, end of year	$31,976	$26,412	$20,010

In accordance with ASC 740-10, Income Taxes, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes.
The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Included in the balance of unrecognized tax benefits as of December 31, 2023 are $0.3 million of tax benefit that, if recognized, would affect the effective tax rate. Otherwise, as a result of the full valuation allowance as of December 31, 2023, current adjustments to the unrecognized tax benefit will not have an impact on our effective income tax rate. Any adjustments made after the valuation allowance is released will have an impact on the tax rate.
The Company files U.S. and foreign income tax returns with varying statutes of limitations. Due to the Company’s net carry-over of unused operating losses and tax credits, all years from 2003 forward remain subject to future examination by tax authorities.
Note 14. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, convertible notes, and convertible preferred stock, to the extent dilutive. For the years ended December 31, 2023, 2022 and 2021, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator
Net loss	$(165,240)	$(879,166)	$(376,250)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	94,912	95,239	91,738
Basic net income (loss) per share	$(1.74)	$(9.23)	$(4.10)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2023	2022	2021
Shares of common stock issuable under equity incentive plans outstanding	9,999	4,050	3,866
Shares of common stock related to convertible preferred stock	743	743	107
Shares of common stock related to convertible notes	—	—	135
Potential common shares excluded from diluted net loss per share	10,742	4,793	4,108
    Pursuant to the terms of the respective Convertible Notes Indentures, effective January 1, 2022, the Company made an irrevocable election to settle the principal portion of the Convertible Notes only in cash, with the conversion premium to be settled in cash or shares.
The Company calculates the potential dilutive effect of its 2025 and 2026 Convertible Notes under the if-converted method. Under this method, only the amounts settled in excess of the principal will be considered in diluted earnings per share, in line with the terms of the Convertible Notes Indentures.
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

Note 15. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Substantially all of the U.S. employees are eligible to make contributions to the 401(k) plan. The Company matches 401(k) based on the amount of the employees’ contributions subject to certain limitations. Employer contributions were $6.2 million, $6.9 million, and $6.7 million for the years ended December 31, 2023, 2022 and 2021.
Note 16. Restructuring Activities
In the fourth quarter of 2022, the Company’s board of directors approved a reduction-in-force plan (the “Q4’22 Plan”) as part of broader efforts to align the Company’s cost base with its strategic priorities. The restructuring costs associated with the Q4’22 Plan primarily consisted of severance payments, employee benefits and related costs. The Company incurred $15.2 million of restructuring costs of which $5.0 million was incurred in 2023. The execution of the Q4’22 Plan was completed as of December 31, 2023.
During the year ended December 31, 2023, the Company’s management took further headcount actions as part of broader efforts to optimize the Company’s cost structure and incurred incremental restructuring costs of $15.4 million. The restructuring costs primarily consisted of severance payments, employee benefits and related costs. The Company expects to substantially complete these additional actions in 2024 and estimates to incur incremental restructuring costs of approximately $5 million to $7 million in the first quarter of 2024, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenues	$876	$457
Research and development	4,457	5,321
Sales and marketing	8,758	9,695
General and administrative	6,277	2,711
Total restructuring costs	$20,368	$18,184
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2021	$—
Restructuring costs	18,184
Cash payments	(12,699)
Balance as of December 31, 2022	$5,485
Restructuring costs	20,368
Cash payments	(22,662)
Balance as of December 31, 2023	$3,191
Note 17. Subsequent Events
Share Repurchase Program
On February 7, 2024, the Company's board of directors authorized a share repurchase program under which the Company may repurchase up to $150 million of the Company's outstanding shares of Class A Common Stock. Under the program, share repurchases may be made at the Company's discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization is effective until December 31, 2024.

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
Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following director adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On December 7, 2023, Kenneth Goldman, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 2,573 shares of Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 9, 2024 or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.
Appointment of New Director
On February 20, 2024, the Company announced that Prat Bhatt will be appointed to the board of directors and audit committee of the Company, effective March 1, 2024. Mr. Bhatt will serve as a director with a term of office expiring at the Company’s 2024 Annual Meeting of Stockholders. From August 2023 to January 2024, Mr. Bhatt served as Executive Advisor at Cisco Systems, Inc. (“Cisco”), a global technology company, and served as the Chief Accounting Officer from July 2009 through July 2023. He previously also held the additional title of Corporate Controller from July 2009 to May 2022. From June 2007 to July 2009 he served as Vice President, Finance and Assistant Corporate Controller, and from November 2000 to June 2007 Mr. Bhatt served in various leadership roles of increasing importance at Cisco.
Mr. Bhatt has served on the Board of Directors of Seagate Technology (NASDAQ: STX) since December 2020 and is the Chair of its Audit and Finance Committee. Mr. Bhatt currently serves on the Governing Board of the Center for Audit Quality since August 2023 and serves on its Financial Oversight Committee. From June 1999 to November 2000, Mr. Bhatt was Director of Financial Operations at Kaiser Permanente and from October 1990 to June 1999 he was Senior Manager with Ernst & Young LLP in the Assurance Practice. He is a licensed Certified Public Accountant (inactive). Mr. Bhatt holds a B.S. in economics from the University of California, Santa Cruz, and a M.Acc. from the University of Southern California.
Mr. Bhatt will be eligible to participate in the Company’s standard compensation arrangements for non-employee directors, including receiving cash and equity compensation, as described on pages 14 through 16 of the Company’s 2023 proxy statement filed with the Securities and Exchange Commission on December 11, 2023.
The Company has entered into its standard form of indemnification agreement with Mr. Bhatt, a copy of which is filed as Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 7, 2017. Other than the indemnification agreement described in the preceding sentence, Mr. Bhatt has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, nor are any such transactions currently proposed. There are no arrangements or understandings between Mr. Bhatt and any other persons pursuant to which Mr. Bhatt was appointed a director of the Company, and there are no family relationships between Mr. Bhatt and any director or executive officer of the Company.
Director Resignation
On February 16, 2024, Allan Thygesen notified the Company that he was resigning from the Company’s board of directors, effective May 2, 2024. Mr. Thygesen confirmed that his resignation was not the result of any disagreement with the Company or management on any matter relating to the Company’s operations, policies or practices.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Composition of the Board of Directors
We manage our business affairs under the direction of our board of directors, which is currently composed of seven members. Six of our directors are independent within the meaning of the applicable rules of the New York Stock Exchange (“NYSE”). Each director’s term continues until the election and qualification of such director’s successor, or such director’s earlier death, resignation, or removal.
The names, ages, and certain other information as of December 31, 2023 for each current director are set forth below.

Nominees	Age	Position	Director Since
Vladimir Shmunis	63	Chairman and Chief Executive Officer	1999
Mignon Clyburn	61	Director	2020
Kenneth Goldman(1)(2)	74	Director	2017
Ned Segal(1)(2)	49	Director	2023
Robert Theis(1)(2)(3)	62	Director	2011
Allan Thygesen(3)(4)	61	Director	2015
Neil Williams(1)	70	Director	2012

(1)Member of the audit committee
(2)Member of the nominating and corporate governance committee
(3)Member of the compensation committee
(4)On February 16, 2024, Mr. Thygesen notified the Company that he is resigning from the Company's board of directors, effective May 2, 2024.
Vladimir Shmunis is one of our co-founders and has served as our Chief Executive Officer and Chairman since December 2023. Mr. Shmunis previously served as our Executive Chairman from August 2023 until December 2023, and as our Chief Executive Officer and Chairman from our inception in 1999 until August 2023. Prior to RingCentral, from 1992 to 1998, Mr. Shmunis served as President and Chief Executive Officer of Ring Zero Systems, Inc., a desktop communications software provider founded by Mr. Shmunis and acquired by Motorola, Inc. From 1982 to 1992, Mr. Shmunis held various software development and management roles with a number of Silicon Valley companies, including Convergent Technologies, Inc. and Ampex Corporation. Mr. Shmunis holds a B.S. in Computer Science and an M.S. in Computer Science from San Francisco State University.
Our board of directors believes that Mr. Shmunis possesses specific attributes that qualify him to serve as a director, including the perspective and experience he brings as our Chief Executive Officer and his experience as an executive in the technology industry. Our board of directors also believes that he brings historical knowledge, operational expertise and continuity to the board of directors.
Mignon Clyburn has served on our board of directors since November 2020. Ms. Clyburn has served as President of MLC Strategies, LLC, a Washington, D.C.-based consulting firm, since January 2019, and previously served as a Fellow at Open Society Foundations, a philanthropic organization, from June 2018 to January 2019. Prior to this, Ms. Clyburn served as a Commissioner of the U.S. Federal Communications Commission (the “FCC”) from August 2009 to June 2018, including as acting chair. While at the FCC, she was committed to closing the digital divide and championed the modernization of the agency’s Lifeline Program, which assists low-income consumers with voice and broadband service. In addition, Ms. Clyburn promoted diversity in media ownership, initiated Inmate Calling Services reforms, supported inclusion in STEM opportunities and fought for an Open Internet. Prior to her federal appointment, Ms. Clyburn served 11 years on the Public Service Commission of South Carolina and worked for nearly 15 years as publisher of the Coastal Times, a Charleston weekly newspaper focused on the African American community. Ms. Clyburn has served as a member of the board of directors of many entities, including Lions Gate Entertainment Corp., an entertainment company, since September 2020, and Charah Solutions, Inc., a provider of environmental and maintenance services to the power generation industry, from March 2019 to July 2023. Ms. Clyburn holds a B.S. in Banking, Finance and Economics from the University of South Carolina.

Our board of directors believes that Ms. Clyburn possesses specific attributes that qualify her to serve as a director, including her experience as a regulator of public utilities and as a federal commissioner in the telecommunications sector.
Kenneth Goldman has served on our board of directors since June 2017. Between March 2018 and April 2022, Mr. Goldman served as President of Hillspire LLC, a wealth management services provider, where he also previously served as a contractor from September 2017 to March 2018. From October 2012 to June 2017, Mr. Goldman served as the Chief Financial Officer of Yahoo! Inc., an Internet commerce website, where he was responsible for Yahoo’s global finance functions including financial planning and analysis, controllership, tax, treasury and investor relations. From September 2007 to October 2012, Mr. Goldman was the Senior Vice President, Finance and Administration and Chief Financial Officer of Fortinet, Inc., a provider of threat management technologies. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President of Finance and Administration and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services. Previously, Mr. Goldman has been the Chief Financial Officer of Sybase, Inc., an enterprise software and services company (acquired by SAP SE), Excite@Home, an internet access provider, Cypress Semiconductor Corporation, a semiconductor company, and VLSI Technology, Inc., an integrated circuit designer and manufacturer (acquired by Philips Electronics). Mr. Goldman currently serves on the board of directors of GoPro, Inc., a technology company, Zuora Inc., a subscription software company and Fortinet, Inc., a cybersecurity company, and previously served on the boards of directors of NXP Semiconductor N.V., a global semiconductor manufacturer, from August 2010 to June 2022, and TriNet Group, Inc., a human resources management company, from August 2009 to July 2020. He also is a Trustee Emeritus of Cornell University. Mr. Goldman also currently serves on the board of directors of several private companies. From December 1999 to December 2003, Mr. Goldman served on the Financial Accounting Standards Board’s primary Advisory Council (“FASAC”). Between July 2018 and August 2022, Mr. Goldman served on the Sustainability Accounting Standards Board, now a part of The Value Reporting Foundation, and previously served a three-year term on the Public Company Accounting Oversight Board’s Standing Advisory Group (“SAG”). Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from Harvard Business School.
Our board of directors believes that Mr. Goldman is qualified to serve as a member of the board of directors based on his experience on the boards of directors of numerous companies, his extensive executive experience and his service as a member of FASAC and SAG. He provides a high level of expertise and significant leadership experience in the areas of finance, accounting and audit oversight.
Ned Segal has served on our board of directors since December 2023. Mr. Segal served as the Chief Financial Officer of Twitter, Inc. from August 2017 to October 2022. From January 2015 to August 2017, Mr. Segal served as Senior Vice President of Finance of Intuit Inc., a business and financial software company. From April 2013 to January 2015, Mr. Segal served as Chief Financial Officer of RPX Corporation, a former publicly traded company that provides patent risk management and discovery services. From 1996 to April 2013, Mr. Segal held various positions at The Goldman Sachs Group, Inc., most recently as Head of Global Software Investment Banking. Mr. Segal has served as a member of the board of directors of Beyond Meat, Inc. since November 2018. Mr. Segal was a member of the board of directors of TS Innovation Acquisitions Corp., a special purpose acquisition company listed on NASDAQ, and served on its audit committee and as chair of its compensation committee, from November 2020 to June 2021 when that company was acquired by and changed its name to Latch, Inc. Mr. Segal was a member of the board of directors of Tishman Speyer Innovation Corp. II, a special purpose acquisition company listed on NASDAQ from January 2021 to December 2022, and served on its audit committee and as chair of its compensation committee. Mr. Segal holds a B.S. degree in Spanish from Georgetown University.

Our board of directors believes that Mr. Segal possesses specific attributes that qualify him to serve as a director, including his experience in finance at a number of major public companies.
Robert Theis has served on our board of directors since August 2011. Mr. Theis has served as a General Partner, Chief Investment Officer of World Innovation Lab, a venture capital firm, since September 2016. He served as a managing director at Scale Venture Partners, a venture capital firm, from May 2008 to October 2014. Prior to joining Scale Ventures, from July 2000 to April 2008, Mr. Theis served as a general partner with Doll Capital Management, a venture capital firm. From July 1996 to June 2000, Mr. Theis served as executive vice president and served on the board of directors of New Era of Networks, Inc., a supplier of Internet infrastructure software and services. From April 1986 to June 1996, Mr. Theis served as a Managing Director at Sun Microsystems, Inc., a provider of computers and computer components acquired by Oracle Corporation, and from January 1984 to March 1986, as Marketing Manager at Silicon Graphics, Inc., a provider of high-performance computing solutions. Mr. Theis also served on the board of directors of Avaya LLC, a business communication and cloud solutions company, from November 2020 to October 2022. Mr. Theis holds a B.A. in Economics from the University of Pittsburgh, Pennsylvania.

Our board of directors believes that Mr. Theis possesses specific attributes that qualify him to serve as a director, including his substantial experience as a venture capitalist investment professional and as a director of technology infrastructure and applications companies.
Allan Thygesen has served on our board of directors since October 2015. Mr. Thygesen has served as Chief Executive Officer of DocuSign, Inc., an eSignature and digital transaction management company, since October 2022. Previously, Mr. Thygesen served from February 2017 to October 2022 as President, Americas at Google Inc. (a subsidiary of Alphabet Inc.) and from September 2011 to February 2017 as Vice President, Global SMB Sales and Operations. He is also a lecturer at the Stanford Graduate School of Business. Before joining Google, Mr. Thygesen consulted to Google and other companies in 2010 and until September 2011 and previously co-founded an early stage venture firm and was a managing director and partner in the U.S. venture and growth funds of The Carlyle Group, where he led investments in startups in sectors including e-commerce, mobile advertising and imaging. Earlier, Mr. Thygesen served as an executive in several public and private companies, including Wink Communications, Inc., an interactive television technology company, which he helped take public in 1999. Mr. Thygesen has served on the board of directors of DocuSign, Inc. since October 2022, and has also served on the boards of directors of various private companies. Mr. Thygesen holds an M.Sc. in Economics from the University of Copenhagen and an M.B.A. from Stanford University.
Our board of directors believes that Mr. Thygesen possesses specific attributes that qualify him to serve as a director, including his professional experience in the areas of enterprise software, marketing, scaling operations, and product and market strategies.
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
Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of December 31, 2023:

Name	Age	Position
Vladimir Shmunis	63	Chief Executive Officer and Chairman
Sonalee Parekh	50	Chief Financial Officer
John Marlow	55	Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary
Vladimir Shmunis, Chief Executive Officer and Chairman. For a biography of Mr. Shmunis please see the above section entitled “Composition of the Board of Directors.”
Sonalee Parekh has served as our Chief Financial Officer since May 2022. Ms. Parekh previously served as the Senior Vice President of Corporate Development and Investor Relations at Hewlett Packard Enterprise, a Fortune 500 technology company, from September 2019 to April 2022, where she oversaw critical growth initiatives, including the M&A strategy globally, and was responsible for corporate strategy, mergers and acquisitions, strategic investments, business integration and performance management. In her role as Senior Vice President of Investor Relations, Ms. Parekh worked directly with many of the world’s largest institutional investors and asset managers and led HPE’s socially responsible investing strategy. Prior to HPE, Ms. Parekh held senior leadership roles at several global investment banks, including Goldman Sachs and Barclays Capital. Ms. Parekh currently serves as a director and chair of the audit committee for Indie Semiconductor. Ms. Parekh also served as a director and chair of the compensation committee for PWP Forward Acquisition Corp. I from February 2021 to

November 2022. Ms. Parekh earned a Bachelor of Commerce degree from McGill University and is a Chartered Accountant and alumna of PricewaterhouseCoopers.
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

With respect to Mr. Theis, our board of directors specifically considered Mr. Theis's former role as a director of Avaya LLC ("Avaya"), including the Company's compensation of Mr. Theis of $120,000 in cash for such board service, and the terms of our strategic partnership with Avaya. Our board of directors has concluded that our relationship with Avaya would not impede the exercise of independent judgment by Mr. Theis.
Our board of directors has determined that all of the members of our board of directors, except our Chief Executive Officer, or CEO, Mr. Shmunis, are “independent” as defined in the applicable NYSE rules and applicable rules and regulations of the SEC.
Leadership Structure
Mr. Shmunis currently serves as both Chairman of our board of directors and CEO. Our board of directors believes that the current board leadership structure, coupled with a strong emphasis on board independence, provides effective independent oversight of management while allowing the board and management to benefit from Mr. Shmunis’s leadership, Company specific experience and years of experience as an executive in the technology industry. Serving on our board of directors and as CEO since our founding in 1999, apart from a brief period during 2023 when he served solely as our Executive Chairman, Mr. Shmunis is best positioned to identify strategic priorities, lead critical discussion and execute our strategy and business plans. Mr. Shmunis possesses detailed in-depth knowledge of the issues, opportunities and challenges facing us. Independent directors and management sometimes have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside of our Company, while the CEO brings Company specific experience and expertise. The board of directors believes that Mr. Shmunis’s combined role enables strong leadership, creates clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders.

Lead Independent Director
Our corporate governance guidelines provide that one of our independent directors should serve as a lead independent director at any time when the Chairman is not independent. Because our CEO, Mr. Shmunis, is our Chairman, our board of directors appointed Mr. Theis to serve as our lead independent director. Our lead independent director presides over periodic meetings of our independent directors, serves as a liaison between our Chairman and the independent directors, and performs such additional duties as our board of directors otherwise determines and delegates from time to time.
Board Committees
Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors, acting pursuant to a resolution adopted by a majority of the authorized directors, may establish other committees from time to time. The charters for each of our committees are available on our website at ir.ringcentral.com.
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
•periodically reviewing our Code of Business Conduct and Ethics;

•reviewing and discussing the adequacy and effectiveness of our policies and internal controls regarding information and technology security, cybersecurity, and privacy related areas with management;
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
Our audit committee is currently comprised of Kenneth Goldman, Ned Segal, Robert Theis and Neil Williams, who is the chairperson of the committee. Our board of directors has designated Kenneth Goldman, Ned Segal, Robert Theis and Neil

Williams as “audit committee financial experts,” as defined under the rules of the SEC implementing Section 407 of the Sarbanes Oxley Act of 2002.
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
Our compensation committee is currently comprised of Robert Theis and Allan Thygesen , who is the chairperson of the committee. Our board of directors has determined that each member of the compensation committee is an independent director for compensation committee purposes as that term is defined in the applicable rules of the NYSE and is a “non-employee director” within the meaning of Rule 16b-3(d)(3) promulgated under the Exchange Act.
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
•overseeing director orientation and continuing education;
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
Our nominating committee is currently comprised of Ned Segal, Robert Theis and Kenneth Goldman, who is the chairperson of the committee. Each of the nominating committee members is an independent director for nominating committee purposes as that term is defined in the applicable rules of the NYSE.
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
Stockholder Recommendations for Nominations to the Board of Directors
The nominating committee will consider candidates for director recommended by stockholders holding at least one percent (1%) of the fully diluted capitalization of the Company continuously for at least twelve (12) months prior to the date of the submission of the recommendation, so long as such recommendations comply with the certificate of incorporation and bylaws of our Company and applicable laws, rules and regulations, including those promulgated by the SEC. The committee will evaluate such recommendations in accordance with its charter, our bylaws, our policies and procedures for director candidates, as well as the regular nominee criteria described above. This process is designed to ensure that the board of directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible stockholders wishing to recommend a candidate for nomination should contact our General

Counsel or our Legal Department in writing. Such recommendations must include the information about the candidate and the documentation required by Section 2.4 of our bylaws, including, without limitation, relevant qualifications, a signed letter from the candidate confirming willingness to serve, a statement of support by the recommending stockholder, information regarding any relationships between the candidate and the Company and evidence of the recommending stockholder’s ownership of Company stock. The committee has discretion to decide which individuals to recommend for nomination as directors.
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
The compensation committee has the primary responsibility for reviewing and approving the compensation paid to non-employee directors. The compensation committee reviews at least annually the type and form of compensation paid to our non-employee directors, which includes a market assessment and analysis by our independent compensation consulting firm, Compensia, Inc. (“Compensia”) regarding practices at comparable companies. As part of this analysis, Compensia reviews non-

employee director compensation trends and data from companies comprising the same executive compensation peer group used by the compensation committee in connection with its review of executive compensation. Based on this review, the compensation committee has made adjustments to the non-employee director compensation program, most recently in April 2023, in an effort to provide competitive compensation opportunities for our non-employee directors.
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
From time to time, non-employee directors may also be compensated, generally in cash, for serving on a special or sub-committee of the board of directors.
Equity Compensation
Our non-employee directors are entitled to receive the following equity compensation:
On the first trading day on or after June 1 of each year, each non-employee director will be granted an award of restricted stock units ("RSUs") having an award value (as determined based on the fair value of the award on the date of grant) of $300,000, which award will vest in full on the date that is the earlier of: (i) the annual meeting of stockholders in the Company's fiscal year following the fiscal year in which the award is granted and (ii) one year from the date of grant, subject to the non-employee director continuing to be a service provider through such vesting date.

In addition, each person who becomes a non-employee director will receive an award of RSUs having an award value (as determined based on the fair value of the award on the date of grant) equal to (i) $600,000 multiplied by (ii) a fraction, the numerator of which is the number of months between the date the non-employee director becomes a member of the board and the first trading day on or after June 1 following such date and the denominator of which is 12. The date of grant for this award will be the date the non-employee director joins the board, or, if such date occurs during a Company blackout period, the fifth trading day following the expiration of such Company blackout period and any special blackout period in effect, subject to the director remaining on the board through the grant date. One third of this grant will vest on each of the dates that is one year, two years, and three years from the date of grant, subject to the non-employee director continuing to be a service provider through such vesting date.
In the event of a change in control, 100% of the non-employee director’s outstanding and unvested equity awards will immediately vest and, if applicable, become exercisable. In no event will an award granted under the policy be greater than the non-employee director limits set forth in the Company's Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan").
The following table shows, for the fiscal year ended December 31, 2023, certain information with respect to the compensation of all of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Mignon Clyburn (2)	50,000	299,988	—	349,988
Arne Duncan (3)	49,731	299,988	—	349,719
Kenneth Goldman (4)	77,500	299,988	—	377,488
Michelle McKenna (5)	3,750	—	—	3,750
Ned Segal (6)	544	—	—	544
Sridhar Srinivasan (7)	—	—	—	—
Robert Theis (8)	106,458	299,988	—	406,446
Allan Thygesen (9)	70,000	299,988	—	369,988
Neil Williams (10)	80,000	299,988	—	379,988

(1)Except as otherwise noted below, the amounts listed in the “Stock Awards” column represent the aggregate fair market value of RSUs granted in the fiscal year ended December 31, 2023 and calculated in accordance with FASB ASC Topic 718 (“ASC Topic 718”). See Note 12 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of assumptions made in determining the grant date fair market value.
(2)As of December 31, 2023, Ms. Clyburn held 8,448 RSUs, of which 8,448 shares of our Class A Common Stock underlying the RSUs vest on the earlier of (a) the date of the annual meeting of stockholders for 2024 (the "2024 Annual Meeting") or (b) June 1, 2024, subject to her continued service with us.
(3)Mr. Duncan's term as a board member ended on December 29, 2023. In connection with the end of his board service, on December 28, 2023 our board of directors elected to accelerate the vesting of the shares of our Class A Common Stock underlying the 8,448 RSUs held by Mr. Duncan on that date. The incremental fair value resulting from such acceleration, computed as of the date of modification in accordance with ASC Topic 718, was immaterial.
(4)As of December 31, 2023, Mr. Goldman held 8,448 RSUs, of which 8,448 shares of our Class A Common Stock underlying the RSUs vest on the earlier of (a) the date of the 2024 Annual Meeting or (b) June 1, 2024, subject to his continued service with us.
(5)In connection with Ms. McKenna’s resignation from our board of directors on January 18, 2023, she forfeited all of her then unvested equity awards.
(6)Mr. Segal became a member of our board of directors in December 2023.
(7)Mr. Srinivasan became a member of our board of directors in December 2022, and resigned from our board in February 2023.
(8)As of December 31, 2023, Mr. Theis held 8,448 RSUs, of which 8,448 shares of our Class A Common Stock underlying the RSUs vest on the earlier of (a) the date of the 2024 Annual Meeting or (b) June 1, 2024, subject to his continued service with us.
(9)As of December 31, 2023, Mr. Thygesen held 8,448 RSUs, of which 8,448 shares of our Class A Common Stock underlying the RSUs vest on the earlier of (a) the date of the 2024 Annual Meeting or (b) June 1, 2024, subject to his continued service with us.
(10)As of December 31, 2023, Mr. Williams held 8,448 RSUs, of which 8,448 shares of our Class A Common Stock underlying the RSUs vest on the earlier of (a) the date of the 2024 Annual Meeting or (b) June 1, 2024, subject to his continued service with us.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify anyone who filed a required report late during the most recent year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal ended December 31, 2023, all Section 16(a) filing requirements were satisfied on a timely basis, except for one late Form 4 filing that was filed on behalf of Mr. Shmunis, our Chief Executive Officer and Chairman, on May 3, 2023. Such late filing did not result in any liability under Section 16(b) of the
Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the material principles governing executive compensation policies and decisions, and the material elements of compensation awarded to, earned by or paid to our named executive officers. In addition, we explain how and why the independent compensation committee determines the specific compensation elements that made up our 2023 executive compensation program.
Our named executive officers for fiscal 2023 were:
•Vladimir Shmunis, Chairman and Chief Executive Officer (“CEO”);
•Tarek Robbiati, former CEO;
•Mo Katibeh, former President and Chief Operating Officer (“COO”);
•Sonalee Parekh, Chief Financial Officer (“CFO”); and
•John Marlow, Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary (“CAdO”).
The information in this Compensation Discussion and Analysis provides perspective and narrative analysis relating to, and should be read along with, the executive compensation tables.

During the period from August 28, 2023 through December 7, 2023, Mr. Robbiati served as our CEO and Mr. Shmunis was solely our Executive Chairman. Effective as of December 8, 2023, Mr. Shmunis succeeded Mr. Robbiati as CEO. Mr. Shmunis’s transition to Executive Chairman and his return as Chairman and CEO did not have any effect on his compensation arrangements with the Company.
Mr. Katibeh resigned from the Company effective as of August 15, 2023.
2023 Executive Compensation Highlights
Consistent with our compensation philosophy and objectives, the compensation committee took the following actions with respect to the compensation of our named executive officers for 2023:
•Base Salary—Maintained base salary amounts for our existing named executive officers, with a portion of their base salaries paid in the form of fully vested restricted stock units ("RSUs"), as described in the “Base Salary” section below;
•Non-Equity Incentive Plan Compensation—Approved a bonus plan for our named executive officers that paid out only if we achieved quarterly revenue and Non-GAAP operating margin goals that were set to be aggressive and achievable with strong leadership from our executive team described in the “Annual Incentive Compensation” section below. Payouts under the plan for the first quarter were made in the form of RSUs that were fully vested upon grant in order to conserve cash resources and further align the interests of our stockholders and our executive officers, as described in the “Annual Incentive Compensation” section below. Payouts under the plan for the remaining quarters were in cash;
•Annual Equity Compensation—Granted time-based RSUs and performance-based RSUs ("PSUs") as part of our annual compensation in an effort to retain our named executive officers, provide incentives for them to continue to grow our business and enhance the link between their interests and the interests of our stockholders, as described in the “Equity Compensation” section below; and
•Other Equity Compensation—Granted (i) an equity award of 17,144 RSUs to Mr. Shmunis in April 2023 (effective in May 2023) in lieu of payment of $494,530 of his base salary for the period April 1, 2023 through March 31, 2024, and (ii) equity awards to Mr. Robbiati in connection with his hire.

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
Executive Compensation Policies and Practices
We endeavor to maintain compensation policies and practices that are consistent with sound governance standards. We believe it is important to provide competitive compensation packages and a high-quality work environment in order to hire, retain and motivate key personnel. Our compensation committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with our short-term and long-term goals given the nature of the market in which we compete for key personnel. The following policies and practices were in effect during 2023:
•Independent Compensation Committee. Our compensation committee is comprised solely of independent directors who have established effective means for communicating with each other and with stockholders, and implementing their executive compensation ideas, as well as addressing concerns;
•Compensation Consultant. Our compensation committee engaged its own compensation consultant, Compensia, to assist with its 2023 compensation reviews. Compensia performed no other consulting or other services for us;
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
•No “Single-Trigger” Change-in-Control Arrangements; “Double-Trigger” Change-in-Control Arrangements. There are no payments and benefits that are payable solely as a result of a change-in-control in the Company. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control of our Company plus an involuntary termination of employment before payments and benefits are paid); and
•Stockholder Advisory Votes on Named Executive Officer Compensation. Our stockholders have an opportunity to cast an advisory vote to (i) approve our named executive officers’ compensation and (ii) approve the frequency of the vote to approve the named executive officers’ compensation. Our stockholders have voted in favor of annual advisory votes on the named executive officers’ compensation. At the 2023 annual meeting of stockholders, approximately 64% of the votes cast voted to approve our named executive officers’ compensation. We will consider the results from this year’s and future years’ stockholder advisory votes on named executive officer compensation when making decisions about our executive compensation program.
Compensation-Setting Process
Compensation Committee
Each year, our compensation committee conducts a review of our executive compensation program and related policies and practices. At the beginning of each year, the compensation committee assesses the prior year performance and establishes bonus targets and metrics for the current year and annual equity award grants for our named executive officers. In addition, the compensation committee reviews and determines the base salary of our named executive officers. In determining the compensation of the members of our executive team, including our named executive officers, for 2023, our compensation committee reviewed the compensation arrangements, including base salary, target bonus and equity compensation, of our executive officers and considered an analysis of competitive market data presented by the compensation committee’s advisor, Compensia, a national compensation consulting firm that provides executive compensation advisory services, as well as our overall strategic business plan. Market data was used primarily as a reference point for measuring the competitive marketplace, and was one factor among others, used by the compensation committee in determining executive compensation. Other factors the compensation committee considers in making its executive compensation decisions include: input from our CEO, COO (prior to his resignation), and CAdO (except regarding their own compensation), past individual performance and expected future performance, vesting status and value of existing equity awards, and internal pay equity based on the impact of business and performance.
Role of Management
In carrying out its responsibilities, the compensation committee works with members of our management, including our CEO, President and COO (prior to his resignation), and CAdO. Typically, these members of management and our CFO assist the compensation committee in developing the annual bonus plans based on metrics that contain attainable target levels that are achievable through the commitment and leadership of our executive officers. Our CEO provides recommendations on compensation matters for our employees in general and all of his direct reports, including our executive officers. The CEO, President and COO (prior to his resignation), CAdO and CFO usually attend compensation committee meetings. No members of management participate in discussions or decisions regarding their own compensation and none of them are present when their own compensation is determined.
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

Competitive Positioning
In setting executive compensation, our compensation committee uses publicly-available data on the compensation policies and practices of comparable publicly-traded companies as a reference to understand the competitive market for executive talent. With respect to decisions regarding the 2023 compensation of the members of our executive team, including the named executive officers, our compensation committee reviewed an analysis prepared by Compensia of competitive market data derived from the companies in the following compensation peer group (which was approved by our compensation committee in January 2023):

Box	Five9	Splunk
CrowdStrike	HubSpot	The Trade Desk
Datadog	MongoDB	Twilio
DocuSign	Okta	Veeva Systems
Dropbox	Paycom Software	Zoom Video Communications
Dynatrace
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
This competitive market data was used as a reference in the course of our compensation committee’s review and evaluation of our executive compensation program and decisions regarding executive compensation in 2023. The competitive market data is useful to understand market practice and to provide a general context for its decisions. The compensation committee determines the nature and the extent of the use of market data, which varies by executive. Actual compensation is based on individual performance, experience, responsibilities and other criteria selected by our compensation committee. While the compensation committee does not target any component of our executive compensation program to a particular level versus the competitive market, our compensation committee generally refers to a range of the 50th to the 75th market percentile when making its executive compensation decisions. The competitive market data was not used to benchmark the compensation for our named executive officers.
Compensation Overview
Our executive compensation program for 2023 consisted of the following principal compensation elements:
•Base salary, with Mr. Shmunis receiving an equity award in lieu of substantially all of the amounts that would have otherwise been paid as base salary and our other named executive officers (except Mr. Robbiati) receiving a portion of their base salaries in the form of fully vested RSUs;
•Annual incentive compensation paid if earned in the form of RSUs for the first quarter and in cash for the other three quarters; and
•Long-term incentive compensation in the form of (i) annual grants of time-based RSUs and PSUs and (ii) equity awards granted in connection with the hire of Mr. Robbiati.
We are committed to providing appropriate cash and equity incentives to compensate our named executive officers in a manner that our compensation committee determines is reasonable and appropriate to motivate and retain key talent.
Base Salary
Base salary is a customary, fixed element of compensation intended to attract and retain our named executive officers and compensate them for their day-to-day efforts. Our board of directors and/or the compensation committee reviews base salary every year, as well as at the time of a promotion or other change in responsibilities, and considers each executive officer’s performance, prior base salary level, the competitive market data, breadth of role, and the other factors described in the “Compensation Setting Process-Compensation Committee” section above. Our board of directors and the compensation committee do not target base pay at any particular level versus the competitive market data. In April 2023, our compensation committee determined that no adjustments should be made to the base salaries of our then-named executive officers. Mr. Robbiati's base salary was determined through arm’s-length negotiation.
In November 2022, our compensation committee approved the 2023 NEO Equity Compensation Program (the “NEO Equity Compensation Program”), which provided each then-named executive officer (other than Mr. Shmunis) the opportunity to receive all but $60,000 of his or her base salary for 2023 in the form of awards of fully vested RSUs to be granted under the 2013 Plan on January 3, February 15, May 15, August 15, and November 15 of 2023. The number of RSUs a participating named executive officer received on each grant date equaled the portion of his or her salary for the applicable period (as noted below) that was to be paid in RSUs divided by the closing price of a share of our Class A common stock on the grant date. Messrs. Katibeh and Marlow and Ms. Parekh elected to participate in the NEO Equity Compensation Program.
The following table sets forth the 2023 base salary for each of our named executive officers.

Name	2023 Base Salary	2022 Base Salary	Percent Increase/(Decrease)
Vladimir Shmunis	$ 500,000 (1)	$500,000	—
Tarek Robbiati	$850,000	—	—
Mo Katibeh	$ 600,000 (2)	$600,000	—
Sonalee Parekh	$ 500,000 (3)	$500,000	—
John Marlow	$ 450,000 (4)	$450,000	—

(1)Mr. Shmunis received (i) an award of 4,769 RSUs in lieu of payment in cash of $494,530 of his salary for the period from April 1, 2022 through March 31, 2023, and (ii) an award of 17,144 RSUs in lieu of payment in cash of $494,530 of his salary for the period from April 1, 2023 through March 31, 2024.
(2)Under the NEO Equity Compensation Program, Mr. Katibeh received (i) an award of 1,952 RSUs in lieu of payment in cash of $67,500 of his salary for the period from January 1, 2023 through February 15, 2023, (ii) an award of 2,789 RSUs in lieu of payment in cash of $135,000 of his salary for the period from February 16, 2023 through May 15, 2023, and (iii) an award of 4,754 RSUs in lieu of payment in cash of $135,000 of his salary for the period from May 16, 2023 through August 15, 2023.
(3)Under the NEO Equity Compensation Program, Ms. Parekh received (i) an award of 1,591 RSUs in lieu of payment in cash of $55,000 of her salary for the period from January 1, 2023 through February 15, 2023, (ii) an award of 2,273 RSUs in lieu of payment in cash of $110,000 of her salary for the period from February 16, 2023 through May 15, 2023, (iii) an award of 3,874 RSUs in lieu of payment in cash of $110,000 of her salary for the period from May 16, 2023 through August 15, 2023, (iv) an award of 3,675 RSUs in lieu of payment in cash of $110,000 of her salary for the period from August 16, 2023 through November 15, 2023, and (v) an award of 1,809 RSUs in lieu of payment in cash of $55,000 of her salary for the period from November 16, 2023 through December 31, 2023.
(4)Under the NEO Equity Compensation Program, Mr. Marlow received (i) an award of 1,410 RSUs in lieu of payment in cash of $48,750 of his salary for the period from January 1, 2023 to February 15, 2023, (ii) an award of 2,015 RSUs in lieu of payment in cash of $97,500 of his salary for the period from February 16, 2023 through May 15, 2023, (iii) an award of 3,434 RSUs in lieu of payment in cash of $97,500 of his salary for the period from May 16, 2023 through August 15, 2023, (iv) an award of 3,257 RSUs in lieu of payment in cash of $97,500 of his salary for the period from August 16, 2023 through November 15, 2023, and (v) an award of 1,604 RSUs in lieu of payment in cash of $48,750 of his salary for the period from November 16, 2023 through December 31, 2023.
The actual base salaries paid to our named executive officers during 2023 are set forth in the Summary Compensation Table below. As described above and in the footnotes to the Summary Compensation Table, portions of the salaries for our named executive officers were paid in the form of RSUs that are listed in the Grants of Plan-Based Awards in 2023 table below.
Annual Incentive Compensation
The compensation committee establishes annual incentive compensation opportunities under our bonus plan (the “Bonus Plan”). Consistent with our historical practices, bonuses for 2023 under the Bonus Plan were designed to motivate and reward our named executive officers, to perform to the best of their abilities and to achieve our objectives.
Target Annual Incentive Opportunities
In February 2023, the compensation committee reviewed the target annual incentive opportunities of our then-named executive officers, taking into consideration each named executive officer’s total annual compensation opportunity, the competitive market data with an emphasis generally on the 50th through 75th percentile of total target cash compensation opportunities, breadth of responsibilities and the other factors described in the “Compensation Setting Process-Compensation

Committee” section above. Following this review, our compensation committee determined that no adjustments should be made to the annual incentive opportunities of our then-named executive officers. Mr. Robbiati's target annual incentive opportunity was determined through arm’s-length negotiation when he was hired.
The target annual incentive opportunities of our named executive officers for 2023 were:

Name	2023 Target Bonus Opportunity (as a % of 2023 Base Salary)	2023 Target Bonus Opportunity
Vladimir Shmunis	100%	$500,000
Tarek Robbiati	100%	$276,164
Mo Katibeh	100%	$600,000
Sonalee Parekh	100%	$500,000
John Marlow	100%	$450,000
2023 Bonus Plan Design and Achievement
For 2023, there are four quarterly performance periods, ending on March 31, June 30, September 30, and December 31. The bonus pool under the Bonus Plan funds based on our achievement against the quarterly target levels established by the compensation committee of the following performance metrics (weighted 50% each): (i) revenues and (ii) Non-GAAP operating margin. These metrics have the following meanings under the Bonus Plan:
•“revenues” means the Company’s net revenues generated from third parties, including both services revenues and other revenues, each as defined in this Form 10-K. Net revenue is defined as gross sales less any pertinent discounts, refunds, or other contra-revenue amounts, as presented on the Company’s press release reporting the applicable quarterly financial results.
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
With respect to revenues, for 100% of the bonus pool for any particular quarter to fund, 100% of the quarterly revenues target established by the compensation committee was to be achieved. For each 0.1% of revenues that was achieved above the 100% of the quarterly revenues target established by the compensation committee, the bonus pool with respect to revenue would be increased by 1% (up to a maximum bonus pool equal to 150% of the target amount), and for each 0.1% of revenue that was achieved below 100% of the quarterly revenues target established by the compensation committee, the bonus pool with respect to revenues would be reduced by 1%.
With respect to Non-GAAP operating margin, for 100% of the bonus pool for any particular quarter to fund, the quarterly Non-GAAP operating margin must be within 0.5 points of the 100% of the quarterly Non-GAAP operating margin target established by the compensation committee (this 1.0-point range, the “quarterly Non-GAAP operating margin target range”). For each 0.1 points that was achieved above the quarterly Non-GAAP operating margin target range, the bonus pool with respect to Non-GAAP operating margin would be increased by 1% (up to a maximum bonus pool equal to 150% of the target amount), and for each 0.1 points that was below the quarterly Non-GAAP operating margin target range, the bonus pool with respect to Non-GAAP operating margin would be reduced by 1%.
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
The following chart sets forth our 2023 quarterly targets against each metric under the Bonus Plan, actual achievement against those targets, and the corresponding percentage payouts to the named executive officer each quarter:

	Revenue				Non-GAAP Operating Margin
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Target (in millions)	$529.8	$540.9	$554.9	$574.4	17.2%	17.1%	19.6%	21.9%
Achievement (% of Target)	100.7%	99.7%	100.6%	99.5%	100.0%	113.6%	97.8%	93.6%
Payout (% of Target)	107.0%	97.1%	105.8%	94.6%	100.0%	118.3%	100.0%	91.2%
Based upon our actual financial performance as measured against the approved performance metrics and the formula under the Bonus Plan, the payout percentages for each of the four quarters in 2023 were as follows: 103.5% (Q1), 107.7% (Q2), 102.9% (Q3), and 92.9% (Q4).
In November 2022, our compensation committee approved the 2023 Key Employee Equity Bonus Plan (the “KEEB”), which provided that the then-named executive officers would receive any quarterly bonus achieved and payable under the Bonus Plan for 2023 in the form of RSUs granted under the 2013 Plan. The number of RSUs each named executive officer would receive was to be equal to the dollar value of the quarterly bonus divided by the lower of the closing price of a share of our Class A common stock (i) on the first trading day of the quarter for which the quarterly bonus is assessed or (ii) on the first trading day on or after May 15, August 15, November 15 or February 15 (or for the RSUs granted to Mr. Shmunis in payment of his bonuses for the first, second, third, and fourth quarters of 2023, the first trading day on or before May 19, August 19, November 19, or February 19) following the quarter for which the quarterly bonus is assessed. The RSUs issued to our named executive officers would be fully vested upon grant. The bonuses paid to our named executive officers for the first quarter of 2023 were in the form of RSUs under the KEEB. However, in August 2023, our compensation committee suspended the KEEB for our Section 16 officers for the second through fourth quarters of 2023, and as a result, the bonuses paid to our named executive officers for these quarters were paid in cash.
In December 2023, the compensation committee approved a similar plan governing 2024 bonuses. Each year the compensation committee will assess whether to continue the KEEB.
The aggregate dollar values of the bonuses earned by our named executive officers under the Bonus Plan for 2023 are listed in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table. As described above and in the footnotes to the Summary Compensation Table, each bonus earned for the first quarter of 2023 was paid in the form of RSUs that are listed in the Grants of Plan-Based Awards in 2023 table below.
Equity Compensation
We use time-based RSUs to deliver long-term incentive compensation opportunities to our named executive officers. In addition, in 2023, we introduced PSUs into our executive compensation program, in order to more strongly align our named executive officers’ compensation with the Company’s performance. The PSUs will provide value to our named executive officers only if the Company achieves specific operational and financial goals since the PSUs will become eligible to vest only if these goals are achieved. As a result, the annual equity awards we granted to our then-named executive officers in May 2023 were a mix of time-based RSUs and PSUs, as described further below. Consistent with our compensation objectives, we believe this approach helps to ensure that the interests of the members of executive team are aligned with those of our stockholders and that we are able to attract and reward our top talent.
The compensation committee does not target equity compensation at any particular level versus the competitive market data, although it uses the range of the 50th percentile to the 75th percentile as a reference point during the course of its deliberations. RSUs serve as a retention tool as they vest based on continued service over time.
Our compensation committee approved annual equity awards (consisting of time-based RSUs and PSUs) to Messrs. Katibeh and Marlow and Ms. Parekh in March 2023 and to Mr. Shmunis in April 2023 to reward them for our strong corporate performance and their individual performance and to ensure that the equity awards they held were sufficient to continue to provide them with appropriate incentives to continue to grow our business.
The RSU award granted to Mr. Shmunis vests as to 1/12th of the RSUs every three months after February 20, 2023, in each case, subject to his continued service as of each vesting date. The RSU award granted to Mr. Katibeh vests as to 17,550 RSUs on May 20, 2023, and as to 1/15th of the remaining RSUs every three months afterwards, in each case, subject to his continued service as of each vesting date. Each of the RSU awards granted to Ms. Parekh and Mr. Marlow vests as to 1/16th of the RSUs every three months after February 20, 2023, in each case, subject to the applicable named executive officer’s continued service as of each vesting date.

For each of the PSU awards granted to these named executive officers, the PSUs are evenly allocated to four separate tranches, which vest independently from one another. The PSUs for a tranche become eligible to vest according to the time-based vesting schedule described below (“achieved PSUs”) based on the achievement of a specified performance goal, as follows:

•the first tranche becomes eligible to vest based on the Company’s annualized exit monthly recurring subscriptions for 2023;
•the second tranche becomes eligible to vest based on the Company’s unlevered adjusted free cash flow margin for 2023;
•the third tranche becomes eligible to vest based on the Company’s net promoter score for the fourth quarter of 2023; and
•the fourth tranche becomes eligible to vest based on the Company’s total shareholder return (“TSR”) during the performance period beginning on April 1, 2023, and ending on December 31, 2023, relative to the TSRs of the companies that are a component of the Bessemer Cloud Index or any successor index on the last day of the performance period and were also a component of such index on the first day of the performance period.

For the first tranche, the number of PSUs that will become achieved PSUs will be equal to the following: (i) if the Company’s annualized exit monthly recurring subscriptions for 2023 is equal to the threshold of $2,091,221,000, 1% of the target number of PSUs allocated to that tranche, (ii) if the Company’s annualized exit monthly recurring subscriptions for 2023 is equal to the target of $2,321,000,000, 100% of the target number of PSUs allocated to that tranche, (iii) if the Company’s annualized exit monthly recurring subscriptions for 2023 is equal to $2,529,890,000, 190% of the target number of PSUs allocated to that tranche, and (iv) if the Company’s annualized exit monthly recurring subscriptions for 2023 is $2,627,900,000 or more, 200% of the target number of PSUs allocated to that tranche.

For the second tranche, the number of PSUs that will become achieved PSUs will be equal to the following: (i) if the Company’s unlevered adjusted free cash flow margin for 2023 is equal to the threshold of 7.5%, 80% of the target number of PSUs allocated to that tranche, (ii) if the Company’s unlevered adjusted free cash flow margin for 2023 is between 9.5% and 10.5%, 100% of the target number of PSUs allocated to that tranche, and (iii) if the Company’s unlevered adjusted free cash flow margin for 2023 is 15.5% or more, 200% of the target number of PSUs allocated to that tranche.

For the third tranche, the number of PSUs that will become achieved PSUs will be equal to the following: (i) if the Company’s net promoter score for the fourth quarter of 2023 is equal to the threshold of -4, 10% of the target number of PSUs allocated to that tranche, (ii) if the Company’s net promoter score for the fourth quarter of 2023 is equal to the target of 5, 100% of the target number of PSUs allocated to that tranche, and (iii) if the Company’s net promoter score for the fourth quarter of 2023 is 15 or more, 200% of the target number of PSUs allocated to that tranche.

For the fourth tranche, the number of PSUs that will become achieved PSUs will be equal to the following: (i) if the Company’s TSR ranks from the 10th percentile up to the 25th percentile, 25% of the target number of PSUs allocated to that tranche, (ii) if the Company’s TSR ranks from the 25th percentile up to the 50th percentile, 50% of the target number of PSUs allocated to that tranche, (iii) if the Company’s TSR ranks from the 50th percentile up to the 75th percentile, 100% of the target number of PSUs allocated to that tranche, (iv) if the Company’s TSR ranks from the 75th percentile up to the 90th percentile, 150% of the target number of PSUs allocated to that tranche, and (v) if the Company’s TSR ranks at the 90th percentile or greater, 200% of the target number of PSUs allocated to that tranche.

For each tranche, none of the PSUs allocated to that tranche will become achieved PSUs if the actual level of achievement is below the threshold level of performance for the tranche, and if the actual level of achievement is above the threshold level of performance and falls between the performance levels described above, the actual percentage of the target number of PSUs that will become achieved PSUs will be determined by linear interpolation.

The metrics used to measure performance under the PSU awards have the following meanings:

•“annualized exit monthly recurring subscriptions” means the monthly value of all customer recurring charges at the end of a given month multiplied by 12.

•“unlevered adjusted free cash flow margin” means (i) net cash provided by (used in) operating activities as stated in accordance with generally accepted accounting principles in the United States, plus (subtract) cash paid (received) for one-time/non-recurring items, plus interest paid, less capitalized expenditures, divided by (ii) revenue.

•“net promoter score” measures customer loyalty by asking how likely buyers are to become repeat customers or recommend products and services to their friends (on a scale of 1 to 10), and the Company’s net promoter score will be determined as (i) the percentage of customers who score 9 or 10 minus (ii) the percentage that score 6 or lower, with the actual results determined by weighting the scores based on a segment’s contribution to total revenue and expressed as a number from -100 to 100.

•“total shareholder return” of any particular company means (i) the company’s closing stock price on December 31, 2023 (plus all dividends paid between April 1, 2023 and December 31, 2023) divided by (ii) the company’s closing stock price on April 1, 2023.

1/3rd of any achieved PSUs vest on February 20, 2024 for Ms. Parekh and February 21, 2024 for Messrs. Shmunis and Marlow, and 1/8th of the remaining achieved PSUs vest every three months afterwards, in each case, subject to the applicable named executive officer’s continued service as of each vesting date.

If a change in control occurred before January 1, 2024, the number of achieved PSUs would be equal to the target number of PSUs. If a change in control occurs after December 31, 2023, the number of achieved PSUs will be determined based on actual achievement. In either case, any achieved PSUs would continue to vest under the time-based vesting schedule described above.

In addition, each PSU award is subject to the vesting acceleration provisions in our Equity Acceleration Policy and, for our named executive officers that remain with us, our Change of Control and Severance Policy, which are described in the “Post-Employment Compensation” section below.

In determining the size of these awards, the compensation committee took into consideration each executive officer’s current vested and unvested equity holdings, competitive market data, and the other factors described in the “Compensation Setting Process-Compensation Committee” section above.

The intended values of the RSU awards and the intended target values of the PSU awards granted to the named executive officers in May 2023 are listed below, and each of these values was converted into the number of shares (or in the case of the PSU awards, the target number of shares) covered by the award by dividing the value by the average closing price of a share of our Class A common stock during the month of April 2023.

Name	Intended Value of RSUs	Intended Target Value of PSUs
Vladimir Shmunis	$9,000,000	$9,000,000
Mo Katibeh	$5,850,000	$5,700,000
Sonalee Parekh	$4,550,000	$4,550,000
John Marlow	$4,000,000	$4,000,000

Our achievement of the performance goals for these PSU awards was follows: (i) our annualized exit monthly recurring subscriptions for 2023 was $2.3 billion, (ii) our unlevered adjusted free cash flow margin for 2023 was 14.8%, (iii) our net promoter score for the fourth quarter of 2023 was 5, and (iv) our TSR ranked at the 52nd percentile. Based on these levels of achievement, 123.1% of the target number of PSUs for the PSU awards granted to Mr. Shmunis, Ms. Parekh, and Mr. Marlow became achieved PSUs. For purposes of the accelerated vesting of Mr. Katibeh’s equity awards that he received under his separation agreement (which is discussed below), the performance goals for his PSU award were deemed to be achieved at target levels.
In addition, in April 2023, we granted Mr. Shmunis a special equity award of 17,144 RSUs (effective in May 2023) in lieu of payment in cash of $494,530 of his salary for the period from April 1, 2023 through March 31, 2024, in order to conserve cash resources and to enhance the link between Mr. Shmunis’s interest and those of our stockholders. These RSU awards vest 1/4th every three months after May 20, 2023, and become fully vested one year after that date, subject to Mr. Shmunis’s continued service as of each vesting date.

In connection with his hire, Mr. Robbiati was granted the following equity awards in August 2023: (i) an initial grant of time-based RSUs covering shares of the Company’s Class A common stock having an initial value of $8,000,000 (the “Initial Time-Based RSUs”); and (ii) an initial grant of performance-based RSUs covering shares of the Company’s Class A common stock having an initial value of $8,000,000 (the “Initial Performance-Based RSUs”). Additionally, because Mr. Robbiati forfeited substantial unvested equity awards at his prior employer as a result of his resignation to become the Company’s CEO, Mr. Robbiati was granted the following additional equity awards in August 2023: (i) a grant of time-based RSUs covering shares of the Company’s Class A common stock having an initial value of $9,000,000 (the “Buyout Time-Based RSUs”) and (ii) a grant of performance-based RSUs covering shares of the Company’s Class A common stock having an initial value of $9,000,000 (the “Buyout Performance-Based RSUs”). The actual number of RSUs granted under each of these awards was equal to the initial value of the award divided by the average closing price of a share of the Company’s Class A common stock (as quoted on the New York Stock Exchange) during the trading days that occurred in July 2023. The Initial Time-Based RSUs were scheduled to vest as to 1/16th of the RSUs on each quarterly vesting date beginning on November 20, 2023 over a four-year period, provided Mr. Robbiati remained a service provider of the Company through each applicable vesting date. The Initial Performance-Based RSUs were scheduled to vest as to 1/3rd of the RSUs on February 20th of each of 2025, 2026, and 2027, with all vesting contingent on the Company achieving the performance objectives determined by our board of directors or the compensation committee and provided Mr. Robbiati remained a service provider of the Company through each applicable vesting date. The performance goals for the Initial Performance-Based RSUs had not been determined before Mr. Robbiati's resignation from the Company. The Buyout Time-Based RSUs were scheduled to vest as to 1/8th of the RSUs on each quarterly vesting date beginning on November 20, 2023 over a two-year period, provided Mr. Robbiati remained a service provider of the Company through each applicable vesting date. The Buyout Performance-Based RSUs were scheduled to vest as to 2/8th of the RSUs on February 20, 2024, 4/8th of the RSUs on February 20, 2025, and 2/8th of the RSUs on February 20, 2026, in each case contingent on the Company achieving the applicable performance-based goals and provided Mr. Robbiati remained a service provider of the Company through each applicable vesting date. For the first tranche of the Buyout Performance-Based RSU the performance-based goals were the same as those that apply to PSUs granted to other named executive officers for 2023. The performance goals for the second and third tranches of the Buyout Performance-Based RSUs had not been determined at the time of his resignation.
In 2023, Mr. Katibeh received the following RSU awards under our NEO Equity Compensation Program: (i) in January 2023, an award of 1,952 RSUs in lieu of payment in cash of $67,500 of his salary for the period from January 1, 2023 to February 15, 2023, (ii) in February 2023, an award of 2,789 RSUs in lieu of payment in cash of $135,000 of his salary for the period from February 16, 2023 through May 15, 2023, and (iii) in May 2023, an award of 4,754 RSUs in lieu of payment in cash of $135,000 of his salary for the period from May 16, 2023 through August 15, 2023.
In 2023, Ms. Parekh received the following RSU awards under our NEO Equity Compensation Program: (i) in January 2023, an award of 1,591 RSUs in lieu of payment in cash of $55,000 of her salary for the period from January 1, 2023 to February 15, 2023, (ii) in February 2023, an award of 2,273 RSUs in lieu of payment in cash of $110,000 of her salary for the period from February 16, 2023 through May 15, 2023, (iii) in May 2023, an award of 3,874 RSUs in lieu of payment in cash of $110,000 of her salary for the period from May 16, 2023 through August 15, 2023, (iv) in August 2023, an award of 3,675 RSUs in lieu of payment in cash of $110,000 of her salary for the period from August 16, 2023 through November 15, 2023, and (v) in November 2023, an award of 1,809 RSUs in lieu of payment in cash of $55,000 of her salary for the period from November 16, 2023 through December 31, 2023.
In 2023, Mr. Marlow received the following RSU awards under our NEO Equity Compensation Program: (i) in January 2023, an award of 1,410 RSUs in lieu of payment in cash of $48,750 of his salary for the period from January 1, 2023 to February 15, 2023, (ii) in February 2023, an award of 2,015 RSUs in lieu of payment in cash of $97,500 of his salary for the period from February 16, 2023 through May 15, 2023, (iii) in May 2023, an award of 3,434 RSUs in lieu of payment in cash of $97,500 of his salary for the period from May 16, 2023 through August 15, 2023, (iv) in August 2023, an award of 3,257 RSUs in lieu of payment in cash of $97,500 of his salary for the period from August 16, 2023 through November 15, 2023, and (v) in November 2023, an award of 1,604 RSUs in lieu of payment in cash of $48,750 of his salary for the period from November 16, 2023 through December 31, 2023.
In addition, each named executive officer is entitled to certain vesting acceleration benefits upon a qualifying termination, as described in the “Post-Employment Compensation” section below.
The grant date fair values of these equity awards granted to our named executive officers in 2023 are listed in the “Stock Awards” column of the Summary Compensation Table and in the Grants of Plan-Based Awards in 2023 table below.

As discussed above, we also issued RSUs to our named executive officers under the KEEB in settlement of their incentive payments under the Bonus Plan for the first quarter of 2023. These RSUs are listed in the Grants of Plan-Based Awards in 2023 table below.

In addition, in May 2022, we granted an award of 26,713 RSUs to each of Mr. Katibeh and Ms. Parekh. These awards vest as to 1/4th of the RSUs on February 20, 2023 for Mr. Katibeh and May 20, 2023 for Ms. Parekh, and as to 1/16th of the RSUs every three months afterwards, subject to the applicable named executive officer’s continued service as of each vesting date. However, if our board of directors established performance‑based metrics on or before the date of our release of first quarter 2023 earnings, the vesting of any portion of the performance-based new hire award scheduled to vest after May 20, 2023, would be contingent on the Company achieving such performance-based metrics. No such performance-based metrics were established by our board of directors.
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
Post-Employment Compensation
Our employment arrangements with Messrs. Shmunis, Katibeh and Marlow and Ms. Parekh provided for certain payments and benefits in the event of a qualifying termination of employment, including a termination of employment in connection with a change in control of the Company. We believed that these agreements enabled our named executive officers to maintain their focus and dedication to their responsibilities to help maximize stockholder value by minimizing distractions due to the possibility of an involuntary termination of employment or a termination of employment in connection with a potential change in control of the Company. We also believed that these arrangements furthered our interest in encouraging retention among our named executive officers.
In addition, our named executive officers were participants in the Company’s Equity Acceleration Policy which contains provisions providing for double-trigger vesting upon certain changes in control, as described in the “Equity Acceleration Policy” section below. We believed this policy provided important retention incentives for our key contributors through and following a change in control.

Except for Mr. Katibeh, the severance and change in control provisions under these employment arrangements and our named executive officers’ participation agreements under the Equity Acceleration Policy were superseded and replaced by the Company’s Change of Control and Severance Policy (the “Severance Policy”), which is described below.

In connection with their resignations, we entered into separation agreements with Messrs. Robbiati and Katibeh, which are described below.

Executive Employment Arrangements
The initial terms and conditions of employment for each of our executive officers (including our named executive officers that remain with us) are set forth in a written employment agreement. Each of these agreements was approved on our behalf by our board of directors or the compensation committee, as applicable.
We develop competitive compensation packages to attract qualified candidates in a highly-competitive labor market. We believe that these arrangements helped the named executive officers maintain continued focus and dedication to their responsibilities to help maximize stockholder value if there is a potential transaction that could involve a change in control of our Company.
Vladimir Shmunis
We entered into an executive employment letter with Mr. Shmunis, our CEO, dated September 13, 2013. The executive employment letter with Mr. Shmunis provides for a three-year employment term and may be extended by mutual agreement at the end of the term, but either we or Mr. Shmunis may terminate the employment relationship with us at any time.
If, outside of the period beginning three months prior to and ending 12 months after a change of control of the Company (such period, the “Change of Control Period”), Mr. Shmunis’s employment was terminated without “cause” (excluding by reason of death or “disability”) or he resigned for “good reason” (as such terms are defined in the executive employment letter), he was eligible to receive the following payments and benefits if he timely signed and did not revoke a release agreement with us:
•continued payment of base salary for a period of 12 months; and
•reimbursement of COBRA premiums to continue health insurance coverage for him and his eligible dependents for up to 12 months, or taxable monthly payments for the equivalent period in the event reimbursement of COBRA premiums would violate applicable law.
If, within the Change of Control Period, his employment was terminated without cause (excluding by reason of death or “disability”) or he resigned for good reason, he was entitled to the following payments and benefits if he timely signed and did not revoke a release agreement with us:
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
In the event any of the amounts provided for under the executive employment letter or otherwise payable to Mr. Shmunis would constitute “parachute payments” within the meaning of Code Section 280G and could be subject to the related excise tax, Mr. Shmunis would have been entitled to receive either full payment of benefits under the executive employment letter or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever resulted in the greater amount of after-tax benefits to Mr. Shmunis. The executive employment letter did not require us to provide any tax gross-up payments.
Tarek Robbiati
In connection with his appointment as CEO, we entered into an executive employment offer letter with Tarek Robbiati on August 2, 2023. The offer letter did not have a specific term and provided that Mr. Robbiati was an at-will employee. Under the offer letter, Mr. Robbiati was entitled to an initial annualized base salary of $850,000 and a quarterly management-by-objective bonus opportunity equal to 100% of Mr. Robbiati’s quarterly base salary, subject to the terms of the Company's Executive Incentive Plan.
The offer letter provided for the Initial Time-Based RSUs, Initial Performance-Based RSUs, Buyout Time-Based RSUs, and Buyout Performance-Based RSUs described above. The offer letter also provided for a sign-on bonus in the aggregate amount of $3,000,000, with $1,000,000 to be paid within 30 days of the effective date of Mr. Robbiati’s appointment as CEO and $2,000,000 to be paid no later than March 15, 2024. In the event that Mr. Robbiati was terminated by the Company for “cause” (as defined in the Severance Policy), but not for death or “disability” (as defined in the Severance Policy) or Mr. Robbiati voluntarily resigned from the Company without “good reason” (as defined in the Severance Policy), in either case, within two years of the effective date of his appointment as CEO, Mr. Robbiati was required to reimburse the Company for the total gross amount of the sign-on bonus actually received within 120 days following the employment termination date.

Mr. Robbiati was a participant in the Severance Policy, as described below.

Mo Katibeh

We entered into an executive employment offer letter with Mr. Katibeh, our former President and Chief Operating Officer, dated January 4, 2022, which was subsequently amended on May 9, 2022. The offer letter had no specific term and provided for at-will employment.
If Mr. Katibeh’s employment was terminated by the Company without cause (including by reason of death or “disability” (as defined in the offer letter)) or he resigned for good reason, he was eligible to receive the following payments and benefits if he timely signed and did not revoke a release agreement with us:
•cash severance equal to his then-current base salary for a period of (i) six months if such termination was by us other than for cause, death, or disability or by him for good reason or (ii) twelve months if such termination was by us due to his death or disability;
•reimbursement of COBRA premiums through the earlier of (i) the 12‑month anniversary of the date of the termination of employment or (ii) the date on which Mr. Katibeh or his eligible dependents, as applicable, ceased to be eligible for COBRA continuation coverage, provided that if we determined that we could not make these COBRA reimbursements without potentially violating applicable law, Mr. Katibeh would instead have received a taxable lump sum payment of $30,000 in lieu of such COBRA reimbursements; and
•the following equity award vesting acceleration benefit:
◦if such termination occurred during the period beginning 90 days prior to a “change of control” (as defined in the Equity Acceleration Policy) and ending 12 months following a change of control, then under the Equity Acceleration Policy, 50% acceleration of vesting of any of his then-outstanding and unvested equity awards subject to time-based vesting conditions, subject to the terms and conditions of the Equity Acceleration Policy, or
◦if such termination occurred outside of the period described in the previous bullet, acceleration of vesting of the portion of any of his then-outstanding and unvested equity awards subject to time based vesting conditions that would have vested if he had remained employed with us through the date that is 6 months following his effective last day with us.
Mr. Katibeh was a participant in the Equity Acceleration Policy, as described below.
Sonalee Parekh
We entered into an executive employment offer letter with Ms. Parekh, our CFO, dated April 26, 2022. The offer letter has no specific term and provides for at-will employment.
If Ms. Parekh’s employment was terminated by the Company without cause (including by reason of death or “disability” (as defined in the offer letter)) or she resigned for good reason, she was eligible to receive the following payments and benefits if she timely signed and did not revoke a release agreement with us:
•cash severance equal to her then-current base salary for a period of (i) six months if such termination was by us other than for cause, death, or disability or by her for good reason or (ii) twelve months if such termination was by us due to her death or disability;

•reimbursement of COBRA premiums through the earlier of (i) the 12‑month anniversary of the date of the termination of employment or (ii) the date on which Ms. Parekh or her eligible dependents, as applicable, ceased to be eligible for COBRA continuation coverage, provided that if we determined that we could not make these COBRA reimbursements without potentially violating applicable law, Ms. Parekh would instead have received a taxable lump sum payment of $30,000 in lieu of such COBRA reimbursements; and
•the following equity award vesting acceleration benefit:
◦if such termination occurred during the period beginning 90 days prior to a “change of control” (as defined in the Equity Acceleration Policy) and ending 12 months following a change of control, then under the Equity Acceleration Policy, 100% acceleration of vesting of any of her then-outstanding and unvested equity awards subject to time-based vesting conditions, subject to the terms and conditions of the Equity Acceleration Policy, or
◦if such termination occurred outside of the period described in the previous bullet, acceleration of vesting of the portion of any of her then-outstanding and unvested equity awards subject to time based vesting conditions that would have vested if she had remained employed with us through the date that is 6 months following her effective last day with us.
Ms. Parekh was a participant in the Equity Acceleration Policy and currently is a participant in the Severance Policy, as described below.
John Marlow
We entered into an executive employment offer letter with John Marlow, our current Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary, dated September 13, 2013. The executive employment offer letter has no specific term and provides for at-will employment.
In the event we terminated Mr. Marlow’s employment without “cause” (as such term is defined in his offer letter) and excluding by reason of death or disability, he was eligible to receive severance equal to three months of his base salary, payable in installments in accordance with our payroll procedures, subject to his signing and not revoking a release agreement with us.
Mr. Marlow was a participant in the Equity Acceleration Policy and currently is a participant in the Severance Policy, as described below.
Equity Acceleration Policy
Our named executive officers were eligible to participate in our Equity Acceleration Policy. Pursuant to our Equity Acceleration Policy, on a termination of an eligible employee’s employment either (i) by the Company (or any of its subsidiaries) other than for “cause,” death, or “disability” or (ii) by the eligible employee for “good reason” (as such terms are defined in the Equity Acceleration Policy or individual participation agreement), in either case, during the period beginning 60 days prior to a “change of control” (as defined in the Equity Acceleration Policy) and ending 12 months following a change of control, then, subject to the eligible employee’s signing and not revoking a release, the then‑unvested shares subject to each of the eligible employee’s then-outstanding equity awards will immediately vest and, in the case of equity awards that are stock options and stock appreciation rights, will become exercisable as to (A) in the cases of Mr. Shmunis, Ms. Parekh, and Mr. Marlow, 100% of his or her then-outstanding unvested equity awards (other than Ms. Parekh’s performance-based new hire award), or (B) in the cases of Messrs. Katibeh and Agarwal, 50% vesting acceleration of his then-outstanding unvested equity awards (other than the performance-based award Mr. Katibeh received in connection with his appointment as President), in each case subject to the terms and conditions of the Equity Acceleration Policy.
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

In March 2020, our compensation committee determined that for the awards of RSUs granted to Mr. Shmunis, in the event of the termination without “cause”, termination “for good reason” (as such terms are defined in the Equity Acceleration Policy) or death or disability of Mr. Shmunis, the vesting of any awards of RSUs granted to him in fiscal 2020 that would have vested had he remained employed with the Company through the date that is 12 months following his effective last day with us would be accelerated (other than in connection with a death or disability from high-risk activities such as skydiving or free climbing).

Change of Control and Severance Policy

In August 2023, our compensation committee adopted the Severance Policy, which applies to our Section 16 officers as designated by the administrator of the Severance Policy from time to time. Each of our named executive officers that remain with us is a participant in the Severance Policy, and prior to his resignation, Mr. Robbiati was a participant in the Severance Policy.

Pursuant to the Severance Policy, if the Company terminates a participant’s employment other than for cause, death or disability or the participant resigns for good reason on or within 3 months before or 12 months following a change of control (the change in control period), then, subject to the conditions described below, such participant may be eligible to receive the following severance benefits, less applicable tax withholdings, as applicable:

•A salary severance payment of 12 months (or 18 months for Messrs. Shmunis and Robbiati) of the participant’s applicable annual base salary.

•For Messrs. Shmunis and Robbiati only, a bonus severance payment equal to 150% of such participant’s annual target bonus.

•100% of the participant’s outstanding equity awards will vest and, to the extent applicable, become immediately exercisable.

•Payment or reimbursement of continued health coverage for the participant and the participant’s dependents under COBRA for 12 months (or 18 months for Messrs. Shmunis and Robbiati).

Further, under the Severance Policy, if we terminate a participant’s employment other than for cause, death or disability or such participant resigns for good reason at any time other than during the change in control period, then, subject to the conditions described below, such participant will be eligible to receive the following severance benefits, less applicable tax withholdings:

•Continued payments totaling 12 months of the participant’s applicable annual base salary over a period of 12 months.

•1 year of vesting of the participant’s outstanding equity awards.

•Payment or reimbursement of continued health coverage for the participant and the participant’s dependents under COBRA for a period of up to 12 months.

To receive the severance benefits upon a qualifying termination, either in connection with or not in connection with a change of control, a participant must sign and not revoke the Company’s separation agreement and release of claims within the timeframe set forth in the Severance Policy and continue to adhere to the restrictive covenants in that release.

Separation Agreements

Tarek Robbiati
In connection with his resignation, Mr. Robbiati entered into a separation agreement with the Company. Under the terms of this agreement, Mr. Robbiati received a lump sum cash payment of $9.75 million, an amount materially consistent with the benefits that would be due to him under his offer letter and the Severance Policy. Mr. Robbiati forfeited all of his then-unvested equity awards upon his termination of employment.

Mo Katibeh
In connection with his resignation, Mr. Katibeh agreed to serve as an advisor to our CEO until November 15, 2023, and entered into a separation agreement and release of claims with the Company, including a non-competition agreement that applies until August 15, 2024. If Mr. Katibeh complies with the terms of such separation agreement, he was entitled to (i) the benefits set forth in the Severance Policy for a resignation with good reason other than during the change in control period, (ii) $200,000, which was paid in 3 equal monthly installments during the period he served as a special advisor, and (iii) a payment of $400,000 at the end of the period covered by the non-competition agreement.
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
Compensation Recovery Policy

We have adopted a clawback policy, effective as of October 2, 2023, that complies with the new SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and also permits us to seek to recover incentive compensation from executive officers and certain other employees who are determined to have engaged in, or in some cases to have been aware of or willfully blind to, significant misconduct.
Insider Trading Policies and Procedures; Derivatives Trading; Hedging and Pledging Policy
We maintain insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities that are applicable to RingCentral and all of our directors, officers, and employees. Our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards. Pursuant to our insider trading policy, our employees, including the members of our executive team and the members of our board of directors, are prohibited from engaging in transactions involving derivative securities or otherwise that would hedge the risk of ownership of our equity securities and from pledging our equity securities as collateral for a loan.
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
Compensation-Related Risk
Our board of directors is responsible for the oversight of our risk profile, including compensation-related risks. Our compensation committee monitors our compensation policies and practices as applied to our employees to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking. In cooperation with management, our compensation committee reviewed our 2023 compensation programs. Our compensation committee believes the mix and design of the elements of such programs do not encourage our employees to assume excessive risks and accordingly are not reasonably likely to have a material adverse effect on our Company. We have designed our compensation programs to be balanced so that our employees are focused on both short-term and long-term financial and operational performance. In particular, the weighting towards long-term incentive compensation discourages short-term risk taking. Goals are appropriately set with targets that encourage growth in the business.
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
Respectfully submitted by the members of the compensation committee of the board of directors:
Allan Thygesen (Chair)
Robert Theis
Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers during fiscal 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Vladimir Shmunis Chief Executive Officer	2023	5,470 (4)	—	20,616,162	508,722 (5)	10,733	21,141,087
	2022	5,470	—	19,288,954	517,280	373,493	20,185,197
	2021	5,175	—	18,439,095	776,713	828	19,221,811
Tarek Robbiati Former Chief Executive Officer	2023	304,902 (6)	1,000,000	26,945,715 (7)	80,810	9,752,890	38,084,317
	2022	—	—	—	—	—	—
	2021	—	—	—	—	—	—
Mo Katibeh Former President and Chief Operating Officer	2023	37,500 (8)	—	11,225,239	316,768 (9)	6,162,844	17,742,351
	2022	206,250	—	20,373,657	563,000	214,322	21,357,229
	2021	—	—	—	—	—	—
Sonalee Parekh Chief Financial Officer	2023	60,000 (10)	—	10,620,399	508,728 (11)	7,583	11,196,710
	2022	147,500	—	10,666,699	298,609	192,348	11,305,156
	2021	—	—	—	—	—	—
John Marlow Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary	2023	60,000 (12)	—	9,339,843	457,844 (13)	6,188	9,863,875
	2022	60,000	—	6,010,755	422,193	134,826	6,627,774
	2021	204,375	—	12,006,768	416,753	45,828	12,673,724

(1)The amounts in the “Stock Awards” column represent the aggregate fair market value of RSUs and PSUs granted in the applicable year and calculated in accordance with ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 12 of the notes to the consolidated financial statements included in Part II, Item 8 for a discussion of assumptions made in determining the grant date fair market value.
(2)Amounts in this column represent (i) the aggregate fair market value of RSUs granted under our Key Employee Equity Bonus Plan, in lieu of a cash bonus earned for each quarter of 2021 and 2022 and the first quarter of 2023, which is calculated in accordance with ASC Topic 718, and (ii) the bonuses earned under our Bonus Plan for the second through fourth quarters of 2023 that were paid in cash. These RSUs were fully vested upon grant.
(3)For each of Messrs. Shmunis and Marlow, the amount reported in this column for 2023 represents the portion of the premium paid by the Company with respect to life insurance for the benefit of the named executive officer.
For Mr. Robbiati, the amount reported in this column for 2023 represents (i) the portion of the premium paid by the Company with respect to life insurance for his benefit, which was $2,890, and (ii) the lump sum cash payment of $9.75 million that Mr. Robbiati received under his separation agreement.
For Mr. Katibeh, the amount reported in this column for 2023 represents the portion of the premium paid by the Company with respect to life insurance for his benefit, which was $1,175, and the following payments and benefits he is entitled to receive under his separation agreement: (i) the benefits set forth in the Severance Policy for a resignation with good reason other than during the change in control period, which consists of 12 months of his base salary (equal to $600,000), 1 year of vesting of his equity awards (which has a value of $4,929,608), and reimbursement of his COBRA premiums for up to 12 months (which has a value of $32,061), (ii) $200,000, which was paid in 3 equal monthly installments during the period he served as a special advisor, and (iii) a payment of $400,000 at the end of the period covered by the non-competition agreement.
For Ms. Parekh, the amount reported in this column for 2023 represents (i) the portion of the premium paid by the Company with respect to life insurance for her benefit, which was $3,533, and (ii) the Company’s matching contribution to the 401(k) plan in the amount of $4,050.
(4)This amount represents the $5,470 of cash salary actually paid to Mr. Shmunis in 2023. Mr. Shmunis received (i) an award of 4,769 RSUs in lieu of payment in cash of $494,530 of his salary for the period from April 1, 2022 through March 31, 2023, and (ii) an award of 17,144 RSUs in lieu of payment in cash of $494,530 of his salary for the period from April 1, 2023 through March 31, 2024, and this amount does not include the portion of this $494,530 of salary attributable to the period from January 1, 2023 through March 31, 2023 and the portion of this $494,530 of salary attributable to the period from April 1, 2023 through December 31, 2023.
(5)Consists of (i) 4,171 RSUs that were fully vested upon grant, all of which were granted in fiscal 2023, and (ii) $379,338 of bonuses earned under our Bonus Plan in fiscal 2023, which were paid in cash.
(6)This amount represents (i) the $45,148 of cash compensation under our non-employee director compensation program earned by Mr. Robbiati in 2023 and (ii) the $259,772 of cash salary actually paid to Mr. Robbiati for his service as our CEO.

(7)This amount represents (i) $576,137 in equity awards that were granted to Mr. Robbiati for his service as a non-employee director and (ii) $26,369,578 in equity awards that were granted to Mr. Robbiati for his service as our CEO.
(8)This amount represents the $37,500 of cash salary actually paid to Mr. Katibeh in 2023. Mr. Katibeh received (i) an award of 1,952 RSUs in lieu of payment in cash of $67,500 of his salary for the period from January 1, 2023 through February 15, 2023, (ii) an award of 2,789 RSUs in lieu of payment in cash of $135,000 of his salary for the period from February 16, 2023 through May 15, 2023, and (iii) an award of 4,754 RSUs in lieu of payment in cash of $135,000 of his salary for the period from May 16, 2023 through August 15, 2023.
(9)Consists of (i) 5,467 RSUs that were fully vested upon grant, all of which were granted in fiscal 2023, and (ii) a $161,505 bonus earned under our Bonus Plan in fiscal 2023, which was paid in cash.
(10)This amount represents the $60,000 of cash salary actually paid to Ms. Parekh in 2023. Ms. Parekh received (i) an award of 1,591 RSUs in lieu of payment in cash of $55,000 of her salary for the period from January 1, 2023 through February 15, 2023, (ii) an award of 2,273 RSUs in lieu of payment in cash of $110,000 of her salary for the period from February 16, 2023 through May 15, 2023, (iii) an award of 3,874 RSUs in lieu of payment in cash of $110,000 of her salary for the period from May 16, 2023 through August 15, 2023, (iv) an award of 3,675 RSUs in lieu of payment in cash of $110,000 of her salary for the period from August 16, 2023 through November 15, 2023, and (v) an award of 1,809 RSUs in lieu of payment in cash of $55,000 of her salary for the period from November 16, 2023 through December 31, 2023.
(11)Consists of (i) 4,556 RSUs that were fully vested upon grant, all of which were granted in fiscal 2023, and (ii)) $379,338 of bonuses earned under our Bonus Plan in fiscal 2023, which were paid in cash.
(12)This amount represents the $60,000 of cash salary actually paid to Mr. Marlow in 2023. Mr. Marlow received (i) an award of 1,410 RSUs in lieu of payment in cash of $48,750 of his salary for the period from January 1, 2023 through February 15, 2023, (ii) an award of 2,015 RSUs in lieu of payment in cash of $97,500 of his salary for the period from February 16, 2023 through May 15, 2023, (iii) an award of 3,434 RSUs in lieu of payment in cash of $97,500 of his salary for the period from May 16, 2023 through August 15, 2023, (iv) an award of 3,257 RSUs in lieu of payment in cash of $97,500 of his salary for the period from August 16, 2023 through November 15, 2023, and (v) an award of 1,604 RSUs in lieu of payment in cash of $48,750 of his salary for the period from November 16, 2023 through December 31, 2023.
(13)Consists of (i) 4,100 RSUs that were fully vested upon grant, all of which were granted in fiscal 2023, and (ii) $341,404 of bonuses earned under our Bonus Plan in fiscal 2023, which were paid in cash.

Grants of Plan-Based Awards in 2023
The following table sets forth information regarding grants of awards made to our named executive officers during fiscal 2023. We did not grant any cash awards under our 2013 Plan during fiscal 2023.

			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Approval Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Securities Underlying Restricted Stock Units (#)	Grant Date Fair Value of Stock Awards ($)(1)
Vladimir Shmunis	5/20/2023	4/25/2023	—	—	—	4,171	129,384
	5/19/2023	5/11/2023	90,478 (2)	311,993 (3)	623,986 (4)	—	10,458,793
	5/19/2023	5/11/2023	—	—	—	311,993	9,678,023
	5/1/2023	4/25/2023	—	—	—	17,144	479,346
	2/20/2023	2/2/2023	—	—	—	932	34,456
Tarek Robbiati	8/28/2023	8/8/2023	—	210,746	—	—	6,200,147
	8/28/2023	8/8/2023	17,189 (2)	59,272 (3)	118,544 (4)	—	1,762,749
	8/28/2023	8/8/2023	—	177,817 (5)	—	—	5,231,376
	8/28/2023	8/8/2023	—	—	—	210,746	6,200,147
	8/28/2023	8/8/2023	—	—	—	237,089	6,975,158
	6/1/2023	6/1/2023	—	—	—	8,448	299,988
	2/24/2023	2/24/2023	—	—	—	7,949	276,148
Mo Katibeh	5/19/2023	5/11/2023	57,303 (2)	197,596 (3)	395,192 (4)	—	4,596,978
	5/19/2023	5/11/2023	—	—	—	202,796	6,290,732
	5/15/2023	4/25/2023	—	—	—	4,754	135,014
	5/15/2023	4/25/2023	—	—	—	5,467	155,263
	2/15/2023	2/2/2023	—	—	—	2,859	138,404
	2/15/2023	2/2/2023	—	—	—	2,789	135,015
	1/3/2023	1/2/2023	—	—	—	1,952	67,500
Sonalee Parekh	11/15/2023	4/25/2023	—	—	—	1,809	55,012
	8/15/2023	4/25/2023	—	—	—	3,675	110,030
	5/19/2023	5/11/2023	45,742 (2)	157,730 (3)	315,460 (4)	—	5,287,499
	5/19/2023	5/11/2023	—	—	—	157,730	4,892,785
	5/15/2023	4/25/2023	—	—	—	3,874	110,022
	5/15/2023	4/25/2023	—	—	—	4,556	129,390
	2/15/2023	2/2/2023	—	—	—	2,273	110,036
	2/15/2023	2/2/2023	—	—	—	2,424	117,346
	1/3/2023	1/2/2023	—	—	—	1,591	55,017
John Marlow	11/15/2023	4/25/2023	—	—	—	1,604	48,778
	8/15/2023	4/25/2023	—	—	—	3,257	97,515
	5/19/2023	5/11/2023	40,213 (2)	138,664 (3)	277,328 (4)	—	4,648,364
	5/19/2023	5/11/2023	—	—	—	138,664	4,301,357
	5/15/2023	4/25/2023	—	—	—	3,434	97,526
	5/15/2023	4/25/2023	—	—	—	4,100	116,440
	2/15/2023	2/2/2023	—	—	—	2,015	97,546
	2/15/2023	2/2/2023	—	—	—	2,144	103,791
	1/3/2023	1/2/2023	—	—	—	1,410	48,758

(1)The amounts in the “Grant Date Fair Value of Stock Awards” column represent the grant date fair market value of RSUs and PSUs granted in fiscal 2023 and calculated in accordance with ASC Topic 718. See Note 12 of the notes to consolidated financial statements included in Part II, Item 8 for a discussion of assumptions made in determining the grant date fair market value.
(2)For each PSU award, the PSUs are evenly allocated to four tranches.
For the tranche that becomes eligible to vest based on the Company’s annualized exit monthly recurring subscriptions for 2023, the threshold number of PSUs is (i) 780 for Mr. Shmunis, (ii) 148 for Mr. Robbiati, (iii) 494 for Mr. Katibeh, (iv) 394 for Ms. Parekh, and (v) 347 for Mr. Marlow.
For the tranche that becomes eligible to vest based on the Company’s unlevered adjusted free cash flow margin for 2023, the threshold number of PSUs is (i) 62,398 for Mr. Shmunis, (ii) 11,854 for Mr. Robbiati, (iii) 39,519 for Mr. Katibeh, (iv) 31,546 for Ms. Parekh, and (v) 27,733 for Mr. Marlow.
For the tranche that becomes eligible to vest based on the Company’s net promoter score for the fourth quarter of 2023, the threshold number of PSUs is (i) 7,800 for Mr. Shmunis, (ii) 1,482 for Mr. Robbiati, (iii) 4,940 for Mr. Katibeh, (iv) 3,943 for Ms. Parekh, and (v) 3,467 for Mr. Marlow.
For the tranche that becomes eligible to vest based on TSR during the performance period relative to the TSRs of the indexed companies, the threshold number of PSUs is (i) 19,500 for Mr. Shmunis, (ii) 3,705 for Mr. Robbiati, (iii) 12,350 for Mr. Katibeh, (iv) 9,858 for Ms. Parekh, and (v) 8,666 for Mr. Marlow.
(3)For each tranche, the target number of PSUs is approximately (i) 77,998 for Mr. Shmunis, (ii) 14,818 for Mr. Robbiati, (iii) 49,399 for Mr. Katibeh, (iv) 39,433 for Ms. Parekh, and (v) 34,666 for Mr. Marlow.
(4)For each tranche, the maximum number of PSUs is approximately (i) 155,997 for Mr. Shmunis, (ii) 29,636 for Mr. Robbiati, (iii) 98,798 for Mr. Katibeh, (iv) 78,865 for Ms. Parekh, and (v) 69,332 for Mr. Marlow.
(5)This reflects the second and third tranches of Mr. Robbiati's Buyout Performance-Based RSUs. The first tranche of the Buyout Performance-Based RSUs is reported in footnotes (2) through (4).
Outstanding Equity Awards at Fiscal Year-End
The following table presents information concerning equity awards held by our named executive officers at the end of fiscal 2023.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Name	Grant Date	Exercisable	Unexercisable
Vladimir Shmunis	4/1/2020	—	—	—	—	5,176 (2)	175,725
	5/1/2021	—	—	—	—	17,624 (3)	598,335
	4/1/2022	—	—	—	—	77,879 (4)	2,643,992
	5/1/2023	—	—	—	—	8,572 (5)	291,019
	5/19/2023	—	—	—	—	384,161 (6)	13,042,266
	5/19/2023					233,995 (7)	7,944,130
Tarek Robbiati (8)	—	—	—	—	—	—	—
Mo Katibeh (9)	—	—	—	—	—	—	—
Sonalee Parekh	5/30/2022	—	—	—	—	16,696 (10)	566,829
	5/30/2022	—	—	—	—	66,782 (11)	2,267,249
	5/19/2023	—	—	—	—	194,221 (6)	6,593,803
	5/19/2023	—	—	—	—	128,156 (12)	4,350,896
John Marlow	4/1/2020	—	—	—	—	1,294 (13)	43,931
	5/1/2021	—	—	—	—	11,750 (14)	398,913
	3/14/2022	—	—	—	—	25,960 (15)	881,342
	5/19/2023	—	—	—	—	170,739 (6)	5,796,589
	5/19/2023	—	—	—	—	112,665 (16)	3,824,977

(1)This amount reflects the closing price of our Class A Common Stock on December 29, 2023 (which was $33.95), multiplied by the amount shown in the column for Number of Shares or Units of Stock That Have Not Vested.

(2)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2020. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(3)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2021. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(4)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, as to 1/8 of the underlying shares on May 20, 2022 and as to 1/16 of the underlying shares each quarter thereafter. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(5)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, as to 1/4 of the underlying shares on August 20, 2023 and as to 1/4 of the underlying shares each three-month period thereafter. Under the Severance Policy, 100% of these RSU awards are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(6)This reflects the number of PSUs granted to the named executive officer that became achieved PSUs based on the achievement of the performance goals. 1/3rd of the achieved PSUs vest on February 20, 2024 for Ms. Parekh and February 21, 2024 for Messrs. Shmunis and Marlow, and 1/8th of the remaining achieved PSUs vest every three months afterwards, in each case, subject to the named executive officer’s continued service as of each vesting date.
(7)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 12 equal quarterly installments commencing May 20, 2023. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(8)Mr. Robbiati resigned from his position as Chief Executive Officer on December 8, 2023. In connection with his resignation, Mr. Robbiati forfeited all of his then-unvested equity awards.
(9)Mr. Katibeh resigned from his position as President and Chief Operating Officer on August 15, 2023. In connection with his resignation, Mr. Katibeh received the vesting acceleration benefits set forth in the Severance Policy for a resignation with good reason other than during the change in control period and forfeited the remainder of his then-unvested equity awards.
(10)These shares underlying this RSU award vest, subject to Ms. Parekh’s continued role as a service provider to us, as to 1/4 of the underlying shares on May 20, 2023 and as to 1/16 of the underlying shares each quarter thereafter. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(11)These shares underlying this RSU award vest, subject to Ms. Parekh’s continued role as a service provider to us, as to 1/4 of the underlying shares on May 20, 2023 and as to 1/16 of the underlying shares each quarter thereafter. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(12)The shares underlying this RSU award vest, subject to Ms. Parekh’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2023. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment.
(13)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2020. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(14)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2021. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(15)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, as to 1/8 of the underlying shares on May 20, 2022 and as to 1/16 of the underlying shares each quarter thereafter. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(16)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2023. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.

Option Exercises and Stock Vested in 2023
The following table sets forth the number of shares of common stock acquired during fiscal 2023 by our named executive officers upon the exercise of stock options and the vesting of RSU awards and the value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Securities Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Vladimir Shmunis	—	—	172,274	5,370,616
Tarek Robbiati	—	—	42,807	1,297,480
Mo Katibeh	—	—	240,961	7,310,006
Sonalee Parekh	—	—	99,861	3,112,178
John Marlow	—	—	73,794	2,355,181

(1)Reflects the aggregate number of shares of Class A Common Stock underlying the RSU awards that vested in fiscal 2023.
(2)Calculated based by multiplying (i) the fair market value of Class A Common Stock on the vesting date, which was determined using the closing price on the NYSE of a share of Class A Common Stock on vesting date, by (ii) the number of shares of Class A Common Stock acquired upon vesting.
Pension Benefits
Aside from our 401(k) plan, we do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.
Non-Qualified Deferred Compensation
We do not maintain any non-qualified deferred compensation plans or arrangements under which our named executive officers are entitled to participate.
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
Potential Payments upon Termination and upon Termination in Connection with a Change of Control
Potential Payments upon Termination Apart from a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers that remained employed with us on December 31, 2023, pursuant to the Severance Policy, if (i) the named executive officer experiences a qualifying termination of his or her employment (as described in the “Executive Compensation─Compensation Discussion and Analysis─Post-Employment Compensation─Executive Employment Arrangements” section above), on December 31, 2023, and outside of the period beginning 3 months prior to and ending 12 months following a “change of control” (as defined in our Severance Policy) and (ii) such named executive officer signs and does not revoke a release agreement with us. The benefits consist of (i) 12 months of his or her base salary; (ii) reimbursement of his or her COBRA premiums for up to 12 months; and (iii) 1 year vesting of his or her outstanding equity awards in accordance with the Severance Policy.

	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)	Continuing Health Coverage ($)(3)	Total ($)
Vladimir Shmunis	500,000	13,406,074	22,478	13,928,552
Sonalee Parekh	500,000	6,318,638	27,715	6,846,353
John Marlow	450,000	5,361,961	32,061	5,844,022

(1)Represents the portion of each named executive officer’s base salary to be paid to such named executive officer upon a termination apart from a change of control.
(2)For each named executive officer, the estimated value of accelerated equity awards was calculated by multiplying (x) the amount of unvested RSUs subject to acceleration held by the applicable named executive officer and (y) the closing price of our Class A Common Stock on December 29, 2023 (which was $33.95).
(3) Represents the value of the COBRA premium reimbursements to be provided to such named executive officer upon a termination apart from a change of control.

Potential Payments upon Termination in Connection with a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers that remained employed with us on December 31, 2023, pursuant to the Severance Policy, if (i) the named executive officer experiences a qualifying termination of his or her employment (as described in the “Executive Employment Arrangements” and “Other Change in Control Provisions” subsections of the “Executive Compensation─Compensation Discussion and Analysis─Post-Employment Compensation” section above) on December 31, 2023, and within the period beginning 3 months prior to or 12 months following a “change of control” (as defined in our Severance Policy) and (ii) such named executive officer signs and does not revoke a release agreement with us.

	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)	Continuing Health Coverage ($)(3)	Total ($)
Vladimir Shmunis (4)	1,500,000	24,695,468	33,716	26,229,184
Sonalee Parekh (5)	500,000	13,778,777	27,715	14,306,492
John Marlow (6)	450,000	10,945,752	32,061	11,427,813

(1)Represents the portion of each named executive officer’s (a) base salary and (b) 2023 target bonus, as applicable to be paid to such named executive officer upon a termination in connection with a change of control.
(2)For each named executive officer, the estimated value of accelerated equity awards was calculated by multiplying (x) the amount of unvested RSUs subject to acceleration held by the applicable named executive officer and (y) the closing price of our Class A Common Stock on December 29, 2023 (which was $33.95).
(3)Represents the value of the COBRA premium reimbursements to be provided to such named executive officer upon a termination in connection with a change of control.
(4)Mr. Shmunis will receive (i) 18 months of his base salary plus 150% his 2023 target bonus, (ii) 100% acceleration of his outstanding equity awards (which to the extent applicable, will become immediately exercisable) and (iii) reimbursement of his COBRA premiums for up to 18 months, in accordance with the Severance Policy.
(5)Ms. Parekh will receive (i) 12 months of her base salary, (ii) 100% acceleration of her outstanding equity awards (which to the extent applicable, will become immediately exercisable) and (iii) reimbursement of her COBRA premiums for up to 12 months, in accordance with the Severance Policy.
(6)Mr. Marlow will receive will receive (i) 12 months of his base salary, (ii) 100% acceleration of his outstanding equity awards (which to the extent applicable, will become immediately exercisable) and (iii) reimbursement of his COBRA premiums for up to 12 months, in accordance with the Severance Policy.
As noted above, in connection with their resignation, Messrs. Robbiati and Katibeh entered into separation agreements with the Company. Under the terms of Mr. Robbiati’s separation agreement, Mr. Robbiati received a lump sum cash payment of $9.75 million, an amount materially consistent with the benefits that would be due to him under his offer letter and the Severance Policy. If Mr. Katibeh complies with the terms of his separation agreement, he is entitled to (i) the benefits set forth in the Severance Policy for a resignation with good reason other than during the change in control period, which consists of 12 months of his base salary (equal to $600,000, 1 year of vesting of his equity awards (which has a value of $4,929,608), and reimbursement of his COBRA premiums for up to 12 months (which has a value of $32,061), (ii) $200,000, which was paid in 3 equal monthly installments during the period he served as a special advisor, and (iii) a payment of $400,000 at the end of the period covered by the non-competition agreement.
CEO Pay Ratio
Under SEC rules, we are required to provide information regarding the relationship between the total annual compensation of Mr. Shmunis, our Chief Executive Officer as of December 31, 2023 (which is the date we selected to identify the median employee, as discussed below), and the total annual compensation of our median employee (other than Mr. Shmunis). For our last completed fiscal year, which ended December 31, 2023:
•The median of the total annual compensation of all employees (other than Mr. Shmunis) of ours (including our consolidated subsidiaries) was $121,657.
•Mr. Shmunis’s total annual compensation, as reported in the Summary Compensation Table included in this Annual Report on Form 10-K, was $21,141,087.

•Based on the above, for fiscal 2023, the ratio of Mr. Shmunis’s total annual compensation to the median of the total annual compensation of all employees was 173.8 to 1.
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
•We determined the median of the total annual compensation of all of our employees as of December 31, 2023. As of December 31, 2023, we (including our consolidated subsidiaries) had approximately 4,080 full-time, part-time and temporary employees, approximately 2,179 out of the 4,080 (or approximately 53%) are U.S. employees, and approximately 1,901 out of the 4,080 (or approximately 47%) are located outside of the United States.
•We then compared the sum of (i) the total annual cash compensation earned by each of these employees for fiscal 2023 as reflected in our payroll records plus (ii) the fair value of equity awards (as determined in accordance with footnote 1 of the fiscal Summary Compensation Table) granted to these employees in fiscal 2023, to determine the median employee, without annualizing the compensation of any employees who started their employment with us in fiscal 2023 but did not work for us or our consolidated subsidiaries for the entire year. Compensation paid in foreign currency was converted to U.S. dollars using currency conversion ratios in effect as of January 1, 2024. In determining the median total compensation of all of these employees, we did not make any cost of living adjustments to the wages paid to any employee outside of the U.S.
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock and Class B common stock as of January 31, 2024, for:
•each of our named executive officers;
•each of our directors;
•all of our current directors and executive officers as a group; and
•each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities.
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
We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 2024, and shares issuable upon the vesting of RSUs and PSUs within 60 days of January 31, 2024, to be outstanding and to be beneficially owned by the person holding the option, RSU or PSU, respectively, for the purpose of computing the percentage ownership of that person. However, we have not treated such shares as outstanding for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 82,393,035 shares of our Class A common stock and 9,924,538 shares of our Class B common stock outstanding as of January 31, 2024. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.

	Class A		Class B		% of Total Voting
	Shares	%	Shares	%	Power †
5% Stockholders:
Entities affiliated with Vladimir Shmunis (1)	336,446	*	5,471,618	55.1	30.3
Entities affiliated with Vlad Vendrow (2)	165,592	*	2,970,295	29.9	16.4
Capital World Investors (3)	11,314,238	13.7	—	—	6.2
Vanguard Group Inc.(4)	10,371,224	12.6	—	—	5.7
Sylebra Capital Limited (5)	7,437,154	9.0	—	—	4.1
BlackRock, Inc. (6)	5,263,100	6.4	—	—	2.9
Pictet Asset Management SA (7)	5,239,898	6.4	—	—	2.9
Ameriprise Financial, Inc. (8)	4,610,276	5.6	—	—	2.5
Named Executive Officers and Directors:
Vladimir Shmunis (1)	336,446	*	5,471,618	55.1	30.3
Tarek Robbiati (9)	21,582	*	—	—	*
Mohammed Katibeh (10)	20,427	*	—	—	*
Sonalee Parekh (11)	87,533	*	—	—	*
John Marlow (12)	228,141	*	273,714	2.8	1.6
Mignon Clyburn (13)	6,248	*	—	—	*
Kenneth Goldman (14)	16,527	*	—	—	*
Robert Theis (15)	25,775	*	—	—	*
Allan Thygesen (16)	18,008	*	—	—	*
Neil Williams (17)	16,732	*	—	—	*
Ned Segal (18)	—	—	—	—	—
All current executive officers and directors as a group (9 persons)(19)	735,410	*	5,745,332	57.9	32.0

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
(1)Consists of (i) 19,003 shares of Class A common stock held of record by Mr. Shmunis; (ii) 3,457,107 shares of Class B common stock held of record by ELCA Fund I, L.P. (“ELCA I”); (iii) 5,926 shares of Class B common stock held of record by ELCA Fund II, L.P. (“ELCA II”); (iv) 5,926 shares of Class B common stock held of record by ELCA Fund III, L.P. (“ELCA III”); (v) 1,385 shares of Class B common stock held of record by ELCA, LLC (collectively, along with ELCA I, ELCA II and ELCA III, the “ELCA Funds”); (vi) 1,274 shares of Class B common stock held of record by Vladimir G. Shmunis & Sandra Shmunis TR UA June 9, 1998 Shmunis Revocable Trust (“Trust”); (vii) 1,000,000 shares of Class B common stock held of record by Sandra Shmunis TR UA 03/14/2023 Sandra Shmunis 2023 Grantor Retained Annuity Trust (“SST”); (viii) 1,000,000 shares of Class B common stock held of record by Vladimir Shmunis TR UA 03/14/2023 Vladimir Shmunis 2023 Grantor Retained Annuity Trust (“VST”); (ix) 81,668 shares of Class A common stock held of record by Vladimir G Shmunis & Sandra Shmunis TR So Inclined Philanthropic Foundation (“SIPF”); (x) 59,000 shares of Class A common stock held of record by The Shmunis Family Generations Trust under agreement, dated December 29, 2020 (“SFGT”) and (xi) 176,775 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of January 31, 2024. Vladimir Shmunis, our CEO and Chairman of the board of directors, and Sandra Shmunis, Mr. Shmunis’s wife, are the managing members of ELCA, LLC. ELCA, LLC is the general partner of ELCA I, ELCA II and ELCA III. Mr. Shmunis and Mrs. Shmunis are the trustees of Trust and SIPF, and the investment trustees of SFGT. As a result, and by virtue of the relationships described in this footnote, Mr. and Mrs. Shmunis may be deemed to share voting and dispositive power with respect to the shares held by ELCA I, Trust, SIPF and SFGT, and certain of the shares held by ELCA II and ELCA III. As sole trustee of SST, Mrs. Shmunis may be deemed to hold voting and dispositive power with respect to the shares held by SST. As sole trustee of VST, Mr. Shmunis may be deemed to hold voting and dispositive power with respect to the shares held by VST. The address for these entities is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.
(2)Consists of (i) 87,667 shares of Class A common stock held of record by Mr. Vendrow; (ii) 26,035 shares of Class A common stock held of record by The Vlad Vendrow Trust dated February 13, 2020 (the “Vendrow 2020 Trust”); (iii) 1,040,365 shares of Class B common stock held of record by the Vendrow 2020 Trust; (iv) 1,890 shares of Class A common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO David G Vendrow; (v) 1,890 shares of Class A common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Edward B Vendrow; (vi) 1,890 shares of Class A common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Joshua L Vendrow; (vii) 157,110 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO David G Vendrow; (viii) 157,110 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Edward B Vendrow; (ix) 157,110 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Joshua L Vendrow; (x) 38,600 shares of Class B common stock held of record by the Regina Vendrow TR UA 12/01/2020 Viva Children’s Trust; (xi) 420,000 shares of Class B common stock held of record by Viva Investment Capital LLC; (xii) 1,000,000 shares of Class B common stock held of record by Viva Investment Capital II LLC; and (xiii) 46,220 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of January 31, 2024. As sole trustee of the Vendrow 2020 Trust, Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held by the Vendrow 2020 Trust. Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held by him and by his children and his children’s trusts. As the sole owner of Viva Investment Capital LLC and Viva Investment Capital II LLC, Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held thereby. The address for these entities is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.
(3)Based on information reported by Capital World Investors (“CWI”) on its most recent Schedule 13G/A filed with the SEC on February 9, 2024. Of the shares of Class A common stock beneficially owned, CWI reported that it has sole dispositive power and sole voting power with respect to 11,314,238 shares. CWI is a division of Capital Research and Management Company (“CRMC”), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., Capital Group Private Client Services, Inc., and Capital Group Investment Management Private Limited. CWI's divisions of each of the investment management entities collectively provide investment management services under the name “Capital World Investors.” The address for CWI is 333 South Hope Street, Los Angeles, California 90071.
(4)Based on information reported by The Vanguard Group, Inc. on its most recent Schedule 13G/A filed with the SEC on February 13, 2024. Of the shares of Class A common stock beneficially owned, The Vanguard Group, Inc. reported that it has sole dispositive power with respect to 10,229,813 shares, shared dispositive power with respect to 141,411 shares, sole voting power with respect to 0 shares, and shared voting power with respect to 55,070 shares. The address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(5)Based on information reported by Sylebra Capital Limited ("Sylebra HK") on its Schedule 13D filed with the SEC on May 26, 2023. Of the shares of Class A common stock beneficially owned, Sylebra HK reported that it has sole dispositive power and sole voting power with respect to 0 shares and shared dispositive power and shared voting power with respect to 7,437,154 shares. Sylebra HK and Sylebra Capital LLC ("Sylebra US") are the investment sub-advisers to Sylebra Capital Partners Master Fund, Ltd. ("SCP MF"), Sylebra Capital Parc Master Master Fund (“PARC MF”), Sylebra Capital Menlo Master Fund (“MENLO MF”) and other advisory clients. The term “Affiliated Investment Entities” (as used in this footnote) refers to SCP MF, PARC MF, MENLO MF and other advisory clients. Sylebra Capital Management (“Sylebra Cayman”) is the investment manager and parent of Sylebra HK. Sylebra Cayman owns 100% of the shares of Sylebra HK, and Daniel Patrick Gibson (“Gibson”) owns 100% of the Class A shares of Sylebra Cayman and 100% of the share capital of Sylebra US. Gibson is a founder and Chief Investment Officer of Sylebra Cayman. In such capacities, Sylebra HK, Sylebra US, Sylebra Cayman, and Gibson may be deemed to share voting and dispositive power over the shares of Class A common stock held by the Affiliated Investment Entities. The address for Sylebra HK is c/o Sylebra Capital Limited, 20th Floor, 28 Hennessy Road, Wan Chai, Hong Kong.
(6)Based on information reported by BlackRock, Inc. on its most recent Schedule 13G/A filed with the SEC on January 29, 2024. Of the shares of Class A common stock beneficially owned, BlackRock, Inc. reported that it has sole dispositive power with respect to 5,263,100 shares and sole voting power with respect to 5,061,829 shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(7)Based on information reported by Pictet Asset Management SA on its most recent Schedule 13G/A filed with the SEC on February 1, 2024. Of the shares of Class A common stock beneficially owned, Pictet Asset Management SA reported that it has sole dispositive and sole voting power with respect to 5,239,898 shares. The address for Pictet Asset Management SA is 60 Route des Acacias 1211, Geneva 73 Switzerland.
(8)Based on information reported by Ameriprise Financial, Inc. ("AFI") on its Schedule 13G filed with the SEC on February 14, 2024 on behalf of itself and its subsidiary company Columbia Management Investment Advisers, LLC ("CMIA"). Of the shares of Class A common stock beneficially owned, AFI reported that it has shared dispositive power with respect to 4,610,276 shares and shared voting power with respect to 4,316,236 shares. AFI, as to the parent company of CMIA, may be deemed to beneficially own the shares reported by CMIA. Accordingly, the shares reported to be beneficially owned by AFI include those shares separately owned by CMIA. AFI's address is 145 Ameriprise Financial Center, Minneapolis, MN 55474. CMIA's address is 290 Congress Street, Boston, MA 02210.
(9)Consists of 21,582 shares of Class A common stock held of record by the Robbiati Family Trust U/A DTD 2/4/2020 as of December 8, 2023.
(10)Consists of 20,427 shares of Class A common stock held of record by Mr. Katibeh as of August 15, 2023.
(11)Consists of (i) 4,589 shares of Class A common stock held of record by Ms. Parekh and (ii) 82,944 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of January 31, 2024.
(12)Consists of (i) 131,042 shares of Class A common stock held of record by Mr. Marlow; (ii) 6,275 shares of Class A common stock held of record by the JEM Double Happiness 2018 Trust (the “Marlow Trust I”); (iii) 6,275 shares of Class A common stock held of record by the CAM Double Happiness 2018 Trust (the “Marlow Trust II”); (iv) 12,080 shares of Class A common stock held of record by the M&M Family 2020 Irrevocable Trust (the “Marlow Trust III”); (v) 15,060 shares of Class B common stock held of record by Mr. Marlow; (vi) 216,334 shares of Class B common stock held of record by the M&M Twice as Nice Trust (the “Marlow Trust IV” and, together with the Marlow Trust I, the Marlow Trust II and the Marlow Trust III, the “Marlow Trusts”); (vii) 42,320 shares of Class B common stock held of record by the Marlow Trust III; and (viii) 72,469 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of January 31, 2024. As trustee of the Marlow Trusts, Mr. Marlow may be deemed to hold voting and dispositive power with respect to the shares held by the Marlow Trusts.
(13)Consists of 6,248 shares of Class A common stock held of record by Ms. Clyburn.
(14)Consists of (i) 10,427 shares of Class A common stock held of record by Mr. Goldman and (ii) 6,100 shares of Class A common stock held of record by GSW-GV, LLC.
(15)Consists of 25,775 shares of Class A common stock held of record by Mr. Theis.
(16)Consists of 18,008 shares of Class A common stock held of record by Mr. Thygesen.
(17)Consists of 16,732 shares of Class A common stock held of record by Mr. Williams.
(18)Mr. Segal became a member of our board of directors in December 2023.
(19)Consists of (i) 403,222 shares of Class A common stock held of record by our directors and current executive officers; (ii) 332,188 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of January 31, 2024; (iii) 5,745,332 shares of Class B common stock held of record by our directors and current executive officers; and (iv) no shares of Class B common stock issuable pursuant to stock options exercisable within 60 days of January 31, 2024.
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2023. Information is included for equity compensation plans approved by our stockholders. All of our equity compensation plans have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by stockholders
2010 Equity Incentive Plan(1)	—	$—	—
2013 Equity Incentive Plan(2)	—	$—	13,579,448
Amended and Restated Employee Stock Purchase Plan(3)	—	$—	6,293,967
Equity compensation plans not approved by stockholders	—	$—
Total	—	$—	19,873,415

(1)As a result of our initial public offering and the adoption of our 2013 Plan, we no longer grant awards under the 2010 Plan.
(2)Our 2013 Plan provides that the number of shares of Class A Common Stock available for issuance under the 2013 Plan will automatically increase on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 6,200,000 shares, (ii) five percent (5%) of the outstanding shares of all classes of common stock of the company on the last day of the immediately preceding fiscal year, or (iii) such other amount determined by the board of directors no later than the last day of the immediately preceding fiscal year.
(3)Our Amended and Restated Employee Stock Purchase Plan (“ESPP”) provides that the number of shares of Class A Common Stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 1,250,000 shares, (ii) one percent (1%) of the outstanding shares of all classes of common stock of the company on the last day of the immediately preceding fiscal year, or (iii) such other amount as the board of directors may determine.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Directors, Executive Officers and Corporate Governance—Director

Compensation” and “Executive Compensation,” the following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which:
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

Other than as described above under this section titled “Certain Relationships and Related Transactions, and Director Independence,” since January 1, 2023, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Professional Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our Company by KPMG LLP for the years ended December 31, 2023 and 2022.

	2023 (1)	2022
Audit Fees (2)	$2,540,082	$2,529,626
Audit Related Fees (3)	100,000	250,000
All Other Fees (4)	434,500	110,500
Total Fees	$3,074,582	$2,890,126

(1)Amounts exclude certain Audit Fees and Audit Related Fees for professional services rendered by KPMG in the third and fourth quarters of 2023 that have not yet been billed to the Company, and the cost of which cannot be reasonably estimated by the Company at the time of this filing.
(2)“Audit Fees” consist of professional services rendered in connection with the audit of our annual financial statements, including audited financial statements, an audit of the effectiveness of our internal control over financial reporting, the review of our quarterly financial statements presented in our quarterly report on Form 10-Q, and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years, including statutory audits of RingCentral CH GmbH, RingCentral France SAS, and RingCentral Israel LTD, our wholly owned subsidiaries in Switzerland, France, and Israel, respectively.
(3) “Audit Related Fees” consist of professional services provided in connection with the preparation of certain registration statements and related securities offering matters.
(4) “All Other Fees” consist of a comfort letter in connection with the issuance of our 2030 Senior Notes and annual license fee for an accounting database subscription.

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

3.2
Certificate of Designations of the Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).

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

4.3
Indenture, dated September 15, 2020, between RingCentral, Inc. and U.S. Bank National Association. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2020, and incorporated herein by reference).

4.4
Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.3). (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2020, and incorporated herein by reference).

4.5
Indenture, dated as of August 16, 2023, among RingCentral, Inc., each of the guarantors party thereto and U.S. Bank Trust Company, National Association. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2023, and incorporated herein by reference).

4.6	Form of 8.500% Senior Note due 2030 (included in Exhibit 4.5). (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2023, and incorporated herein by reference).

4.7
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

10.16+
2023 Bonus Plan, Appendix A-2023. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023, and incorporated herein by reference).

10.17+
Amended and Restated Equity Acceleration Policy. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 7, 2023, and incorporated herein by reference).

10.18+
Change of Control and Severance Policy. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 8, 2023, and incorporated herein by reference).

10.19+
Offer Letter by and between the Registrant and Tarek A. Robbiati, dated July 31, 2023. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 8, 2023, and incorporated herein by reference).

10.20+
Separation Agreement and Release between the Registrant and Mo Katibeh dated August 7, 2023. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 8, 2023, and incorporated herein by reference).

10.21+	Separation Agreement and Release between the Registrant and Tarek Robbiati dated December 8, 2023.

10.22+
2022 NEO Equity Compensation Program Questions and Answers (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022, and incorporated herein by reference).

10.23+
2023 NEO Equity Compensation Program Questions and Answers (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, and incorporated herein by reference).

10.24
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

10.25
Commercial Lease Agreement, dated May 17, 2017, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

Exhibit Number	Description
10.26
First Amendment to Lease, dated May 7, 2018, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, and incorporated herein by reference).

10.27
Second Amendment to Lease, dated September 20, 2019, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020, and incorporated herein by reference).

10.28
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

10.29
Purchase Agreement, dated February 28, 2018, by and among the Registrant and Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

10.30	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).

10.31	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020, and incorporated herein by reference).

10.32	Form of Capped Call Confirmation. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 16, 2020, and incorporated herein by reference).

10.33
Registration Rights Agreement, effective as of November 9, 2021, by and between RingCentral, Inc. and Searchlight II MLN, L.P. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).

10.34
Registration Rights Agreement, effective as of November 9, 2021, by and between RingCentral, Inc. and Mitel US Holdings, Inc. (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).

10.35*
Credit Agreement, dated as of February 14, 2023, among RingCentral, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent. (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, and incorporated herein by reference).

10.36
First Amendment to Credit Agreement, dated as of August 15, 2023, among RingCentral, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 16, 2023, and incorporated herein by reference).

10.37
Second Amendment to Credit Agreement, dated as of November 2, 2023, among RingCentral, Inc., the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent and as collateral agent. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 8, 2023, and incorporated herein by reference).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_____________________________________________
+ Indicates a management or compensatory plan
* In accordance with Item 601(a)(5) of Regulation S-K, the exhibits and schedules to Exhibit 10.35 are not filed herewith. The agreement identifies such exhibits and schedules, including the subject matter of their content. We undertake to provide copies of such exhibits and schedules to the SEC upon request.
(b)Financial Statements. Our consolidated financial statements are included under Part II, Item 8 in this Annual Report on Form 10-K.
(c)Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

PART IV.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 22nd day of February 2024.

RINGCENTRAL, INC.

Date: February 22, 2024	/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2024	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer (Principal Financial Officer)

Date: February 22, 2024	/s/ Vaibhav Agarwal
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

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 22, 2024
Vladimir Shmunis	(Principal Executive Officer)

/s/ Sonalee Parekh	Chief Financial Officer	February 22, 2024
Sonalee Parekh	(Principal Financial Officer)

/s/ Vaibhav Agarwal	Chief Accounting Officer	February 22, 2024
Vaibhav Agarwal	(Principal Accounting Officer)

/s/ Robert Theis	Director	February 22, 2024
Robert Theis

/s/ Allan Thygesen	Director	February 22, 2024
Allan Thygesen

/s/ R. Neil Williams	Director	February 22, 2024
R. Neil Williams

/s/ Kenneth A. Goldman	Director	February 22, 2024
Kenneth A. Goldman

/s/ Mignon L. Clyburn	Director	February 22, 2024
Mignon L. Clyburn

/s/ Ned Segal	Director	February 22, 2024
Ned Segal