Form 10-K/A
period 2023-12-31
RingCentral, Inc.
filed 2024-04-24
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________
FORM 10-K/A
AMENDMENT NO. 1
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
As of February 12, 2024, there were 82,393,035 shares of Class A Common Stock and 9,924,538 shares of Class B Common Stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of RingCentral, Inc. (the “Company”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original Form 10-K”).
The Company is amending the disclosure included in Part II, Item 9A of the Original Form 10-K to include a clarifying statement of management’s conclusion that the Company maintained effective internal control over financial reporting as of December 31, 2023. The Company added the following statement, which was inadvertently omitted from the Original Form 10‑K:
“Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.”
Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10‑K. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Form 10-K. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.
Prior to the Original Form 10-K, the Company had conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023. Furthermore, as described in the “Report of Independent Registered Public Accounting Firm” on pages 77 and 78 of the Original Form 10-K, KPMG LLP, the Company’s independent registered public accounting firm, had also concluded that the Company had “maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.” In addition, the Company stated in the section titled “Risk Factors” on page 52 of the Original Form 10-K that “management concluded internal control over financial reporting was at a reasonable assurance level as of December 31, 2023.” Additionally, the Form 10-K certifications of the Company’s principal executive officer (Exhibit 31.1) and its principal financial officer (Exhibit 31.2) stated that they have “designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.”
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment No. 1, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.
PART II.
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
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 in this Annual Report on Form 10-K.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
Financial Statements
No financial statements are filed with this Amendment No. 1. The financial statements and notes thereto were included as part of the Original Form 10-K.
All schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.
EXHIBIT INDEX

Exhibit Number	Description
31.3	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as inline XBRL)
Item 16. Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 24th day of April 2024.

RINGCENTRAL, INC.

Date: April 24, 2024	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer (Principal Financial Officer)

Date: April 24, 2024	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)