Form 10-Q
period 2024-03-31
RingCentral, Inc.
filed 2024-05-07
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
20 Davis Drive
Belmont, California 94002
(Address of principal executive offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of May 1, 2024, there were 82,249,651 shares of Class A Common Stock issued and outstanding and 9,924,538 shares of Class B Common Stock issued and outstanding.

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
•our success in our target market segments;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$203,130	$222,195
Accounts receivable, net	371,357	364,438
Deferred and prepaid sales commission costs	184,816	184,620
Prepaid expenses and other current assets	71,728	77,396
Total current assets	831,031	848,649
Property and equipment, net	182,736	184,390
Operating lease right-of-use assets	39,615	42,989
Deferred and prepaid sales commission costs, non-current	381,175	395,724
Goodwill	66,903	67,370
Acquired intangibles, net	358,850	393,767
Other assets	12,793	12,024
Total assets	$1,873,103	$1,944,913
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$24,030	$53,295
Accrued liabilities	312,405	325,632
Current portion of long-term debt, net	180,923	20,000
Deferred revenue	246,690	233,619
Total current liabilities	764,048	632,546
Long-term debt, net	1,360,457	1,525,482
Operating lease liabilities	25,616	28,178
Other long-term liabilities	45,901	61,827
Total liabilities	2,196,022	2,248,033

Commitments and contingencies (Note 9)
Series A convertible preferred stock	199,449	199,449

Stockholders’ deficit
Common stock	9	9
Additional paid-in capital	1,210,366	1,204,781
Accumulated other comprehensive loss	(5,113)	(8,223)
Accumulated deficit	(1,727,630)	(1,699,136)
Total stockholders’ deficit	(522,368)	(502,569)
Total liabilities, temporary equity and stockholders’ deficit	$1,873,103	$1,944,913
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Subscriptions	$557,487	$508,294
Other	26,724	25,395
Total revenues	584,211	533,689
Cost of revenues
Subscriptions	143,650	136,425
Other	26,829	24,251
Total cost of revenues	170,479	160,676
Gross profit	413,732	373,013
Operating expenses
Research and development	80,528	85,241
Sales and marketing	272,730	260,212
General and administrative	71,373	82,091
Total operating expenses	424,631	427,544
Loss from operations	(10,899)	(54,531)
Other income (expense), net
Interest expense	(16,254)	(2,212)
Other income	1,944	5,429
Other income (expense), net	(14,310)	3,217
Loss before income taxes	(25,209)	(51,314)
Provision for income taxes	3,285	3,085
Net loss	$(28,494)	$(54,399)
Net loss per common share
Basic and diluted	$(0.31)	$(0.57)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	93,142	95,720
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(28,494)	$(54,399)
Other comprehensive income (loss)
Foreign currency translation adjustments	(3,241)	1,760
Unrealized gain on derivative instruments	6,351	—
Total other comprehensive income	3,110	1,760
Comprehensive loss	$(25,384)	$(52,639)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2023	93,467	$9	$1,204,781	$(8,223)	$(1,699,136)	$(502,569)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,765	—	(2,020)	—	—	(2,020)
Issuance of common stock in connection with strategic partnership arrangement	255	—	7,972	—	—	7,972
Repurchases of common stock	(2,364)	—	(80,635)	—	—	(80,635)
Share-based compensation	—	—	80,268	—	—	80,268
Other comprehensive income	—	—	—	3,110	—	3,110
Net loss	—	—	—	—	(28,494)	(28,494)
Balance as of March 31, 2024	93,123	$9	$1,210,366	$(5,113)	$(1,727,630)	$(522,368)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2022	95,385	$10	$1,059,880	$(8,781)	$(1,533,896)	$(482,787)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,108	—	(1,641)	—	—	(1,641)
Issuance of common stock in connection with strategic partnership arrangement	1,265	—	42,585	—	—	42,585
Repurchases of common stock	(2,160)	—	(74,776)	—	—	(74,776)
Share-based compensation	—	—	97,303	—	—	97,303
Other comprehensive income	—	—	—	1,760	—	1,760
Net loss	—	—	—	—	(54,399)	(54,399)
Balance as of March 31, 2023	95,598	$10	$1,123,351	$(7,021)	$(1,588,295)	$(471,955)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(28,494)	$(54,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,651	57,518
Share-based compensation	88,168	98,191
Unrealized loss on investments	—	1,646
Amortization of deferred and prepaid sales commission costs	38,599	32,211
Amortization of debt discount and issuance costs	1,003	1,119
Reduction of operating lease right-of-use assets	5,074	5,053
Provision for bad debt	1,562	2,732
Other	534	(175)
Changes in assets and liabilities:
Accounts receivable	(8,481)	(6,749)
Deferred and prepaid sales commission costs	(35,937)	(19,403)
Prepaid expenses and other assets	6,397	(10,289)
Accounts payable	(28,732)	(18,936)
Accrued and other liabilities	(9,935)	15,013
Deferred revenue	13,071	10,208
Operating lease liabilities	(3,386)	(5,207)
Net cash provided by operating activities	96,094	108,533
Cash flows from investing activities
Purchases of property and equipment	(6,133)	(8,723)
Capitalized internal-use software	(13,276)	(12,596)
Net cash used in investing activities	(19,409)	(21,319)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	—	95
Payments for taxes related to net share settlement of equity awards	(2,020)	(1,736)
Payments for repurchases of common stock	(80,468)	(74,501)
Payments for fees on long-term debt	(1,867)	(5,191)
Repayments of principal on long-term debt	(5,000)	—
Repayments for financing obligations	(1,224)	(1,393)
Payments for contingent consideration	(4,086)	—
Net cash used in financing activities	(94,665)	(82,726)
Effect of exchange rate changes	(1,085)	332
Net increase (decrease) in cash, cash equivalents, and restricted cash	(19,065)	4,820
Cash, cash equivalents, and restricted cash
Beginning of period	222,195	269,984
End of period	$203,130	$274,804
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$23,364	$63
Cash paid for income taxes, net of refunds	$4,895	$2,406
Non-cash investing and financing activities
Common stock issued in connection with strategic partnership arrangement	$7,972	$42,585
Equipment and capitalized internal-use software purchased and unpaid at period end	$3,328	$3,212
Acquisition of intangibles	$—	$3,629
Equipment acquired under financing obligations	$—	$2,997
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
Basis of Presentation and Consolidation
The Company’s unaudited condensed consolidated financial statements and accompanying notes reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2024. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, as amended on April 24, 2024.
The Company’s significant accounting policies are described in Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three months ended March 31, 2024.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, derivative instruments, provision for income taxes, uncertain tax positions, valuation of contingent consideration, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results may differ from these estimates.
Segment Information
The Company has determined the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.
Concentrations
As of March 31, 2024 and December 31, 2023, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. As of March 31, 2024 and December 31, 2023, approximately 94% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of March 31, 2024 and December 31, 2023.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions for three months ended March 31, 2024 and 2023, and no material amounts payable to or amounts receivable from related parties as of March 31, 2024 and December 31, 2023, respectively.
Asset Write-down Charges
Asset write-down charges consist of write-offs related to our assets, including deferred and prepaid sales commission. The Company performs periodic reviews to assess the recoverability of such assets, whenever events or changes in circumstances have occurred that could indicate the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying value of deferred commission asset exceeds the amount of consideration that the Company expects to receive in the future in exchange for goods or services to which the asset relates, less the costs that relate directly to providing those goods or services that have not yet been recognized.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended March 31,
	2024	2023
Primary geographical markets
North America	90%	91%
Others	10	9
Total revenues	100%	100%
The Company derived over 90% of subscription revenues from RingEX (formally RingCentral MVP) and RingCentral contact center solutions for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and 2023, RingCentral contact center solutions represented over 10% of total revenues.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred revenue
During the three months ended March 31, 2024, the Company recognized revenue of $140.8 million that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of March 31, 2024 that has not yet been recognized was approximately $2.5 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 52% of this balance over the next 12 months and 48% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $13.1 million and $10.2 million for the three months ended March 31, 2024 and 2023, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash	$92,836	$113,733
Money market funds	110,294	108,462
Total cash and cash equivalents	$203,130	$222,195
As of March 31, 2024 and December 31, 2023, $1.1 million in the cash balance above, respectively, represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$289,029	$280,544
Unbilled accounts receivable	97,815	96,366
Allowance for doubtful accounts	(15,487)	(12,472)
Accounts receivable, net	$371,357	$364,438
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$33,823	$32,440
Inventory	2,089	1,492
Other current assets	35,816	43,464
Total prepaid expenses and other current assets	$71,728	$77,396
Property and equipment, net consisted of the following (in thousands):

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2024	December 31, 2023
Computer hardware and software	$241,308	$238,802
Internal-use software development costs	270,581	255,649
Furniture and fixtures	9,143	8,964
Leasehold improvements	14,295	14,369
Total property and equipment, gross	535,327	517,784
Less: accumulated depreciation and amortization	(352,591)	(333,394)
Property and equipment, net	$182,736	$184,390
Total depreciation and amortization expense related to property and equipment was $21.7 million and $20.3 million for the three months ended March 31, 2024 and 2023, respectively.
A summary of activity of the Company’s carrying value of goodwill during the three months ended March 31, 2024 is presented in the following table (in thousands):

Balance as of December 31, 2023	$67,370
Foreign currency translation adjustments	(467)
Balance as of March 31, 2024	$66,903
The carrying values of intangible assets are as follows (in thousands):

		March 31, 2024			December 31, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2.3 years	$26,312	$22,112	$4,200	$26,506	$21,834	$4,672
Developed technology	2.6 years	803,905	449,255	354,650	826,077	436,982	389,095
Total acquired intangible assets		$830,217	$471,367	$358,850	$852,583	$458,816	$393,767
During the three months ended March 31, 2024, the Company retired $22.1 million of fully amortized developed technology.
Amortization expense from acquired intangible assets for the three months ended March 31, 2024 and 2023 was $34.9 million and $37.2 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2024 (remaining)	$104,474
2025	138,521
2026	115,448
2027	87
2028 onwards	320
Total estimated amortization expense	$358,850

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$48,342	$63,009
Accrued sales, use, and telecom related taxes	48,109	43,796
Accrued marketing and sales commissions	56,273	60,528
Operating lease liabilities, short-term	17,575	16,707
Other accrued expenses	142,106	141,592
Total accrued liabilities	$312,405	$325,632
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $38.6 million and $32.2 million for the three months ended March 31, 2024 and 2023, respectively. There was no impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
Supplier Financing Obligations
The Company has established financing arrangements with certain third-party financial institutions and participating suppliers to be repaid over different terms ranging up to five years. Some of these financing arrangements are collateralized against property and equipment. As of March 31, 2024 and December 31, 2023, the Company’s outstanding financing obligations related to such arrangements included in accrued liabilities and other long-term liabilities were $2.9 million and $4.2 million respectively.
Note 4. Fair Value of Financial Instruments
The Company measures and reports certain cash equivalents, including money market funds and certificates of deposit, derivative interest rate swap agreement, and contingent consideration at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
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
The financial instruments carried at fair value were determined using the following inputs (in thousands):

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value at March 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$110,294	$110,294	$—	$—
Other assets:
Interest rate swap derivatives	$4,373	$—	$4,373	$—
Other long-term liabilities:
Interest rate swap derivatives	$534	$—	$534	$—
Contingent consideration	$7,461	$—	$—	$7,461

	Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$108,462	$108,462	$—	$—
Other assets:
Interest rate swap derivatives	$3,505	$—	$3,505	$—
Other long-term liabilities:
Interest rate swap derivatives	$6,017	$—	$6,017	$—
Contingent consideration	$7,461	$—	$—	$7,461
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, accrued liabilities and other liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of March 31, 2024, the fair value of the 0% convertible notes due 2025 (the “2025 Convertible Notes”) was approximately $152.7 million, and the 0% convertible notes due 2026 (the “2026 Convertible Notes”) was approximately $551.2 million. The fair value for these convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of March 31, 2024, the carrying amount of the Term Loan was $385.0 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of March 31, 2024, the fair value of the 8.5% senior notes due 2030 (the “2030 Senior Notes”) was approximately $416.0 million. The fair value for the 2030 Senior Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Fair Value of Derivative Instruments
The Company’s interest rate swap derivative, which is considered as Level 2 in the fair value hierarchy, is valued using a discounted cash flow model that utilizes observable inputs including forward interest rate data at the measurement date.
Contingent Consideration
The contingent consideration as presented in the fair-value table above is related to the Company’s acquisition of Hopin in the third quarter of 2023, and represents the future potential earn-out payments based on the achievement of specified performance targets over multiple years, paid quarterly in cash. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation that includes significant unobservable inputs including the discount rate and projected revenues over the earn-out period. This contingent liability was classified as level 3 within the fair value hierarchy. There was no change in the estimated fair value of the contingent consideration during the three months ended March 31, 2024.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	March 31, 2024	December 31, 2023
2025 Convertible Notes	March 1, 2025	$161,326	$161,326
2026 Convertible Notes	March 15, 2026	609,065	609,065
Term Loan under Credit Agreement (1)	February 14, 2028	385,000	390,000
Revolving Credit Facility under Credit Agreement (2)	February 14, 2028	—	—
2030 Senior Notes	August 15, 2030	400,000	400,000
Total principal amount		1,555,391	1,560,391
Less: unamortized debt discount and issuance costs on long-term debt		(14,011)	(14,909)
Less: current portion of long-term debt, net (3)		(180,923)	(20,000)
Net carrying amount of long-term debt		$1,360,457	$1,525,482

(1)The Company has $75.0 million available for drawdown under the Term Loan as of March 31, 2024.
(2)The Company has $225.0 million available for borrowing under the Revolving Credit Facility as of March 31, 2024.
(3)The current portion of long-term debt, net as of March 31, 2024 relates to $160.9 million net carrying amount from the 2025 Convertible Notes, and $20.0 million of expected principal payments due on the Term Loan. The Term Loan requires quarterly principal payments equal to 1.25% of the original $400.0 million aggregate principal amount with balance due at maturity.
The following table sets forth the future minimum principal payments for long-term debt as of March 31, 2024 (in thousands):

	2025 Convertible Notes	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2024 remaining	$—	$—	$15,000	$—	$15,000
2025	161,326	—	20,000	—	181,326
2026	—	609,065	20,000	—	629,065
2027	—	—	20,000	—	20,000
2028 onwards	—	—	310,000	400,000	710,000
Total principal amount	$161,326	$609,065	$385,000	$400,000	$1,555,391
2030 Senior Notes
On August 16, 2023, the Company issued $400.0 million aggregate principal amount of the 2030 Senior Notes in a private offering. The total net proceeds from the debt offering, after deducting $5.5 million initial purchase discounts and $2.6 million debt issuance costs, were approximately $391.9 million. The 2030 Senior Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 8.5% per annum payable semi-annually in arrears on February 15th and August 15th of each year. The 2030 Senior Notes will mature on August 15, 2030, unless redeemed or repurchased earlier, and are subject to the terms and conditions set forth in the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”). As of March 31, 2024, the carrying value of the 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $392.5 million.
The 2030 Senior Notes are or will be, as applicable, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries that guarantee indebtedness of the Company under the Credit Agreement.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Senior Notes Indenture also requires compliance with certain covenants, including the ability to create certain liens on assets to secure debt, the ability to grant subsidiary guarantees of certain debt without also providing guarantees of the 2030 Senior Notes by such subsidiary and certain change of control transactions, events of default, and other customary provisions. As of March 31, 2024, the Company was in compliance with all covenants under the Senior Notes Indenture.
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
Debt issuance costs were capitalized in the Condensed Consolidated Balance Sheets and amortized as interest expense using the effective interest rate method over the term of the 2030 Senior Notes. The effective interest rate on the 2030 Senior Notes, which is calculated as the contractual interest rate adjusted for the debt discount and issuance costs was 8.9% as of March 31, 2024.
Credit Agreement
On February 14, 2023, the Company entered into a Credit Agreement with certain lenders from time to time party thereto. The Credit Agreement originally provided for a $200.0 million revolving loan facility (the “Revolving Credit Facility”), with a $25.0 million sub-limit for the issuance of letters of credit, and a $400.0 million delayed draw term loan facility (the “Term Loan”). On August 15, 2023, the Company entered into the first amendment to the Credit Agreement to increase the Revolving Credit Facility by $25.0 million to an aggregate principal amount of $225.0 million. On November 2, 2023, the Company entered into the second amendment to the Credit Agreement to increase the Term Loan by $75.0 million to an aggregate principal amount of $475.0 million (collectively, as amended, the “Credit Agreement”). The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. The proceeds of the loans under the remaining $75.0 million tranche of the Term Loan commitments may be used to repurchase a portion of the Company’s convertible notes and for working capital and general corporate purposes. The Revolving Credit Facility and the Term Loan commitments terminate, and all outstanding loans thereunder are due and payable, on February 14, 2028. The obligations under the Credit Agreement are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors. As of March 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.
In the second quarter of 2023, the Company fully drew down the then existing Term Loan of $400.0 million and the proceeds were used to repurchase a portion of the 2025 Convertible Notes, in accordance with the terms of the Credit Agreement. As of March 31, 2024, $75.0 million of Term Loan commitments remain available for draw until August 2, 2024. If on any date that is within 91 days prior to the final scheduled maturity date of any series of the Convertible Notes, such series of Convertible Notes is in an aggregate principal amount outstanding that exceeds an amount equal to 50% of last twelve months EBITDA, calculated as set forth in the Credit Agreement, the maturity date of both the Revolving Credit Facility and Term Loan shall automatically be modified to be such date.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Debt issuance costs capitalized in the Condensed Consolidated Balance Sheets in connection with the Credit Agreement are amortized primarily using the effective interest rate method over the term of the Credit Agreement. The effective interest rate on the Term Loan, which is calculated as the contractual interest rate adjusted for the debt discount and issuance costs, was 8.2% as of March 31, 2024. As of March 31, 2024, the carrying value of the Term Loan under Credit Agreement, net of unamortized debt discount and issuance costs, was $382.2 million.
Convertible Notes
In March 2020, the Company issued $1.0 billion aggregate principal amount of 0% convertible notes due 2025 in a private placement to qualified institutional buyers (the “2025 Convertible Notes” and together with the 2026 Convertible Notes, the “Convertible Notes”). The 2025 Convertible Notes will mature on March 1, 2025, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $986.5 million.
In September 2020, the Company issued $650.0 million aggregate principal amount of 0% convertible notes due 2026 in a private placement to qualified institutional buyers (the “2026 Convertible Notes”). The 2026 Convertible Notes will mature on March 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $640.2 million.
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
As of March 31, 2024, the carrying value of the 2025 Convertible Notes and 2026 Convertible Notes, net of unamortized debt issuance costs, was $160.9 million and $605.8 million, respectively.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Convertible Notes may convert all or a portion of their Convertible Notes regardless of these conditions. Pursuant to the terms of the respective Convertible Notes Indenture, effective January 1, 2022, the Company made an irrevocable election to settle the principal portion of the Convertible Notes only in cash, with the conversion premium to be settled in cash or shares.
During the three months ended March 31, 2024, the conditions allowing holders of the 2025 Convertible Notes and 2026 Convertible Notes to convert were not met. The Convertible Notes of either series may be convertible thereafter if one or more of the conversion conditions specified in the applicable Convertible Notes Indenture is satisfied during future measurement periods.
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
As of March 31, 2024, the Company was in compliance with all covenants under each of the Convertible Notes Indentures.
Capped Calls
In connection with the offering of the 2026 Convertible Notes, the Company entered into privately-negotiated capped call transactions with certain counterparties (the “Capped Calls”). The initial strike price of the 2026 Convertible Notes corresponds to the initial conversion price of the 2026 Convertible Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the 2026 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings; and hedging disruptions. The Capped Call transactions are recorded in stockholders’ deficit and are not accounted for as derivatives.
The following table below sets forth key terms and costs incurred for the outstanding Capped Calls:

2026 Convertible Notes
Initial approximate strike price per share, subject to certain adjustments	$424.03
Initial cap price per share, subject to certain adjustments	$556.10
Net cost incurred (in millions)	$41.8
Class A Common Stock covered, subject to anti-dilution adjustments (in millions)	1.5
Settlement commencement date	2/13/2025
Settlement expiration date	3/13/2025
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$14,958	$—
Amortization of debt discount and issuance costs	1,003	1,119
Total interest expense related to long-term debt	$15,961	$1,119

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Derivative Instruments
In May 2023, the Company entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with the Company’s variable rate borrowing program by paying quarterly a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement was effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. As of March 31, 2024, the interest rate swap agreement had a notional amount of $385.0 million.
The Company’s interest rate swap agreement is designated as a cash flow hedge under ASC 815, Derivatives and Hedging (“ASC 815”). These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the Company’s variable rate debt. The Company monitors the effectiveness of its hedges on a quarterly basis. The Company does not hold its interest rate swap agreement for trading or speculative purposes. The Company will recognize its interest rate derivative designated as a cash flow hedge on a gross basis as an asset and a liability at fair value in the Condensed Consolidated Balance Sheets. The unrealized gains and losses on the interest rate swap agreement are included in other comprehensive income (loss) and will be subsequently recognized in earnings within or against interest expense when the hedged interest payments are accrued.
As of March 31, 2024, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $4.4 million. During the three months ended March 31, 2024, the Company reclassified $1.5 million from accumulated other comprehensive loss to earnings as an offset and reduction to interest expense.
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
Note 8. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of March 31, 2024, non-cancelable leases expire on various dates between 2024 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2024 and December 31, 2023, the balance sheet components of leases were as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$39,615	$42,989

Accrued liabilities	$17,575	$16,707
Operating lease liabilities	25,616	28,178
Total operating lease liabilities	$43,191	$44,885

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The supplemental cash flow information related to operating leases for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$4,137	$5,711

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$1,958	$3,685
As of March 31, 2024, the Company has additional operating leases of approximately $1.2 million that have not yet commenced and as such, have not yet been recognized on the Company’s Condensed Consolidated Balance Sheets. These operating leases are expected to commence in the second quarter of 2024 with lease terms of up to 5 years.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Other Matter
On June 14, 2019, the Company filed suit in the Superior Court of California, County of Alameda, against Bright Pattern, Inc. and two of its officers, alleging that the defendants negotiated a potential acquisition of Bright Pattern by RingCentral fraudulently and in bad faith. The Company sought its costs incurred in negotiating under the Letter of Intent (“LOI”) that the parties entered into and damages for lost opportunity as a result of forgoing another acquisition opportunity, and attorneys’ fees and costs. On August 26, 2019, Bright Pattern filed a cross-complaint against the Company and two of its executive officers alleging breach of the LOI as well as tort claims arising from the Company’s allegedly inducing Bright Pattern to enter into the LOI and subsequent extensions while allegedly misstating the timeframe for the proposed transaction. As damages, Bright Pattern sought audit fees it allegedly incurred, a $5.0 million break-up fee, its alleged “cash burn” during the negotiations, and unspecified lost opportunity damages. The Company filed a demurrer to Bright Pattern’s amended cross-complaint, as well as a related motion to strike. On May 7, 2020, the court denied both the motion to strike and demurrer. On July 19, 2022, the parties filed a joint motion to stay the proceedings, which the court granted on July 20, 2022. On October 19, 2023, Bright Pattern moved to lift the stay. The parties entered into a settlement agreement and filed a Request for Dismissal with Prejudice, in which they agreed to dismiss the action, and all claims and counterclaims alleged therein, with prejudice. The court entered an order dismissing the action with prejudice on January 9, 2024.
Note 10. Stockholders’ Deficit
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
On November 1, 2023, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $100.0 million of the Company’s outstanding shares of Class A Common Stock, subject to certain limitations. On February 7, 2024, the Company’s board of directors authorized an additional $150.0 million of the Company’s outstanding shares of Class A Common Stock, subject to certain limitations. The authorization expires on December 31, 2024. As of March 31, 2024, approximately $154.7 million remained authorized and available under the Company’s share repurchase programs for future share repurchases.
On May 1, 2024, the Company’s board of directors further increased their authorization by $250 million, subject to certain limitations. This authorization does not expire. Refer to Note 15 – Subsequent Events in this Quarterly Report on Form 10-Q for additional information.
The following table summarizes the share repurchase activity of the Company’s Class A Common Stock for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	2,361	$80,347	2,160	$74,458
Amounts for excise tax withholdings and broker’s commissions	—	288	—	318
Total repurchases of common stock	2,361	$80,635	2,160	$74,776

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2024 and 2023, the Company reflected the applicable excise tax withholdings and broker’s commissions in additional paid in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued liabilities in the Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2024, the Company repurchased approximately 2.4 million of its shares of Class A Common Stock for $80.3 million, of which 115,008 of these shares for $4.0 million, which are reflected in the table above, settled in April 2024. During the three months ended March 31, 2024, the Company settled the repurchase of 117,706 shares of Class A Common Stock for $4.1 million that were pending from the prior quarter. The following table summarizes the number of shares of the Company’s Class A Common Stock repurchased and settled for the three months ended March 31, 2024 (in thousands):

Repurchases under share repurchase programs	2,361
Repurchases unsettled as of quarter end	(115)
Prior quarter repurchases settled in current quarter	118
Total repurchases of common stock settled	2,364
Note 11. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$8,033	$8,734
Research and development	19,242	23,205
Sales and marketing	33,915	36,735
General and administrative	26,978	29,517
Total share-based compensation expense	$88,168	$98,191
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Employee stock purchase plan rights (“ESPP”)	$1,731	$2,251
Performance stock units (“PSUs”)	7,001	569
Restricted stock units (“RSUs”)	79,436	95,371
Total share-based compensation expense	$88,168	$98,191
Equity Incentive Plans
As of March 31, 2024, a total of 18,131,313 shares remained available for grant under the Company’s Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of March 31, 2024, there was a total of $1.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
average vesting period of approximately 0.1 years. As of March 31, 2024, a total of 7,228,645 shares were available for issuance under the ESPP.
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of March 31, 2024, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	10,047	$52.47	$325,153
Granted	670	32.20
Released	(1,831)	59.60
Canceled/Forfeited	(547)	43.72
Outstanding as of March 31, 2024	8,339	$49.85	$289,692
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over four years.
As of March 31, 2024, there was a total of $325.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.5 years.
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
For the majority of the PSUs granted, the number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the achievement of the different performance and market conditions over the respective measurement period. The PSUs generally vest over a three-year period.
As of March 31, 2024, there was a total of $13.3 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 1.9 years.
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus and executive equity compensation plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions and in lieu of a portion of base salary. During the three months ended March 31, 2024, the Company issued 369,797 under these Plans. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of March 31, 2024 was approximately $4.1 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Income Taxes
The provision for income taxes was $3.3 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively.
Beginning in 2022, the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017 eliminated the option to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified.
Due to this required capitalization of research and development expenditures, the Company has recorded current U.S. income tax expense of $1.4 million for the quarter ended March 31, 2024. The current U.S. income tax provision is primarily for federal and state taxes currently payable that we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that certain net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2024 and December 31, 2023. The Company intends to maintain the full valuation allowance on the U.S. and certain foreign net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three months ended March 31, 2024, there were no material changes to the total amount of unrecognized tax benefits.
Note 13. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, ESPP, convertible notes, and convertible preferred stock, to the extent dilutive. For the three months ended March 31, 2024 and 2023, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(28,494)	$(54,399)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	93,142	95,720
Basic and diluted net loss per share	$(0.31)	$(0.57)

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2024	2023
Shares of common stock issuable under equity incentive plans outstanding	9,944	5,617
Shares of common stock related to convertible preferred stock	743	743
Potential common shares excluded from diluted net loss per share	10,687	6,360
Pursuant to the terms of the respective Convertible Notes Indentures, effective January 1, 2022, the Company made an irrevocable election to settle the principal portion of the Convertible Notes only in cash, with the conversion premium to be settled in cash or shares.
The Company calculates the potential dilutive effect of its Convertible Notes under the if-converted method. Under this method, only the amounts settled in excess of the principal will be considered in diluted earnings per share, in line with the terms of the Convertible Notes Indentures.
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
Note 14. Restructuring Activities
During the three months ended March 31, 2024, the Company incurred restructuring costs of $4.6 million in continuation of management’s headcount actions as part of the broader efforts to optimize the Company’s cost structure. The restructuring costs primarily consisted of severance payments, employee benefits and related costs. The Company expects to substantially complete these actions in 2024, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statement of Operations during the three months ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$561	$418
Research and development	1,450	1,434
Sales and marketing	2,162	2,599
General and administrative	409	424
Total restructuring costs	$4,582	$4,875
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2023	$3,191
Restructuring costs	4,582
Cash payments	(5,532)
Balance as of March 31, 2024	$2,241

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 15. Subsequent Events
Share Repurchase Program
On May 1, 2024, the Company's board of directors authorized a share repurchase program under which the Company may repurchase up to $250 million of the Company's outstanding shares of Class A Common Stock. Under the program, share repurchases may be made at the Company's discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization under this program does not expire.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024, as amended on April 24, 2024, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” included under Part II, Item 1A below.
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
Our cloud-based business communications and collaboration solutions are designed for ease of use and flexibility, enabling seamless user identity across multiple devices including smartphones, tablets, PCs, and desk phones. These solutions can be rapidly deployed, configured, and managed, making them ideal for the modern mobile and global enterprise workforce, far surpassing legacy on-premises systems in adaptability. Our solutions are location and device independent, with advanced capabilities that extend even to mobile and browser use cases. Through our open Application Programming Interface (“API”) platform and pre-built applications, RingCentral integrates with leading business applications and empowers customers and third-party developers to tailor their business workflows. Additionally, our RingSense AI platform enhances these offerings by providing automation and intelligent features, further simplifying user experience and boosting operational efficiency.
Our multi-product portfolio includes:
•RingEX (formally RingCentral MVP), an AI-driven Unified Communications as a Service (“UCaaS”) platform, which features an industry-leading cloud phone system, enhanced business SMS, efax, team messaging, and video meetings. It includes advanced telephony capabilities such as Interactive Voice Response (“IVR”), advanced call queues and management, along with the broadest set of telephony integrations as well as numerous APIs to create custom communication workflows. Additionally, the platform offers robust IT and business analytics, plus a comprehensive suite of cloud migration solutions like RingCentral Cloud Connector for simplified hybrid deployments;
•Contact Center as a Service (“CCaaS”), a set of cloud-based customer experience solutions that includes RingCentral Contact Center, and RingCX, a native omnichannel contact center with generative AI capabilities and conversation analytics launched in August 2023;
•RingCentral Video, our native video meeting solution with team messaging, whiteboarding that enables smart video meetings, rooms solutions (sold separately as RingCentral Rooms), and webinars (sold separately as RingCentral Webinars);
•RingCentral Events, launched in November 2023 following the acquisition of Hopin Events and Session Platforms, offers a comprehensive suite of features for hosting virtual, hybrid, and in-person events of all sizes from single-session gatherings to multi-day, multi-session conferences. It includes advanced personalization options and AI-driven capabilities to enhance attendee experience; and
•RingSense, announced in March 2023, is an AI platform for enhanced business communications and revenue intelligence that helps organizations unlock powerful insights from conversation data. RingSense for Sales, the first offering in this portfolio, analyzes interactions among salespeople and their prospects to surface key insights and performance measures, helping increase sales efficiency. RingSense AI is being infused across our entire portfolio with offerings such as RingSense AI for RingEX, RingSense AI for RingCX (Quality Management and Workforce Engagement Management), and AI capabilities included as part of RingCentral Events and Webinar.
Our portfolio of cloud-based offerings are subscription based and made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three months ended March 31, 2024 and 2023, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues are primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We use our direct inside sales force and indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Strategic partners who market and sell our RingEX or other solutions, including co-branded solutions.
•Global Service Providers including AT&T, TELUS, BT, Vodafone, DT, Optus, 1&1 Versatel and Ecotel in Germany, MCM in Mexico, Frontier, Charter Communications, Brightspeed and others.
Our revenue growth has primarily been driven by our flagship RingEX, RingCentral contact center solutions, and recurring license and other fees. Our revenue is derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. As of March 31, 2024, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three months ended March 31, 2024 and 2023, the vast majority of our total revenues were generated in the U.S. and Canada.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base, expand our indirect sales channels, continue to innovate, grow revenues from our existing customer base, expand our distribution channels, and scale internationally.
In 2023, pursuant to our approved reduction-in-force plan as part of broader efforts to optimize the Company's cost structure, we are actively implementing various measures to enhance operational efficiencies. These include disciplined spending, increased productivity, efficiency gains, and optimizing our go-to-market strategies.
Macroeconomic Conditions and Other Factors
We are subject to risks and exposures caused by the current macroeconomic environment. Macroeconomic factors include persistent inflation, higher interest rates, supply chain disruptions, decreased economic output, geopolitical conflict and fluctuations in currency exchange rates, all of which can cause uncertainty. The overall macroeconomic environment may affect buying behavior from larger customers that could have an adverse impact on our results. We are also seeing less upsell of additional RingEX (formally RingCentral MVP) services within our existing base as customers have slowed hiring and rationalized their employee counts. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2024 was $197.5 million. As such, our ARR at March 31, 2024 was $2.37 billion compared to $2.16 billion at March 31, 2023.

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
Our key business metrics for the five quarterly periods ended March 31, 2024 were as follows (dollars in billions, except percentages):

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.37	$2.33	$2.26	$2.22	$2.16

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues
Subscriptions	$557,487	$508,294
Other	26,724	25,395
Total revenues	584,211	533,689
Cost of revenues
Subscriptions	143,650	136,425
Other	26,829	24,251
Total cost of revenues	170,479	160,676
Gross profit	413,732	373,013
Operating expenses
Research and development	80,528	85,241
Sales and marketing	272,730	260,212
General and administrative	71,373	82,091
Total operating expenses	424,631	427,544
Loss from operations	(10,899)	(54,531)
Other income (expense), net
Interest expense	(16,254)	(2,212)
Other income	1,944	5,429
Other income (expense), net	(14,310)	3,217
Loss before income taxes	(25,209)	(51,314)
Provision for income taxes	3,285	3,085
Net loss	$(28,494)	$(54,399)

Percentage of Total Revenues*

	Three Months Ended March 31,
	2024	2023
Revenues
Subscriptions	95%	95%
Other	5	5
Total revenues	100	100
Cost of revenues
Subscriptions	25	26
Other	5	5
Total cost of revenues	29	30
Gross profit	71	70
Operating expenses
Research and development	14	16
Sales and marketing	47	49
General and administrative	12	15
Total operating expenses	73	80
Loss from operations	(2)	(10)
Other income (expense), net
Interest expense	(3)	—
Other income	—	1
Other income (expense), net	(2)	1
Loss before income taxes	(4)	(10)
Provision for income taxes	1	1
Net loss	(5)%	(10)%
* Percentages may not add up due to rounding.
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenues
Subscriptions	$557,487	$508,294	$49,193	10%
Other	26,724	25,395	1,329	5
Total revenues	$584,211	$533,689	$50,522	9%
Percentage of revenues
Subscriptions	95%	95%
Other	5	5
Total	100%	100%

Subscriptions revenue. Subscriptions revenue increased by $49.2 million, or 10%, for the three months ended March 31, 2024, as compared to the respective prior year period. The increase was primarily due to the acquisition of new customers, upsells of RingEX and additional offerings to our existing customer base, derived from sales through our direct and indirect sales channels, including resellers, distributors, and global service providers. Although we expect to continue to add new customers and increase the usage of our product for existing customers, we will monitor the impact of macroeconomic factors that could have an impact on customer buying behavior and demand, including contract duration, timing of customer purchases, churn, upsell and down-sell, renewals, payment terms, and credit card declines, all of which could cause variability in our revenue.
Other revenue. Other revenue increased by $1.3 million, or 5%, for the three months ended March 31, 2024, as compared to the respective prior year period, primarily due to higher device sales due to overall growth in business compared to the respective prior year period.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Cost of revenues
Subscriptions	$143,650	$136,425	$7,225	5%
Other	26,829	24,251	2,578	11
Total cost of revenues	$170,479	$160,676	$9,803	6%
Gross margins
Subscriptions	74%	73%
Other	—%	5%
Total gross margin %	71%	70%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $7.2 million, or 5%, for the three months ended March 31, 2024, as compared to the respective prior year period. The higher cost of subscription revenues was primarily due to an increase in third-party costs of $8.8 million to support our solution offerings and an increase in infrastructure support costs of $1.8 million, partially offset by $2.6 million decrease in the amortization of our intangible assets.
For the three months ended March 31, 2024, as compared to the respective prior year period, our subscription gross margin improved due to lower amortization of acquired intangible assets and higher subscription revenue.
We expect to continue investing in our infrastructure and capacity to improve the availability of our subscription offerings, supporting the growth of both our new and existing customers.
Other cost of revenues and gross margin. Cost of other revenues increased by $2.6 million, or 11%, for the three months ended March 31, 2024, as compared to the respective prior year period, primarily due to $1.8 million increase in personnel and contractor costs, as well as $1.3 million increase in costs associated with phones sales, partially offset by $0.9 million decrease in professional fees.
Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Research and development	$80,528	$85,241	$(4,713)	(6)%
Percentage of total revenues	14%	16%
Research and development expenses decreased by $4.7 million, or (6)%, for the three months ended March 31, 2024, as compared to the respective prior year period, primarily due to a $2.5 million reduction in personnel and contractor costs and $2.5 million decrease in professional fees. The overall reduction in personnel and contractor costs was primarily attributed to a reduction in headcount.

We believe that continued investment in our products is important for our future growth, and our research and development expenses may increase in absolute dollars, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Sales and marketing	$272,730	$260,212	$12,518	5%
Percentage of total revenues	47%	49%
Sales and marketing expenses increased by $12.5 million, or 5%, for the three months ended March 31, 2024, as compared to the respective prior year period, primarily due to an increase in third-party commissions of $10.9 million, amortization of deferred sales commission costs of $5.6 million, and increase in advertising and marketing costs of $2.0 million, partially offset by decrease in personnel and contractor costs of $7.1 million primarily attributable to reduction in headcount and share-based compensation driven by disciplined stock grants for new and existing employees.
We expect to incur incremental sales and marketing expenses to support our growth while driving cost efficiencies by further optimizing our go-to-market strategies.
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
General and administrative	$71,373	$82,091	$(10,718)	(13)%
Percentage of total revenues	12%	15%
General and administrative expenses decreased by $10.7 million, or (13)%, for the three months ended March 31, 2024, as compared to the respective prior year period, primarily due to a decrease in professional fees by $9.2 million and personnel and contractor costs by $2.0 million.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we re-align our hiring strategies and rationalize our discretionary spending.
Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Interest expense	$(16,254)	$(2,212)	$(14,042)	nm
Other income	1,944	5,429	(3,485)	nm
Other income (expense), net	$(14,310)	$3,217	$(17,527)	nm
*nm - not meaningful
Interest expense. Interest expense increased by $14.0 million for the three months ended March 31, 2024, as compared to the respective prior year period, primarily due to interest incurred under our Credit Agreement and 2030 Senior Notes.
Other income. Other income decreased by $3.5 million for the three months ended March 31, 2024, as compared to the respective prior year period, primarily due to a $4.5 million decline in strategic partner gains, partially offset by a reduction of $1.6 million in unrealized losses on our long-term investments.

Other income and expense, net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, and fluctuations in currency exchange rates in the current macroeconomic environment.
Net Loss
Net loss decreased by $25.9 million for the three months ended March 31, 2024, as compared to the respective prior year period, primarily driven by reduction in loss from operations partially offset by increase in other expenses, net.
Loss from operations decreased by $43.6 million for the three months ended March 31, 2024, as compared to the respective prior year period. The decrease in loss from operations was primarily due to higher subscription revenue and reduction in professional fees of $10.9 million and share-based compensation of $10.0 million driven by disciplined spending and lower stock grants for new and existing employees. The decrease in loss from operations is partially offset by $14.0 million increase in interest expense primarily due to interest incurred under our Credit Agreement and 2030 Senior Notes.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also have access to additional liquidity from our term loan and revolving credit facility. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $203.1 million and $222.2 million, respectively.
Our outstanding principal debt as of March 31, 2024 was comprised of $161.3 million from our 2025 Convertible Notes due on March 1, 2025, $609.1 million from our 2026 Convertible Notes due on March 15, 2026, $385.0 million under our Term Loan with due on February 14, 2028, as well as $400.0 million under our 2030 Senior Notes due on August 15, 2030. As of March 31, 2024, we have $75 million remaining under our delayed draw-down Term Loan and $225.0 million remaining under our Revolving Credit Facility. We may choose to utilize the remaining commitment under our Term Loan and a portion of any future free cash flows we may generate to address the remaining $161.3 million aggregate principal amount outstanding of our 2025 Convertible Notes. Refer to Note 5, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement, the 2030 Senior Notes and the Convertible Notes. We were in compliance with all debt covenants as of March 31, 2024.
In November 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $100.0 million of the Company’s outstanding shares of Class A Common Stock, subject to certain limitations. In February 2024, our board of directors authorized an additional $150.0 million of our outstanding shares of Class A Common Stock, subject to certain limitations. The authorization expires on December 31, 2024. During the three months ended March 31, 2024, we repurchased and settled approximately 2.4 million shares of our Class A Common Stock, by paying an aggregate amount of approximately $80.5 million. As of March 31, 2024, approximately $154.7 million remained authorized and available under our share repurchase programs for future share repurchases.
In May 2024, our board of directors further increased their authorization by $250 million, subject to certain limitations. The authorization does not expire. Refer to Note 10, Stockholders’ Deficit in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
    The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$96,094	$108,533
Net cash used in investing activities	(19,409)	(21,319)
Net cash used in financing activities	(94,665)	(82,726)
Effect of exchange rate changes	(1,085)	332
Net increase (decrease) in cash and cash equivalents	$(19,065)	$4,820
Net Cash Provided By Operating Activities
Cash provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $96.1 million for the three months ended March 31, 2024. The cash flow from operating activities was driven by timing of cash receipts from customers and global service providers, primarily offset by cash payments for personnel-related costs and payments to vendors along with interest payments on our debt obligations.
Net cash provided by operating activities for the three months ended March 31, 2024 decreased by $12.4 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections as well as interest payments on our debt obligations.
Net Cash Used In Investing Activities
Our primary investing activities have consisted of our capital expenditures and expenditures for internal-use software, and intellectual property assets.
Net cash used in investing activities was $19.4 million for the three months ended March 31, 2024, primarily due to capital expenditures including personnel-related costs associated with development of internal-use software of $13.3 million.
Net cash used in investing activities for the three months ended March 31, 2024 decreased by $1.9 million as compared to the respective prior year period. The decrease was primarily due to lower capital expenditures and costs associated with internal-use software development.
Net Cash Used In Financing Activities
Our primary use of cash in financing activities consisted of using our cash to repurchase Class A Common Stock as part of our share repurchase programs, making payments for debt service costs and debt repayments, paying for contingent consideration, paying taxes associated with our stock plans, and fulfilling our existing financing commitments.
Net cash used in financing activities was $94.7 million for the three months ended March 31, 2024, primarily due to payments of approximately $80.5 million to repurchase and retire approximately 2.4 million shares of our Class A Common Stock under our share repurchase program, $6.9 million for debt service costs and debt repayments, $4.1 million for contingent consideration, $2.0 million for taxes associated with our stock plans, and $1.2 million to fulfill our existing financing commitments.
Net cash used in financing activities for the three months ended March 31, 2024 increased by $11.9 million as compared to the respective prior year period, primarily due to higher payments of $6.0 million to repurchase and retire shares of our Class A Common Stock, $4.1 million for contingent consideration, as well as $1.7 million for debt service costs and debt repayments.
Non-GAAP Free Cash Flow
To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flow generated from our operations. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities adjusted for capitalized expenditures that include purchases of property and equipment and capitalized internal-use software. We believe information regarding free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations, and should be considered alongside our other GAAP-based financial liquidity performance measures, such as net cash provided by operating activities and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$96,094	$108,533
Capitalized expenditures	(19,409)	(21,319)
Non-GAAP free cash flow	$76,685	$87,214
Remaining Performance Obligations
We have generally signed new customer contracts with typical subscription term ranges from one month to five years. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute our remaining performance obligations. Until we meet our performance obligations, we do not recognize them as revenues in our condensed consolidated financial statements. Given the variability in our contract length, our remaining performance obligations exclude contracts with an original expected length of less than one year. We believe that our remaining performance obligation is not a reliable indicator of future revenues as it is influenced by several factors, including contract renewal timing, average contract terms and foreign currency exchange rates. We do not utilize remaining performance obligation as a key management metric internally.
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

Contractual Obligations and Commitments
Except as set forth below, and in Notes 3, 5, 8 and 9 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, derivative instruments, provision for income taxes, uncertain tax positions, valuation of contingent consideration, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results could differ from these estimates.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three months ended March 31, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of March 31, 2024, we had cash and cash equivalents of $203.1 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three months ended March 31, 2024, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of March 31, 2024, we had $161.3 million and $609.1 million outstanding from our 2025 Convertible Notes and 2026 Convertible Notes, respectively. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Convertible Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decrease in value.
As of March 31, 2024, we had no amounts outstanding under our Revolving Credit Facility and $385.0 million outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement will bear interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement was effective beginning June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. Our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of March 31, 2024, we had $400.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of our 2030 Senior Notes are exposed to interest rate risk. Generally, the fair values of the 2030 Senior Notes will increase as interest rates fall and decrease as interest rates rise.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Global economic conditions may harm our industry, business and results of operations, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing war between Israel and Hamas, any potential worsening or expansion of these wars, and relations between the United States and China.
•Our historically rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
•Our future operating results will rely in part upon the successful execution of our relationships with our strategic partners and global service providers, including Avaya, Amazon, Atos, ALE, Mitel (Unify), Charter Communications, Vodafone, DT, Optus, Brightspeed and other partners and resellers, some or all of which may not be successful.
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
•The AI technology and features incorporated into our solutions include new and evolving technologies that may present both legal and business risks.
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
We expect to continue to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth has slowed and in the future, revenues may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in customer demand or the growth of the markets in which we compete, in particular the UCaaS, CCaaS and SaaS markets, or if we fail for any reason to continue to capitalize on growth opportunities, including those related to our AI-based initiatives. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods, such as our previous write-down charges relating to our strategic partnership with Avaya. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
•our ability to generate and grow our non-GAAP free cash flow;
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing war between Israel and Hamas, any potential worsening or expansion of these wars, and U.S.-China relations.
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
We also have engineering operations located in Israel, which continues to be affected by the war between Israel and Hamas and related regional tension. This ongoing and evolving conflict, as well as the war between Russia and Ukraine, could create or heighten global security concerns, increase the risk of cyber-attacks, and have a lasting impact on regional and global economies, all of which could have a material adverse effect on our business, financial condition and results of operations.
Global economic conditions may harm our industry, business and results of operations, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing war between Israel and Hamas, any potential worsening or expansion of these wars, and relations between the United States and China.
We operate globally and, as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, lower consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability, changes in laws, instability in the banking and financial system, and trade barriers and sanctions. Recently, inflation and interest rates in the U.S. have risen to levels not seen in several years, which has increased and may continue to increase our operating costs. In addition, such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, any U.S. federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years such that we are generally unable to make corresponding increases in contract pricing, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers. Geopolitical conflicts, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing war between Israel and Hamas, any potential worsening or expansion of these wars, and U.S.-China relations, are heightening these risks.
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Bulgarian Lev, Chinese Yuan, Indian Rupee, Canadian Dollar, Australian Dollar, and Singapore Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. While we have limited currency exchange exposure to the Georgian, Israeli, and Philippine currencies, we expect exchange rates with respect to these and other currencies to continue to be more volatile than previously normal as a result of the ongoing armed conflict in Israel and other regions. Certain changes in exchange rates have and may continue to negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future.
Our historically rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
We have grown rapidly since 2009, when we introduced RingCentral MVP (now RingEX), our flagship product. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.
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
Our future operating results will rely in part upon the successful execution of our relationships with our strategic partners and global service providers, including Avaya, Amazon, Atos, ALE, Mitel (Unify), Charter Communications, Vodafone, DT, Optus, Brightspeed, and other partners and resellers, some or all of which may not be successful.
A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. Realizing the benefits of our partnerships, particularly our relationships with our strategic partners and global service providers, including Avaya, Atos, ALE, Mitel (Unify), Charter Communications, Vodafone, DT, Optus, and Brightspeed, will depend on a variety of factors, including our ability to work with our strategic partners to develop, market and sell our RingEX and co-branded solutions, such as Avaya Cloud Office by RingCentral (“ACO”), and our other offerings. Setting up and maintaining the operations and processes of these strategic relationships may cause us to incur significant costs and disrupt our business. The failure to successfully, effectively, and timely implement and operate our strategic relationships could harm our ability to realize the anticipated benefits of one or more of these partnerships and could adversely affect our results of operations. In addition, our ability to successfully operate our strategic partnerships relies on partner performance, which can be affected by financial conditions, insolvency, corporate restructures, divestiture, changes in management, changes in control, and other changes affecting our partners’ business operations.
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
In addition, we currently use and may in the future continue to use third-party service providers to deliver certain features of our subscriptions. For example, although we introduced our own video and web conferencing solution in April 2020 and have migrated many of our customers to RingCentral Video, there are still customers who continue to use Zoom Video Communications, Inc. for HD video and web conferencing and screen sharing features, Bandwidth.com for texting capabilities, and NICE inContact, Inc. for contact center capabilities. In the future, we may not continue to have long-term contracts with any or all of these third-party providers. In the same way, our customers may from time to time require that we resell them third-party software, hardware and services that we do not regularly offer. Therefore, in some instances, we are required to obtain these software, hardware and services from third-party providers. Any of these service providers could elect or attempt to stop providing us with access to their services or our contracts with these third-party providers may terminate, expire, or be breached. If any of these service providers ceases to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, the delay caused by qualifying and switching to another third-party service provider, if one is available, or building a proprietary replacement solution could have a material adverse effect on our business and results of operations. Furthermore, we are no longer offering or selling RingCentral Meetings to new customers and are instead offering our own RingCentral Video solution, and, in light of our settlement with Zoom, we believe that we will be able to migrate all or substantially all of our customers to RingCentral Video. Nevertheless, it is possible that not all existing customers will migrate to RingCentral Video. Therefore, our inability to offer and sell RingCentral Meetings, or to successfully transfer existing customers to our own solution, may cause some prospective customers not to purchase our services and/or existing customers not to renew their contracts for our services or to renew for a fewer number of seats.
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
We have implemented remote working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure, networks, and the information, including personally identifiable information, we process, including for example by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store company-controlled information outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home since the onset of the COVID-19 pandemic. We also allow a substantial number of our employees who are designated “remote” to primarily work from home, and “hybrid” to work from home several days per quarter, although we may change our work from home/return-to-office policy in the future. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware, other malware and phishing attacks, and we may remain responsible for unauthorized access to, loss, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain, even if the security measures used to protect such information comply with applicable laws, regulations and other actual or asserted obligations. Additionally, due to political uncertainty and military actions and related activities associated with the war between Russia and Ukraine and the war between Israel and Hamas, we and our vendors, business partners, and consultants are vulnerable to heightened risks of cyber-attacks from nation-state actors or their affiliated entities, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain (including our software supply chain), continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts, or those of our suppliers, will be successful.
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
Customer turnover, as well as reductions in the number of users or pricing tier(s) for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our services, including third-party services and products that we integrate or sell as separate items to our customers, the value proposition of our services, the customer support we provide, or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy. In addition, the impact of the global economic conditions, including concerns about heightened inflation and an associated economic downturn, and instability in the banking and financial system, could cause financial hardship for our customers, decrease technology spending, materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, cause our customers to seek a decrease in the number of users or solutions for which they subscribe, or impact our ability to collect, in a timely manner, monies due from the customer. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, or do not pay their subscription fees, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop more slowly than we anticipate, or develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice and video communications by businesses, as compared to email and other data-based methods, and future demand for and adoption of Internet voice and video communications systems and services. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. Currently, we derive a majority of our revenues from subscriptions to RingEX (formerly RingCentral MVP), and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. For example, we and our peers and competitors are investing more significantly in AI (including machine learning and large language models). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products, such as our AI-powered feature, RingSense, will enhance or be beneficial to our business, including our profitability. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
The introduction of new services by competitors, including those that incorporate AI and machine learning, or the development of entirely new technologies to replace existing offerings could make our solutions outdated, obsolete or adversely affect our business and results of operations. Announcements of future releases and new services and technologies by our competitors or us could cause customers to defer purchases of our existing subscriptions, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design, or marketing that could delay or prevent our development, introduction, or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects or bugs. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance, or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services or applications may require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new or enhanced services and applications on a timely and cost-effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition, and results of operations may be materially and adversely affected.
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
Further, the incorporation of AI-powered features into our solutions will subject us to new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. Intellectual property ownership and license rights, including copyright, surrounding AI technologies have not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we configure and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. It is possible that new laws and regulations will be adopted in the United States and in other countries, or that existing laws and regulations such as the European Union’s recently adopted AI Act (the “EU AI Act”) will be interpreted in ways that would affect the operation of our solution and the way in which we use AI. In addition, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.
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
The expansion of our international operations may expose us to significant risks.
We have significant operations directly or through third parties in many countries including the U.S., Canada, the U.K., China, the Philippines, Germany, Georgia, Bulgaria, Spain, Australia, India, and France. We also sell our solutions to customers in several countries in Europe, as well as in the Asia Pacific region, including Australia, India, Singapore and China and we may continue to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
•our ability to comply with different and evolving laws, rules, and regulations, including the European General Data Protection Regulation (the “GDPR”), and other data privacy and data protection laws, rules and regulations;
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
•political and economic instability created by the war between Russia and Ukraine and the war between Israel and Hamas and any potential worsening or expansion of these wars;
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
Our business strategy may, from time to time, include acquiring or investing in new or complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our investment in and partnerships with our strategic partners and global service providers such as Avaya, Atos, Amazon, Mitel (Unify), Vodafone, DT, Optus, Charter Communications, and Brightspeed. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
As of December 31, 2023, we had federal net operating loss carryforwards (“NOLs”) of $1.8 billion, of which $66.1 million are set to expire in 2037, while the remaining portion does not expire. Additionally, we have state net operating loss carryforwards of $1.3 billion that began to expire in 2024. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our reported financial condition and results of operations.
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
Any future global health crisis or pandemics could harm our business, financial condition and results of operations.
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
International Regulation
As we expand internationally, we may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws, regulations, taxes, and fees in the foreign countries where we offer our subscriptions. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations and go to market practices. European Union member states are currently implementing the new European Electronic Communications Code, including major modifications to the telecommunication laws and regulations in Germany, United Kingdom, and France. Updated regulations in Europe and in the United Kingdom require providers to perform assessments on the security and resilience of their networks as well as on the accuracy of their metering and billing systems. New guidelines in the United Kingdom and other European countries require providers to implement Know-Your-Customer vetting which may complicate and elongate the sales process. Local telecom regulatory restrictions in France limit our ability to sell numbers and other services in a wholesale motion to channel partners; other European countries have passed or are considering similar regulations. The recent EU Digital Service Act requires cloud and digital providers to adopt measures to prevent disinformation, increase transparency and improve protection for users of digital services in the EU. Internationally, we currently sell our subscriptions in Canada, the U.K., Australia, Singapore, Taiwan, India, and several European countries. We also offer our Global RingEX solution, enabling our multinational customers in locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, emergency call services, call authentication, and other laws and regulations in additional countries as we continue to expand our Global RingEX solution internationally. Further, for resellers in certain markets, we may be unable to effectively oversee and quality check certain reseller compliance processes, including those relating to customer verification and fraud mitigation. Any resultant improper or non-compliant use of our service offerings by customers of resellers could result in regulatory or contractual fines, penalties or damages, and could also adversely impact our ability to continue to provide services in impacted markets.
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
For example, the GDPR, which came into force in May 2018, strengthened existing data protection regulations in the EU. Its provisions include increasing the maximum level of fines that EU regulators may impose for the most serious of breaches to the greater of €20 million or 4% of worldwide annual turnover. National data protection supervisory authorities have been actively monitoring and sanctioning noncompliance with applicable regulations with particular focus on use of cookies without consent, behavioral profiling, protection of data relating to children, and breach of security. The authority to impose such fines is in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach that causes them to suffer harm and (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR. Other European countries have adopted omnibus privacy laws that are based on or similar to the GDPR or are updating their existing privacy laws to reflect GDPR standards, including Switzerland, the United Kingdom, and members of the European Economic Area (the “EEA”).
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
Outside of Europe, many other countries, including most countries where RingCentral either provides services or has employees, or both, have adopted or are considering adoption of data protection legislation based on the GDPR or its predecessor, the EU Data Protection Directive, including India, Australia, Brazil, Canada, China, Israel, Japan, New Zealand, Singapore, South Africa, and South Korea. Several of these countries, including Australia and Canada, are actively considering legislative proposals to enhance existing privacy regulation. Quebec’s Privacy Act, much of which came into effect in September 2023, imposes stringent new requirements for securing consent for personal data processing including via cookies, internal data governance, data transfers, use of personal data for marketing, and disclosure of automated processing. As implementation and enforcement of these existing and new laws and regulations progress, we could experience additional costs associated with increased compliance burdens and contractual obligations, be required to localize certain personal data, and/or be at risk for increased regulatory fines or damages.
In particular, the Data Security Law of China (“DSL”), which took effect on September 1, 2021, and the Personal Information Protection Law of China (“PIPL”), which took effect on November 1, 2021, implement comprehensive regulation of data and personal data processing activities across all industries. The DSL and PIPL apply not only to the processing of data within China, but also cross-border data transfers as well as certain activities outside of China that relate to data originating from China. Restrictions imposed by the DSL and PIPL, including strict data localization requirements applicable to certain types of personal data, and uncertainty regarding their application in practice may impact us, and we may be required to implement modifications to our policies and practices in an effort to comply with these laws.
In the U.S., there are numerous federal and state laws governing the privacy and security of personal information. In particular, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical, and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information by certain institutions. We act as a “Business Associate” through our relationships with certain customers and are thus directly subject to certain provisions of HIPAA. In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship and may also face regulatory liability. Recently, a number of states, including Washington, Connecticut, and Nevada, have adopted laws regulating the processing of consumer health data not regulated by HIPAA. We expect that these laws will cause us to incur additional costs related to compliance, in particular in handling consumer requests for access, deletion, and to exercise other rights. The Gramm-Leach-Bliley Act (“GLBA”) imposes obligations with respect to personal data that we process on behalf of financial institutions. The FTC, which enforces the GLBA in the context of non-bank financial institutions, adopted new breach notification rules in October 2023. Additionally, we are subject to FCC regulations imposing obligations related to our use and disclosure of certain data related to our interconnected VoIP service. If we experience a data security incident, we may be required by federal or state law or regulations to notify our customers and/or law enforcement. We may also be subject to enforcement actions if the FTC or state attorneys general have reason to believe we have engaged in unfair or deceptive privacy or data security practices. The FTC has also published an Advance Notice of Proposed Rulemaking seeking public comment on the need for new regulation of “commercial surveillance.”

While Congress is actively considering comprehensive federal privacy legislation, U.S. states have taken the lead. California, for example, has enacted and subsequently amended (pursuant to a ballot initiative known as the California Privacy Rights Act) the California Consumer Privacy Act (“CCPA”). Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Further, the Virginia Consumer Data Protection Act, a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states, came into effect on January 1, 2023. Over 30 other states have enacted or are considering similar laws. When in effect, all of these laws give consumers additional rights to control the collection, use, and sharing of personal data, including the right to opt-out of the sale or sharing of their data for marketing and, in many cases obligate require opt-in consent to process sensitive personal data. The right to opt-out of personal data processing may impact our marketing activities, particularly those that involve the use of third-party cookies on our websites. This may require that we implement specific contractual terms when we engage marketing entities to market our product and services and may limit our efforts to reach our target audience, as well as require us to implement opt-out icons on our websites. All of these new and evolving state laws, have created further uncertainty and may require us to enter into additional contractual terms with customers and vendors, modify our policies and practices, and otherwise incur additional costs and expenses, in our efforts to comply.
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
Legislators and regulators in the United States and elsewhere are increasingly focused on privacy protections for minors under 18 years of age. While RingCentral does not knowingly provide products or services directly to children under the age of 16, or knowingly collect or solicit personal information from or about children under the age of 16 outside of the school offering, recent state legislation will, when in effect, impose new obligations on online services where it is “reasonable to expect” that the service, product, or feature would be accessed by older teens, including, in some cases, 16 and 17 year old children. On September 15, 2022, California passed the California Age-Appropriate Design Code Act, which is currently subject to a judicial stay but could become enforceable as early as July 1, 2024. Similar legislation has been adopted or introduced in numerous states, including, for example, Connecticut, Colorado, Florida, Arkansas, and Texas. Congress is also actively considering legislation regulating the collection, use, and disclosure of personal information about minors. For example, the Kids Online Safety Act (“KOSA”) and amendments to the Children’s Online Privacy Protection Act (“COPPA 2.0”) would, if enacted, impose new obligations with respect to data collected from minors under 17 years of age. Both KOSA and COPPA 2.0 have been unanimously approved by the Senate Commerce Committee on two separate occasions, and more than sixty Senators have co-sponsored the most recent version of KOSA introduced earlier this year. The FCC recently announced the creation of a new Privacy and Data Protection Task Force to coordinate rulemaking and enforcement across the agency and may be contemplating the creation of new rules regarding processing of personal information about communications services subscribers. The National Telecommunications and Information Administration (NTIA) of the U.S. Department of Commerce announced on September 28, 2023, its plans to issue a Request for Comment on health, safety, and privacy concerns associated with the use of online platforms by minors. Outside of the United States, the U.K.’s Information Commissioner’s Office has published the Age Appropriate Design Code, which it uses to evaluate compliance with the U.K. GDPR. The U.K.’s Online Safety Bill, which received royal assent in October 2023, will regulate the design and operation of online platforms that provide “user to user” interactivity. Many of these new and evolving laws and regulations have required and will continue to require us to incur costs and expenses and will require us to incur additional costs and expenses, in our efforts to comply.
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
The EU AI Act, which has been approved by the European Parliament, will impose obligations on providers and users of artificial intelligence. Under the EU AI Act, fines can reach up to €30 million or 6% of global income. The EU AI Act may impact the development and adoption of our AI solutions in Europe. Other countries, including the U.S., are increasingly looking to regulate AI. For example, on October 30, 2023, the Biden Administration issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, and several AI bills have been introduced in Congress. Numerous states have established study commissions that could lead to regulation of AI at the state level, and the Federal Trade Commission, on November 21, 2023, adopted streamlined procedures for AI-related investigations. Other countries, including Brazil, China, and Israel, are contemplating laws regulating AI. As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state, or foreign agencies becomes more likely.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes over 455 issued patents, including patents acquired from strategic partnership transactions, which expire between 2024 and 2041. We also have 71 patent applications pending examination in the U.S. and 19 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
We use open source software in our platform on which our subscriptions operate. There is a risk that the owners of the copyrights in such software may claim that such licenses impose unanticipated conditions or restrictions on our ability to market or provide our subscriptions. If such owners prevail in such claim, we could be required to make the source code for our proprietary software (which contains our valuable trade secrets) generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our subscriptions, to re-engineer our technology, or to discontinue offering our subscriptions in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could cause us to discontinue our subscriptions, harm our reputation, result in customer losses or claims, increase our costs or otherwise materially and adversely affect our business and results of operations. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose our source code that incorporates or is a modification of such licensed software. While we use tools designed to help us monitor and comply with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract.

Risks Related to Our Indebtedness
Our Credit Agreement imposes operating and financial restrictions on us.
On February 14, 2023, we entered into a Credit Agreement, among the Company, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent, which was amended on August 15, 2023 and November 2, 2023 to add additional commitments to the credit facility (as amended, the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are guaranteed by certain of our material domestic subsidiaries, and secured by substantially all of our personal property and that of such subsidiary guarantors. The Credit Agreement provides for a $225.0 million revolving loan facility (the “Revolving Credit Facility”) and a $475.0 million delayed draw term loan facility (the “Term Loan”). As of March 31, 2024, we had no amounts outstanding under our Revolving Credit Facility, $385.0 million outstanding under our Term Loan, and $75.0 million of Term Loan commitments available for draw.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of March 31, 2024, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may elect to terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the Convertible Notes (as defined below). We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us. Refer to Note 5 – Long-Term Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Servicing our debt, including the Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay all of our indebtedness.
As of March 31, 2024, we had $161.3 million aggregate principal amount of our 0% convertible notes due 2025 (the “2025 Convertible Notes”) outstanding, $609.1 million aggregate principal amount of our 0% convertible notes due 2026 (the “2026 Convertible Notes” and, together with the 2025 Convertible Notes, the “Convertible Notes”) outstanding and $400.0 million aggregate principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes” and, together with the Convertible Notes, the “Notes”) outstanding. The 2025 Convertible Notes will mature on March 1, 2025, the 2026 Convertible Notes will mature on March 15, 2026, and the 2030 Senior Notes will mature on August 15, 2030. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, including up to $225.0 million under our existing Revolving Credit Facility, and up to $75.0 million of additional Term Loans. As of March 31, 2024, we had no amounts outstanding under our Revolving Credit Facility and $385.0 million outstanding under our Term Loan.

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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of March 31, 2024, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 54% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the Class B voting structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
On February 13, 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $175.0 million of our outstanding Class A Common Stock, subject to certain limitations. Subsequently, on each of May 16, 2023, November 1, 2023 and February 7, 2024, our board of directors authorized additional share repurchase programs under which we may repurchase up to an additional $125.0 million, $100.0 million, and $150 million, respectively, of our outstanding Class A Common Stock, also subject to certain limitations. We plan to fund repurchases under these programs from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Convertible Notes. Under the programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. During the three months ended March 31, 2024, we repurchased approximately $80.3 million of our Class A Common Stock under these programs. The timing and number of any future shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review the programs periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The programs could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. These programs may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in 2019, France introduced a digital services tax at a rate of 3% on revenues derived from digital activities in France, and other jurisdictions are proposing or could introduce similar laws in the future. In addition, the United States recently introduced a 1% excise tax on stock buybacks, which could increase the cost to us of implementing our share repurchase programs or repurchasing our Series A Preferred Stock, and a 15% alternative minimum tax on adjusted financial statement income. Many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. As an example, On October 8, 2021, the Organization for Economic Co-operation and Development (the “OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Framework”) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15% for large multinational companies. On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive and various countries have enacted or are in the process of enacting legislation on these rules. The Pillar Two legislative changes, when enacted by various countries in which we do business, are not anticipated to have a material impact on our tax liabilities. We will continue to monitor legislative and regulatory developments to assess potential impacts that Pillar Two rules may have on our business, operating results and financial condition. Any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.

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

Regulators', investors’ and other stakeholders’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from regulators, investors, customers and other stakeholders concerning environmental, social and governance matters (“ESG”). Regulators are driving legislation to bring consistency and transparency to ESG disclosures. Some investors may use these ESG performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
Our voluntary ESG and climate disclosures, as well as our reporting under related disclosure regulations, or a failure to meet evolving stakeholder expectations for ESG reporting and practices, may potentially harm our reputation and customer relationships or expose us to liability. Due to new regulatory standards and market standards, certain new or existing customers may impose stricter ESG guidelines or contractual language for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended March 31, 2024 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1) (3)
Balance as of December 31, 2023				85,036
January 1, 2024 to January 31, 2024	1,032,526	$33.46	1,032,526	50,654
Authorization of additional share repurchase program	—	$—	—	150,000
February 1, 2024 to February 29, 2024	183,170	$32.74	183,170	194,658
March 1, 2024 to March 31, 2024	1,145,506	$34.94	1,145,506	154,689
Balance as of March 31, 2024	2,361,202		2,361,202	154,689
(1)In November 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $100.0 million of the Company’s outstanding shares of Class A Common Stock, subject to certain limitations. In February 2024 our board of directors increased their authorization by $150.0 million, also subject to certain limitations. The authorization under these programs expires on December 31, 2024. In May 2024, our board of directors authorized an incremental $250 million share repurchase, subject to certain limitations. The authorization under this program does not expire. Refer to Note 10, Stockholders’ Deficit in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
(2)Average price per share excludes excise taxes and broker’s commissions.
(3)Amounts presented excludes excise taxes and broker’s commissions on share repurchases.
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On March 12, 2024, John Marlow, our Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 234,502 shares of Class A common stock. The number of shares that may be sold under the trading arrangement may also be increased by the number of shares of the company’s Class A common stock, if any (not yet determinable) that are awarded to Mr. Marlow under the company’s employee equity bonus and executive equity compensation plans. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2025 or earlier if all transactions under the trading arrangement are completed.

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

RingCentral, Inc.

Date: May 7, 2024	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2024	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)