Form 10-Q
period 2024-06-30
RingCentral, Inc.
filed 2024-08-07
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of July 25, 2024, there were 81,895,439 shares of Class A Common Stock issued and outstanding and 9,924,538 shares of Class B Common Stock issued and outstanding.

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
•our ability to scale to our desired goals, particularly the implementation of new processes and systems and increasing and on-boarding our workforce;
•the impact of competition in our industry and innovation by our competitors;
•our ability to anticipate and adapt to future changes in our industry;
•our ability to predict subscriptions revenues, formulate accurate financial projections, manage debt expense, and make strategic business decisions based on our analysis of market trends;
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
•maintaining and expanding our distribution channels, including our network of sales agents and resellers, our partners, and global service providers;
•our ability to sell, market, and support our solutions and services, domestically and internationally, and continue to sell and expand our business with enterprise customers and within our key vertical markets;
•our ability to realize increased purchasing leverage and economies of scale as we expand;
•the impact of seasonality on our business;
•the impact of any failure of our solutions or solution innovations, including our innovations relating to AI;
•our dependency on third-party vendors of hardware, software and services that we resell to our customers and our ability to effectively offer customers an alternate solution;
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
•our capital expenditure projections;
•our capital allocation plans, including expected allocations of cash and timing for any share repurchases, debt repayments, and other investments;
•our Credit Agreement, including both the Term Loan and the Revolving Credit Facility (each as defined below);
•our ability to comply with the operational and financial covenants in our debt agreements;
•the estimates and estimate methodologies used in preparing our condensed consolidated financial statements;
•the political environment and stability in the regions in which we or our subcontractors operate;
•the impact of economic downturns on us and our customers;
•our ability to defend our systems and our customer information from fraud, social engineering breaches, and cyber-attack;
•our ability to prevent the use of fraudulent payment methods for our solutions;
•our ability to retain key employees and to attract qualified personnel;
•our ability to successfully implement our plans for reductions in workforce or otherwise achieve our anticipated cost reductions; and
•the impact of foreign currencies on our non-U.S. business as we expand our business internationally.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$199,328	$222,195
Accounts receivable, net	369,995	364,438
Deferred and prepaid sales commission costs	186,429	184,620
Prepaid expenses and other current assets	72,158	77,396
Total current assets	827,910	848,649
Property and equipment, net	182,315	184,390
Operating lease right-of-use assets	45,172	42,989
Deferred and prepaid sales commission costs, non-current	366,911	395,724
Goodwill	74,414	67,370
Acquired intangibles, net	322,940	393,767
Other assets	12,152	12,024
Total assets	$1,831,814	$1,944,913
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$38,947	$53,295
Accrued liabilities	279,357	325,632
Current portion of long-term debt, net	181,033	20,000
Deferred revenue	262,105	233,619
Total current liabilities	761,442	632,546
Long-term debt, net	1,356,254	1,525,482
Operating lease liabilities	30,508	28,178
Other long-term liabilities	12,416	61,827
Total liabilities	2,160,620	2,248,033

Commitments and contingencies (Note 10)
Series A convertible preferred stock	199,449	199,449

Stockholders’ deficit
Common stock	9	9
Additional paid-in capital	1,219,172	1,204,781
Accumulated other comprehensive loss	(5,053)	(8,223)
Accumulated deficit	(1,742,383)	(1,699,136)
Total stockholders’ deficit	(528,255)	(502,569)
Total liabilities, temporary equity and stockholders’ deficit	$1,831,814	$1,944,913
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Subscriptions	$567,058	$513,632	$1,124,545	$1,021,926
Other	25,849	25,673	52,573	51,068
Total revenues	592,907	539,305	1,177,118	1,072,994
Cost of revenues
Subscriptions	148,107	136,067	291,757	272,492
Other	28,563	28,350	55,392	52,601
Total cost of revenues	176,670	164,417	347,149	325,093
Gross profit	416,237	374,888	829,969	747,901
Operating expenses
Research and development	79,750	80,280	160,278	165,521
Sales and marketing	269,487	264,443	542,217	524,655
General and administrative	72,359	75,227	143,732	157,318
Total operating expenses	421,596	419,950	846,227	847,494
Loss from operations	(5,359)	(45,062)	(16,258)	(99,593)
Other income (expense), net
Interest expense	(16,021)	(5,118)	(32,275)	(7,330)
Other income	9,803	35,651	11,747	41,080
Other income (expense), net	(6,218)	30,533	(20,528)	33,750
Loss before income taxes	(11,577)	(14,529)	(36,786)	(65,843)
Provision for income taxes	3,176	6,953	6,461	10,038
Net loss	$(14,753)	$(21,482)	$(43,247)	$(75,881)
Net loss per common share
Basic and diluted	$(0.16)	$(0.23)	$(0.47)	$(0.79)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	92,745	95,339	92,944	95,528
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(14,753)	$(21,482)	$(43,247)	$(75,881)
Other comprehensive income (loss)
Foreign currency translation adjustments	(812)	(1,570)	(4,053)	190
Unrealized gain on derivative instruments	872	3,394	7,223	3,394
Total other comprehensive income	60	1,824	3,170	3,584
Comprehensive loss	$(14,693)	$(19,658)	$(40,077)	$(72,297)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2023	93,467	$9	$1,204,781	$(8,223)	$(1,699,136)	$(502,569)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,765	—	(2,020)	—	—	(2,020)
Issuance of common stock in connection with strategic partnership arrangement	255	—	7,972	—	—	7,972
Repurchases of common stock	(2,364)	—	(80,635)	—	—	(80,635)
Share-based compensation	—	—	80,268	—	—	80,268
Other comprehensive income	—	—	—	3,110	—	3,110
Net loss	—	—	—	—	(28,494)	(28,494)
Balance as of March 31, 2024	93,123	9	1,210,366	(5,113)	(1,727,630)	(522,368)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,941	—	7,896	—	—	7,896
Repurchases of common stock	(2,534)	—	(78,854)	—	—	(78,854)
Share-based compensation	—	—	79,764	—	—	79,764
Other comprehensive income	—	—	—	60	—	60
Net loss	—	—	—	—	(14,753)	(14,753)
Balance as of June 30, 2024	92,530	$9	$1,219,172	$(5,053)	$(1,742,383)	$(528,255)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2022	95,385	$10	$1,059,880	$(8,781)	$(1,533,896)	$(482,787)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,108	—	(1,641)	—	—	(1,641)
Issuance of common stock in connection with strategic partnership arrangement	1,265	—	42,585	—	—	42,585
Repurchases of common stock	(2,160)	—	(74,776)	—	—	(74,776)
Share-based compensation	—	—	97,303	—	—	97,303
Other comprehensive income	—	—	—	1,760	—	1,760
Net loss	—	—	—	—	(54,399)	(54,399)
Balance as of March 31, 2023	95,598	10	1,123,351	(7,021)	(1,588,295)	(471,955)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,978	—	8,542	—	—	8,542
Issuance of common stock in connection with strategic partnership arrangement	428	—	12,429	—	—	12,429
Repurchases of common stock	(3,320)	(1)	(100,505)	—	—	(100,506)
Share-based compensation	—	—	99,307	—	—	99,307
Other comprehensive income	—	—	—	1,824	—	1,824
Net loss	—	—	—	—	(21,482)	(21,482)
Balance as of June 30, 2023	94,684	$9	$1,143,124	$(5,197)	$(1,609,777)	$(471,841)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(43,247)	$(75,881)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112,974	115,556
Share-based compensation	174,948	202,851
Unrealized loss on investments	—	1,646
Amortization of deferred and prepaid sales commission costs	79,098	65,160
Amortization of debt discount and issuance costs	2,014	2,398
Gain on early extinguishment of debt	—	(31,107)
Reduction of operating lease right-of-use assets	10,153	10,175
Provision for bad debt	2,928	4,940
Other	(7,008)	(1,632)
Changes in assets and liabilities:
Accounts receivable	(8,485)	(15,813)
Deferred and prepaid sales commission costs	(72,683)	(62,153)
Prepaid expenses and other assets	6,708	(2,773)
Accounts payable	(13,861)	(38,890)
Accrued and other liabilities	(31,131)	17,459
Deferred revenue	19,815	17,486
Operating lease liabilities	(9,048)	(10,198)
Net cash provided by operating activities	223,175	199,224
Cash flows from investing activities
Purchases of property and equipment	(11,186)	(13,160)
Capitalized internal-use software	(26,515)	(25,964)
Cash paid for business combination, net of cash acquired	(26,291)	—
Net cash used in investing activities	(63,992)	(39,124)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	10,000	10,887
Payments for taxes related to net share settlement of equity awards	(4,124)	(3,986)
Payments for repurchases of common stock	(162,006)	(174,570)
Proceeds from issuance of long-term debt, net of issuance costs	—	394,394
Payments for the repurchase of convertible notes	—	(427,304)
Payments for fees on long-term debt	(2,152)	—
Repayments of principal on long-term debt	(10,000)	—
Repayments for financing obligations	(2,244)	(3,291)
Payments for contingent consideration	(10,345)	(973)
Net cash used in financing activities	(180,871)	(204,843)
Effect of exchange rate changes	(1,179)	110
Net decrease in cash, cash equivalents, and restricted cash	(22,867)	(44,633)
Cash, cash equivalents, and restricted cash
Beginning of period	222,195	269,984
End of period	$199,328	$225,351
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$31,054	$3,429
Cash paid for income taxes, net of refunds	$11,552	$7,654
Non-cash investing and financing activities
Common stock issued in connection with strategic partnership arrangement	$7,972	$55,014
Equipment and capitalized internal-use software purchased and unpaid at period end	$4,680	$3,452
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
RingCentral, Inc. (the “Company”) is a leading provider of AI-driven cloud business communications, contact center, video, and hybrid event solutions. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.
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
The Company’s significant accounting policies are described in Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and six months ended June 30, 2024.
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
Concentrations
As of June 30, 2024 and December 31, 2023, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of June 30, 2024 and December 31, 2023, approximately 93% and 94% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of June 30, 2024 and December 31, 2023.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions for the three and six months ended June 30, 2024 and 2023, and no material amounts payable to or amounts receivable from related parties as of June 30, 2024 and December 31, 2023.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.
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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Primary geographical markets
North America	90%	90%	90%	90%
Others	10	10	10	10
Total revenues	100%	100%	100%	100%
The Company derived over 90% of subscription revenues from RingEX (formerly RingCentral MVP) and RingCentral contact center solutions for the three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024 and 2023, RingCentral contact center solutions represented over 10% of total revenues.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred revenue
During the three and six months ended June 30, 2024, the Company recognized revenue of $47.3 million and $188.1 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of June 30, 2024 that has not yet been recognized was approximately $2.6 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 52% of this balance over the next 12 months and 48% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $12.6 million and $11.5 million for the three months ended June 30, 2024 and 2023, respectively, and $25.7 million and $21.8 million for the six months ended June 30, 2024 and 2023, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash	$87,600	$113,733
Money market funds	111,728	108,462
Total cash and cash equivalents	$199,328	$222,195
As of June 30, 2024 and December 31, 2023, $1.2 million and $1.1 million in the cash balance above, respectively, represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$280,553	$280,544
Unbilled accounts receivable	104,597	96,366
Allowance for doubtful accounts	(15,155)	(12,472)
Accounts receivable, net	$369,995	$364,438
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$40,408	$32,440
Inventory	1,908	1,492
Other current assets	29,842	43,464
Total prepaid expenses and other current assets	$72,158	$77,396

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer hardware and software	$245,287	$238,802
Internal-use software development costs	285,447	255,649
Furniture and fixtures	9,732	8,964
Leasehold improvements	14,278	14,369
Total property and equipment, gross	554,744	517,784
Less: accumulated depreciation and amortization	(372,429)	(333,394)
Property and equipment, net	$182,315	$184,390
Total depreciation and amortization expense related to property and equipment was $21.6 million and $20.5 million for the three months ended June 30, 2024 and 2023, respectively, and $43.3 million and $40.8 million for the six months ended June 30, 2024 and 2023, respectively.
A summary of activity of the Company’s carrying value of goodwill during the six months ended June 30, 2024 is presented in the following table (in thousands):

Balance as of December 31, 2023	$67,370
Acquisitions (Note 8)	7,662
Foreign currency translation adjustments	(618)
Balance as of June 30, 2024	$74,414
The carrying values of intangible assets are as follows (in thousands):

		June 30, 2024			December 31, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	4.5 years	$51,550	$22,641	$28,909	$26,506	$21,834	$4,672
Developed technology	2.3 years	777,396	483,365	294,031	826,077	436,982	389,095
Total acquired intangible assets		$828,946	$506,006	$322,940	$852,583	$458,816	$393,767
During the six months ended June 30, 2024, the Company recognized a gross reduction of $50.6 million related to its developed technology assets. This reduction included $28.5 million due to an amended agreement with a strategic partner and $22.1 million attributed to the retirement of fully amortized developed technology. See Note 5 - Strategic Partnerships, for additional information regarding our amended agreement with a strategic partner.
Amortization expense from acquired intangible assets for the three months ended June 30, 2024 and 2023 was $34.7 million and $37.5 million, respectively, and $69.6 million and $74.7 million for the six months ended June 30, 2024 and 2023, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2024 (remaining)	$66,730
2025	132,793
2026	110,502
2027	5,147
2028 onwards	7,768
Total estimated amortization expense	$322,940
Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$48,697	$63,009
Accrued sales, use, and telecom related taxes	46,915	43,796
Accrued marketing and sales commissions	33,555	60,528
Operating lease liabilities, short-term	17,656	16,707
Other accrued expenses	132,534	141,592
Total accrued liabilities	$279,357	$325,632
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $40.5 million and $32.9 million for the three months ended June 30, 2024 and 2023, respectively, and $79.1 million and $65.2 million for the six months ended June 30, 2024 and 2023, respectively. There was no asset write-off or impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
Supplier Financing Obligations
The Company has established financing arrangements with certain third-party financial institutions and participating suppliers to be repaid over different terms ranging up to five years. Some of these financing arrangements are collateralized against property and equipment. As of June 30, 2024 and December 31, 2023, the Company’s outstanding financing obligations related to such arrangements included in accrued liabilities and other long-term liabilities were $2.4 million and $4.2 million respectively.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The financial instruments carried at fair value were determined using the following inputs (in thousands):

	Fair Value at June 30, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$111,728	$111,728	$—	$—
Other assets:
Interest rate swap derivatives	$4,711	$—	$4,711	$—
Other long-term liabilities:
Contingent consideration	$7,461	$—	$—	$7,461

	Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$108,462	$108,462	$—	$—
Other assets:
Interest rate swap derivatives	$3,505	$—	$3,505	$—
Other long-term liabilities:
Interest rate swap derivatives	$6,017	$—	$6,017	$—
Contingent consideration	$7,461	$—	$—	$7,461
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, accrued liabilities and other liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of June 30, 2024, the fair value of the 0% convertible notes due 2025 (the “2025 Convertible Notes”) was approximately $154.7 million, and the 0% convertible notes due 2026 (the “2026 Convertible Notes”) was approximately $551.2 million. The fair value for these convertible notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of June 30, 2024, the carrying amount of the Term Loan was $380.0 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of June 30, 2024, the fair value of the 8.5% senior notes due 2030 (the “2030 Senior Notes”) was approximately $417.6 million. The fair value for the 2030 Senior Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Fair Value of Derivative Instruments
The Company’s interest rate swap derivative, which is considered as Level 2 in the fair value hierarchy, is valued using a discounted cash flow model that utilizes observable inputs including forward interest rate data at the measurement date.
Contingent Consideration
The contingent consideration as presented in the fair-value table above is related to the Company’s acquisition of Hopin in the third quarter of 2023, and represents the future potential earn-out payments based on the achievement of specified performance targets over multiple years, paid quarterly in cash. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation that includes significant unobservable inputs including the discount rate and projected revenues over the earn-out period. This contingent liability was classified as level 3 within the fair value hierarchy. There was no change in the estimated fair value of the contingent consideration during the three and six months ended June 30, 2024.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Strategic Partnerships
During the second quarter of 2024, the Company and Mitel amended certain terms of their prior strategic arrangement, pursuant to which Mitel became a non-exclusive partner of the Company. In connection with the transaction, there was a release of $28.5 million of unpaid contingent consideration, which was recorded as a reduction to the developed technology intangible assets. The Company also recorded a gain of $7.7 million in other income in the Condensed Consolidated Statements of Operations, pursuant to an amended agreement with one of its strategic partners.
Note 6. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	June 30, 2024	December 31, 2023
2025 Convertible Notes	March 1, 2025	$161,326	$161,326
2026 Convertible Notes	March 15, 2026	609,065	609,065
Term Loan under Credit Agreement (1)	February 14, 2028	380,000	390,000
Revolving Credit Facility under Credit Agreement (2)	February 14, 2028	—	—
2030 Senior Notes	August 15, 2030	400,000	400,000
Total principal amount		1,550,391	1,560,391
Less: unamortized debt discount and issuance costs on long-term debt		(13,104)	(14,909)
Less: current portion of long-term debt, net (3)		(181,033)	(20,000)
Net carrying amount of long-term debt		$1,356,254	$1,525,482

(1)The Company has $75.0 million available for drawdown under the Term Loan as of June 30, 2024.
(2)The Company has $225.0 million available for borrowing under the Revolving Credit Facility as of June 30, 2024.
(3)The current portion of long-term debt, net as of June 30, 2024 relates to $161.0 million net carrying amount from the 2025 Convertible Notes, and $20.0 million of expected principal payments due on the Term Loan. The Term Loan requires quarterly principal payments equal to 1.25% of the original $400.0 million aggregate principal amount with balance due at maturity.
The following table sets forth the future minimum principal payments for long-term debt as of June 30, 2024 (in thousands):

	2025 Convertible Notes	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2024 remaining	$—	$—	$10,000	$—	$10,000
2025	161,326	—	20,000	—	181,326
2026	—	609,065	20,000	—	629,065
2027	—	—	20,000	—	20,000
2028 onwards	—	—	310,000	400,000	710,000
Total principal amount	$161,326	$609,065	$380,000	$400,000	$1,550,391
2030 Senior Notes
In August 2023, the Company issued $400.0 million aggregate principal amount of 8.5% senior unsecured notes due 2030 (the "2030 Senior Notes") in a private offering. The net proceeds were approximately $391.9 million. The 2030 Senior Notes are guaranteed by the Company's domestic subsidiaries and are subject to certain covenants and redemption provisions outlined in the indenture. As of June 30, 2024, the carrying value of the 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $392.7 million, and the Company was in compliance with all covenants under the indenture. The effective interest rate on the 2030 Senior Notes was 8.9% as of June 30, 2024.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Credit Agreement
In February 2023, the Company entered into a credit agreement with certain lenders, providing for a $200.0 million revolving credit facility (the “Revolving Credit Facility”) and a $400.0 million term loan (the “Term Loan”). The credit facilities were subsequently amended to increase the Revolving Credit Facility to $225.0 million and the Term Loan to $475.0 million (collectively, as amended, the “Credit Agreement”). The proceeds from the Revolving Credit Facility can be used for working capital and general corporate purposes, while the remaining $75.0 million tranche of the Term Loan can be used to repurchase a portion of the Company’s convertible notes and for working capital and general corporate purposes. The credit facilities mature on February 14, 2028, and are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors. In the second quarter of 2023, the Company drew down the initial $400.0 million Term Loan to repurchase a portion of the 2025 Convertible Notes. As of June 30, 2024, $75.0 million of the Term Loan remained available for draw until August 2, 2024. On August 2, 2024, the Company entered into the Third Amendment to its Credit Agreement to extend the draw down of this $75.0 million tranche from August 2, 2024 to May 2, 2025.
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
As of June 30, 2024, the carrying value of the 2028 Term Loan, net of unamortized debt discount and issuance costs, was $377.4 million, and the Company was in compliance with all covenants under the Credit Agreement. The effective interest rate on the 2030 Senior Notes was 8.1% as of June 30, 2024.
Convertible Notes
In March 2020, the Company issued $1.0 billion of 0% convertible notes due 2025 (the “2025 Convertible Notes”), and in September 2020, it issued $650.0 million of 0% convertible notes due 2026 (the “2026 Convertible Notes” and together with the 2025 Convertible Notes, the “Convertible Notes”). The Convertible Notes are senior, unsecured obligations that do not bear regular interest and the principal amount of the Convertible Notes does not accrete. As of June 30, 2024, the carrying values of the 2025 and 2026 Convertible Notes, net of unamortized debt issuance costs, were $161.0 million and $606.2 million, respectively, and the Company was in compliance with all covenants under each of the Convertible Notes indentures.
Other Terms of the Convertible Notes

	2025 Convertible Notes	2026 Convertible Notes
$1,000 principal amount initially convertible into number of the Company’s Class A Common Stock, par value $0.0001	2.7745 shares	2.3583 shares
Equivalent initial approximate conversion price per share	$360.43	$424.03
During the three and six months ended June 30, 2024, the conditions allowing holders of the 2025 Convertible Notes and 2026 Convertible Notes to convert were not met. The Convertible Notes of either series may be convertible thereafter if one or more of the conversion conditions specified in the applicable indentures governing our Convertible Notes (the “Convertible Notes Indentures”) is satisfied during future measurement periods.

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
The following table below sets forth key terms and costs incurred for the outstanding Capped Calls:

2026 Convertible Notes
Initial approximate strike price per share, subject to certain adjustments	$424.03
Initial cap price per share, subject to certain adjustments	$556.10
Net cost incurred (in millions)	$41.8
Class A Common Stock covered, subject to anti-dilution adjustments (in millions)	1.5
Settlement commencement date	2/13/2025
Settlement expiration date	3/13/2025
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$14,718	$3,286	$29,676	$3,286
Amortization of debt discount and issuance costs	1,011	1,279	2,014	2,398
Total interest expense related to long-term debt	$15,729	$4,565	$31,690	$5,684

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Derivative Instruments
In May 2023, the Company entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with the Company’s variable rate borrowing program by paying quarterly a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement was effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. As of June 30, 2024, the interest rate swap agreement had a notional amount of $380.0 million.
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
As of June 30, 2024, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $4.3 million. During the three and six months ended June 30, 2024, the Company reclassified $1.5 million and $3.0 million, respectively, from accumulated other comprehensive loss to earnings as an offset and reduction to interest expense.
Note 8. Business Combinations
On June 21, 2024, the Company acquired certain customer relationships, intellectual property assets, and supporting operations and personnel for Mitel’s MiCloud Connect & Sky UCaaS offerings for a cash consideration of $26.3 million. The transaction was accounted for as a business combination.
The preliminary purchase price was allocated based on the estimated fair value of the acquired customer relationships and developed technology intangible assets of $25.3 million and $2.0 million, respectively, net acquired liabilities of $8.7 million, and goodwill of $7.7 million. The amortizable intangible assets have a weighted-average useful life of approximately five years. The goodwill recognized is attributable primarily to the assembled workforce and synergies.
Transaction costs related to the acquisition of $4.1 million were expensed as incurred as general and administrative expenses. The Company included the results of operations from the acquisition date, which were not material, in the condensed consolidated financial statements.
Note 9. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2024, non-cancelable leases expire on various dates between 2024 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2024 and December 31, 2023, the balance sheet components of leases were as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$45,172	$42,989

Accrued liabilities	$17,656	$16,707
Operating lease liabilities	30,508	28,178
Total operating lease liabilities	$48,164	$44,885

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The supplemental cash flow information related to operating leases for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$10,524	$11,197

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$12,642	$6,089
As of June 30, 2024, the Company has additional operating leases of approximately $1.1 million that have not yet commenced and as such, have not yet been recognized on the Company’s Condensed Consolidated Balance Sheets. These operating leases are expected to commence in the third quarter of 2024 with lease terms of up to three years.
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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed a demurrer to the amended complaint on October 18, 2021, and a motion for judgment on the pleadings on January 23, 2023. The Court overruled the Company’s demurrer and motion for judgment on the pleadings, and the parties are now engaged in discovery. The Company filed a motion for summary judgment (“MSJ”) on February 16, 2024. An evidentiary hearing was held on August 2, 2024 and a hearing on the MSJ is scheduled for August 23, 2024. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company has and expects to continue to vigorously defend against this lawsuit.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Stockholders’ Deficit
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
The following table summarizes the share repurchase activity of the Company’s Class A Common Stock for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024		2023
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	2,463	$78,738	3,320	$100,003
Amounts for excise tax withholdings and broker’s commissions	—	116	—	502
Total repurchases of common stock	2,463	$78,854	3,320	$100,505
The following table summarizes the share repurchase activity of the Company’s Class A Common Stock for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024		2023
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	4,824	$159,085	5,480	$174,461
Amounts for excise tax withholdings and broker’s commissions	—	404	—	820
Total repurchases of common stock	4,824	159,489	5,480	175,281
As of June 30, 2024, approximately $326.0 million remained authorized and available under the Company’s share repurchase programs for future share repurchases. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three and six months ended June 30, 2024 and 2023, the Company reflected the applicable excise tax withholdings and broker’s commissions in additional paid in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued liabilities in the Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2024, the Company paid $162.0 million that included $4.1 million that was pending from the prior year and excluded $1.2 million that was settled in July 2024.
The following table summarizes the number of shares of the Company’s Class A Common Stock repurchased and settled under share repurchase programs for the three and six months ended June 30, 2024 (in thousands):

Repurchases during three months ended March 31, 2024	2,361
Repurchases unsettled as of March 31, 2024	(115)
Prior quarter repurchases settled during three months ended March 31, 2024	118
Total repurchases settled as of March 31, 2024	2,364

Repurchases during three months ended June 30, 2024	2,463
Repurchases unsettled as of June 30, 2024	(44)
Prior quarter repurchases settled during three months ended June 30, 2024	115
Total repurchases settled as of June 30, 2024	2,534

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$7,883	$8,870	$15,916	$17,604
Research and development	19,055	22,888	38,297	46,093
Sales and marketing	32,874	40,026	66,789	76,761
General and administrative	26,968	32,876	53,946	62,393
Total share-based compensation expense	$86,780	$104,660	$174,948	$202,851
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee stock purchase plan rights (“ESPP”)	$1,972	$2,430	$3,703	$4,681
Performance stock units (“PSUs”)	5,373	3,767	12,374	4,336
Restricted stock units (“RSUs”)	79,435	98,463	158,871	193,834
Total share-based compensation expense	$86,780	$104,660	$174,948	$202,851
Equity Incentive Plans
As of June 30, 2024, a total of 14,065,978 shares remained available for grant under the Company’s Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”).
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of June 30, 2024, there was a total of $1.9 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.4 years. As of June 30, 2024, a total of 6,781,827 shares were available for issuance under the ESPP.
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of June 30, 2024, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	10,047	$52.47	$325,153
Granted	5,100	36.58
Released	(3,381)	55.70
Canceled/Forfeited	(912)	43.18
Outstanding as of June 30, 2024	10,854	$44.78	$306,086

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over three or four years.
As of June 30, 2024, there was a total of $373.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.5 years.
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
For the majority of the PSUs granted, the number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the achievement of the different performance and market conditions over the respective measurement period. The PSUs generally vest over a two or three-year period.
As of June 30, 2024, there was a total of $30.0 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 1.0 year.
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus and executive equity compensation plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions and in lieu of a portion of base salary. During the three and six months ended June 30, 2024, the Company issued 344,721 and 714,518, respectively, under these Plans. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of June 30, 2024 was approximately $4.2 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan.
Note 13. Income Taxes
The provision for income taxes was $3.2 million and $7.0 million for the three months ended June 30, 2024 and 2023, respectively, and $6.5 million and $10.0 million for the six months ended June 30, 2024 and 2023, respectively.
Beginning in 2022, the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017 eliminated the option to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively.
Due to this required capitalization of research and development expenditures, the Company has recorded current U.S. income tax expense of $1.4 million and $2.8 million for the three and six months ended June 30, 2024. The current U.S. income tax provision is primarily for federal and state taxes currently payable that we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that certain net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2024 and December 31, 2023. The Company intends to maintain the full valuation allowance on the U.S. and certain foreign net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three and six months ended June 30, 2024, there were no material changes to the total amount of unrecognized tax benefits.
Note 14. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, performance stock units, ESPP, convertible notes, and convertible preferred stock, to the extent dilutive. For the three and six months ended June 30, 2024 and 2023, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(14,753)	$(21,482)	$(43,247)	$(75,881)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	92,745	95,339	92,944	95,528
Basic and diluted net loss per share	$(0.16)	$(0.23)	$(0.47)	$(0.79)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares of common stock issuable under equity incentive plans outstanding	9,813	9,745	9,879	7,681
Shares of common stock related to convertible preferred stock	743	743	743	743
Potential common shares excluded from diluted net loss per share	10,556	10,488	10,622	8,424
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
The denominator for diluted net income per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuance of the Convertible Notes as this effect would be anti-dilutive. In the event of conversion of the Convertible Notes, if shares are delivered to the Company under the capped call, they will offset the dilutive effect of the shares that the Company would issue under the Convertible Notes.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 15. Restructuring Activities
During the three and six months ended June 30, 2024, the Company incurred restructuring costs of $1.2 million and $5.8 million, respectively, in continuation of management’s headcount actions as part of the broader efforts to optimize the Company’s cost structure. The restructuring costs primarily consisted of severance payments, employee benefits and related costs. The Company expects to substantially complete these actions in 2024, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$46	$271	$607	$689
Research and development	323	1,053	1,773	2,487
Sales and marketing	449	1,370	2,611	3,969
General and administrative	380	912	789	1,336
Total restructuring costs	$1,198	$3,606	$5,780	$8,481
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2023	$3,191
Restructuring costs	5,780
Cash payments	(7,533)
Balance as of June 30, 2024	$1,438
Note 16. Subsequent Events
On August 6, 2024, the Company entered into the Fourth Amendment to its Credit Agreement (the “Fourth Amendment”) to provide up to $275.0 million of additional delayed draw term loan commitments. The Company is required to pay a quarterly ticking fee at a rate of 0.350%, increasing to 0.500% per annum on the daily unused amount of such new delayed draw term loan commitments though the earlier of the funding date or May 6, 2025. Once borrowed, the additional delayed draw term loans will bear interest, at the Company’s option, at either (a) a base rate, defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 0.75% and 1.25%; and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 1.75% and 2.25%.

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
Overview
We are a leading provider of AI-driven cloud business communications, contact center, video, and hybrid event solutions. We believe that our innovative, cloud-based communication and contact center solutions disrupt the large market for business communications and collaboration by providing flexible and cost-effective solutions that support mobile and distributed workforces. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and more responsive.
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
Our multi-product portfolio includes:
•RingEX (formerly RingCentral MVP), an AI-driven Unified Communications as a Service (“UCaaS”) platform, which features an industry-leading cloud phone system, enhanced business SMS, efax, team messaging, and video meetings. It includes advanced telephony capabilities such as Interactive Voice Response (“IVR”), advanced call queues and management, along with a broad set of telephony integrations as well as numerous APIs to create custom communication workflows. Additionally, the platform offers robust IT and business analytics, plus a comprehensive suite of cloud migration solutions like RingCentral Cloud Connector for simplified hybrid deployments;
•Contact Center as a Service (“CCaaS”), a set of cloud-based customer experience solutions that includes RingCentral Contact Center, an OEM solution, and RingCX, a native omnichannel contact center with generative AI capabilities and conversation analytics launched in August 2023;
•RingCentral Video, our native video meeting solution with team messaging, whiteboarding that enables smart video meetings, rooms solutions (sold separately as RingCentral Rooms), and webinars (sold separately as RingCentral Webinars), as well as RingCentral Meetings, an OEM solution;
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

Our portfolio of cloud-based offerings are subscription based and made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and six months ended June 30, 2024 and 2023, subscriptions revenues accounted for 90% or more of our total revenues. The remainder of our revenues are primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We use our direct inside sales force and indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Global Service Providers and strategic partners who market and sell our RingEX or other solutions, including co-branded solutions.
Our revenue growth has primarily been driven by our flagship RingEX, RingCentral contact center solutions, and recurring license and other fees. Our revenue is derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. As of June 30, 2024, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and six months ended June 30, 2024 and 2023, the vast majority of our total revenues were generated in the U.S. and Canada.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base, expand our indirect sales channels, continue to innovate, grow revenues from our existing customer base, increase our sales and revenues from our existing and new products, expand our distribution channels, and scale internationally.
In 2023, pursuant to our approved reduction-in-force plan as part of broader efforts to optimize the Company's cost structure, we are actively implementing various measures to enhance operational efficiencies. These include disciplined spending, increased productivity, efficiency gains, and optimizing our go-to-market strategies.
Macroeconomic Conditions and Other Factors
We are subject to risks and exposures caused by the current macroeconomic environment. Macroeconomic factors include persistent inflation, higher interest rates, supply chain disruptions, decreased economic output, geopolitical conflict and fluctuations in currency exchange rates, all of which can cause uncertainty. The overall macroeconomic environment may affect buying behavior from larger customers that could have an adverse impact on our results. We have in the past and may in the future experience lower upsell of additional RingEX (formerly Ring MVP) services within our existing base as customers slow hiring and rationalize their employee counts. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2024 was $202.3 million. As such, our ARR at June 30, 2024 was $2.43 billion compared to $2.22 billion at June 30, 2023.

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
Our key business metrics for the five quarterly periods ended June 30, 2024 were as follows (dollars in billions, except percentages):

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.43	$2.37	$2.33	$2.26	$2.22

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Subscriptions	$567,058	$513,632	$1,124,545	$1,021,926
Other	25,849	25,673	52,573	51,068
Total revenues	592,907	539,305	1,177,118	1,072,994
Cost of revenues
Subscriptions	148,107	136,067	291,757	272,492
Other	28,563	28,350	55,392	52,601
Total cost of revenues	176,670	164,417	347,149	325,093
Gross profit	416,237	374,888	829,969	747,901
Operating expenses
Research and development	79,750	80,280	160,278	165,521
Sales and marketing	269,487	264,443	542,217	524,655
General and administrative	72,359	75,227	143,732	157,318
Total operating expenses	421,596	419,950	846,227	847,494
Loss from operations	(5,359)	(45,062)	(16,258)	(99,593)
Other income (expense), net
Interest expense	(16,021)	(5,118)	(32,275)	(7,330)
Other income	9,803	35,651	11,747	41,080
Other income (expense), net	(6,218)	30,533	(20,528)	33,750
Loss before income taxes	(11,577)	(14,529)	(36,786)	(65,843)
Provision for income taxes	3,176	6,953	6,461	10,038
Net loss	$(14,753)	$(21,482)	$(43,247)	$(75,881)

Percentage of Total Revenues*

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Subscriptions	96%	95%	96%	95%
Other	4	5	4	5
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	25	25	25	25
Other	5	5	5	5
Total cost of revenues	30	30	29	30
Gross profit	70	70	71	70
Operating expenses
Research and development	13	15	14	15
Sales and marketing	45	49	46	49
General and administrative	12	14	12	15
Total operating expenses	71	78	72	79
Loss from operations	(1)	(8)	(1)	(9)
Other income (expense), net
Interest expense	(3)	(1)	(3)	(1)
Other income	2	7	1	4
Other income (expense), net	(1)	6	(2)	3
Loss before income taxes	(2)	(3)	(3)	(6)
Provision for income taxes	1	1	1	1
Net loss	(2)%	(4)%	(4)%	(7)%
* Percentages may not add up due to rounding.
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Subscriptions	$567,058	$513,632	$53,426	10%	$1,124,545	$1,021,926	$102,619	10%
Other	25,849	25,673	176	1	52,573	51,068	1,505	3
Total revenues	$592,907	$539,305	$53,602	10%	$1,177,118	$1,072,994	$104,124	10%
Percentage of revenues
Subscriptions	96%	95%			96%	95%
Other	4	5			4	5
Total	100%	100%			100%	100%

Subscriptions revenue. Subscriptions revenue increased by $53.4 million, or 10%, for the three months ended June 30, 2024, and $102.6 million, or 10%, for the six months ended June 30, 2024, as compared to the respective prior year periods. The increase was primarily due to the acquisition of new customers, sale of new products, upsells of RingEX and additional offerings to our existing customer base, derived from sales through our direct and indirect sales channels, including resellers, distributors, and global service providers. Although we expect to continue to add new customers and increase the usage of our product for existing customers, we will monitor the impact of macroeconomic factors that could have an impact on customer buying behavior and demand, including contract duration, timing of customer purchases, churn, upsell and down-sell, renewals, payment terms, and credit card declines, all of which could cause variability in our revenue.
Other revenue. Other revenue increased by $0.2 million, or 1%, for the three months ended June 30, 2024, and $1.5 million, or 3% for the six months ended June 30, 2024, as compared to the respective prior year period, primarily due to higher device sales as a result of overall growth in business compared to the respective prior year period.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of revenues
Subscriptions	$148,107	$136,067	$12,040	9%	$291,757	$272,492	$19,265	7%
Other	28,563	28,350	213	1	55,392	52,601	2,791	5
Total cost of revenues	$176,670	$164,417	$12,253	7%	$347,149	$325,093	$22,056	7%
Gross margins
Subscriptions	74%	74%			74%	73%
Other	(10)%	(10)%			(5)%	(3)%
Total gross margin %	70%	70%			71%	70%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $12.0 million, or 9%, for the three months ended June 30, 2024, as compared to the respective prior year period. The higher cost of subscription revenues was primarily due to an increase in third-party costs of $11.0 million to support our solution offerings and an increase in infrastructure support costs of $3.0 million, partially offset by $2.9 million decrease in the amortization of our intangible assets.
Cost of subscriptions revenues increased by $19.3 million, or 7%, for the six months ended June 30, 2024, as compared to the respective prior year period. The higher cost of subscription revenues was primarily due to an increase in third-party costs of $19.8 million to support our solution offerings and an increase in infrastructure support costs of $4.6 million, partially offset by $5.4 million decrease in the amortization of our intangible assets.
For the three and six months ended June 30, 2024, as compared to the respective prior year period, our subscription gross margin remained relatively consistent period over period. We expect to continue investing in our infrastructure and capacity to improve the availability of our subscription offerings, supporting the growth of both our new and existing customers.
Other cost of revenues and gross margin. Cost of other revenues and gross margin remained relatively consistent for the three months ended June 30, 2024, as compared to the respective prior year period.
Cost of other revenues increased by $2.8 million, or 5%, for the six months ended June 30, 2024, as compared to the respective prior year period, primarily due to increase in costs associated with phones sales.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$79,750	$80,280	$(530)	(1)%	$160,278	$165,521	$(5,243)	(3)%
Percentage of total revenues	13%	15%			14%	15%
Research and development expenses decreased by $0.5 million, or (1)%, for the three months ended June 30, 2024, as compared to the respective prior year period, primarily driven by a $2.5 million reduction in professional fees, partially offset by a $1.8 million increase in personnel and contractor costs.
Research and development expenses decreased by $5.2 million, or (3)%, for the six months ended June 30, 2024, as compared to the respective prior year period, primarily attributed to a $4.9 million decrease in professional fees.
We believe that continued investment in our products is important for our future growth, and our research and development expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales and marketing	$269,487	$264,443	$5,044	2%	$542,217	$524,655	$17,562	3%
Percentage of total revenues	45%	49%			46%	49%
Sales and marketing expenses increased by $5.0 million, or 2%, for the three months ended June 30, 2024, as compared to the respective prior year period. This increase was primarily due to a $12.1 million increase in third-party commissions and $6.8 million in amortization of deferred sales commission costs. These increases were partially offset by a $9.9 million reduction in personnel and contractor costs, largely due to headcount reductions and decrease in share-based compensation due to disciplined stock grants to employees. Additionally, we experienced a $2.6 million decrease in professional fees and a $1.2 million reduction in advertising and overhead costs during the three months ended June 30, 2024.
Sales and marketing expenses increased by $17.6 million, or 3%, for the six months ended June 30, 2024, as compared to the respective prior year period. This increase was primarily driven by a $23.0 million increase in third-party commissions, $12.4 million in amortization of deferred sales commission costs, and a $1.2 million increase in advertising and marketing costs. These increases were partially offset by a $16.9 million decrease in personnel and contractor costs, largely due to headcount reductions and decrease in share-based compensation due to disciplined stock grants to employees, as well as a $1.9 million reduction in professional fees.
We expect to incur incremental sales and marketing expenses to support our growth while driving cost efficiencies by further optimizing our go-to-market strategies.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
General and administrative	$72,359	$75,227	$(2,868)	(4)%	$143,732	$157,318	$(13,586)	(9)%
Percentage of total revenues	12%	14%			12%	15%
General and administrative expenses decreased by $2.9 million, or (4)%, for the three months ended June 30, 2024, as compared to the respective prior year period, primarily due to a $5.3 million reduction in personnel and contractor costs, driven by decrease in share-based compensation due to disciplined stock grants to employees, partially offset by increases in professional fees of $1.7 million.

General and administrative expenses decreased by $13.6 million, or (9)%, for the six months ended June 30, 2024, as compared to the respective prior year period, primarily due to a $7.5 million reduction in professional fees and $7.3 million decrease in personnel and contractor costs, driven by decrease in share-based compensation due to disciplined stock grants to employees, partially offset by $1.5 million increase in overhead costs.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we realign our hiring strategies and rationalize our discretionary spending.
Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense	$(16,021)	$(5,118)	$(10,903)	213%	$(32,275)	$(7,330)	$(24,945)	340%
Other income	9,803	35,651	(25,848)	(73)%	11,747	41,080	(29,333)	(71)%
Other income (expense), net	$(6,218)	$30,533	$(36,751)	nm	$(20,528)	$33,750	$(54,278)	nm
*nm - not meaningful
Interest expense. Interest expense increased by $10.9 million, or 213%, for the three months ended June 30, 2024, and $24.9 million, or 340%, for the six months ended June 30, 2024, as compared to the respective prior year period. This increase was mainly attributable to interest incurred under our Credit Agreement and the 2030 Senior Notes.
Other income. Other income decreased by $25.8 million, or (73)%, for the three months ended June 30, 2024, as compared to the respective prior year period. This decrease was primarily due to a $31.1 million reduction in gains from the early extinguishment of debt during the three months ended June 30, 2023, partially offset by a $7.7 million gain recognized from our amended agreement with a strategic partner during the three months ended June 30, 2024.
Other income decreased $29.3 million, or (71)%, for the six months ended June 30, 2024, compared to the respective prior year period, primarily due to a $31.1 million reduction in gains from the early extinguishment of debt during the three months ended June 30, 2023.
Other income and expense, net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, and fluctuations in currency exchange rates in the current macroeconomic environment.
Net Loss
Net loss decreased by $6.7 million for the three months ended June 30, 2024, as compared to the respective prior year period. The decrease was largely due to $39.7 million reduction in loss from operations, driven by higher subscription revenues and lower operating expenses as a percentage of total revenue. The reduction in operating expenses as a percentage of total revenue was achieved through continued disciplined spending, including a $17.9 million decrease in share-based compensation and a $5.7 million decrease in professional fees. These reductions in operating expenses were partially offset by a $31.1 million gain from the early extinguishment of debt recorded during the three months ended June 30, 2023 that did not recur, and a $10.9 million increase in interest expense during the three months ended June 30, 2024, related to our Credit Agreement and 2030 Senior Notes. Additionally, in the second quarter of 2024, we recognized a non-operating gain of $7.7 million related to our amended agreement with a strategic partner.
Net loss decreased by $32.6 million for the six months ended June 30, 2024, as compared to the respective prior year period. The decrease was largely due to a $83.3 million reduction in loss from operations, driven by higher subscription revenues and lower operating expenses as a percentage of total revenue. The reduction in operating expenses as a percentage of total revenue was achieved through continued disciplined spending, including a $27.9 million decrease in share-based compensation and a $17.7 million reduction in professional fees. These reductions in operating expenses were partially offset by a $31.1 million gain from the early extinguishment of debt recorded during the six months ended June 30, 2023, and a $24.9 million increase in interest expense during the three months ended June 30, 2024, mainly related to our Credit Agreement and 2030 Senior Notes.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also have access to additional liquidity from our term loan and revolving credit facility. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $199.3 million and $222.2 million, respectively.
Our outstanding principal debt as of June 30, 2024 was comprised of $161.3 million from our 2025 Convertible Notes due on March 1, 2025, $609.1 million from our 2026 Convertible Notes due on March 15, 2026, $380.0 million under our Term Loan with due on February 14, 2028, as well as $400.0 million under our 2030 Senior Notes due on August 15, 2030. As of June 30, 2024, we have $75 million remaining under our delayed draw-down Term Loan and $225.0 million remaining under our Revolving Credit Facility. On August 2, 2024, we entered into the Third Amendment to our Credit Agreement to extend the remaining $75.0 million tranche of our Term Loan from August 2, 2024 to May 2, 2025. On August 6, 2024, we entered into the Fourth Amendment to our Credit Agreement to increase the Term Loan by $275.0 million in accordance with the incremental loan provisions of the Credit Agreement. Following the Fourth Amendment, the aggregate principal amount of available term loan commitments under the amended credit agreement equaled $350.0 million. Refer to Note 6, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement, the 2030 Senior Notes and the Convertible Notes. We were in compliance with all debt covenants as of June 30, 2024.
Under our share repurchase programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. During the six months ended June 30, 2024, we repurchased and settled approximately 4.8 million shares of our Class A Common Stock, by paying an aggregate amount of approximately $162.0 million under the plans previously authorized by our Board. As of June 30, 2024, approximately $326.0 million remained authorized and available under our share repurchase programs for future share repurchases. Refer to Note 11, Stockholders’ Deficit in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In June 2024, we completed the acquisition of certain assets of Mitel for $26.3 million paid in cash. Refer to Note 8 - Business Combinations, in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
We believe that our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, sales and marketing, research and development, increased general and administrative expenses to support the anticipated growth in our operations, and capital equipment required to support our headcount and in support of our co-location data center facilities, our interest payments for both our Term Loan and 2030 Senior Notes, the repurchase, repayment or otherwise settlement of a portion of our 2025 Convertible Notes and/or our 2026 Convertible Notes, as well as the impact of the global macroeconomic conditions. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt. We may from time to time seek to refinance certain of our outstanding debt through issuances of new notes or convertible debt, term loans, exchange transactions or debt repurchases. Such issuances, exchanges or repurchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. Refer to risk factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for discussion of risks relating to our liquidity and capital resources.

    The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$223,175	$199,224
Net cash used in investing activities	(63,992)	(39,124)
Net cash used in financing activities	(180,871)	(204,843)
Effect of exchange rate changes	(1,179)	110
Net decrease in cash and cash equivalents	$(22,867)	$(44,633)
Net Cash Provided By Operating Activities
Cash provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $223.2 million for the six months ended June 30, 2024. The cash flow from operating activities was primarily driven by timing of cash receipts from customers and global service providers, offset by cash payments for personnel-related costs and payments to vendors along with interest payments on our debt obligations.
Net cash provided by operating activities for the six months ended June 30, 2024 increased by $24.0 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections as well as interest payments on our debt obligations.
Net Cash Used In Investing Activities
Our primary investing activities consist of our capital expenditures and expenditures for internal-use software, and intellectual property assets, and cash paid for business acquisitions.
Net cash used in investing activities was $64.0 million for the six months ended June 30, 2024 driven by $37.7 million in capital expenditures including personnel-related costs associated with the development of internal-use software, and $26.3 million in cash paid to acquire certain assets from Mitel.
Net cash used in investing activities for the six months ended June 30, 2024 increased by $24.9 million as compared to the respective prior year period. The increase was primarily driven by $26.3 million in cash paid for the acquisition of certain assets from Mitel, partially offset by $1.4 million reduction in capital expenditures and costs associated with the development of internal-use software.
Net Cash Used In Financing Activities
Our primary financing activities includes utilizing cash to repurchase Class A Common Stock under our share repurchase programs, servicing and repaying debt, paying contingent consideration, raising capital through stock issuance under our stock plans, paying taxes related to these plans, and meeting our existing financing commitments.
Net cash used in financing activities was $180.9 million for the six months ended June 30, 2024. This was primarily driven by $162.0 million paid to repurchase and retire approximately 4.8 million shares of Class A Common Stock as part of our share repurchase program. Additionally, cash outflows included $12.2 million for debt service costs and debt repayments, $10.3 million for contingent consideration, $4.1 million for taxes associated with our stock plans, and $2.2 million to meet our existing financing commitments. These expenditures were partially offset by $10.0 million in proceeds from issuance of stock in connection with our stock plans.

Net cash used in financing activities for the six months ended June 30, 2024, decreased by $24.0 million as compared to the respective prior year period. The decrease was primarily due to $32.9 million net financing cash outflow during the six months ended June 30, 2023, as a result of issuance of new debt and repurchase of convertible notes. Net cash used in financing activities also decreased by $12.6 million due to reduction in payments for the repurchase and retirement of our Class A Common Stock. These decreases were partially offset by a $12.2 million increase in debt service costs and repayments as well as a $9.4 million increase in payments for contingent consideration.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$223,175	$199,224
Capitalized expenditures	(37,701)	(39,124)
Non-GAAP free cash flow	$185,474	$160,100
Remaining Performance Obligations
We have generally signed new customer contracts with typical subscription term ranging from one month to five years. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute our remaining performance obligations. Until we meet our performance obligations, we do not recognize them as revenues in our condensed consolidated financial statements. Given the variability in our contract length, our remaining performance obligations exclude contracts with an original expected length of less than one year. We believe that our remaining performance obligation is not a reliable indicator of future revenues as it is influenced by several factors, including contract renewal timing, average contract terms and foreign currency exchange rates. We do not utilize remaining performance obligation as a key management metric internally.
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

Contractual Obligations and Commitments
Except as set forth below, and in Notes 3, 6, 9 and 10 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Off-Balance Sheet Arrangements
During the six months ended June 30, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and six months ended June 30, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of June 30, 2024, we had cash and cash equivalents of $199.3 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three and six months ended June 30, 2024, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of June 30, 2024, we had $161.3 million and $609.1 million outstanding from our 2025 Convertible Notes and 2026 Convertible Notes, respectively. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Convertible Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decrease in value.
As of June 30, 2024, we had no amounts outstanding under our Revolving Credit Facility and $380.0 million outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement will bear interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement was effective beginning June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. Our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of June 30, 2024, we had $400.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of our 2030 Senior Notes are exposed to interest rate risk. Generally, the fair values of the 2030 Senior Notes will increase as interest rates fall and decrease as interest rates rise.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs in connection with the operation of our business were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 10, Commitments and Contingencies, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under “Legal Matters”, which is incorporated herein by reference.
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
•Our growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
•We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
•We rely and may in the future rely significantly on our agents, brokers, resellers, and global service providers to market and sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
•To deliver our subscriptions, we rely on third parties for our network connectivity and for certain of the features in our subscriptions.
•We rely on third-party competitors to deliver video, contact center and SMS services to customers.
•Interruptions or delays in service from our third-party data center hosting facilities and other third-party providers could impair the delivery of our subscriptions, require us to issue credits or pay penalties and harm our business.

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
•Our subscriptions are subject to regulation, and future legislative or regulatory actions could adversely affect our business and expose us to liability in the U.S. and internationally.
•Our Credit Agreement imposes operating and financial restrictions on us.
•Servicing our debt, including the Notes and Credit Agreement, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay all of our indebtedness.
•The Senior Notes Indenture contains restrictive, operational, and financial covenants that may limit our ability to engage in activities that may be in our long-term best interest.
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
We have incurred substantial net losses since our inception. We have historically spent considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development, regulatory compliance, and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.
We expect to continue to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth has slowed and in the future, revenues may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in customer demand or the growth of the markets in which we compete, in particular the UCaaS, CCaaS and software-as-a-service (“SaaS”) markets, or if we fail for any reason to continue to capitalize on growth opportunities, including those related to our AI-based initiatives. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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
•our ability to realize the benefits of our existing global service providers (“GSP”) and other GSP relationships that we may enter into in the future;
•our ability to introduce and effectively market and sell new solutions, including both solutions that we develop or license, and solutions we purchase for resale from third parties;
•the actions of our competitors, including pricing changes or the introduction of new solutions;
•our ability to effectively manage our growth and achieve profitability;
•our ability to successfully penetrate the market for larger businesses and key verticals;
•our ability to upsell our customers to our existing and new products and services;
•our ability to limit and manage down sell and churn;
•our dependency on third-party vendors of hardware, software and services that we resell to our customers and our ability to effectively offer customers an alternate solution;
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
•service outages or actual or perceived information security breaches or incidents caused by us or the third parties upon which we rely and any related impact on our reputation;
•our ability to accurately forecast revenues and appropriately plan our expenses;
•our ability to realize our deferred tax assets;
•costs associated with defending and resolving intellectual property infringement and other claims;
•changes in tax laws, regulations, or accounting rules;
•our ability to effectively manage and repay our existing and any future debt;
•our ability to repurchase shares of Class A Common Stock;
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
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing war between Israel and Hamas, any potential worsening or expansion of these or other conflicts and wars, and U.S.-China relations.

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet our publicly announced guidance or the expectations of securities analysts or investors for any period, which could cause our stock price to decline. In addition, a significant percentage of our operating expenses is fixed in nature and are based on forecasted revenues trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income (loss) and margins in the short term. If we fail to meet or exceed the expectations of research analysts or investors, the market price of our shares could fall substantially, and we could face costly lawsuits, including securities class-action suits.

We rely on third parties, including third parties in countries outside the U.S., primarily in Georgia and the Philippines, for a significant portion of our software development, quality assurance, operations, and customer support.
We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services, including third parties in countries outside the U.S. Specifically, we have outsourced a significant portion of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants in Tbilisi, Georgia.
In addition, we outsource a significant portion of our customer support, inside sales, network operation control functions, and general and administrative activities to third-party contractors located in Manila, the Philippines. We offer customer support through both our online account management website and our toll-free customer support number in multiple languages. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in additional foreign languages. We also use third parties to deliver onsite professional services to our customers in deploying our solutions. If these vendors do not deliver timely and high-quality services to our customers, our reputation could be damaged, and we could lose customers. In addition, third-party professional services vendors may not be available when needed, which would adversely impact our ability to deliver on our customer commitments. Our dependence on third-party contractors, including those in countries outside the U.S., creates a number of risks, in particular, the risk that we may not maintain service quality, control, or effective management with respect to these business operations.
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
We operate globally and, as a result, our business, revenues and profitability are impacted by local microeconomic and global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability, changes in laws, instability in the banking and financial system, and trade barriers and sanctions. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years such that we are generally unable to make corresponding increases in contract pricing, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers. Geopolitical conflicts, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing conflicts in the Middle East, any potential worsening or expansion of these conflicts and wars, and U.S.-China relations, are heightening these risks.

The upcoming U.S. presidential election could lead to changes in economic conditions or economic uncertainties in the United States and globally. Any such changes or uncertainties, including in international trade relations, legislation and regulations (including those related to taxation and importation), or economic and monetary policies, could result in heightened diplomatic tensions or political and civil unrest, among other potential impacts, and have a material adverse effect on the global economy as a whole and/or our business, or may require us to significantly modify one or more of our current business practices.
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
Our growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.
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
We continue to experience growth in our business. This growth has placed and may continue to place significant demands on our management, organizational structure, and our operational and financial infrastructure, particularly as we try to become more profitable and financially and operationally efficient. As our operations continue to scale and become more complex, we may need to increase our sales and marketing efforts and may add additional sales and marketing personnel in various regions worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we expect the volume of simultaneous calls and video conferences to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure could require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base.
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
The cloud-based business communications and collaboration solutions industry is highly competitive, and we expect competition to increase in the future. We face intense competition from other providers of UCaaS, CCaaS, Communications Platform as a Service (“CPaaS”), messaging, video, fax, virtual events, AI (quality management, sales assistant and other AI driven functionalities), virtual assistant, work-force management/optimization (“WFM/WFO”) and other communication products and services. Our competitors include traditional on-premises, hardware business communications providers, cloud, hybrid and hosted communications providers, global internet service providers, global service providers and each of their channel partners, resellers, distributors and agents who offer proprietary or other third-party cloud business communications products and services. As a result, several of the companies with whom we have commercial relationships, such as our global service providers, OEM resellers, partners and channel partners, also offer, market and sell competing products and services.
Our competitors include but are not limited to: 8x8, Inc., Dialpad, Inc., LogMeIn, Inc, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Ericsson (Vonage), Zoom Video Communications, Inc., Amazon.com, Inc., AT&T, BT, TELUS, Vodafone, Deutsche Telekom (“DT”), Avaya, Mitel, Cisco (WebEx), Alphabet Inc. (Google Voice), Meta Platforms, Inc., Oracle Corporation, and Salesforce.com, Inc., Five9, Inc., NICE InContact (including LiveVox Holdings, Inc.), Genesys Telecommunications Laboratories, Inc., Talkdesk, Inc., Verint, Calabrio, yellow.ai, ON24, Cvent, Gong and Outreach.
Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified offerings, international presence, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Our competitors may be able to adopt more aggressive pricing policies and promotions and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of competitors have in the past and may choose in the future to sacrifice revenues and/or profitability to gain market share by offering their services at lower prices or for free, or offering alternative pricing models, such as “freemium” pricing, in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer. Our competitors may also offer bundled service arrangements offering a more complete service offering with other functionality that we do not offer (such as broadband), despite the technical merits or advantages of our subscriptions. Competition could result in a decrease to our prices, increase customer acquisition costs, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share, any or all of which could materially and adversely affect our revenues and growth.
We rely and may in the future rely significantly on our agents, brokers, resellers, and global service providers to market and sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
Our future success depends on our continued ability to establish and maintain a network of channel relationships and partnerships, including GSPs and Avaya. A substantial portion of our revenues is derived from our network of sales agents, brokers, and resellers, which we refer to collectively as channel partners, many of which sell or may in the future decide to sell their own business communications services or business communications services from other providers. Governmental regulators and contractual restrictions with telecom carriers may also restrict the ability of our channel partners and resellers to resell our products and services in some countries. We generally do not have long-term contracts with these channel partners, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential channel partners to favor their services or prevent or reduce sales of our subscriptions. Furthermore, while some of our GSPs, such as AT&T, BT, TELUS, Vodafone and DT, as well as Avaya, also sell and market our solutions on an exclusive or non-exclusive basis, they may also sell and market competing business communications. Some of these companies have significantly greater resources than us and currently, or may in the future, develop and/or host their own or third-party cloud solutions. Such competitors may cease marketing or selling our solutions to their customers and may ultimately be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues and growth.
We have also entered into certain agreements with our strategic partners and global service providers to sell and market certain of our solutions. However, there can be no guarantee that our strategic partners, global service providers and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. Further, certain strategic partners have failed in the past, and may fail in the future, to meet their minimum contractual seat and/or revenue commitments, including recoupment of advance payments. We have in the past, and may in the future, renegotiate the terms of our GSP relationships and strategic partnership agreements, including converting strategic partners from exclusive to non-exclusive partners.

In addition, we are in the process of transforming our channel partner go-to-market strategy, to better enable a resale/wholesale model, which requires significant changes to our systems and processes. These system and process changes could result in longer time to implement our strategy which could have an impact on our revenue.
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
We currently use the infrastructure of third-party network service providers, including Inteliquent, Inc., Lumen Technologies, Inc. and Bandwidth.com, Inc. in North America and several others internationally, to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol (“IP”) networks and public switched telephone networks, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services internationally, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future.
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
We rely on third-party competitors to deliver video, contact center and SMS services to customers.
We currently use third-party technology from Zoom, NICE inContact and Bandwidth to provide video, contact center and SMS solutions, respectively, to certain of our customers. We use, or in the future, may use and rely on technologies of other third-parties to deliver features and functionalities. We cannot assure you that we will be able to renew our agreements with any of these third-party providers and any of these service providers could elect or attempt to stop providing us with access to their services. In addition, these third-party providers may terminate their or breach their contracts with us, or allow these contracts to expire. If any of these service providers ceases to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, it could have a material adverse effect on our business and results of operations. Our inability to continue to offer Zoom and NICE InContact solutions to our customers and/or our inability to effectively offer our own or other third-party solutions would have a material adverse effect on the company, operations, revenues and financials.
Relatedly, U.S. mobile carriers are now requiring businesses using SMS on over-the-top providers, including all CPaaS and UCaaS providers, such as RingCentral, to register with The Campaign Registry (“TCR”), to ensure text messages are compliant with wireless carrier guidelines, as well as to reduce spam. These new rules affect our customers, and we have built integrations with TCR to facilitate those registrations for our customers. TCR registration and related vetting can be cumbersome and costly and may cause customer churn, especially for SMB customers that have more limited person-to-person SMS needs. Additionally, SMS aggregators and wireless carriers sometimes block legitimate SMS traffic without prior notice, which may negatively impact our customers. Bandwidth, RingCentral’s SMS aggregator, has announced that starting December 1, 2024, they will block any and all SMS sent by phone numbers that have not been registered with TCR and associated with an approved messaging campaign. Our inability to provide SMS to affected customers would have a material adverse effect on the company, its operations and financials.
We also offer solutions through third-party integrations, such as with Microsoft and Salesforce, often where we may not have recourse to the underlying third-party provider. For example, we offer a direct routing integration with Microsoft Teams; however, there is a limited certification process for the Microsoft Teams direct routing integration, which is offered by Microsoft at its option, and Microsoft may elect to discontinue the integration in the future. Microsoft might also promote or encourage or alternatively discourage these solutions through their field teams without any standardization. Our inability to provide some or all of our third-party integrations could cause customers to seek other solutions and would likely have a material adverse effect on the Company, its operations, revenues and financials.
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
Interruptions or delays in service from our third-party data center hosting facilities and other third-party providers could impair the delivery of our subscriptions, require us to issue credits or pay penalties and harm our business.
We currently serve our North American customers from geographically disparate data center hosting facilities in North America, where we lease space from Equinix, Inc., and other providers, and we serve our European customers from third-party data center hosting facilities in Europe. We also use third-party co-location facilities located in various international regions to serve our customers in these regions. Certain of our solutions are hosted by third-party data center facilities including Amazon Web Services, Inc. (“AWS”) and Google Cloud Platform. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new and retain existing customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.
As part of our current disaster recovery arrangements, our North American, European, and Asia Pacific infrastructure and our North American, European, and Asia Pacific customers’ data is currently replicated in near real-time at data center facilities in the U.S., Europe, and Asia Pacific, respectively. We do not control the operation of these facilities or of our other data center facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to human error or to break-ins, sabotage, acts of vandalism, and similar misconduct.
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

We rely on third parties to fulfill various aspects of our E-911 service. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed, and we may lose customers.
We contract with third parties to provide emergency services calls in the U.S., Canada, the U.K., and other jurisdictions in which we provide access to emergency services dialing, including assistance in routing emergency calls and terminating emergency services calls. Our domestic providers operate a national call center that is available 24 hours a day, seven days a week, to receive certain emergency calls and maintain PSAP databases for the purpose of deploying and operating E-911 services. We rely on providers for similar functions in other jurisdictions in which we provide access to emergency services dialing. On mobile devices, we rely on the underlying cellular or wireless carrier to provide emergency services dialing. Interruptions in service from our vendors could cause failures in our customers’ access to E-911/999/112 services and expose us to liability and damage our reputation.
If these third parties do not provide reliable, high-quality service, or the service is not provided in compliance with regulatory requirements, our reputation and our business will be harmed. In addition, industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.
Failures in Internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers to switch to our competitors or to avoid using our subscriptions.
Unlike traditional communications services, our subscriptions depend on our customers’ high-speed broadband access to the Internet. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our services and applications due to capacity constraints and other Internet infrastructure limitations. As our customer base grows and their usage of our services increases, we will likely be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high reliability or performance. In addition, if Internet access service providers have outages or deteriorations in their quality of service, our customers will not have access to our subscriptions or may experience a decrease in the quality of our services. Frequent or persistent interruptions could cause current or potential users to believe that our systems or services are unreliable, leading them to switch to our competitors or to avoid our subscriptions, and could permanently harm our reputation and brands.
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
•increase our technical support costs;
•harm our reputation and brand; and
•result in litigation and regulatory action against the company.
A security incident, such as a cyber-attack, information security breach or denial of service event could delay or interrupt service to our customers, harm our reputation or business, impact our subscriptions, and subject us to significant liability.
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from cyber-attacks, denial-of-service events, social engineering data breaches, unauthorized entry, insider threats, rogue employees or contractors, computer malware or other security incidents, including events beyond our control. Although we require our employees to undertake privacy and cybersecurity training, we have from time to time been subject to communications fraud, data breaches caused by social engineering tactics, and cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future, particularly as the frequency and sophistication of cyber-attacks increases. For example, cybersecurity researchers have warned of a potential increase in cyber-attack activity, in connection with the war between Russia and Ukraine. We cannot assure you that our backup systems, regular data backups, security controls, personal training, and other procedures currently in place, or that may be in place in the future, will prevent significant damage, system failure, service outages, data breach, data loss, unauthorized access, loss of use, interruption, or increased charges from our technology vendors.
Also, our services are web-based. The amount of data we store for our customers and users increases as our business grows. We host services, which includes hosting customer data, both in co-located data centers and in multiple public cloud services. Our solutions allow users to store files, tasks, calendar events, messages and other data on our services indefinitely or as may be directed by our customers, at least until termination of the agreement. We also maintain sensitive data related to our technology and business, and that of our employees, strategic partners, global service providers, channel partners, and customers, including intellectual property, proprietary business information and personally identifiable information (also called personal data) on our own systems and in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer segments and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states and other malicious actors.
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
We have implemented remote working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure, networks, and the information, including personally identifiable information, we process, including for example by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store company-controlled information outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home since the onset of the COVID-19 pandemic. We also allow a substantial number of our employees who currently work from home some or all of the time, although we may change our work from home/return-to-office policy in the future. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware, other malware and phishing attacks, and we may remain responsible for unauthorized access to, loss, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain, even if the security measures used to protect such information comply with applicable laws, regulations and other actual or asserted obligations. Additionally, due to political uncertainty and military actions and related activities associated with the war between Russia and Ukraine and the war between Israel and Hamas, we and our vendors, business partners, and consultants are vulnerable to heightened risks of cyber-attacks from nation-state actors or their affiliated entities, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain (including our software supply chain), continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts, or those of our suppliers, will be successful.
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
Additionally, third parties have in the past successfully induced, and may attempt in the future to induce using social engineering or other methods, domestic and international employees, consultants, or customers into disclosing sensitive information, such as usernames, provisioning data, customer proprietary network information (“CPNI”) or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a customer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing information regarding our and our customers’ intellectual property, personal data and other confidential business information. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems change and evolve frequently and may not be recognized until launched against a target, may be new and previously unknown or little-known, or may not be detected or understood until well after such actions are conducted. We may be unable to anticipate these techniques and therefore cannot implement appropriate preventative measures, and any security breach or other incident may take longer than expected to remediate or otherwise address. Any system failure or security breach or incident that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information could result in significant liability to us, loss of our intellectual property, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators, or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.
It is critical to our business that our sensitive information and that of our employees’, strategic partners’, global service providers’, channel partners’ and customers’ remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach or incident could expose us to litigation, indemnity obligations, government notification and investigations, contractual liability, and other possible liabilities. Additionally, a cyber-attack or other information security incident, whether actual or perceived, could result in negative publicity, which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs, including remediation costs, disruption of operations, or increased cybersecurity protection costs, that may have a material adverse effect on our business. In addition, a cybersecurity breach or incident of our customers’ systems can also result in exposure of their authentication credentials, unauthorized access to their accounts, exposure of their account information and data (including CPNI), and fraudulent calls on their accounts, which can subsequently have similar actual or perceived impacts to us as described above. A cybersecurity breach or incident of our partners’ or vendors’ systems can result in similar actual or perceived impacts.
While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by privacy or security incidents. We also cannot be certain that our insurance coverage will be sufficient for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
Laws, regulations, and enforcement actions relating to security and privacy of information continue to evolve. For example, in 2023, the SEC adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. Additionally, we are closely monitoring the development of rules and guidance that may apply to us, including, for example, pursuant to the Cyber Incident Reporting for Critical Infrastructure Act of 2022. The Federal Communications Commission (“FCC”) recently announced the formation of a Privacy and Data Protection Task Force that will focus on approaches to data breaches and data security vulnerabilities, which may result in privacy rulemaking and enforcement initiatives. We have incurred and expect to continue to incur significant expenses to prevent security incidents. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and may be costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. It is possible that, in order to support changes to applicable laws and to support our expansion of sales into new geographic areas or into new industry segments, we will need to change or enhance our cybersecurity systems, which may make it more expensive to operate in certain jurisdictions and may also increase the risk of our non-compliance with such changing laws and regulations.
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
Although we have entered into long-term subscription contracts with larger customers, those customers with month to month contracts with us may terminate their subscriptions at any time without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly subscription cancellations or failures to renew, which we refer to as turnover. Our customers with subscription agreements have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically between one and three years, and a substantial portion of our large contracts are up for renewal every year. In the event that these customers do renew their subscriptions, they may choose to renew for fewer users, shorter contract lengths, or for a less expensive subscription plan or edition. We cannot predict the renewal rates or types for customers that have entered into subscription contracts with us.
Customer turnover, as well as reductions in the number of users or pricing tier(s) for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to renew and upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our services, including third-party services and products that we integrate or sell as separate items to our customers, the value proposition of our services, the pricing of similar services of our competitors, the customer support we provide, or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy and higher interest rates. In addition, the impact of the global economic conditions, including concerns about heightened inflation and an associated economic downturn, and instability in the banking and financial system, could cause financial hardship for our customers, decrease technology spending, materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, cause our customers to seek a decrease in the number of users or solutions for which they subscribe, or impact our ability to collect, in a timely manner, monies due from the customer. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing in their own businesses, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, or do not pay their subscription fees, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to compensate for this higher turnover to increase the number of new customers or to upsell existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.

Our future success also depends in part on our ability to execute upon our multi-product strategy to sell additional subscriptions and additional functionalities to our current customers. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to convince customers to add users and, in the future, to purchase additional functionalities are not successful, our business may suffer. In addition, such increased costs could cause us to increase our subscription rates, which could increase our turnover rate.
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
A significant portion of our revenues today come from small and medium-sized businesses. These customers may be materially and adversely affected by economic downturns to a greater extent than larger, more established businesses. These businesses typically have more limited financial resources, including capital-borrowing capacity, than larger entities. Any economic downturn could decrease technology spending and the number of employees of small and medium sized businesses in ways that adversely affect demand for our offerings, could increase churn or down-sell and harm our business and results of operations. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increasing customer cancellations and impacting our ability to engage new small and medium-sized customers. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.
We face significant risks in our strategy to target medium-sized and larger businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.
As we continue to target more of our sales efforts to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting if and when we will complete these sales. In these market segments, the decision to purchase our subscriptions generally requires the approval of more technical personnel and management levels within a potential customer’s organization, and therefore, these types of sales require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services, customization, more complex contract negotiations, and may require highly skilled sales and support personnel. Our investment in marketing our subscriptions to these potential customers may not be successful, which could significantly and adversely affect our results of operations and our overall ability to grow our customer base. Furthermore, many medium-sized and larger businesses that we target for sales may already purchase business communications solutions from our larger competitors or, due to economic conditions or otherwise, reduce their technology spending or reduce the number of new employees for whom they purchase our solutions or reduce the number of existing employees using our solution (i.e., down-sell). As a result of these factors, these medium and large sales opportunities may require us to devote greater research and development resources and sales support to individual customers, and invest in hiring and retaining highly skilled personnel, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met.
Support for smartphones and tablets are an integral part of our solutions. If we are unable to develop robust mobile applications that operate on the mobile platforms that our customers use, our business and results of operations could be materially and adversely affected.
Our solutions allow our customers to use and manage our cloud-based business communications solution on smart devices. As new smart devices and operating systems are released, we may encounter difficulties supporting these devices and services. We also need to devote significant resources to the creation, support, and maintenance of our mobile applications. In addition, if we experience difficulties in the future integrating our mobile applications into smart devices or if problems arise with our relationships with providers of mobile operating systems, such as those of Apple Inc. or Alphabet Inc., our future growth and our results of operations could suffer.
If we are unable to develop, license, or acquire new services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop more slowly than we anticipate, or develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice, video communications, AI and messaging by businesses, as compared to email and other data-based methods, and future demand for and adoption of Internet voice, video communications, AI and messaging systems and services. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. Currently, we derive a majority of our revenues from subscriptions to RingEX (formerly RingCentral MVP), and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality, such as RingEx, RingSense and RingCentral Events that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. For example, we and our peers and competitors are investing more significantly in AI (including machine learning and large language models). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products, such as our AI-powered feature, RingSense, will enhance or be beneficial to our business, including our profitability. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to compete effectively, renew our subscriptions with existing customers, increase our subscription revenues from our existing customers, and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
The introduction of new services by competitors, including those that incorporate AI and machine learning, or the development of entirely new technologies to replace existing offerings could make our solutions outdated, obsolete or adversely affect our business and results of operations. Announcements of future releases and new services and technologies by our competitors or us could cause customers to defer purchases of our existing subscriptions, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design, or marketing that could delay or prevent our development, introduction, or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects or bugs. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance, or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services or applications will require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new or enhanced services and applications on a timely and cost-effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition, and results of operations may be materially and adversely affected.
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
Further, the incorporation of AI-powered features into our solutions will subject us to new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. Intellectual property ownership and license rights, including copyright, surrounding AI technologies are new, evolving, and have not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we configure and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. It is possible that new laws and regulations will be adopted in the United States and in other countries, or that existing laws and regulations, such as the European Union’s recently adopted AI Act (the “EU AI Act”), will be interpreted in ways that would affect the operation of our solution and the way in which we use AI. In addition, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.
Relatedly, large language models, or LLMs, can generate written content that contains bias, factual errors, misrepresentations, offensive language, or inappropriate statements. While we attempt to use LLMs in a way that mitigates these risks, there is no guarantee that we will be successful and these risks could harm our business, reputation, financial condition and results of operations.
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
We believe that continuing to strengthen our current brand will be critical to achieving widespread acceptance of our subscriptions and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising has been increasing and may continue to increase. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. In addition, if we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their subscriptions. Many of our customers also participate in social media and online blogs about Internet-based software solutions, including our subscriptions, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. If we fail to sufficiently invest in, promote and maintain our brand, our business could be materially and adversely affected.
If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base, new sales, and revenues to decline significantly.
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If customers pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that a customer did not authorize the specific credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant and/or service provider standards, including data protection standards, required to utilize their services from time to time. We have established and implemented measures intended to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). If we fail to maintain compliance with such standards or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If we fail to maintain compliance with current service provider standards, such as PCI DSS, or fail to meet new standards, customers may choose not to use our services. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant or service provider standards, including PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to induce employees, sub-contractors, or consultants into disclosing customer credentials and other account information using social engineering and other methods, which can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and costs that we must pay to global service providers. Although we implement multiple fraud prevention, detection controls and personal training(s), we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments could cause our paid customer base to significantly decrease, which would have a material adverse effect on our results of operations, financial condition, and ability to grow our business.
The expansion of our international operations may expose us to significant risks.
We have significant operations directly or through third parties in many countries outside of the U.S. and Canada, including, the U.K., China, the Philippines, Germany, Georgia, Bulgaria, Spain, Australia, India, and France. We also sell our solutions to customers in several countries in Europe, as well as in the Asia Pacific region, including Australia, India, and Singapore and we may continue to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:
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
•the need to adapt and localize our subscriptions and product offerings for specific countries and local regulators;
•the need to offer customer care, product information, websites, and other marketing collateral in various native languages;
•the need to contract and bill in various native languages, currencies, and under a variety of different legal systems;
•reliance on third parties over which we have limited control, including those that market and resell our subscriptions in international markets;
•availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
•lower levels of adoption of credit or debit card usage for Internet related purchases by foreign customers and compliance with various foreign regulations related to credit or debit card processing and data protection requirements;
•difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions, including with respect to foreign labor laws and regulations, which may adversely affect our ability to manage our headcount and the cost of our foreign work force;
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
•deterioration of political relations between the U.S. and other countries where we have personnel who support our business, particularly China, India, Bulgaria, Spain, and the Philippines; and
•political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the U.S. against these countries, such as the ongoing geopolitical tensions related to the war between Russia and Ukraine, and resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, as well as the war between Israel and Hamas, all of which could have a material adverse effect on our operations.
Our failure to manage any of these risks successfully could harm our future international operations and our overall business.

We may expand through acquisitions of, investments in, or GSPs or other strategic transactions with, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.
Our business strategy may, from time to time, include acquiring or investing in new or complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our investment in and partnerships with our global service providers such as AT&T, BT, Vodafone, and Charter Communications. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
•difficulties in maintaining and effectively servicing the customers acquired in the transaction;
•the potential loss of key employees of any acquired businesses;
•the diversion of the attention of our senior management from the operation of our daily business;
•the potential adverse effect on our cash position to the extent that we use cash for some or all of the transaction consideration;
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
•the inability to maintain uniform standards, controls, policies, and procedures; and
•the inability to set up the necessary processes and systems to efficiently operate our partnerships and GSP relationships.
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

Such tax, fees and surcharge laws and rates vary greatly by jurisdiction, and the application of such taxes to e-commerce businesses, such as ours, is complex and continuing to develop. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees, and surcharges for sales made over the Internet, and after the U.S. Supreme Court’s ruling in South Dakota v. Wayfair, U.S. states may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents, which may permit wider enforcement of sales tax collection requirements. Therefore, the application of existing or future laws relating to indirect taxes to our business, or the audit of our business and operations with respect to such taxes or challenges of our positions by taxing authorities, all could result in increased tax liabilities for us or our customers that could materially and adversely affect our results of operations and our relationships with our customers. Further, we have in the past and may in the future be audited by federal, state, and local tax authorities which could lead to liabilities for past unpaid taxes, fines, and penalties.
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
In addition to the potential carryforward limitations described above, under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), as amended, our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In addition, California has proposed a temporary suspension on the use of state net operating loss carryforwards for certain businesses, which may adversely affect our company if it earns taxable income in the impacted tax years. Similar rules may apply under state tax laws.
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
Our future success depends on our ability to procure large quantities of local and toll-free direct inward dialing numbers (“DIDs”) in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications global service providers that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. For instance, ,France implemented new rules requiring service providers to obtain DIDs directly from regulatory authorities . Further, due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire DIDs for our operations would make our subscriptions less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud-based business communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs.
We may not be able to manage our inventory levels effectively, which may lead to inventory obsolescence that would force us to incur inventory write-downs.
Our vendor-supplied phones have lead times of up to several months for delivery to our fulfillment agents and are built to forecasts that may be imprecise. It is likely that, from time to time, we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our vendor-supplied phones, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Any reduction or interruption in the ability of our vendors to supply our customers with vendor-supplied phones could cause us to lose revenue, damage our customer relationships and harm our reputation in the marketplace. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.
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
Hard phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. Currently, the phones used by our customers are manufactured by a limited number of third-party providers. If any of these providers changes the operation of their phones or implements new or updated firmware releases for their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. In addition, we must be successful in integrating our solutions with strategic partners’ devices, such as Avaya, in order to market and sell these solutions. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be canceled, which would harm our business, financial condition, and results of operations.

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
Federal Regulation
Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, data security, disability access, access to and porting of numbers and enabling abbreviated dialing to designated numbers, maintaining records for disconnected numbers, cooperation with law enforcement, Federal Universal Service Fund (“USF”) contributions, Enhanced 911 (“E-911”), outage reporting, call authentication, call spoofing, call blocking and other requirements and regulations. The FCC is increasing enforcement of call authentication and related Know-Your-Customer obligations and continues to adopt and consider additional rules related to robocalling and robotexting. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses or authorizations, repayment of funds, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues.In addition, the federal Telephone Consumer Protection Act (“TCPA”) and FCC rules implementing the TCPA prohibit sending unsolicited facsimile advertisements or making illegal robocalls, subject to certain exceptions. The FCC may take enforcement action against persons or entities that send “junk faxes,” or make illegal robocalls and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements or making illegal robocalls apply to those who “send” the advertisements or make the calls, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes or making of illegal robocalls and have failed to take steps to prevent such transmissions may also face liability under the FCC’s rules, or in the case of illegal robocalls, Federal Trade Commission (“FTC”) rules. We have implemented processes to prevent our systems from being used to make illegal robocalls or send unsolicited faxes on a large scale, and we do not believe that we have notice of the use of our systems to broadcast junk faxes or make illegal robocalls on a large scale. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC or FTC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. If any of these were to occur, we could be required to incur significant costs and management’s attention could be diverted. Further, if we were to be held liable for the use of our service to send unsolicited faxes or make illegal robocalls or to settle any action or proceeding, any judgment, settlement, or penalties could cause a material adverse effect on our operations.
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

Both we and RCLEC are also subject to state consumer protection laws, including privacy and data security requirements, as well as U.S. state or municipal sales, use, excise, gross receipts, utility user and ad valorem taxes, fees, or surcharges. Various federal and state wiretapping laws, including California's CIPA, require at least one party to consent to the capture of the contents of communications. Some states, including California, require the consent of all parties to a conversation. California’s CIPA has been a subject of increasing litigation, particularly in the form of class actions. While our policy is to inform and remind customers of their legal obligations under applicable wiretapping laws when using our services, we may rely on customers to capture necessary consents and to ensure their account settings are configured correctly for their compliance under applicable law. Should customers using our services engage in unauthorized recording of calls, we may face third-party claims or class actions, arguing that we contributed to, benefited from, or facilitated our customers' alleged violations. We are currently involved in litigation involving the CIPA matter as discussed under Note 10 - Commitments and Contingencies in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Successful claims under CIPA allow for the recovery of statutory damages on a per-violation basis, which could result in massive statutory damages. Any of these events could have a material adverse effect on our reputation, business, or financial condition.
International Regulation
As we expand internationally, we may be subject to telecommunications, consumer protection, data protection, emergency call services, and other laws, regulations, taxes, and fees in the foreign countries where we offer our subscriptions. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations and go to market practices. European Union member states are currently implementing the new European Electronic Communications Code, including major modifications to the telecommunication laws and regulations in Germany, United Kingdom, and France. Updated regulations in Europe and in the United Kingdom require providers to perform assessments and to improve on the security and resilience of their networks (i.e., the UK Telecommunication Security Act and the EU NIS-2 Directive) as well as to verify the accuracy of their metering and billing systems (UK Total Metering and Billing System audit and Germany art. 63 TKG Metering Audit). Regulators in many of our markets, including the United Kingdom, require providers to implement Know-Your-Customer vetting which may complicate and elongate the sales process. Local telecom regulatory restrictions in France limit our ability to sell numbers and other services in a wholesale motion to channel partners; other European countries have passed or are considering similar regulations. The recent EU Digital Service Act requires cloud and digital providers to adopt measures to prevent disinformation, increase transparency and improve protection for users of digital services in the EU. Internationally, we currently sell our subscriptions in Canada, the U.K., Australia, Singapore, Taiwan, India, and several European countries. We also offer our Global RingEX solution, enabling our multinational customers in locations where we sell our solutions, to establish local phone solutions in various countries internationally. We may be subject to telecommunications, consumer protection, data protection, emergency call services, call authentication, and other laws and regulations in additional countries as we continue to expand our Global RingEX solution internationally. Further, for resellers in certain markets, we may be unable to effectively oversee and quality check certain reseller compliance processes, including those relating to customer verification and fraud mitigation. Any resultant improper or non-compliant use of our service offerings by customers of resellers could result in regulatory or contractual fines, penalties or damages, and could also adversely impact our ability to continue to provide services in impacted markets.
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
RingCentral’s collection, storage, retention, use, processing, transmission, sharing, disclosure, and safeguarding of personal data (collectively, “processing”) is subject to a myriad of obligations and restrictions flowing from law, regulation, industry standards, and contract. In addition to U.S. federal, state, and local law and regulation, RingCentral is subject to numerous foreign laws and regulations governing these matters where we do business throughout the world. The scope and status of these obligations and restrictions is uncertain, changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other rules. Failure to comply with obligations and restrictions related to data privacy, data protection, and security in any jurisdiction in which we operate could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, and other losses that could harm our business.
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
In the U.S., there are numerous federal and state laws governing the privacy and security of personal information. In particular, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical, and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information by certain institutions. We act as a “Business Associate” through our relationships with certain customers and are thus directly subject to certain provisions of HIPAA. In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship and may also face regulatory liability. Recently, a number of states, including Washington, Connecticut, and Nevada, have adopted laws regulating the processing of consumer health data not regulated by HIPAA. We expect that these laws will cause us to incur additional costs related to compliance, in particular in handling consumer requests for access, deletion, and to exercise other rights. The Gramm-Leach-Bliley Act (“GLBA”) imposes obligations with respect to personal data that we process on behalf of financial institutions. The FTC, which enforces the GLBA in the context of non-bank financial institutions, adopted new breach notification rules in October 2023. Additionally, we are subject to FCC regulations imposing obligations related to our use and disclosure of certain data related to our interconnected VoIP service. The FCC recently announced the creation of a Privacy and Data Protection Task Force that will coordinate agency efforts “on the rulemaking, enforcement, and public awareness needs in the privacy and data protection sectors.” According to the FCC’s Chair, the Task Force, which will be headed up by the chief of the agency’s enforcement bureau, will oversee rulemaking, investigations, and enforcement around data breaches, cyber intrusions, and supply chain vulnerabilities involving third-party vendors that service regulated communications providers. If we experience a suspected data security incident, we may incur significant costs associated with investigation, mitigation, and remediation. In addition, in the event of a data security incident, we may be required by federal or state law or regulations to notify our customers, law enforcement, and/or relevant regulatory authorities. We may also be subject to enforcement actions if the FTC or state attorneys general have reason to believe we have engaged in unfair or deceptive privacy or data security practices. The FTC has also published an Advance Notice of Proposed Rulemaking seeking public comment on the need for new regulation of “commercial surveillance.”
While Congress is actively considering comprehensive federal privacy legislation, U.S. states have taken the lead. California, for example, has enacted and subsequently amended (pursuant to a ballot initiative known as the California Privacy Rights Act) the California Consumer Privacy Act (“CCPA”). Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches, and we are currently in litigation involving the CIPA matter as discussed under “Note 10. Commitments and Contingencies”, involving the CCPA. Over 30 other states have enacted or are considering similar laws. When in effect, these laws give consumers additional rights to control the collection, use, and sharing of personal data, including the right to opt-out of the sale or sharing of their data for marketing and, in many cases require opt-in consent to process sensitive personal data. The right to opt-out of personal data processing may impact our marketing activities, particularly those that involve the use of third-party cookies on our websites. This may require that we undertake rigorous due diligence and implement specific contractual terms when we engage marketing entities to market our product and services and may limit our efforts to reach our target audience, as well as require us to implement opt-out icons on our websites. All of these new and evolving state laws, have created further uncertainty and may require us to enter into additional contractual terms with customers and vendors, modify our policies and practices, and otherwise incur additional costs and expenses, in our efforts to comply.
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
Legislators and regulators in the United States and elsewhere are increasingly focused on privacy protections for minors under 18 years of age. While RingCentral does not knowingly provide products or services directly to children under the age of 16, or knowingly collect or solicit personal information from or about children under the age of 16 outside of the school offering, recent state legislation will, when in effect, impose new obligations on online services where it is “reasonable to expect” that the service, product, or feature would be accessed by older teens, including, in some cases, 16 and 17 year old children. On September 15, 2022, California passed the California Age-Appropriate Design Code Act, which is currently subject to a judicial stay but was scheduled to become enforceable in the near future. Similar legislation has been adopted or introduced in numerous other states. Congress is also actively considering legislation regulating the collection, use, and disclosure of personal information about minors. For example, the Kids Online Safety Act (“KOSA”) and amendments to the Children’s Online Privacy Protection Act (“COPPA 2.0”) would, if enacted, impose new obligations with respect to data collected from minors under 17 years of age. Both KOSA and COPPA 2.0 have been unanimously approved by the Senate Commerce Committee on two separate occasions, and more than sixty Senators have co-sponsored the most recent version of KOSA introduced earlier this year. The FCC recently announced the creation of a new Privacy and Data Protection Task Force to coordinate rulemaking and enforcement across the agency and may be contemplating the creation of new rules regarding processing of personal information about communications services subscribers. The National Telecommunications and Information Administration (NTIA) of the U.S. Department of Commerce announced on September 28, 2023, its plans to issue a Request for Comment on health, safety, and privacy concerns associated with the use of online platforms by minors. Outside of the United States, the U.K.’s Information Commissioner’s Office has published the Age Appropriate Design Code, which it uses to evaluate compliance with the U.K. GDPR. The U.K.’s Online Safety Bill, which received royal assent in October 2023, will regulate the design and operation of online platforms that provide “user to user” interactivity. Many of these new and evolving laws and regulations have required and will continue to require us to incur costs and expenses and will require us to incur additional costs and expenses, in our efforts to comply.

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
The EU AI Act, which has been approved by the Council of the European Union, will impose obligations on providers and users of artificial intelligence. Under the EU AI Act, fines can reach up to €30 million or 6% of global income. The EU AI Act may impact the development and adoption of our AI solutions in Europe. Other countries, including the U.S., are increasingly looking to regulate AI. For example, on October 30, 2023, the Biden Administration issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, and several AI bills have been introduced in Congress. Numerous states have established study commissions that could lead to regulation of AI at the state level, and the Federal Trade Commission, on November 21, 2023, adopted streamlined procedures for AI-related investigations. Other countries, including Brazil, China, and Israel, are contemplating laws regulating AI. As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state, or foreign agencies becomes more likely.
RingCentral seeks to comply with applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments. In addition to the fines and damages described above, any actual or alleged failure by us to comply with any of the foregoing or to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our subscriptions and ultimately in a loss of users, which could materially and adversely affect our business.
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
Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, U.S., Georgia, and elsewhere may have access to customer data; however, no customer personal data is stored in Russia or Ukraine. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.
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

In connection with the regulatory requirements that we provide access to emergency services dialing to our interconnected VoIP customers, we must obtain from each customer, prior to the initiation of or changes to service, the physical locations at which the service will first be used for each VoIP line. For subscriptions that can be utilized from more than one physical location, we must provide customers one or more methods of updating their physical location. Because we are not able to confirm that the service is used at the actual physical addresses provided by our customers, and because customers may provide an incorrect location or fail to provide updated location information, it is possible that emergency services calls may get routed to the wrong PSAP. If emergency services calls are not routed to the correct PSAP, and if the delay results in serious injury or death, we could be sued and the damages substantial.
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
Certain technology necessary for us to provide our subscriptions may, in fact, be patented or copyrighted by other parties either now or in the future. If such technology were validly patented or copyrighted by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all. The existence of such a patent or software, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and cease offering subscriptions incorporating the technology, which could materially and adversely affect our business and results of operations.
If we, or any of our solutions, were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain subscriptions, prohibited from using certain processes, required to pay license fees for the technology, or required to redesign certain subscriptions, each of which could have a material adverse effect on our business and results of operations.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. As of June 30, 2024, our intellectual property portfolio included over 459 issued patents, including patents acquired from strategic partnership transactions, which expire between 2024 and 2042. As of June 30, 2024, we also had 71 patent applications pending examination in the U.S. and 23 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature or functionality of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development and quality assurance activities to third-party contractors located in Georgia, and previously third-party contractors that we used in other international locations. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in the Philippines, where we have outsourced a significant portion of our customer support function. We cannot assure you that agreements with these third-party contractors or their agreements with their employees and contractors will adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and results of operations.
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
On February 14, 2023, we entered into a Credit Agreement among us, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent, which was amended on August 15, 2023, November 2, 2023 to add additional commitments to the credit facility, August 2, 2024 to extend the availability of our $75.0 million of undrawn term loan commitments to May 2, 2025, and August 7, 2024 to add additional commitments of $275.0 million to the credit facility (as amended, the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are guaranteed by certain of our material domestic subsidiaries, and secured by substantially all of our personal property and that of such subsidiary guarantors. The Credit Agreement provides for a $225.0 million revolving loan facility (the “Revolving Credit Facility”) and a $750.0 million delayed draw term loan facility (the “Term Loan”). As of June 30, 2024, we had no amounts outstanding under our Revolving Credit Facility, $380.0 million principal outstanding under our Term Loan, and $75.0 million of Term Loan commitments available for draw, until May 2, 2025. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants contained in our Senior Notes Indenture.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of June 30, 2024, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may elect to terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the Convertible Notes (as defined below). We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us. Refer to Note 6 – Long-Term Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Servicing our debt, including the Notes and Credit Agreement, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay all of our indebtedness.
As of June 30, 2024, we had $161.3 million aggregate principal amount of our 0% convertible notes due 2025 (the “2025 Convertible Notes”) outstanding, $609.1 million aggregate principal amount of our 0% convertible notes due 2026 (the “2026 Convertible Notes” and, together with the 2025 Convertible Notes, the “Convertible Notes”) outstanding and $400.0 million aggregate principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes” and, together with the Convertible Notes, the “Notes”) outstanding. The 2025 Convertible Notes will mature on March 1, 2025, the 2026 Convertible Notes will mature on March 15, 2026, and the 2030 Senior Notes will mature on August 15, 2030. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, including up to $225.0 million under our existing Revolving Credit Facility, and up to $350.0 million of additional Term Loans. As of June 30, 2024, we had no amounts outstanding under our Revolving Credit Facility and $380.0 million principal outstanding under our Term Loan.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes and any amounts borrowed under the Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service its debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, the Credit Agreement and the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”) do, and any of our future debt agreements may also, contain restrictive covenants that may prohibit us from adopting some or any of these alternatives. For example, the Credit Agreement contains negative covenants that restrict our and our subsidiaries’ ability to incur indebtedness, create liens, make investments, dispose of assets and make certain restricted payments. Our failure to comply with these covenants could result in an event of default under our indebtedness which, if not cured or waived, could result in the acceleration of our debt and termination of the commitments under the Credit Agreement.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•require a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available to fund acquisitions, for working capital and capital expenditures, and for other general corporate purposes;
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulations;
•limit our flexibility in planning for, or reacting to, changes in our business and industry;
•place us at a disadvantage compared to our competitors who have less debt;
•limit our ability to obtain additional financing to fund acquisitions, for working capital and capital expenditures, and for other general corporate purposes;
•make an acquisition of our company less attractive or more difficult; and
•limit our ability to repurchase capital stock or manage shareholder dilution.

Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
We may require additional capital or need to restructure our existing debt to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, results of operations, and financial condition may be adversely affected.
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing activities to secure additional funds or restructure our existing debt. However, additional funds may not be available or we may not be able to restructure our existing debt when we need to on terms that are acceptable to us, or at all. Volatility in equity capital markets may materially and adversely affect our ability to fund our business through public or private sales of equity securities or debt restructuring. Rising interest rates and/or instability in the banking and finance industries may reduce our access to debt capital. Our current debt agreements do contain and any future debt financing that we secure in the future may include restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in the Credit Agreement, Senior Notes Indenture and any additional credit facilities or debt agreements we may secure in the future may restrict us from being able to conduct our operations in a manner appropriate for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.
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
Holders of the Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change or change of control, as applicable, before the applicable maturity date at a repurchase price as set forth in the Senior Notes Indenture or the indentures governing our Convertible Notes (the “Convertible Notes Indentures” and, together with the Senior Notes Indenture, the “Notes Indentures”), as applicable, plus any accrued and unpaid special interest thereon, if any, as set forth in the applicable Notes Indenture. In addition, upon conversion of the Convertible Notes of the applicable series, we will be required to make cash payments in respect of such Convertible Notes being converted, as set forth in the applicable Convertible Notes Indenture. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed or repurchased, as applicable. However, even though we entered into the Credit Agreement, we cannot assure you that we will have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to (i) such series of Convertible Notes being converted or (ii) such series of Notes at their respective maturity.
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
The Senior Notes Indenture contains restrictive, operational, and financial covenants that may limit our ability to engage in activities that may be in our long-term best interest.
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
As a result of these restrictions, we will be limited as to how we conduct our business, and we may be unable to access all of our available commitments under the Credit Agreement, raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration or cross-acceleration of the 2030 Senior Notes. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.
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
The Convertible Notes contain a conversion feature that allows note holders to convert Convertible Notes into shares of our Class A Common Stock as set forth in the Senior Notes Indenture. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled under the applicable Convertible Notes Indenture to convert such Convertible Notes at any time during specified periods at their option. If one or more holders of a series elect to convert their Convertible Notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such series of Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
•repurchases of Class A Common Stock by the Company;
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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of June 30, 2024, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 54% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the Class B voting structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
In addition, because of the ten-to-one voting ratio between our Class B and Class A Common Stock, the holders of Class B Common Stock collectively will continue to control many matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A Common Stock could be adversely affected.
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
We currently do not plan to declare dividends on shares of our common stock in the foreseeable future and plan to, instead, retain any earnings to finance our operations and growth. In addition, the Credit Facility contains restrictive covenants that limit our ability to pay dividends. Because we have never paid cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future, the only opportunity to achieve a return on an investor’s investment in our company will be if the market price of our Class A Common Stock appreciates and the investor sells its shares at a profit. There is no guarantee that the price of our Class A Common Stock that will prevail in the market will ever exceed the price that an investor pays.
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
On February 13, 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $175.0 million of our outstanding Class A Common Stock, subject to certain limitations. Subsequently, on each of May 16, 2023, November 1, 2023, February 7, 2024, and May 1, 2024, our board of directors authorized additional share repurchase programs under which we may repurchase up to an additional $125.0 million, $100.0 million, $150.0 million, and $250.0 million, respectively, of our outstanding Class A Common Stock, also subject to certain limitations. We plan to fund repurchases under these programs from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Convertible Notes. Under the programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. During the six months ended June 30, 2024, we repurchased approximately $159.1 million of our Class A Common Stock under these programs. The timing and number of any future shares repurchased under the programs will be determined by the Company’s management and will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review the programs periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The programs could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. These programs may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
•state that the approval of the holders of a supermajority of our outstanding shares of capital stock is required to amend our bylaws and certain provisions of our certificate of incorporation; and
•reflect two classes of common stock, as discussed above.
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
Regulators’, investors’ and other stakeholders’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
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
Our corporate headquarters and other offices and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in the U.S. (including in the state of California), Spain,

Georgia, Bulgaria, and several countries in Asia, including China, the Philippines, India, and Australia. Many of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes and typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics such as the global outbreak of COVID-19, cyber-attack, war (including ongoing geopolitical tensions related to the war between Russia and Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, including the ongoing war between Israel and Hamas), political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters or geopolitical conflicts were to occur or worsen, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended June 30, 2024 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1) (3)
Balance as of March 31, 2024				$154,689
Authorization of additional share repurchase program				250,000
April 1, 2024 to April 30, 2024	876,140	$31.43	876,140	377,208
May 1, 2024 to May 31, 2024	803,308	$34.41	803,308	349,709
June 1, 2024 to June 30, 2024	783,923	$30.61	783,923	325,952
Balance as of June 30, 2024	2,463,371		2,463,371	$325,952
(1)In May 2024, our board of directors authorized an incremental $250.0 million share repurchase program, subject to certain limitations. The authorization under this program does not expire. Refer to Note 11, Stockholders’ Deficit in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
(2)Average price per share excludes excise taxes and broker’s commissions.
(3)Amounts presented excludes excise taxes and broker’s commissions on share repurchases.
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
    Third Amendment and Fourth Amendment to Credit Agreement
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 1.01 (Entry into a Material Definitive Agreement) and Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-

Balance Sheet Arrangement of a Registrant): On August 2, 2024, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”), among the Company, the other loan parties party thereto, MUFG Bank, Ltd. and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and as collateral agent (in such capacity, the “Collateral Agent”). The Amendment amends the Credit Agreement, dated as of February 14, 2023 (the “Credit Agreement”, and as amended by the First Amendment to Credit Agreement, dated as of August 15, 2023, the Second Amendment to Credit Agreement, dated as of November 2, 2023, the Third Amendment, and the Fourth Amendment (as defined below), the “Amended Credit Agreement”), among the Company, the lenders from time to time party thereto, the Administrative Agent and the Collateral Agent, to extend the delayed draw termination date for the undrawn $75.0 million of existing delayed draw term loan commitments from August 2, 2024 to May 2, 2025. The Company will continue to pay a quarterly ticking fee at a rate of 0.500% per annum on the daily unused amount of the existing delayed draw term loan commitments to, but excluding, the earlier of the funding date of such delayed draw term loans and May 2, 2025.
On August 6, 2024, the Company entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), among the Company, the other loan parties party thereto, the lenders party thereto, the Administrative Agent and the Collateral Agent. The Amendment amends the Credit Agreement to provide additional delayed draw term loan commitments in an aggregate principal amount of up to $275.0 million in accordance with the incremental loan provisions of the Credit Agreement. The Company is required to pay a quarterly ticking fee at a rate of 0.350% per annum, increasing to 0.500% per annum on February 6, 2025, on the daily unused amount of such new delayed draw term loan commitments to, but excluding, the earlier of the funding date of such new delayed draw term loans and May 6, 2025. Once borrowed, the additional delayed draw term loans will bear interest, at the Company’s option, at either (a) a base rate, defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 0.75% and 1.25%; and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 1.75% and 2.25%. The applicable margin in each case is determined based on the Company’s total net leverage ratio.
As of August 6, 2024, there was $380.0 million in aggregate principal amount of term loans and no revolving loans or letters of credit outstanding under the Amended Credit Agreement. Following the Fourth Amendment, the aggregate principal amount of available term loan commitments under the Amended Credit Agreement equaled $350.0 million.
Certain of the lenders under the Amended Credit Agreement and their affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company or the Company’s affiliates. They have received, or may in the future receive, customary fees and commissions for those transactions.
Refer to Note 6, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement.
The foregoing description of the Third Amendment and the Fourth Amendment and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the Third Amendment and the Fourth Amendment, copies of which will be filed with the Securities and Exchange Commission in a subsequent periodic report and are incorporated herein by reference.
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

RingCentral, Inc.

Date: August 7, 2024	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2024	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)