Form 10-Q
period 2024-09-30
RingCentral, Inc.
filed 2024-11-08
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of October 28, 2024, there were 80,506,041 shares of Class A Common Stock issued and outstanding and 9,924,538 shares of Class B Common Stock issued and outstanding.

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
•our success in our target market segments and key vertical markets;
•anticipated trends, developments and challenges in our business and in the markets in which we operate, as well as general macroeconomic conditions and geopolitical conflicts;
•our ability to scale to our desired goals, particularly the implementation of new processes and systems and on-boarding new workers;
•the impact of competition in our industry and innovation by our competitors;
•our ability to anticipate and adapt to future changes in our industry;
•our ability to predict subscriptions revenues, formulate accurate financial projections, manage debt expense, and make strategic business decisions based on our analysis of market trends;
•our ability to anticipate market needs and develop new and enhanced products and solutions and subscriptions to meet those needs, and our ability to successfully monetize them;
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
•our dependency on third-party vendors of hardware, software and services that we offer and sell to our customers and our ability to effectively offer customers an alternate solution;
•the potential effect on our business of litigation to which we may become a party;
•our liquidity and working capital requirements;
•the impact of changes in the regulatory environment including with respect to AI;
•our ability to protect our intellectual property and rely on open source licenses;
•our expectations regarding the growth and reliability of public cloud and internet infrastructure;
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
•our ability to protect our systems and our customer information from fraud, social engineering breaches, and cyber-attack;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$212,652	$222,195
Accounts receivable, net	395,805	364,438
Deferred and prepaid sales commission costs	185,906	184,620
Prepaid expenses and other current assets	64,612	77,396
Total current assets	858,975	848,649
Property and equipment, net	185,160	184,390
Operating lease right-of-use assets	45,100	42,989
Deferred and prepaid sales commission costs, non-current	347,683	395,724
Goodwill	75,322	67,370
Acquired intangibles, net	290,234	393,767
Other assets	15,908	12,024
Total assets	$1,818,382	$1,944,913
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$34,786	$53,295
Accrued liabilities	287,820	325,632
Current portion of long-term debt, net	181,143	20,000
Deferred revenue	260,999	233,619
Total current liabilities	764,748	632,546
Long-term debt, net	1,352,057	1,525,482
Operating lease liabilities	29,830	28,178
Other long-term liabilities	17,648	61,827
Total liabilities	2,164,283	2,248,033

Commitments and contingencies (Note 10)
Series A convertible preferred stock	199,449	199,449

Stockholders’ deficit
Common stock	9	9
Additional paid-in capital	1,210,961	1,204,781
Accumulated other comprehensive loss	(6,084)	(8,223)
Accumulated deficit	(1,750,236)	(1,699,136)
Total stockholders’ deficit	(545,350)	(502,569)
Total liabilities, temporary equity and stockholders’ deficit	$1,818,382	$1,944,913
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Subscriptions	$582,970	$531,030	$1,707,515	$1,552,956
Other	25,795	27,134	78,368	78,202
Total revenues	608,765	558,164	1,785,883	1,631,158
Cost of revenues
Subscriptions	150,864	141,172	442,621	413,664
Other	29,320	27,802	84,712	80,403
Total cost of revenues	180,184	168,974	527,333	494,067
Gross profit	428,581	389,190	1,258,550	1,137,091
Operating expenses
Research and development	84,144	85,444	244,422	250,965
Sales and marketing	276,976	270,767	819,193	795,422
General and administrative	64,170	87,154	207,902	244,472
Total operating expenses	425,290	443,365	1,271,517	1,290,859
Income (loss) from operations	3,291	(54,175)	(12,967)	(153,768)
Other income (expense), net
Interest expense	(16,393)	(12,162)	(48,668)	(19,492)
Other income	1,073	20,441	12,820	61,521
Other income (expense), net	(15,320)	8,279	(35,848)	42,029
Loss before income taxes	(12,029)	(45,896)	(48,815)	(111,739)
(Benefit from) provision for income taxes	(4,176)	(3,780)	2,285	6,258
Net loss	$(7,853)	$(42,116)	$(51,100)	$(117,997)
Net loss per common share
Basic and diluted	$(0.09)	$(0.45)	$(0.55)	$(1.24)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	91,892	94,593	92,590	95,213
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,853)	$(42,116)	$(51,100)	$(117,997)
Other comprehensive income (loss)
Foreign currency translation adjustments	9,122	(3,588)	5,069	(3,398)
Unrealized gain (loss) on derivative instruments	(10,153)	5,541	(2,930)	8,935
Total other comprehensive income (loss)	(1,031)	1,953	2,139	5,537
Comprehensive loss	$(8,884)	$(40,163)	$(48,961)	$(112,460)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2023	93,467	$9	$1,204,781	$(8,223)	$(1,699,136)	$(502,569)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,765	—	(2,020)	—	—	(2,020)
Issuance of common stock in connection with strategic partnership arrangement	255	—	7,972	—	—	7,972
Repurchases of common stock	(2,364)	—	(80,635)	—	—	(80,635)
Share-based compensation	—	—	80,268	—	—	80,268
Other comprehensive income	—	—	—	3,110	—	3,110
Net loss	—	—	—	—	(28,494)	(28,494)
Balance as of March 31, 2024	93,123	9	1,210,366	(5,113)	(1,727,630)	(522,368)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,941	—	7,896	—	—	7,896
Repurchases of common stock	(2,534)	—	(78,854)	—	—	(78,854)
Share-based compensation	—	—	79,764	—	—	79,764
Other comprehensive income	—	—	—	60	—	60
Net loss	—	—	—	—	(14,753)	(14,753)
Balance as of June 30, 2024	92,530	9	1,219,172	(5,053)	(1,742,383)	(528,255)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,433	—	(1,209)	—	—	(1,209)
Repurchases of common stock	(2,645)	—	(83,591)	—	—	(83,591)
Share-based compensation	—	—	76,589	—	—	76,589
Other comprehensive loss	—	—	—	(1,031)	—	(1,031)
Net loss	—	—	—	—	(7,853)	(7,853)
Balance as of September 30, 2024	91,318	$9	$1,210,961	$(6,084)	$(1,750,236)	$(545,350)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2022	95,385	$10	$1,059,880	$(8,781)	$(1,533,896)	$(482,787)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,108	—	(1,641)	—	—	(1,641)
Issuance of common stock in connection with strategic partnership arrangement	1,265	—	42,585	—	—	42,585
Repurchases of common stock	(2,160)	—	(74,776)	—	—	(74,776)
Share-based compensation	—	—	97,303	—	—	97,303
Other comprehensive income	—	—	—	1,760	—	1,760
Net loss	—	—	—	—	(54,399)	(54,399)
Balance as of March 31, 2023	95,598	10	1,123,351	(7,021)	(1,588,295)	(471,955)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,978	—	8,542	—	—	8,542
Issuance of common stock in connection with strategic partnership arrangement	428	—	12,429	—	—	12,429
Repurchases of common stock	(3,320)	(1)	(100,505)	—	—	(100,506)
Share-based compensation	—	—	99,307	—	—	99,307
Other comprehensive income	—	—	—	1,824	—	1,824
Net loss	—	—	—	—	(21,482)	(21,482)
Balance as of June 30, 2023	94,684	9	1,143,124	(5,197)	(1,609,777)	(471,841)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings, and other commercial arrangements	1,551	—	(3,071)	—	—	(3,071)
Repurchases of common stock	(2,489)	—	(75,292)	—	—	(75,292)
Share-based compensation	—	—	105,911	—	—	105,911
Other comprehensive income	—	—	—	1,953	—	1,953
Net loss	—	—	—	—	(42,116)	(42,116)
Balance as of September 30, 2023	93,746	$9	$1,170,672	$(3,244)	$(1,651,893)	$(484,456)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(51,100)	$(117,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	167,557	174,723
Share-based compensation	258,607	314,533
Unrealized loss on investments	—	1,646
Amortization of deferred and prepaid sales commission costs	120,685	100,618
Amortization of debt discount and issuance costs	3,112	3,465
Gain on early extinguishment of debt	—	(42,891)
Reduction of operating lease right-of-use assets	15,329	15,272
Provision for bad debt	4,852	5,200
Other	(11,762)	4,879
Changes in assets and liabilities:
Accounts receivable	(36,219)	(39,641)
Deferred and prepaid sales commission costs	(99,238)	(103,773)
Prepaid expenses and other assets	15,592	(7,251)
Accounts payable	(17,473)	(31,664)
Accrued and other liabilities	(24,461)	9,383
Deferred revenue	18,709	15,309
Operating lease liabilities	(13,796)	(15,993)
Net cash provided by operating activities	350,394	285,818
Cash flows from investing activities
Purchases of property and equipment	(18,617)	(17,515)
Capitalized internal-use software	(40,858)	(38,241)
Cash paid for business combination, net of cash acquired	(26,291)	(14,709)
Purchases of intangible assets	(2,540)	—
Net cash used in investing activities	(88,306)	(70,465)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	10,000	10,954
Payments for taxes related to net share settlement of equity awards	(5,333)	(7,124)
Payments for repurchases of common stock	(244,996)	(249,568)
Proceeds from issuance of long-term debt, net of issuance costs	—	786,311
Payments for the repurchase of convertible notes	—	(580,960)
Payments for fees on long-term debt	(4,308)	—
Repayments of principal on long-term debt	(15,000)	(5,000)
Repayments for financing obligations	(3,085)	(4,738)
Payments for contingent consideration	(10,345)	(1,673)
Net cash used in financing activities	(273,067)	(51,798)
Effect of exchange rate changes	1,436	(1,187)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,543)	162,368
Cash, cash equivalents, and restricted cash
Beginning of period	222,195	269,984
End of period	$212,652	$432,352
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$52,921	$10,166
Cash paid for income taxes, net of refunds	$13,519	$9,291
Non-cash investing and financing activities
Common stock issued in connection with strategic partnership arrangement	$7,972	$55,014
Equipment and capitalized internal-use software purchased and unpaid at period end	$4,883	$4,172
Contingent consideration	$—	$7,461
Equipment acquired under financing obligations	$—	$2,997
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
RingCentral, Inc. (the “Company”) is a leading provider of AI-powered cloud business communications, contact center, video, and hybrid event solutions. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.
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
The Company’s significant accounting policies are described in Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2024.
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
Concentrations
As of September 30, 2024 and December 31, 2023, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable.
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of September 30, 2024 and December 31, 2023, approximately 91% and 94% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of September 30, 2024 and December 31, 2023.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions for the three and nine months ended September 30, 2024 and 2023, and no material amounts payable to or amounts receivable from related parties as of September 30, 2024 and December 31, 2023.
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
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.
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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Primary geographical markets
North America	89%	90%	90%	90%
Others	11	10	10	10
Total revenues	100%	100%	100%	100%
The Company derived over 90% of subscription revenues from RingEX (formerly RingCentral MVP) and RingCentral contact center solutions for the three and nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024 and 2023, RingCentral contact center solutions represented over 10% of total revenues.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred revenue
During the three and nine months ended September 30, 2024, the Company recognized revenue of $25.1 million and $213.2 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of September 30, 2024 that has not yet been recognized was approximately $2.6 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 52% of this balance over the next 12 months and 48% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $12.8 million and $11.9 million for the three months ended September 30, 2024 and 2023, respectively, and $38.5 million and $33.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash	$99,471	$113,733
Money market funds	113,181	108,462
Total cash and cash equivalents	$212,652	$222,195
As of September 30, 2024 and December 31, 2023, $7.4 million and $1.1 million in the cash balance above, respectively, represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable	$305,893	$280,544
Unbilled accounts receivable	105,343	96,366
Allowance for doubtful accounts	(15,431)	(12,472)
Accounts receivable, net	$395,805	$364,438
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$39,798	$32,440
Inventory	2,059	1,492
Other current assets	22,755	43,464
Total prepaid expenses and other current assets	$64,612	$77,396

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer hardware and software	$253,757	$238,802
Internal-use software development costs	301,620	255,649
Furniture and fixtures	10,004	8,964
Leasehold improvements	14,365	14,369
Total property and equipment, gross	579,746	517,784
Less: accumulated depreciation and amortization	(394,586)	(333,394)
Property and equipment, net	$185,160	$184,390
Total depreciation and amortization expense related to property and equipment was $21.1 million and $21.0 million for the three months ended September 30, 2024 and 2023, respectively, and $64.5 million and $61.8 million for the nine months ended September 30, 2024 and 2023, respectively.
A summary of activity of the Company’s carrying value of goodwill during the nine months ended September 30, 2024 is presented in the following table (in thousands):

Balance as of December 31, 2023	$67,370
Acquisitions (Note 8)	7,662
Foreign currency translation adjustments	290
Balance as of September 30, 2024	$75,322
The carrying values of intangible assets are as follows (in thousands):

		September 30, 2024			December 31, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	4.3 years	$51,925	$24,731	$27,194	$26,506	$21,834	$4,672
Developed technology	2.1 years	778,270	515,230	263,040	826,077	436,982	389,095
Total acquired intangible assets		$830,195	$539,961	$290,234	$852,583	$458,816	$393,767
For the nine months ended September 30, 2024, the Company recognized a gross reduction of $50.6 million related to its developed technology assets. This reduction included $28.5 million due to an amended agreement with a strategic partner and $22.1 million attributed to the retirement of fully amortized developed technology. See Note 5 - Strategic Partnerships, for additional information regarding our amended agreement with a strategic partner. During the three months ended September 30, 2024, the Company purchased certain intangible assets including trademarks and domain names amounting to $0.8 million.
Amortization expense from acquired intangible assets for the three months ended September 30, 2024 and 2023 was $33.5 million and $38.2 million, respectively, and $103.1 million and $112.9 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2024 (remaining)	$33,384
2025	133,202
2026	110,735
2027	5,147
2028 onwards	7,766
Total estimated amortization expense	$290,234
Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$48,899	$63,009
Accrued sales, use, and telecom related taxes	58,668	43,796
Accrued marketing and sales commissions	33,205	60,528
Operating lease liabilities, short-term	18,708	16,707
Other accrued expenses	128,340	141,592
Total accrued liabilities	$287,820	$325,632
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $41.6 million and $35.5 million for the three months ended September 30, 2024 and 2023, respectively, and $120.7 million and $100.6 million for the nine months ended September 30, 2024 and 2023, respectively. There was no asset write-off or impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
Supplier Financing Obligations
The Company has established financing arrangements with certain third-party financial institutions and participating suppliers to be repaid over different terms ranging up to five years. Some of these financing arrangements are collateralized against property and equipment. As of September 30, 2024 and December 31, 2023, the Company’s outstanding financing obligations related to such arrangements included in accrued liabilities and other long-term liabilities were $2.0 million and $4.2 million respectively.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The financial instruments carried at fair value were determined using the following inputs (in thousands):

	Fair Value at September 30, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$113,181	$113,181	$—	$—
Other assets:
Interest rate swap derivatives	$124	$—	$124	$—
Other long-term liabilities:
Interest rate swap derivatives	$5,566	$—	$5,566	$—
Contingent consideration	$7,461	$—	$—	$7,461

	Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$108,462	$108,462	$—	$—
Other assets:
Interest rate swap derivatives	$3,505	$—	$3,505	$—
Other long-term liabilities:
Interest rate swap derivatives	$6,017	$—	$6,017	$—
Contingent consideration	$7,461	$—	$—	$7,461
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, accrued liabilities and other liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of September 30, 2024, the fair value of the 0% convertible senior notes due 2025 (the “2025 Convertible Notes”) was approximately $156.9 million, and the fair value of the 0% convertible senior notes due 2026 (the “2026 Convertible Notes and, together with the 2025 Convertible Notes, the “Convertible Notes”) was approximately $559.6 million. The fair value for the Convertible Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of September 30, 2024, the carrying amount of the Term Loan was $375.0 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of September 30, 2024, the fair value of the 8.50% senior notes due 2030 (the “2030 Senior Notes” and, together with the Convertible Notes, the “Notes”) was approximately $427.9 million. The fair value for the 2030 Senior Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Fair Value of Derivative Instruments
The Company’s interest rate swap derivative, which is considered as Level 2 in the fair value hierarchy, is valued using a discounted cash flow model that utilizes observable inputs including forward interest rate data at the measurement date.
Contingent Consideration
The contingent consideration as presented in the fair-value table above is related to the Company’s acquisition of Hopin in the third quarter of 2023, and represents the future potential earn-out payments based on the achievement of specified performance targets over multiple years, paid quarterly in cash. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation that includes significant unobservable inputs including the discount rate and projected revenues over the earn-out period. This contingent liability was classified as level 3 within the fair value hierarchy. There was no change in the estimated fair value of the contingent consideration during the three and nine months ended September 30, 2024.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Strategic Partnerships
During the second quarter of 2024, the Company and Mitel amended certain terms of their prior strategic arrangement, pursuant to which Mitel became a non-exclusive partner of the Company. In connection with the transaction, there was a release of $28.5 million of unpaid contingent consideration, which was recorded as a reduction to the developed technology intangible assets. During the second quarter of 2024, the Company also recorded a gain of $7.7 million in other income in the Condensed Consolidated Statements of Operations, pursuant to an amended agreement with one of its strategic partners.
Note 6. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	September 30, 2024	December 31, 2023
2030 Senior Notes	August 15, 2030	$400,000	$400,000
Term Loan under Credit Agreement (1)	February 14, 2028	375,000	390,000
Revolving Credit Facility under Credit Agreement (2)	February 14, 2028	—	—
2025 Convertible Notes	March 1, 2025	161,326	161,326
2026 Convertible Notes	March 15, 2026	609,065	609,065
Total principal amount		1,545,391	1,560,391
Less: unamortized debt discount and issuance costs on long-term debt		(12,191)	(14,909)
Less: current portion of long-term debt, net (3)		(181,143)	(20,000)
Net carrying amount of long-term debt		$1,352,057	$1,525,482

(1)The Company has $350.0 million available for drawdown under the Term Loan as of September 30, 2024.
(2)The Company has $225.0 million available for borrowing under the Revolving Credit Facility as of September 30, 2024.
(3)The current portion of long-term debt, net as of September 30, 2024 relates to $161.1 million net carrying amount from the 2025 Convertible Notes, and $20.0 million of expected principal payments due on the Term Loan. The Term Loan requires quarterly principal payments of 1.25% of the $400.0 million principal amount drawn, with balance due at maturity.
The following table sets forth the future minimum principal payments for long-term debt as of September 30, 2024 (in thousands):

	2025 Convertible Notes	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2024 remaining	$—	$—	$5,000	$—	$5,000
2025	161,326	—	20,000	—	181,326
2026	—	609,065	20,000	—	629,065
2027	—	—	20,000	—	20,000
2028 onwards	—	—	310,000	400,000	710,000
Total principal amount	$161,326	$609,065	$375,000	$400,000	$1,545,391
2030 Senior Notes
In August 2023, the Company issued $400.0 million aggregate principal amount of the 2030 Senior Notes in a private offering. The 2030 Senior Notes are guaranteed by the Company’s domestic subsidiaries and are subject to certain covenants and redemption provisions outlined in the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”). As of September 30, 2024, the carrying value of the outstanding 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $392.9 million, and the Company was in compliance with all covenants under the Senior Notes Indenture. The effective interest rate on the 2030 Senior Notes was 8.9% as of September 30, 2024.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Credit Agreement
In February 2023, the Company entered into a credit agreement with certain lenders, providing for a $200.0 million revolving credit facility (the “Revolving Credit Facility”) and a $400.0 million term loan (the “Term Loan”). In the second quarter of 2023, the Company drew down the initial $400.0 million Term Loan to repurchase a portion of the 2025 Convertible Notes. The credit facilities were subsequently amended in 2023 and 2024 to increase the Revolving Credit Facility to $225.0 million and the Term Loan to $750.0 million (collectively, as amended, the “Credit Agreement”). The proceeds from the Revolving Credit Facility can be used for working capital and general corporate purposes, while the remaining $350.0 million tranches of the Term Loan can be used to repurchase a portion of the Company’s convertible notes and for working capital and general corporate purposes. The credit facilities are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors. If on any date that is within 91 days prior to the final scheduled maturity date of any series of the Convertible Notes (defined below), such series of Convertible Notes is in an aggregate principal amount outstanding that exceeds an amount equal to 50% of last twelve months EBITDA, calculated as set forth in the Credit Agreement, the maturity date of both the Revolving Credit Facility and Term Loan shall automatically be modified to be such date. As of September 30, 2024, $350.0 million of the Term Loan remains available for draw until May 2025. The Company will continue to pay a quarterly ticking fee of up to 0.500% per annum on the daily unused amount of the Term Loan commitments until the earlier of the funding or the end of the availability period. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants in the Senior Notes Indenture.
Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either: (a) the fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.5% per annum, and (iii) an adjusted term Secured Overnight Financing Rate (“SOFR”) determined on the basis of a one-month interest period, plus 1.0%, in each case, plus a margin of between 0.75% and 2.0%; and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 1.75% and 3.0%. The applicable margin in each case is determined based on the Company’s total net leverage ratio and varies between tranches of Term Loans. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.
As of September 30, 2024, the carrying value of the 2028 Term Loan, net of unamortized debt discount and issuance costs, was $372.5 million. As of September 30, 2024, the Company incurred $9.2 million of debt issuance costs in connection with the Credit Agreement, of which $7.0 million was capitalized in the Condensed Consolidated Balance Sheets and amortized primarily using the effective interest rate over the term of the Credit Agreement, while the remaining amount was expensed in the period incurred. As of September 30, 2024, the effective interest rate on the Term Loan was 8.1%. As of September 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.
Convertible Notes
In March 2020, the Company issued $1.0 billion of the 2025 Convertible Notes, and in September 2020, it issued $650.0 million of the 2026 Convertible Notes. The Convertible Notes are senior, unsecured obligations that do not bear regular interest and the principal amount of the Convertible Notes does not accrete. As of September 30, 2024, the carrying values of the 2025 and 2026 Convertible Notes, net of unamortized debt issuance costs, were $161.1 million and $606.6 million, respectively, and the Company was in compliance with all covenants under the Convertible Notes Indenture.
Other Terms of the Convertible Notes

	2025 Convertible Notes	2026 Convertible Notes
$1,000 principal amount initially convertible into number of the Company’s Class A Common Stock, par value $0.0001	2.7745 shares	2.3583 shares
Equivalent initial approximate conversion price per share	$360.43	$424.03
During the three and nine months ended September 30, 2024, the conditions allowing holders of the 2025 Convertible Notes and 2026 Convertible Notes to convert were not met. The Convertible Notes of either series may be convertible thereafter if one or more of the conversion conditions specified in the applicable Convertible Notes Indenture is satisfied during future measurement periods.

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
In August 2023, the Company used a portion of the net proceeds from the offering of the 2030 Senior Notes to repurchase $125.3 million and $40.9 million principal of the 2025 Convertible Notes and 2026 Convertible Notes, respectively, by paying an aggregate amount of $153.6 million in cash, resulting in a gain on early debt extinguishment of $11.8 million, net of related unamortized debt issuance costs.
In December 2023, the Company used a portion of the remaining net proceeds from the offering of the 2030 Senior Notes to repurchase $252.7 million principal of the 2025 Convertible Notes by paying $241.3 million in cash, resulting in a gain of early debt extinguishment in the amount of $10.5 million, net of related unamortized debt issuance costs.
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
The following table below sets forth key terms and costs incurred for the outstanding Capped Calls:

2026 Convertible Notes
Initial approximate strike price per share, subject to certain adjustments	$424.03
Initial cap price per share, subject to certain adjustments	$556.10
Net cost incurred (in millions)	$41.8
Class A Common Stock covered, subject to anti-dilution adjustments (in millions)	1.5
Settlement commencement date	2/13/2025
Settlement expiration date	3/13/2025
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$14,839	$10,869	$44,515	$14,155
Amortization of debt discount and issuance costs	1,098	1,067	3,112	3,465
Total interest expense related to long-term debt	$15,937	$11,936	$47,627	$17,620

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Derivative Instruments
In May 2023, the Company entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with the Company’s variable rate borrowing program by paying a quarterly fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. As of September 30, 2024, the interest rate swap agreement had a notional amount of $375.0 million.
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
As of September 30, 2024, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $0.1 million. During the three and nine months ended September 30, 2024, the Company reclassified $1.5 million and $4.5 million, respectively, from accumulated other comprehensive loss to earnings as an offset and reduction to interest expense.
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
Transaction costs related to the acquisition of $4.2 million were expensed as incurred as general and administrative expenses. The Company included the results of operations from the acquisition date, which were not material, in the condensed consolidated financial statements.
Note 9. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2024, non-cancelable leases expire on various dates between 2024 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2024 and December 31, 2023, the balance sheet components of leases were as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$45,100	$42,989

Accrued liabilities	$18,708	$16,707
Operating lease liabilities	29,830	28,178
Total operating lease liabilities	$48,538	$44,885

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The supplemental cash flow information related to operating leases for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$15,950	$17,522

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$17,172	$12,467
As of September 30, 2024, the Company has additional operating leases of approximately $5.6 million that have not yet commenced and as such, have not yet been recognized on the Company’s Condensed Consolidated Balance Sheets. These operating leases are expected to commence in the fourth quarter of 2024 with a minimum lease terms of approximately 3.5 years.
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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed a demurrer to the amended complaint on October 18, 2021, and a motion for judgment on the pleadings on January 23, 2023. The Court overruled the Company’s demurrer and motion for judgment on the pleadings, and the parties then engaged in discovery. The Company filed a motion for summary judgment (“MSJ”) on February 16, 2024. An evidentiary hearing was held on August 2, 2024 and a hearing on the MSJ was held on October 11, 2024, whereupon, the Court granted the Company’s motion for summary judgement. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s condensed consolidated financial statements, it is not reasonably possible to provide an estimated amount of any such loss or range of loss that may occur.

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
The following tables summarizes the share repurchase activity of the Company’s Class A Common Stock for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024		2023
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	2,649	$83,186	2,489	$74,948
Amounts for excise tax withholdings and broker’s commissions	—	405	—	344
Total repurchases of common stock	2,649	$83,591	2,489	$75,292

	Nine Months Ended September 30,
	2024		2023
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	7,473	$242,271	7,969	$249,409
Amounts for excise tax withholdings and broker’s commissions	—	809	—	1,164
Total repurchases of common stock	7,473	$243,080	7,969	$250,573
As of September 30, 2024, approximately $242.8 million remained authorized and available under the Company’s share repurchase programs for future share repurchases. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three and nine months ended September 30, 2024 and 2023, the Company reflected the applicable excise tax withholdings and broker’s commissions in additional paid in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued liabilities in the Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2024, the Company paid $245.0 million for share repurchases, which included $4.1 million that was pending from the prior year and excluded $1.5 million that was settled in October 2024.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the number of shares of the Company’s Class A Common Stock repurchased and settled under share repurchase programs for the three and nine months ended September 30, 2024 (in thousands):

Repurchases during the three months ended March 31, 2024	2,361
Repurchases unsettled as of March 31, 2024	(115)
Prior quarter repurchases settled during the three months ended March 31, 2024	118
Total repurchases settled during the three months ended March 31, 2024	2,364

Repurchases during the three months ended June 30, 2024	2,463
Repurchases unsettled as of June 30, 2024	(44)
Prior quarter repurchases settled during the three months ended June 30, 2024	115
Total repurchases settled during the three months ended June 30, 2024	2,534

Repurchases during the three months ended September 30, 2024	2,649
Repurchases unsettled as of September 30, 2024	(48)
Prior quarter repurchases settled during the three months ended September 30, 2024	44
Total repurchases settled during the three months ended September 30, 2024	2,645
Note 12. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$7,222	$9,530	$23,138	$27,134
Research and development	19,702	24,265	57,999	70,358
Sales and marketing	34,951	37,694	101,740	114,455
General and administrative	21,784	40,193	75,730	102,586
Total share-based compensation expense	$83,659	$111,682	$258,607	$314,533
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee stock purchase plan rights (“ESPP”)	$1,030	$1,063	$4,733	$5,744
Performance stock units (“PSUs”)	2,540	10,875	14,914	15,211
Restricted stock units (“RSUs”)	80,089	99,744	238,960	293,578
Total share-based compensation expense	$83,659	$111,682	$258,607	$314,533
Equity Incentive Plans
As of September 30, 2024, a total of 14,073,905 shares remained available for grant under the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of September 30, 2024, there was a total of $0.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 0.1 years. As of September 30, 2024, a total of 6,781,827 shares were available for issuance under the ESPP.
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of September 30, 2024, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	10,047	$52.47	$325,153
Granted	6,039	36.19
Released	(4,850)	53.93
Canceled/Forfeited	(1,859)	41.50
Outstanding as of September 30, 2024	9,377	$43.41	$296,597
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over three or four years.
As of September 30, 2024, there was a total of $314.9 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.3 years.
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
As of September 30, 2024, there was a total of $21.8 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 0.9 years.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus and executive equity compensation plans (the “Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions and in lieu of a portion of base salary. During the three and nine months ended September 30, 2024, the Company issued 313,067 and 1,027,585, respectively, under the employee equity bonus plan. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of September 30, 2024 was approximately $4.3 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan.
Note 13. Income Taxes
The (benefit from) provision for income taxes was $(4.2) million and $(3.8) million for the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $6.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Beginning in 2022, the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017 eliminated the option to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively.
Due to this required capitalization of research and development expenditures, the Company has recorded current U.S. income tax expense of $1.9 million and $4.7 million for the three and nine months ended September 30, 2024. The current U.S. income tax provision is primarily for federal and state taxes currently payable that we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, except with respect to the UK deferred tax assets described below, the Company does not believe it is more likely than not that certain net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic net deferred tax assets as of September 30, 2024 and December 31, 2023. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
On September 30, 2024, RingCentral UK Ltd (“RC UK”), a wholly-owned subsidiary of the Company, entered into a License Agreement and a Limited Risk Distributor Agreement with the Company, which resulted in the reclassification of RC UK from a Full Risk Distributor into a Limited Risk Distributor. The Company determined that it was more likely than not that the UK deferred tax assets were realizable. As a result, during the third quarter of 2024, the Company released the valuation allowance against the UK deferred tax assets and recorded a $4.6 million income tax benefit under (benefit from) provision for income taxes in the Condensed Consolidated Statement of Operations.
During the three and nine months ended September 30, 2024, there were no material changes to the total amount of unrecognized tax benefits.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, performance stock units, ESPP, convertible notes, and convertible preferred stock, to the extent dilutive. For the three and nine months ended September 30, 2024 and 2023, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(7,853)	$(42,116)	$(51,100)	$(117,997)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	91,892	94,593	92,590	95,213
Basic and diluted net loss per share	$(0.09)	$(0.45)	$(0.55)	$(1.24)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares of common stock issuable under equity incentive plans outstanding	10,493	12,598	10,083	9,320
Shares of common stock related to convertible preferred stock	743	743	743	743
Potential common shares excluded from diluted net loss per share	11,236	13,341	10,826	10,063
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 15. Restructuring Activities
During the three and nine months ended September 30, 2024, the Company incurred restructuring costs of $4.8 million and $10.6 million, respectively, in continuation of management’s headcount actions as part of the broader efforts to optimize the Company’s cost structure. The restructuring costs primarily consisted of severance payments, employee benefits and related costs. The Company expects to substantially complete these actions in 2024, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2024, and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$713	$6	$1,320	$695
Research and development	1,056	1,794	2,829	4,281
Sales and marketing	2,028	1,124	4,639	5,093
General and administrative	1,049	1,520	1,838	2,856
Total restructuring costs	$4,846	$4,444	$10,626	$12,925
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2023	$3,191
Restructuring costs	10,626
Cash payments	(11,755)
Balance as of September 30, 2024	$2,062

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
Overview
We are a leading provider of AI-powered cloud business communications, contact center, video, and hybrid event solutions. We believe that our innovative, cloud-based communication and contact center solutions disrupt the large market for business communications and collaboration by providing flexible and cost-effective solutions that support mobile and distributed workforces. We enable convenient and effective communications for organizations across all their locations and employees, enabling them to be more productive and more responsive.
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
Our multi-product portfolio includes:
•RingEX (formerly RingCentral MVP), an AI-powered Unified Communications as a Service (“UCaaS”) platform, which features an industry-leading cloud phone system, enhanced business SMS, efax, team messaging, and video meetings. It includes advanced telephony capabilities such as Interactive Voice Response (“IVR”), advanced call queues and management, along with a broad set of telephony integrations as well as numerous APIs to create custom communication workflows. Additionally, the platform offers robust IT and business analytics, plus a comprehensive suite of cloud migration solutions like RingCentral Cloud Connector for simplified hybrid deployments;
•Contact Center as a Service (“CCaaS”), a set of cloud-based customer experience solutions that includes RingCentral Contact Center, an Original Equipment Manufacturer (“OEM”) solution, and RingCX, a native omnichannel contact center with generative AI capabilities and conversation analytics launched in August 2023;
•RingCentral Video, our native video meeting solution with team messaging, whiteboarding that enables smart video meetings, rooms solutions (sold separately as RingCentral Rooms), and webinars (sold separately as RingCentral Webinars), as well as RingCentral Meetings, an OEM solution;
•RingCentral Events, launched in November 2023 following the acquisition of Hopin Events and Session Platforms, offers a comprehensive suite of features for hosting virtual, hybrid, and in-person events of all sizes from single-session gatherings to multi-day, multi-session conferences. It includes advanced personalization options and AI-powered capabilities to enhance attendee experience; and
•RingSense, announced in March 2023, is an AI platform for enhanced business communications and revenue intelligence that helps organizations unlock powerful insights from conversation data. RingSense for Sales, the first offering in this portfolio, analyzes interactions among salespeople and their prospects to surface key insights and performance measures, helping increase sales efficiency. RingSense AI is being infused across our entire portfolio with offerings such as RingSense AI for RingEX, RingSense AI for RingCX (Quality Management and Workforce Engagement Management), and AI capabilities included as part of RingCentral Events and Webinar.

Our portfolio of cloud-based offerings are subscription based and made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For each of the three and nine months ended September 30, 2024 and 2023, subscriptions revenues accounted for over 90% of our total revenues. The remainder of our revenues are primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We use our direct inside sales force and indirect sales channels to market our brand and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Global Service Providers and strategic partners who market and sell our RingEX, RingCX or other solutions, including co-branded solutions.
Our revenue growth has primarily been driven by our flagship RingEX, RingCentral contact center solutions, and recurring license and other fees. Our revenue is derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. As of September 30, 2024, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and nine months ended September 30, 2024 and 2023, the vast majority of our total revenues were generated in the U.S. and Canada.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base, expand our indirect sales channels, continue to innovate, grow revenues from our existing customer base, increase our sales and revenues from our existing and new products, expand our distribution channels, and scale internationally.
Beginning in 2023, pursuant to our approved reduction-in-force plan as part of broader efforts to optimize the Company’s cost structure, we have been actively implementing various measures to enhance operational efficiencies. These include stricter discipline in spending, increased productivity, efficiency gains, and optimizing our go-to-market strategies.
Macroeconomic Conditions and Other Factors
We are subject to risks and exposures caused by the current macroeconomic environment. Macroeconomic factors include persistent inflation, higher interest rates, supply chain disruptions, decreased economic output, geopolitical conflict and fluctuations in currency exchange rates, all of which can cause uncertainty. The overall macroeconomic environment may affect buying behavior from larger customers that could have an adverse impact on our results. We have in the past and may in the future experience lower upsell and increased downsell of additional RingEX (formerly Ring MVP) services within our existing base as customers slow hiring and rationalize their employee counts. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2024 was $206.7 million. As such, our ARR at September 30, 2024 was $2.48 billion compared to $2.26 billion at September 30, 2023.

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
Our key business metrics for the five quarterly periods ended September 30, 2024 were as follows (dollars in billions, except percentages):

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.48	$2.43	$2.37	$2.33	$2.26

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Subscriptions	$582,970	$531,030	$1,707,515	$1,552,956
Other	25,795	27,134	78,368	78,202
Total revenues	608,765	558,164	1,785,883	1,631,158
Cost of revenues
Subscriptions	150,864	141,172	442,621	413,664
Other	29,320	27,802	84,712	80,403
Total cost of revenues	180,184	168,974	527,333	494,067
Gross profit	428,581	389,190	1,258,550	1,137,091
Operating expenses
Research and development	84,144	85,444	244,422	250,965
Sales and marketing	276,976	270,767	819,193	795,422
General and administrative	64,170	87,154	207,902	244,472
Total operating expenses	425,290	443,365	1,271,517	1,290,859
Income (loss) from operations	3,291	(54,175)	(12,967)	(153,768)
Other income (expense), net
Interest expense	(16,393)	(12,162)	(48,668)	(19,492)
Other income	1,073	20,441	12,820	61,521
Other income (expense), net	(15,320)	8,279	(35,848)	42,029
Loss before income taxes	(12,029)	(45,896)	(48,815)	(111,739)
(Benefit from) provision for income taxes	(4,176)	(3,780)	2,285	6,258
Net loss	$(7,853)	$(42,116)	$(51,100)	$(117,997)

Percentage of Total Revenues*

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Subscriptions	96%	95%	96%	95%
Other	4	5	4	5
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	25	25	25	25
Other	5	5	5	5
Total cost of revenues	30	30	30	30
Gross profit	70	70	70	70
Operating expenses
Research and development	14	15	14	15
Sales and marketing	45	49	46	49
General and administrative	11	16	12	15
Total operating expenses	70	79	71	79
Income (loss) from operations	1	(10)	(1)	(9)
Other income (expense), net
Interest expense	(3)	(2)	(3)	(1)
Other income	—	4	1	4
Other income (expense), net	(3)	1	(2)	3
Loss before income taxes	(2)	(8)	(3)	(7)
(Benefit from) provision for income taxes	(1)	(1)	—	—
Net loss	(1)%	(8)%	(3)%	(7)%
* Percentages may not add up due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Subscriptions	$582,970	$531,030	$51,940	10%	$1,707,515	$1,552,956	$154,559	10%
Other	25,795	27,134	(1,339)	(5)	78,368	78,202	166	—
Total revenues	$608,765	$558,164	$50,601	9%	$1,785,883	$1,631,158	$154,725	9%
Percentage of revenues
Subscriptions	96%	95%			96%	95%
Other	4	5			4	5
Total	100%	100%			100%	100%

Subscriptions revenue. Subscriptions revenue increased by $51.9 million, or 10%, for the three months ended September 30, 2024, and $154.6 million, or 10%, for the nine months ended September 30, 2024, as compared to the respective prior year periods. The increase was primarily due to the acquisition of new customers, sale of new products, upsells of RingEX and additional offerings to our existing customer base, derived from sales through our direct and indirect sales channels, including resellers, distributors, and global service providers. Although we expect to continue to add new customers and increase the usage of our product for existing customers, we will monitor the impact of macroeconomic factors that could have an impact on customer buying behavior and demand, including contract duration, timing of customer purchases, churn, upsell and down-sell, renewals, payment terms, and credit card declines, all of which could cause variability in our revenue.
Other revenue. Other revenue decreased by $1.3 million, or (5)%, for the three months ended September 30, 2024, as compared to the respective prior year period, primarily due to the timing of performance of revenue contracts for professional services.
Other revenue remained flat for the nine months ended September 30, 2024, as compared to the respective prior year period. This was primarily driven by a $4.8 million increase in device sales as a result of overall growth in business, which was largely offset by a $4.6 million decrease in professional service due to the timing of performance of revenue contracts.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of revenues
Subscriptions	$150,864	$141,172	$9,692	7%	$442,621	$413,664	$28,957	7%
Other	29,320	27,802	1,518	5	84,712	80,403	4,309	5
Total cost of revenues	$180,184	$168,974	$11,210	7%	$527,333	$494,067	$33,266	7%
Gross margins
Subscriptions	74%	73%			74%	73%
Other	(14)%	(2)%			(8)%	(3)%
Total gross margin %	70%	70%			70%	70%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $9.7 million, or 7%, for the three months ended September 30, 2024, as compared to the respective prior year period. The higher cost of subscription revenues was primarily due to a $6.6 million increase in third-party costs to support our solution offerings, a $5.4 million increase in infrastructure support costs, and a $3.0 million increase in personnel and contractor costs, partially offset by a $5.7 million decrease in the amortization of our intangible assets.
Cost of subscriptions revenues increased by $29.0 million, or 7%, for the nine months ended September 30, 2024, as compared to the respective prior year period. The higher cost of subscription revenues was primarily due to a $26.3 million increase in third-party costs to support our solution offerings, a $10.1 million increase in infrastructure support costs, and a $3.3 million increase in personnel and contractor costs, partially offset by an $11.1 million decrease in the amortization of our intangible assets.
For the three and nine months ended September 30, 2024, as compared to the respective prior year period, our subscription gross margin remained relatively consistent period over period. We expect to continue investing in our infrastructure and capacity to improve the availability of our subscription offerings, including new products, supporting the growth of both our new and existing customers.
Other cost of revenues and gross margin. Cost of other revenues increased by $1.5 million, or 5%, for the three months ended September 30, 2024, and $4.3 million, or 5%, for the nine months ended September 30, 2024 as compared to the respective prior year period, primarily due to an increase in costs associated with phone sales.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$84,144	$85,444	$(1,300)	(2)%	$244,422	$250,965	$(6,543)	(3)%
Percentage of total revenues	14%	15%			14%	15%
Research and development expenses decreased by $1.3 million, or (2)%, for the three months ended September 30, 2024, as compared to the respective prior year period, primarily driven by a $1.4 million reduction in professional fees.
Research and development expenses decreased by $6.5 million, or (3)%, for the nine months ended September 30, 2024, as compared to the respective prior year period. This decline was primarily due to a $6.3 million reduction in professional fees.
We believe that investment in our products is important for our future growth, and our research and development expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales and marketing	$276,976	$270,767	$6,209	2%	$819,193	$795,422	$23,771	3%
Percentage of total revenues	45%	49%			46%	49%
Sales and marketing expenses increased by $6.2 million, or 2%, for the three months ended September 30, 2024, as compared to the respective prior year period. This increase was primarily due to a $13.9 million increase in third-party commissions and a $6.0 million increase in amortization of deferred sales commission costs. These increases were partially offset by a $7.8 million reduction in advertising and marketing costs, and a $5.0 million decrease in personnel and contractor costs, primarily due to headcount reductions and decrease in share-based compensation due to reduced stock grants to employees.
Sales and marketing expenses increased by $23.8 million, or 3%, for the nine months ended September 30, 2024, as compared to the respective prior year period. This increase was primarily driven by a $36.9 million increase in third-party commissions and an $18.4 million increase in amortization of deferred sales commission costs. These increases were partially offset by a $21.9 million decrease in personnel and contractor costs, primarily due to headcount reductions and decrease in share-based compensation due to reduced stock grants to employees, a $6.8 million reduction in advertising and marketing costs, and a $2.9 million reduction in professional fees.
We expect to incur incremental sales and marketing expenses to support our growth while driving cost efficiencies by further optimizing our go-to-market strategies.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
General and administrative	$64,170	$87,154	$(22,984)	(26)%	$207,902	$244,472	$(36,570)	(15)%
Percentage of total revenues	11%	16%			12%	15%
General and administrative expenses decreased by $23.0 million, or (26)%, for the three months ended September 30, 2024, as compared to the respective prior year period, primarily due to a $20.2 million reduction in personnel and contractor costs driven by a decrease in share-based compensation due to headcount reductions and reduced stock grants to employees, and a $4.0 million reduction in professional fees, partially offset by a $1.3 million increase in overhead costs.

General and administrative expenses decreased by $36.6 million, or (15)%, for the nine months ended September 30, 2024, as compared to the respective prior year period, primarily due to a $27.5 million reduction in personnel and contractor costs driven by a decrease in share-based compensation due to reduced stock grants to employees and $11.5 million reduction in professional fees, partially offset by $2.8 million increase in overhead costs.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we realign our hiring strategies and rationalize our discretionary spending.
Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense	$(16,393)	$(12,162)	$(4,231)	35%	$(48,668)	$(19,492)	$(29,176)	150%
Other income	1,073	20,441	(19,368)	(95)%	12,820	61,521	(48,701)	(79)%
Other income (expense), net	$(15,320)	$8,279	$(23,599)	nm	$(35,848)	$42,029	$(77,877)	nm
*nm - not meaningful
Interest expense. Interest expense increased by $4.2 million, or 35%, for the three months ended September 30, 2024, and $29.2 million, or 150%, for the nine months ended September 30, 2024, as compared to the respective prior year period. This increase was mainly attributable to interest incurred under our Credit Agreement and the 2030 Senior Notes.
Other income. Other income decreased by $19.4 million, or (95)%, for the three months ended September 30, 2024, as compared to the respective prior year period. This decline was primarily due to an $11.8 million reduction in gains from the early extinguishment of debt, and a $7.0 million gain from our amended agreement with a strategic partner during the three months ended September 30, 2023.
Other income decreased $48.7 million, or (79)%, for the nine months ended September 30, 2024, compared to the respective prior year period. This decline primarily due to a $42.9 million reduction in gains from the early extinguishment of debt during the three months ended September 30, 2023, and a $3.8 million decrease in gains related to our amended agreement with a strategic partner.
Other income and expense, net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, and fluctuations in currency exchange rates in the current macroeconomic environment.
Net Loss
Net loss decreased by $34.3 million for the three months ended September 30, 2024, as compared to the respective prior year period. This decrease was largely due to a $57.5 million reduction in loss from operations, driven by higher subscription revenues and lower operating expenses, both in absolute dollars and as a percentage of total revenue. The reduction in operating expenses was achieved through continued disciplined spending, including a $28.0 million decrease in share-based compensation and a $6.0 million reduction in professional fees. These reductions in operating expenses were partially offset by non-operating factors, including an $11.8 million decrease in gain from the early extinguishment of debt, a $7.0 million decrease in gains from our amended agreement with a strategic partner recognized during the three months ended September 30, 2023, and a $4.2 million increase in interest expense related to our 2030 Senior Notes during the three months ended September 30, 2024.
Net loss decreased by $66.9 million for the nine months ended September 30, 2024, as compared to the respective prior year period. This decrease was largely due to a $140.8 million reduction in loss from operations, driven by higher subscription revenues and lower operating expenses, both in absolute dollars and as a percentage of total revenue. The reduction in operating expenses was achieved through continued disciplined spending, including a $55.9 million decrease in share-based compensation and a $23.7 million reduction in professional fees. These reductions in operating expenses were partially offset by non-operating factors, including a $42.9 million decrease in gains from the early extinguishment of debt, a $29.2 million increase in interest expense related to our Credit Agreement and 2030 Senior Notes, and a $3.8 million decrease in gains from our amended agreement with a strategic partner.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also have access to additional liquidity from our Term Loan and Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $212.7 million and $222.2 million, respectively.
Our outstanding principal debt as of September 30, 2024 was comprised of $161.3 million from our 2025 Convertible Notes due on March 1, 2025, $609.1 million from our 2026 Convertible Notes due on March 15, 2026, $375.0 million under our Term Loan due on February 14, 2028, as well as $400.0 million under our 2030 Senior Notes due on August 15, 2030. As of September 30, 2024, we have $350.0 million available under our delayed draw-down Term Loan and $225.0 million available under our Revolving Credit Facility. Refer to Note 6, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement, the 2030 Senior Notes and the Convertible Notes. We were in compliance with all debt covenants as of September 30, 2024.
As of September 30, 2024, we held $7.4 million in restricted cash in the form of a bank deposit for issuance of a foreign bank guarantee.
Under our share repurchase programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. During the nine months ended September 30, 2024, we repurchased and settled approximately 7.5 million shares of our Class A Common Stock, by paying an aggregate amount of approximately $245.0 million under the plans previously authorized by our Board. As of September 30, 2024, approximately $242.8 million remained authorized and available under our share repurchase programs for future share repurchases. Refer to Note 11, Stockholders’ Deficit in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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

    The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$350,394	$285,818
Net cash used in investing activities	(88,306)	(70,465)
Net cash used in financing activities	(273,067)	(51,798)
Effect of exchange rate changes	1,436	(1,187)
Net increase (decrease) in cash and cash equivalents	$(9,543)	$162,368
Net Cash Provided By Operating Activities
Cash provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $350.4 million for the nine months ended September 30, 2024. The cash flow from operating activities was primarily driven by timing of cash receipts from customers and global service providers, offset by cash payments for personnel-related costs and payments to vendors along with interest payments on our debt obligations.
Net cash provided by operating activities for the nine months ended September 30, 2024 increased by $64.6 million as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections as well as interest payments on our debt obligations.
Net Cash Used In Investing Activities
Our primary investing activities consist of our capital expenditures and expenditures for internal-use software, intellectual property assets, and cash paid for business acquisitions.
Net cash used in investing activities was $88.3 million for the nine months ended September 30, 2024. This was primarily driven by $59.5 million in capital expenditures, including personnel-related costs associated with the development of internal-use software, and $26.3 million in cash paid for the acquisition of certain assets from Mitel.
Net cash used in investing activities for the nine months ended September 30, 2024 increased by $17.8 million as compared to the respective prior year period. This increase was primarily driven by $11.6 million for business acquisitions, and $3.7 million in capital expenditures, including personnel-related costs associated with the development of internal-use software.
Net Cash Used In Financing Activities
Our primary financing activities include utilizing cash to repurchase Class A Common Stock under our share repurchase programs, servicing and repaying debt, paying contingent consideration, raising capital through stock issuance under our stock plans, paying taxes related to these plans, and meeting our existing financing commitments.
Net cash used in financing activities was $273.1 million for the nine months ended September 30, 2024. This was primarily driven by $245.0 million paid to repurchase and retire approximately 7.5 million shares of Class A Common Stock under our share repurchase program. Additionally, cash outflows included $19.3 million for debt service costs and debt repayments, $10.3 million for contingent consideration, $5.3 million for taxes associated with our stock plans, and $3.1 million to fulfill our existing financing commitments. These expenditures were partially offset by $10.0 million in proceeds from issuance of stock in connection with our stock plans.

Net cash used in financing activities for the nine months ended September 30, 2024, increased by $221.3 million as compared to the respective prior year period. This increase was primarily due to a $205.4 million net financing cash inflow during the nine months ended September 30, 2023 as a result of issuance of new debt and repurchase of convertible notes. The increase in net cash used in financing activities also included $14.3 million for debt service costs and repayments, as well as an $8.7 million increase in contingent consideration payments. These increases were partially offset by a $4.6 million reduction in payments for the repurchase and retirement of our Class A Common Stock.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$350,394	$285,818
Capitalized expenditures	(59,475)	(55,756)
Non-GAAP free cash flow	$290,919	$230,062
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

Contractual Obligations and Commitments
Except as set forth below, and in Notes 3, 6, 9 and 10 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended on April 24, 2024.
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
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and nine months ended September 30, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of September 30, 2024, we had cash and cash equivalents of $212.7 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three and nine months ended September 30, 2024, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of September 30, 2024, we had $161.3 million and $609.1 million outstanding from our 2025 Convertible Notes and 2026 Convertible Notes, respectively. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Convertible Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decrease in value.
As of September 30, 2024, we had no amounts outstanding under our Revolving Credit Facility and $375.0 million outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement will bear interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. Our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of September 30, 2024, we had $400.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of our 2030 Senior Notes are exposed to interest rate risk. Generally, the fair values of the 2030 Senior Notes will increase as interest rates fall and decrease as interest rates rise.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•We rely on third parties, including third parties in countries outside the U.S., primarily in Georgia and the Philippines for a significant portion of our software development and design, quality assurance, operations, and customer support.
•Global economic conditions may harm our industry, business and results of operations, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing conflicts in the Middle East, any potential worsening or expansion of these wars, and relations between the United States and China.
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
•We rely on third-party competitors to deliver video, contact center and SMS services to customers, and changes in these relationships could have a material adverse effect on our business, results of operations and financial condition.
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
Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:
•our ability to expand and retain existing customers, resellers, partners, and global service providers (“GSPs”), and expand our existing customers’ user base, and attract new customers;
•our ability to realize the benefits of our existing GSP relationships and other GSP relationships that we may enter into in the future;
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
•our dependency on third-party vendors and competitors of hardware, software and services that we resell to our customers and our ability to effectively offer customers an alternate solution;
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
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing conflicts in the Middle East, any potential worsening or expansion of these or other conflicts and wars, and U.S.-China relations.

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

We rely on third parties, including third parties in countries outside the U.S., primarily in Georgia and the Philippines, for a significant portion of our software development and design, quality assurance, operations, and customer support.
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
In addition, we outsource a significant portion of our customer support, inside sales, network operation control functions, and general and administrative activities to third-party contractors located in Manila, the Philippines. For example, we offer customer support from third-party contractors located in the Philippines through both our online account management website and our toll-free customer support number in multiple languages. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, and other adverse events in the Philippines.
Furthermore, as we continue to expand our operations internationally, we may need to make further significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in additional foreign languages. We also use third parties to deliver onsite professional services to our customers in deploying our solutions. If these vendors do not deliver timely and high-quality services to our customers, our reputation could be damaged, and we could lose customers. In addition, third-party professional services vendors may not be available when needed, which would adversely impact our ability to deliver on our customer commitments. Our dependence on third-party contractors, including those in countries outside the U.S., creates a number of risks, in particular, the risk that we may not maintain service quality, control, or effective management with respect to these business operations.
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
Global economic conditions may harm our industry, business and results of operations, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing conflicts in the Middle East, any potential worsening or expansion of these wars, and relations between the United States and China.
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

The U.S. presidential election could lead to changes in economic conditions or economic uncertainties in the United States and globally. Any such changes or uncertainties, including in international trade relations, legislation and regulations (including those related to taxation and importation), or economic and monetary policies, could result in heightened diplomatic tensions or political and civil unrest, among other potential impacts, and have a material adverse effect on the global economy as a whole and/or our business, or may require us to significantly modify one or more of our current business practices.
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
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, partners, and GSPs, develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures, and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly further international expansion and the transition to a multi-product company, could add complexity to our organization, require effective communication and coordination throughout our organization, and result in additional costs. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is highly competitive, and we expect competition to increase in the future. We face intense competition from other providers of UCaaS, CCaaS, Communications Platform as a Service (“CPaaS”), messaging, video, fax, virtual events, AI (including quality management, sales assistant and other AI driven functionalities), virtual assistant, work-force management/optimization (“WFM/WFO”) and other communication products and services. Our competitors include traditional on-premises, hardware business communications providers, cloud, hybrid and hosted communications providers, global service providers and each of their channel partners, resellers, distributors and agents who offer proprietary or other third-party cloud business communications products and services. As a result, several of the companies with whom we have commercial relationships, such as our global service providers, OEM resellers, and channel partners, also offer, market and sell competing products and services.
Our competitors include but are not limited to: 8x8, Inc., Dialpad, Inc., LogMeIn, Inc., Microsoft Corporation, Nextiva, Inc., Twilio Inc., Ericsson (“Vonage”), Zoom Video Communications, Inc. (“Zoom”), Amazon.com, Inc., AT&T Inc. (“AT&T”), BT Group plc (“BT”), TELUS Corporation (“TELUS”), Vodafone Group Plc (“Vodafone”), Deutsche Telekom (“DT”), Avaya LLC (“Avaya”), Mitel Networks Corporation (“Mitel”), Cisco Systems, Inc. (“WebEx”), Alphabet Inc. (“Google Voice”), Meta Platforms, Inc., Oracle Corporation, and Salesforce.com, Inc., Five9, Inc., NICE InContact (including LiveVox Holdings, Inc.), Genesys Telecommunications Laboratories, Inc., Talkdesk, Inc., Verint Systems Inc., Calabrio, Inc., yellow.ai, ON24, Inc., Cvent Holding Corp., Gong.io Inc. and Outreach Corporation.
Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, more diversified offerings, international presence, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers and may be better able to withstand an extended period of downward pricing pressure. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Our competitors may be able to adopt more aggressive pricing policies and promotions and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of our competitors have in the past and may choose in the future to sacrifice revenues and/or profitability to gain market share by offering their services at lower prices or for free, or offering alternative pricing models, such as “freemium” pricing, in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer. Our competitors may also offer bundled service arrangements that provide more complete service offerings with other functionality that we do not offer (such as broadband), thereby making them more attractive to potential customers despite the technical merits or advantages of our platform. Competition could result in a decrease to our prices, increase customer acquisition costs, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share, any or all of which could materially and adversely affect our revenues and growth.
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
If our strategic partners and global service providers and/or any of their respective channel partners are not successful in marketing and selling our solutions or cease to market and sell our solutions, our revenues and growth could be significantly and adversely affected. If we fail to maintain relationships with our channel partners, GSPs and strategic partners or fail to develop new and expanded relationships in existing or new markets, or if our networks of indirect channel relationships are not successful in their sales efforts, sales of our subscriptions may decrease and our operating results would suffer. In addition, we may not be successful in managing, training, and providing appropriate incentives to our existing resellers and other channel partners, GSPs and strategic partners, and they may not be able to commit adequate resources in order to successfully sell our solutions.
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
Finally, if problems occur with any of these third-party network service providers, it may cause outages, errors or poor call quality in our subscriptions, and we could encounter difficulty identifying the source of the problem. The occurrence of outages, errors or poor call quality in our subscriptions, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our subscriptions, termination of our relationships and agreements with our channel partners, strategic partners, or global service providers, or liability for failure to meet service level agreements which may require us to issue service credits or pay damages, and may seriously harm our business and results of operations.
We rely on third-party competitors to deliver video, contact center and SMS services to customers, and changes in these relationships could have a material adverse effect on our business, results of operations and financial condition.
We currently use third-party technology from Zoom, NICE inContact and Bandwidth to provide video, contact center and SMS solutions, respectively, to certain of our customers. We use, or in the future, may use and rely on technologies of other third-parties to deliver features and functionalities. We cannot assure you that we will be able to renew our agreements with any of these third-party providers and any of these service providers could elect or attempt to stop providing us with access to their services. In addition, these third-party providers may terminate or breach their contracts with us, or allow these contracts to expire. If any of these service providers cease to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, it could have a material adverse effect on our business and results of operations. Our inability to continue to offer Zoom and NICE InContact solutions to our customers and/or our inability to effectively offer or migrate these customers to our own alternative or other third-party alternative solutions would have a material adverse effect on our business, results of operations and financial condition.
Relatedly, U.S. mobile carriers are now requiring businesses using SMS on over-the-top providers, including all CPaaS and UCaaS providers, such as RingCentral, to register with The Campaign Registry (“TCR”), to ensure text messages are compliant with wireless carrier guidelines, as well as to reduce spam. These new rules affect our customers, and we have built integrations with TCR to facilitate those registrations for our customers. TCR registration and related vetting can be cumbersome and costly and may cause customer churn, especially for SMB customers that have more limited person-to-person SMS needs. Additionally, SMS aggregators and wireless carriers sometimes block legitimate SMS traffic without prior notice, which may negatively impact our customers. Bandwidth, RingCentral’s SMS aggregator, has announced that starting December

1, 2024, they will block any and all SMS sent by phone numbers that have not been registered with TCR and associated with an approved messaging campaign. Despite our ongoing efforts to minimize the impact on our customers, our potential inability to provide SMS to affected customers may have a material adverse effect on our business, results of operations and financial condition.
We also offer solutions through third-party integrations, such as with Microsoft and Salesforce, often where we may not have recourse to the underlying third-party provider. For example, we offer a direct routing integration with Microsoft Teams; however, there is a limited certification process for the Microsoft Teams direct routing integration, which is offered by Microsoft at its option, and Microsoft may elect to discontinue the integration in the future. Microsoft might also promote or encourage or alternatively discourage these solutions through their field teams without any standardization. Our inability to provide some or all of our third-party integrations could cause customers to seek other solutions and would likely have a material adverse effect on our business, results of operations and financial condition.
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from cyber-attacks, denial-of-service events, social engineering data breaches, unauthorized entry, insider threats, rogue employees or contractors, computer malware or other security incidents, including events beyond our control. Although we require our employees to undertake privacy and cybersecurity training, we have from time to time been subject to communications fraud, social engineering tactics, cyber-attacks by malicious actors, and denial of service events, and we may be subject to similar attacks in the future, particularly as the frequency and sophistication of cyber-attacks increases. For example, cybersecurity researchers have warned of a potential increase in cyber-attack activity in connection with the war between Russia and Ukraine. We cannot assure you that our backup systems, regular data backups, security controls, personnel training, and other procedures currently in place, or that may be in place in the future, will prevent significant damage, system failure, service outages, data incidents, data loss, unauthorized access, loss of use, interruption, or increased charges from our technology vendors.
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
We have implemented remote working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure, networks, and the information, including personally identifiable information, we process, including for example by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store company-controlled information outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home since the onset of the COVID-19 pandemic. We also currently allow a substantial number of our employees to work from home some or all of the time, although we may change our work from home/return-to-office policy in the future. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware, other malware and phishing attacks, and we may remain responsible for unauthorized access to, loss, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain, even if the security measures used to protect such information comply with applicable laws, regulations and other actual or asserted obligations. Additionally, due to political uncertainty and military actions and related activities associated with the war between Russia and Ukraine and the conflicts in the Middle East, we and our vendors, business partners, and consultants are vulnerable to heightened risks of cyber-attacks from nation-state actors or their affiliated entities, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain (including our software supply chain), continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts, or those of our suppliers, will be successful.
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
Additionally, third parties have in the past successfully induced, and may attempt in the future to induce using social engineering or other methods, domestic and international employees, consultants, or customers into disclosing sensitive information, such as usernames, provisioning data, customer proprietary network information (“CPNI”) or other information in order to gain access to our customers’ user accounts or data, or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a customer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing information regarding our and our customers’ intellectual property, personal data and other confidential business information. In addition, the techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems change and evolve frequently and may not be recognized until launched against a target, may be new and previously unknown or little-known, or may not be detected or understood until well after such actions are conducted. We may be unable to anticipate all of these techniques and therefore may be unsuccessful in implementing appropriate preventative measures, and any security breach or other incident may take longer than expected to remediate or otherwise address. Any system failure or security breach or incident that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information could result in significant liability to us, loss of our intellectual property, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators, or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.
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
Laws, regulations, and enforcement actions relating to security and privacy of information continue to evolve. For example, in 2023, the SEC adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. Additionally, we are closely monitoring the development of rules and guidance that may apply to us, including, for example, pursuant to the Cyber Incident Reporting for Critical Infrastructure Act of 2022. The Federal Communications Commission (“FCC”) formed the Privacy and Data Protection Task Force that focuses on approaches to data breaches and data security vulnerabilities, which may result in future privacy rulemaking and enforcement initiatives. We have incurred and expect to continue to incur significant expenses to prevent security incidents. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and may be costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. It is possible that, in order to support changes to applicable laws and to support our expansion of sales into new geographic areas or into new industry segments, we will need to change or enhance our cybersecurity systems, which may make it more expensive to operate in certain jurisdictions and may also increase the risk of our non-compliance with such changing laws and regulations.
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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees, whether in the past or in the future, could significantly delay or prevent the achievement of our business, financial, developmental and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience, and effort of our co-founder, Chairman and Chief Executive Officer, Vladimir

Shmunis, who has provided our strategic direction for over 20 years and has built and maintained what we believe is an attractive workplace culture. Any future changes resulting from the hiring or departure of executives, could disrupt our business and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may therefore terminate employment with us at any time with limited or no advance notice. The replacement of any current or future senior management personnel could involve significant time and costs, and any such loss could significantly delay or prevent the achievement of our business objectives.
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
Although we have entered into long-term subscription contracts with larger customers, those customers with month to month contracts with us may terminate their subscriptions at any time without penalty or early termination charges and customers under contract may not renew. We cannot accurately predict the rate of customer terminations or average monthly subscription cancellations or failures to renew, which we refer to as turnover. Our customers with subscription agreements have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically between one and three years, and a substantial portion of our large contracts are up for renewal every year. In the event that these customers do renew their subscriptions, they may choose to renew for fewer users, shorter contract lengths, or for a less expensive subscription plan or edition. We cannot predict the renewal rates or types for customers that have entered into subscription contracts with us.
Customer turnover, as well as reductions in the number of users or pricing tier(s) for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to renew and upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our services, including third-party services and products that we integrate or sell as separate items to our customers, the value proposition of our services, the pricing of our services relative to similar services of our competitors, the customer support we provide, or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints and the impact of a slowing economy and higher interest rates. In addition, the impact of the global economic conditions, including concerns about heightened inflation and an associated economic downturn, and instability in the banking and financial system, could cause financial hardship for our customers, decrease technology spending, materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, cause our customers to seek a decrease in the number of users or solutions for which they subscribe, or impact our ability to collect, in a timely manner, monies due from the customer. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing in their own businesses, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, or do not pay their subscription fees, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to compensate for this higher turnover by increasing the number of new customers or upselling existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
Third-party application stores may also impose new requirements, including, for example, updates to their terms of access or policies on how we or our channel partners must collect, use and share data. Compliance with any such requirements could be costly or burdensome, and could prevent us from timely updating our current solutions or uploading new solutions. If we fail to comply with these requirements, we could lose access to, or be required to remove our mobile applications from, third-party application stores.
If we are unable to develop, license, or acquire new services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop more slowly than we anticipate, or develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice, video communications, AI and messaging by businesses, as compared to email and other data-based methods, and future demand for and adoption of Internet voice, video communications, AI and messaging systems and services. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. Currently, we derive a majority of our revenues from subscriptions to RingEX (formerly RingCentral MVP), and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality, such as RingCX, RingSense and RingCentral Events that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. For example, we and our peers and competitors are investing more significantly in AI (including machine learning and large language models). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products, such as our AI-powered feature, RingSense, will enhance or be beneficial to our business, including our profitability. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to compete effectively, renew our subscriptions with existing customers, increase our subscription revenues from our existing customers, and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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
Further, the incorporation of AI-powered features into our solutions will subject us to new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. Intellectual property ownership and license rights, including copyright, surrounding AI technologies are new, evolving, and have not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we configure and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. Many existing state privacy laws, which regulate automated decision making, apply to AI, and the Federal Trade Commission, U.S. Department of Justice, and other federal agencies have issued a joint statement noting that “existing legal authorities apply to the use of automated systems and innovative new technologies.” More recently, the FCC applied restrictions in the TCPA on AI-generated voices. Several state legislatures are considering regulation of AI, and Colorado has enacted comprehensive AI legislation focusing on automated decision-making systems. It is possible that new laws and regulations will be adopted in the United States and in other countries, or that existing laws and regulations, such as the European Union’s recently adopted AI Act (the “EU AI Act”), will be interpreted in ways that would affect the operation of our solution and the way in which we use AI. In addition, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.
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
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If customers pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that a customer did not authorize the specific credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant and/or service provider standards, including data protection standards, required to utilize their services from time to time. We have established and implemented measures intended to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). If we fail to maintain compliance with such standards or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If we fail to maintain compliance with current service provider standards, such as the PCI DSS, or fail to meet new standards, customers may choose not to use our services. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant or service provider standards, including the PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to induce employees, sub-contractors, or consultants into disclosing customer credentials and other account information using social engineering and other methods, which can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and costs that we must pay to global service providers. Although we have implemented multiple fraud prevention, detection controls and personnel trainings, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments could cause our paid customer base to significantly decrease, which would have a material adverse effect on our results of operations, financial condition, and ability to grow our business.

Our international operations and customer base may expose us to significant risks.
We have significant operations directly or through third parties in many countries outside of the U.S. and Canada, including, the U.K., China, the Philippines, Germany, Georgia, Bulgaria, Spain, Australia, India, and France. We also sell our solutions to customers in several countries in Europe, as well as in the Asia Pacific region, including Australia, India, and Singapore and we may continue to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide, as well as our ability to acquire and maintain international customers in a cost effective manner. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:
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
•deterioration of political relations between the U.S. and other countries where we have personnel who support our business, particularly China, India, Bulgaria, Spain, and the Philippines; and
•political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the U.S. against these countries, such as the ongoing geopolitical tensions related to the war between Russia and Ukraine, and resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, as well as the conflicts in the Middle East, all of which could have a material adverse effect on our operations.
Our failure to manage any of these risks successfully could harm our future international operations and our overall business.
We may expand through acquisitions of, investments in, GSPs or other strategic transactions with, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.
Our business strategy may, from time to time, include acquiring or investing in new or complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions, such as our investment in and partnerships with our global service providers such as AT&T, BT, Vodafone, and Charter Communications, Inc. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.
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
In addition to the potential carryforward limitations described above, under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), as amended, our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. In addition, California recently enacted legislation that suspends the use of NOLs for taxable years 2024, 2025 and 2026, which may adversely affect our company if it earns taxable income in the impacted tax years.
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
Our future success depends on our ability to procure large quantities of local and toll-free direct inward dialing numbers (“DIDs”) in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications global service providers that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. For instance, France implemented new rules requiring service providers to obtain DIDs directly from regulatory authorities. Further, due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire DIDs for our operations would make our subscriptions less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud-based business communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs.
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
Federal Regulation
Our business is regulated by the FCC. As a communications services provider, we are subject to existing or potential FCC regulations relating to privacy, data security, disability access, access to and porting of numbers and enabling abbreviated dialing to designated numbers, maintaining records for disconnected numbers, cooperation with law enforcement, Federal Universal Service Fund (“USF”) contributions, Enhanced 911 (“E-911”) and Next Generation 911 (“NG 911”), outage reporting, call authentication, call spoofing, call blocking and other requirements and regulations. The FCC is increasing enforcement of call authentication and related Know-Your-Customer obligations and continues to adopt and consider additional rules related to robocalling and robotexting. FCC classification of our Internet voice communications services as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses or authorizations, repayment of funds, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our subscriptions to customers and could have a materially adverse impact on our revenues. In addition, the federal Telephone Consumer Protection Act (“TCPA”) and FCC rules implementing the TCPA prohibit sending unsolicited facsimile advertisements or making illegal robocalls, subject to certain exceptions. The FCC may take enforcement action against persons or entities that send “junk faxes,” or make illegal robocalls and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements or making illegal robocalls apply to those who “send” the advertisements or make the calls, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes or making of illegal robocalls and have failed to take steps to prevent such transmissions may also face liability under the FCC’s rules, or in the case of illegal robocalls, Federal Trade Commission (“FTC”) rules. We have implemented processes to prevent our systems from being used to make illegal robocalls or send unsolicited faxes on a large scale, and we do not believe that we have notice of the use of our systems to broadcast junk faxes or make illegal robocalls on a large scale. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC or FTC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. If any of these were to occur, we could be required to incur significant costs and management’s attention could be diverted. Further, if we were to be held liable for the use of our service to send unsolicited faxes or make illegal robocalls or to settle any action or proceeding, any judgment, settlement, or penalties could cause a material adverse effect on our operations. In addition, the FTC recently adopted new “Click-to-Cancel” rules that require businesses to simplify the subscription cancellation process for consumers. The new rules could impose unwarranted costs on our business and could decrease customer satisfaction by reducing opportunities for us to engage in tailored retention efforts
State Regulation
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
Both we and RCLEC are also subject to state consumer protection laws, including privacy and data security requirements, as well as U.S. state or municipal sales, use, excise, gross receipts, utility user and ad valorem taxes, fees, or surcharges. Various federal and state wiretapping laws, including California's CIPA, require at least one party to consent to the capture of the contents of communications. Some states, including California, require the consent of all parties to a conversation. California’s CIPA has been a subject of increasing litigation, particularly in the form of class actions. We provide tools that enable customers’ choice in how they comply with their legal obligations when using our services, and may rely on customers to provide appropriate notifications and obtain necessary consents to ensure compliance under applicable wiretapping laws. Should customers using our services engage in unauthorized recording of calls, we may face third-party claims or class actions, arguing that we contributed to, benefited from, or facilitated our customers' alleged violations. We recently successfully defended litigation involving the CIPA matter as discussed under Note 10 - Commitments and

Contingencies in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Successful claims under CIPA allow for the recovery of statutory damages on a per-violation basis, which could result in massive statutory damages. Any of these events could have a material adverse effect on our reputation, business, or financial condition.
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
In the U.S., there are numerous federal and state laws governing the privacy and security of personal information. In particular, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical, and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information by certain institutions. We act as a “Business Associate” through our relationships with certain customers that are HIPAA “Covered Entities” and are thus directly subject to certain provisions of HIPAA. In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship and may also face regulatory liability. Recently, a number of states, including Washington, Connecticut, and Nevada, have adopted laws regulating the processing of consumer health data not regulated by HIPAA. We expect that these laws will cause us to incur additional costs related to compliance, in particular in handling consumer requests for access, deletion, and to exercise other rights. The Gramm-Leach-Bliley Act (“GLBA”) imposes obligations with respect to personal data that we process on behalf of financial institutions. The FTC, which enforces the GLBA in the context of non-bank financial institutions, adopted new breach notification rules in October 2023. Additionally, we are subject to FCC regulations imposing obligations related to our use and disclosure of certain data related to our interconnected VoIP service. The FCC recently announced the creation of a Privacy and Data Protection Task Force that will coordinate agency efforts “on the rulemaking, enforcement, and public awareness needs in the privacy and data protection sectors.” According to the FCC’s Chair, the Task Force, which is headed by the chief of the agency’s enforcement bureau, will oversee rulemaking, investigations, and enforcement around data breaches, cyber intrusions, and supply chain vulnerabilities involving third-party vendors that service regulated communications providers. If we experience a suspected data security incident, we may incur significant costs associated with investigation, mitigation, and remediation. In addition, in the event of a data security incident, we may be required by federal or state law or regulations to notify our customers, law enforcement, and/or relevant regulatory authorities. We may also be subject to enforcement actions if the FTC or state attorneys general have reason to believe we have engaged in unfair or deceptive privacy or data security practices. The FTC has also published an Advance Notice of Proposed Rulemaking seeking public comment on the need for new regulation of “commercial surveillance.”
While Congress is actively considering comprehensive federal privacy legislation, U.S. states have taken the lead. California, for example, has enacted and subsequently amended (pursuant to a ballot initiative known as the California Privacy Rights Act) the California Consumer Privacy Act (“CCPA”). Pursuant to the CCPA, we are required, among other things, to make certain enhanced disclosures to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches, and we recently sucessfully defended litigation involving the CIPA matter as discussed under Note 10 - Commitments and Contingencies in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Many other states have enacted or are considering laws similar to CCPA, and additional state legislatures are actively considering doing so. When in effect, these laws give consumers additional rights to control the collection, use, and sharing of personal data, including the right to opt-out of the sale or sharing of their data for marketing and, in many cases require opt-in consent to process sensitive personal data. The right to opt-out of personal data processing may impact our marketing activities, particularly those that involve the use of third-party cookies on our websites. This may require that we undertake rigorous due diligence and implement specific contractual terms when we engage marketing entities to market our product and services and may limit our efforts to reach our target audience, as well as require us to implement opt-out icons on our websites. All of these new and evolving state laws, have created further uncertainty and may require us to enter into additional contractual terms with customers and vendors, modify our policies and practices, and otherwise incur additional costs and expenses, in our efforts to comply.
Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA (including contractual obligations under any Business Associate agreement), GLBA, and state privacy laws may lead to significant fines, civil and criminal penalties, or liabilities. The U.S. Department of Health and Human Services (“HHS”) audits the compliance of Business Associates and enforces HIPAA privacy and security standards. HHS enforcement activity has become more significant over the last few years and HHS has signaled its intent to continue this trend. Violation of the FCC’s privacy rules can result in large monetary forfeitures and injunctive relief. The FTC has broad authority to seek monetary redress for affected consumers and injunctive relief. In addition to federal regulators, state attorneys general (and, in some states, individual residents or state agencies) are authorized to bring civil actions seeking either injunctions or damages (generally ranging from $2,500 to $7,500 per violation, but up to $20,000 in Colorado) to the extent violations implicate the privacy of state residents. Class action lawsuits are common in the event of a data breach affecting financial or other forms of sensitive information.
Legislators and regulators in the United States and elsewhere are increasingly focused on privacy protections for minors under 18 years of age. While RingCentral does not knowingly provide products or services directly to children under the age of 16, or knowingly collect or solicit personal information from or about children under the age of 16 outside of the school offering, recent state legislation will, when in effect, impose new obligations on online services where it is “reasonable to expect” that the service, product, or feature would be accessed by older teens, including, in some cases, 16- and 17-year old children. On September 15, 2022, California passed the California Age-Appropriate Design Code Act, which most recently was held unconstitutional in part by the U.S. Court of Appeals for the Ninth Circuit in a ruling issued in August 2024, and which remains subject to further proceedings in that case, but which otherwise went into effect in July 2024. Similar legislation has been adopted or introduced in numerous other states. Congress is also actively considering legislation regulating the collection, use, and disclosure of personal information about minors. For example, the U.S. Senate passed the bipartisan Kids Online Safety and Privacy Act (“KOSPA”), which includes the Kids Online Safety Act (“KOSA”) and amendments to the Children’s Online Privacy Protection Act (“COPPA 2.0”). If passed by the U.S. House of Representatives and signed by the President, KOSPA would impose new obligations with respect to data collected from minors under 17 years of age. On July 22, 2024, the National Telecommunications and Information Administration of the U.S. Department of Commerce issued a report containing industry guidance to support youth safety online, including recommendations for age-appropriate design and strict limitations on the collection of personal information from or about minors. Outside of the United States, the U.K.’s Information Commissioner’s Office has published the Age Appropriate Design Code, which it uses to evaluate compliance with the U.K. GDPR. The U.K.’s Online Safety Bill, which received royal assent in October 2023, will regulate the design and operation of online platforms that provide “user to user” interactivity. Many of these new and evolving laws and regulations have required and will continue to require us to incur costs and expenses and will require us to incur additional costs and expenses, in our efforts to comply.
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
The European Commission has proposed new legislation to enhance privacy protections for users of communications services and to enhance protection for individuals against online tracking technologies. The proposed legislation, the Regulation on Privacy and Electronic Communications (the “e-Privacy Regulation”), remains the subject of trilogue negotiations involving representatives of the European Commission, the European Council, and the European Parliament. The e-Privacy Regulation as proposed would impose greater potential liabilities upon communications service providers, including potential fines for the most serious of breaches of the greater of €20 million or 4% of worldwide annual turnover. New rules introduced by the e-Privacy Regulation are likely to include enhanced consent requirements for communications service providers in order to use communications content and communications metadata to deliver value added services, as well as restrict the use of data related to corporations and other non-natural persons. These restrictions, if adopted, may affect our future business growth in the EEA.
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
Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, U.S., Georgia, and elsewhere may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.
Our emergency and E-911 calling services may expose us to significant liability.
The FCC requires Internet voice communications providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wireline E-911 network. Under the FCC’s rules, Internet voice communications providers must transmit the caller’s phone number and registered location information to the appropriate public safety answering point (“PSAP”) or route the call to a national emergency call center. The FCC recently adopted rules to promote NG 911, which place additional obligations on RingCentral and its connectivity suppliers. We are also subject to similar requirements internationally.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. As of September 30, 2024, our intellectual property portfolio included over 475 issued patents, including patents acquired from strategic partnership transactions, which expire between 2024 and 2042. As of September 30, 2024, we also had 73 patent applications pending examination in the U.S. and 21 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in United States District Court or before the U.S. Patent and Trademark Office, such as Post Grant Review or Inter Partes Review, which may require legal representation and involve substantial costs and diversion of management time and resources. We cannot assure completeness of the chain of title of acquired patents prior to the completion of the assignments. In addition, we cannot assure you that every significant feature or functionality of our solutions is protected by our patents, or that we will mark our solutions with any or all patents they embody. As a result, we may be prevented from seeking injunctive relief or damages, in whole or in part for infringement of our patents.
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
On February 14, 2023, we entered into a Credit Agreement among us, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent, providing for a revolving credit facility (the “Revolving Credit Facility”) with an initial aggregate principal amount of up to $200.0 million and a delayed draw term loan facility (the “Term Loan”) with an initial aggregate principal amount of up to $400.0 million. The Credit Agreement was amended on August 15, 2023 to increase the Revolving Credit Facility to $225.0 million and further amended in November 2, 2023 to increase the Term Loan to $475.0 million. On August 2, 2024, we executed a Third Amendment to extend the termination date for the undrawn $75.0 million of Term Loan commitments to May 2, 2025. Additionally, on August 6, 2024, we entered into a Fourth Amendment to add $275.0 million in new commitments to the Term Loan (collectively, as amended, the “Credit Agreement”). The obligations under the Credit Agreement and related loan documents are guaranteed by certain of our material domestic subsidiaries and secured by substantially all of our personal property and that of the subsidiary guarantors. As of September 30, 2024, the Credit Agreement provided for a $225.0 million revolving loan facility (the “Revolving Credit Facility”) and a $750.0 million delayed draw term loan facility (the “Term Loan”). As of September 30, 2024, we had no amounts outstanding under our Revolving Credit Facility, $375.0 million principal outstanding under our Term Loan, and $75.0 million of Term Loan commitments available for draw until May 2, 2025 and $275.0 million of Term Loan Commitments available for draw until May 6, 2025. Any drawdown under the Credit Agreement is subject to compliance with the restrictive covenants contained in our Senior Notes Indenture.
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

A breach of any of these covenants could result in an event of default under the Credit Agreement. As of September 30, 2024, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may elect to terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the Notes (as defined below). We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. Refer to Note 6 – Long-Term Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Servicing our debt, including the Notes and the Credit Agreement, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay all of our indebtedness.
As of September 30, 2024, we had $161.3 million principal amount of our 0% convertible senior notes due 2025 (the “2025 Convertible Notes”) outstanding, $609.1 million principal amount of our 0% convertible senior notes due 2026 (the “2026 Convertible Notes” and, together with the 2025 Convertible Notes, the “Convertible Notes”) outstanding and $400.0 million principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes” and, together with the Convertible Notes, the “Notes”) outstanding. The 2025 Convertible Notes will mature on March 1, 2025, the 2026 Convertible Notes will mature on March 15, 2026, and the 2030 Senior Notes will mature on August 15, 2030. As of September 30, 2024, we had no amounts outstanding under our Revolving Credit Facility and $375.0 million principal outstanding under our Term Loan. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, as amended, including up to $225.0 million under our existing Revolving Credit Facility, up to $75.0 million of additional Term Loans that are available until May 2, 2025, and up to $350.0 million of additional Term Loans.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes and any amounts borrowed under the Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, if expectations around our ability to effectively manage and repay our debt obligations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline. The Credit Agreement and the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”) also contain, and any of our future debt agreements may also contain, restrictive covenants that may prohibit us from adopting some or any of these alternatives. For example, the Credit Agreement contains negative covenants that restrict our and our subsidiaries’ ability to incur indebtedness, create liens, make investments, dispose of assets and make certain restricted payments. Our failure to comply with these covenants could result in an event of default under our indebtedness which, if not cured or waived, could result in the acceleration of our debt and termination of the commitments under the Credit Agreement.
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
Holders of the Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change or change of control, as applicable, before the applicable maturity date at a repurchase price as set forth in the Senior Notes Indenture or the indentures governing our Convertible Notes (the “Convertible Notes Indentures” and, together with the Senior Notes Indenture, the “Notes Indentures”), as applicable, plus any accrued and unpaid interest or special interest thereon, if any, as set forth in the applicable Notes Indenture. In addition, upon conversion of the Convertible Notes of the applicable series, we will be required to make cash payments in respect of such Convertible Notes being converted, as set forth in the applicable Convertible Notes Indenture. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed or repurchased, as applicable. However, even though we entered into the Credit Agreement, we cannot assure you that we will have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to (i) such series of Convertible Notes being converted or (ii) such series of Notes at their respective maturity.
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
The Convertible Notes contain a conversion feature that allows holders to convert their Convertible Notes into shares of our Class A Common Stock as set forth in each of the Convertible Notes Indentures. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled under the applicable Convertible Notes Indenture to convert such Convertible Notes at any time during specified periods at their option. If one or more holders of a series elect to convert their Convertible Notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such series of Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Convertible Notes and our Class A Common Stock and we are subject to counterparty risk.
In connection with the issuances of the 2026 Convertible Notes, we entered into capped call transactions with the counterparties with respect to the 2026 Convertible Notes. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A Common Stock initially underlying the 2026 Convertible Notes. The capped call transactions are expected to offset the potential dilution as a result of conversion of the 2026 Convertible Notes.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A Common Stock and/or purchasing or selling our Class A Common Stock or other securities of ours in secondary market transactions at any time prior to the maturity of the 2026 Convertible Notes (and are likely to do so on each exercise date of the capped call transactions). This activity could also cause or prevent an increase or a decrease in the market price of our Class A Common Stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2026 Convertible Notes or the shares of our Class A Common Stock. In addition, we do not make any representation that these transactions will not be discontinued without notice.
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
•repurchases of Class A Common Stock by the Company;
•changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, changes in diplomatic or trade relationships, banking crises, civil unrest in various parts of the world, acts of war (including geopolitical tensions related to the war between Russia and Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, and the conflicts in the Middle East, terrorist attacks, or other catastrophic events, such as the global outbreak of COVID-19 or any future pandemic; and
•Geopolitical relations between the U.S. and China.
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
Our Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of September 30, 2024, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 55% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the Class B voting structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
We currently do not plan to declare dividends on shares of our common stock in the foreseeable future and plan to, instead, retain any earnings to finance our operations and growth. In addition, the Revolving Credit Facility contains restrictive covenants that limit our ability to pay dividends. Because we have never paid cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future, the only opportunity to achieve a return on an investor’s investment in our company will be if the market price of our Class A Common Stock appreciates and the investor sells its shares at a profit. There is no guarantee that the price of our Class A Common Stock that will prevail in the market will ever exceed the price that an investor pays.
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
Our board of directors has authorized a share repurchase program. Under the most recent authorization, we may repurchase up to $250.0 million of our outstanding Class A Common Stock, subject to certain limitations. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Convertible Notes. Under this program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. This program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. During the nine months ended September 30, 2024, we repurchased approximately $242.3 million of our Class A Common Stock under this program. The timing and number of any future shares repurchased under this program will be determined by our management and will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review this program periodically and may authorize adjustments of its terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. This program could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. This program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in 2019, France introduced a digital services tax at a rate of 3% on revenues derived from digital activities in France, and other jurisdictions are proposing or could introduce similar laws in the future. In addition, the United States recently introduced a 1% excise tax on stock buybacks, which could increase the cost to us of implementing our share repurchase programs or repurchasing our Series A Preferred Stock, and a 15% alternative minimum tax on adjusted financial statement income. Many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. As an example, On October 8, 2021, the OECD announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Framework”) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15% for large multinational companies. On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive and various countries have enacted or are in the process of enacting legislation on these rules. The Pillar Two legislative changes, when enacted by various countries in which we do business, are not anticipated to have a material impact on our tax liabilities. We will continue to monitor legislative and regulatory developments to assess potential impacts that Pillar Two rules may have on our business, operating results and financial condition. Any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.
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
Our corporate headquarters and other offices and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in the U.S. (including in the state of California), Spain, Georgia, Bulgaria, and several countries in Asia, including China, the Philippines, India, and Australia. Many of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes and typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics such as the global outbreak of COVID-19, cyber-attack, war (including ongoing geopolitical tensions related to the war between Russia and Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, including the ongoing conflicts in the Middle East), political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters or geopolitical conflicts were to occur or worsen, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended September 30, 2024 (in thousands, except per-share amounts):

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1) (3)
Balance as of June 30, 2024				$325,952
July 1, 2024 to July 31, 2024	884,450	$31.27	884,450	298,484
August 1, 2024 to August 31, 2024	818,373	$33.52	818,373	271,062
September 1, 2024 to September 30, 2024	945,858	$29.93	945,858	242,765
Balance as of September 30, 2024	2,648,681		2,648,681	$242,765
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
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
During our last fiscal quarter, the following director and officer, respectively, adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On August 12, 2024, Robert Theis, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 4,372 shares of Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 11, 2025 or earlier if all transactions under the trading arrangement are completed.

On September 13, 2024, Vaibhav Agarwal, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 111,879 shares of Class A common stock (the “September 2024 Trading Plan”). The number of shares that may be sold under the September 2024 Trading Plan may also be increased by the number of shares of Class A common stock, if any (not yet determinable), that are awarded to Mr. Agarwal under the Company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the September 2024 Trading Plan will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The September 2024 Trading Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The September 2024 Trading Plan goes into effect, with respect to any potential trading activity, following the expiration of Mr. Agarwal’s current 10b5-1 trading arrangement, which was entered into on December 15, 2023 (the “December 2023 Trading Plan”), and the duration of the trading arrangement is until February 28, 2026 or earlier if all transactions under the trading arrangement are completed. The September 2024 Trading Plan does not modify or terminate the December 2023 Trading Plan in any respect and the timing of any trading activity under the two plans does not overlap.
The December 2023 Trading Plan provides for the sale from time to time of up to 100,855 shares of Class A common stock. The number of shares that may be sold under the December 2023 Trading Plan includes shares of Class A common stock that are awarded to Mr. Agarwal under the Company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the December 2023 Trading Plan will be reduced by the number of shares (not yet fully determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The December 2023 Trading Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 15, 2025 or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

Appointment of Interim “Principal Financial Officer”
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):
On November 5, 2024, the Company’s board of directors appointed Vaibhav Agarwal, the Company’s deputy Chief Financial Officer and Chief Accounting Officer, to act as the Company’s interim “principal financial officer” under Section 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) until the Effective Date (as defined below).
Mr. Agarwal, age 48, joined RingCentral in 2016 as its Vice President, Corporate Controller, and has served as the deputy Chief Financial Officer since May 2022 and Chief Accounting Officer since April 2019, and previously served as interim Chief Financial Officer from January 2022 to May 2022. Mr. Agarwal is a Chartered Accountant from India and a Certified Public Accountant (Inactive) in California.
Mr. Agarwal has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act nor are any such transactions currently proposed. There are no family relationships between Mr. Agarwal and any director or executive officer of the Company.
There is no material compensatory plan, contract or arrangement to which Mr. Agarwal is a party or in which he will participate in connection with his appointment as interim “principal financial officer.”

Appointment of Chief Financial Officer
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers).
On November 5, 2024, the Company’s board of directors appointed Abhey Lamba as Chief Financial Officer (“CFO”) of the Company. Mr. Lamba will join the Company in his new role by December 2, 2024 (the “Effective Date”), at which date, he will act as both CFO and “principal financial officer” under Section 16a-1(f) of the Exchange Act, replacing Mr. Agarwal in his position as the interim “principal financial officer.”
Mr. Lamba, age 53, joined Amazon Web Services, Inc. (“AWS”), an IT and cloud services company, in January 2024 as its Vice President, Finance for AWS Infrastructure. From April 2021 to January 2024, Mr. Lamba served as Senior Vice President and CFO of Customer Experience and Operations Finance at Cisco Systems, Inc., a software development company. Prior to that, Mr. Lamba served in a variety of roles for Autodesk, Inc., a software development company, from June 2018 to

April 2021, most recently as Vice President of Go-to-Market Finance from March 2020 to April 2021 and before that as Vice President of Investor Relations from June 2018 to November 2020. Mr. Lamba was also at Mizuho Financial Group, Inc., a financial services company, from November 2011 to June 2018, and last served as Managing Director and Senior Technology Analyst in its IT Hardware and Software Research practice. Mr. Lamba holds an M.B.A. from the Wharton School at the University of Pennsylvania, an M.S. in Mechanical Engineering from the University of Connecticut, and a B.S. in Mechanical Engineering from the Indian Institute of Technology.
In connection with his appointment as CFO, Mr. Lamba signed an offer letter (the “Offer Letter”) that provides for a starting annual base salary of $500,000 and a quarterly management-by-objective (“MBO”) bonus opportunity equal to 100% of Mr. Lamba’s quarterly base salary, subject to the terms of the Company’s Executive Incentive Plan.
The Offer Letter provides for an initial grant of time-based restricted stock units that cover shares of the Company’s Class A common stock (“RSUs”) having an aggregate value of $5,000,000 (the “Initial Equity Grant”). The Initial Equity Grant will vest as to 25% of the RSUs on November 20, 2025, and, beginning on February 20, 2026, the remaining 75% of the unvested RSUs will vest in equal quarterly installments on each quarterly vesting date (February 20, May 20, August 20, and November 20) during the following 3-year period, provided Mr. Lamba remains a service provider of the Company through the applicable vesting date.
The Offer Letter also provides for a grant of performance-based RSUs having an aggregate value of $5,000,000 (the “CFO Performance-Based Equity Grant”). The CFO Performance-Based Equity Grant will vest as to 25% of the RSUs on February 20, 2026, and as to the remaining 75% of the unvested RSUs in equal quarterly installments over a 3-year period, with all vesting contingent on the Company achieving performance-based metrics determined by the Company’s board of directors on or before the date of the Company’s release of its first quarter 2025 earnings, provided that if the Company’s board of directors does not establish such performance-based metrics on or prior to March 31, 2025, then the CFO Performance-Based Equity Grant will vest on the same 4-year vesting schedule, and subject to the same terms and conditions, as the Initial Equity Grant.
The value of the Initial Equity Grant and the CFO Performance-Based Equity Grant each will be converted into a number of RSUs based upon the average closing price of a share of the Company’s Class A common stock (as quoted on the New York Stock Exchange) during the first 15 consecutive calendar days of December 2024.
The Offer Letter also provides for a “Sign-On Bonus” in the form of RSUs and performance-based RSUs (“PSUs”) and having an aggregate value of $2,000,000, to be paid as follows: (i) RSUs having an aggregate value of $1,000,000 of which (A) $750,000 shall vest in equal installments of $187,500 on each of February 20, May 20, August 20, and November 20, 2025, and (B) $250,000 shall vest in equal installments of $62,500 on each of February 20, May 20, August 20, and November 20, 2026; and (ii) PSUs having an aggregate value of $1,000,000, of which (A) $750,000 shall vest on February 20, 2026, subject to and contingent upon achievement of the same performance-based metrics as the CFO Performance-Based Equity Grant, and (B) $250,000 shall vest on February 20, 2027, with all vesting subject to and contingent upon the Company achieving performance based metrics for the 2026 fiscal year as determined by the Board on or before the date of the Company’s release of quarterly earnings for the first quarter of 2026. The value of each installment of the Sign-On Bonus will be converted into a number of RSUs based upon the average closing price of a share of the Company’s Class A common stock (as quoted on the New York Stock Exchange) during the first 15 consecutive calendar days of December 2024.
Mr. Lamba will become an “Eligible Employee” under the Company’s Change of Control and Severance Policy (the “Severance Policy) and is entitled to the terms and conditions covering double-trigger equity acceleration upon a Change of Control and severance as described therein.
If Mr. Lamba’s employment is terminated by the Company without cause (including as a result of his death or “disability” (as defined in the Severance Policy)) or he terminates his employment for “good reason,” on or within 3 months before or 12 months following a change of control (the “change in control period”), then Mr. Lamba will be eligible to receive the following severance benefits, subject to his timely execution and non-revocation of a separation agreement and release of claims:
• A salary severance payment of 12 months of Mr. Lamba’s applicable annual base salary.
• Payment or reimbursement of continued health coverage for Mr. Lamba and Mr. Lamba’s dependents under COBRA premiums through the 12-month anniversary of the date of the termination of employment.
• 100% of Mr. Lamba’s outstanding equity awards will vest, and to the extent applicable, become immediately exercisable.
Further, if Mr. Lamba’s employment is terminated by the Company without cause (including as a result of his death or “disability” as defined in the Severance Policy)) or he terminates his employment for good reason at any time other than during the change in control period, then, Mr. Lamba will be eligible to receive the following severance benefits, subject to his timely execution and non-revocation of a separation agreement and release of claims:
• A salary severance payment of 12 months of Mr. Lamba’s applicable annual base salary.
• Payment or reimbursement of continued health coverage for Mr. Lamba and Mr. Lamba’s dependents under COBRA premiums through the 12-month anniversary of the date of the termination of employment.
• 1 year of vesting of Mr. Lamba’s outstanding equity awards will accelerate.
The foregoing description of Mr. Lamba’s compensation, terms and conditions of his employment and treatment of Mr. Lamba upon certain termination of his employment under certain circumstances is qualified in its entirety by (i) the full text of the Offer Letter, which is being filed as Exhibit 10.1 with this quarterly report on Form 10-Q for the quarter ended September 30, 2024, and (ii) the Severance Policy, which was filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 22, 2024, which is incorporated herein by reference.
The Company will enter into its standard form of indemnification agreement with Mr. Lamba, a copy of which was filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 22, 2024.
Other than the indemnification agreement described in the preceding sentence, Mr. Lamba has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act, nor are any such transactions currently proposed. There are no arrangements or understandings between Mr. Lamba and any other persons pursuant to which Mr. Lamba was appointed Chief Financial Officer, and there are no family relationships between Mr. Lamba and any director or executive officer of the Company.
Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1+	Offer Letter by and between the Registrant and Abhey Lamba, dated November 4, 2024.	Filed herewith
10.2
Third Amendment to Credit Agreement, dated as of August 2, 2024, among RingCentral, Inc., the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent and as collateral agent
Filed herewith
10.3
Fourth Amendment to Credit Agreement, dated as of August 6, 2024, among RingCentral, Inc., the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent and as collateral agent
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

RingCentral, Inc.

Date: November 8, 2024	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)