Form 10-K
period 2024-12-31
RingCentral, Inc.
filed 2025-02-26
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‑based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 28, 2024, based on the closing price of $28.20 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $2.4 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2025, there were 80,917,329 shares of Class A Common Stock and 9,804,538 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from portions of the Registrant’s 10-K/A in lieu of our Proxy Statement for the Annual Meeting of Stockholders to be held in 2025. Such 10-K/A will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

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
•our success in our target markets and key verticals;
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
•our ability to successfully implement or otherwise achieve our anticipated cost reductions; and
•the impact of foreign currencies on our non-U.S. business as we expand our business internationally.
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
ITEM 1.    BUSINESS
Overview
Over the past 25 years, RingCentral has transformed business communications, leading the shift from on-premises legacy communications to the cloud. Today, the company has an AI-powered multi-product portfolio including Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), Video & Events, and RingSense AI solutions. RingCentral’s core tenets include: a) Trust: We provide communications that businesses can trust with reliability, security, and privacy; b) Innovation: We execute through focused and strategic innovation, setting the bar in the industry for many market firsts; c) Partnerships: We have a diverse set of strategic partners, global service providers, channel partners, and third-party developers. RingCentral is designed for intelligent, connected, and effortless businesses communications, making employee and customer experiences more productive and efficient.
Our multi-product portfolio includes:
•RingEX. RingEX (formerly RingCentral MVP) is our AI-powered Unified Communications as a Service (UCaaS) platform available in 46 countries and phone number availability in 100 countries, enabling seamless collaboration across voice, messaging, and video:
◦Cloud phone system with IVR, advanced call queues, call management, and deep telephony integrations, where we historically have strived for 99.999% availability.
◦Business messaging, including enhanced SMS, MMS, and team chat for streamlined communication.
◦Cloud fax solutions for secure, integrated document receiving and transmission on mobile or desktop.

◦AI-enhanced video meetings, featuring meeting summaries, and smart collaboration tools, with conference room solutions and interoperability, integrating with third-party meetings.
◦Comprehensive business analytics and cloud migration tools.
◦APIs and integrations, allowing businesses to customize workflows and connect with existing applications.
~~•~~RingCentral Contact Center. RingCentral Contact Center is a collaborative contact center solution that delivers AI-powered omni-channel and workforce engagement solutions integrated with RingEX. RingCentral Contact Center brings together the powerful integration of Contact Center as a Service (CCaaS) which leverages technology from NICE Ltd., along with RingEX, enabling an easy collaboration while delivering seamless omnichannel experiences across more than 30 digital and voice channels.
•RingCX is our native next-generation CCaaS solution, delivering an AI-powered customer engagement solution with deep CRM integrations and a broad ecosystem of integrated partner solutions, including the following capabilities:
◦Omnichannel support across voice, chat, email, and messaging for a seamless customer experience.
◦Real time and historical analytics for supervisors
◦Outbound engagement, including predictive dialing, automated campaigns, and proactive customer outreach to drive conversions and engagement.
◦Bring-Your-Own IVA (Intelligent Virtual Assistant) for custom AI-powered self-service AI agents tailored to business needs.
◦Deep CRM integrations, including Salesforce, Zendesk, ServiceNow, HubSpot, Microsoft Dynamics, and others, ensuring customer interactions are context-aware and data-driven.
◦Seamless integration with RingEX, enabling a fully connected UCaaS and CCaaS powered by RingCentral global network.
•RingCentral Artificial Intelligence Solutions. RingCentral provides multiple AI solutions designed to improve employee productivity, elevate customer experience and automate routine tasks:
◦AI Solutions for RingEx.
▪AI Receptionist is an AI phone agent that uses generative AI to automatically answer customer questions and transfer callers to the right place, much like traditional full-time receptionists do.
▪AI Assistant automates conversation recaps, captures notes and summarizes actions, thus freeing employees from taking notes.
▪RingSense, transforms conversations into actionable conversational intelligence, helping teams improve productivity with AI-driven insights including among others: automated meeting and call summaries that capture key points and action items; sentiment and trend analysis; performance insights for managers and teams, providing benchmarking, coaching opportunities, and operational movements; and AI-powered sales intelligence, analyzing customer interactions to optimize engagement and improve sales efficiency.
◦AI Solutions for RingCX.
▪AI-based Quality Management (QM) powered by RingSense AI for smarter coaching and operational insights.
▪AI Agent Assist offers real-time suggestions and contextual responses to improve service efficiency.(This product is currently in beta).
▪AI Supervisor Assist enables real-time monitoring, coaching, and sentiment analysis to enhance team performance. (This product is currently in beta).

•RingCentral for Microsoft Teams. RingCentral seamlessly embeds into Microsoft Teams, providing reliable, global enterprise-grade phone, SMS, fax, and customer experience solutions—without requiring a Teams Phone license:
◦Embedded telephony, fax, and SMS, delivering a fully featured business phone system inside Teams.
◦RingSense conversation intelligence, providing AI-driven insights.
◦A personal AI assistant, automating notes, transcriptions, and follow-ups.
◦AI writer for SMS, automating composing texts.
•RingCentral Events. RingCentral Events, built on the Hopin Events and Session acquisition, enables businesses to host virtual, hybrid, and in-person events with AI-powered engagement tools:
◦Multi-session event hosting, from small gatherings to large-scale conferences.
◦AI-driven attendee engagement, including automated networking and personalized recommendations to foster community
◦Deep integrations with CRM and marketing automation
Our flagship cloud-based offerings, RingEX and RingCX, are subscription based and made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the years ended December 31, 2024 and 2023, subscriptions revenues accounted for over 90% of our total revenues. The remainder of our revenues are primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We use our direct inside sales force and indirect sales channels to market our product and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
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
Our Customers
We have a diverse and growing customer base across a wide range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. We seek to establish and maintain long-term relationships with our customers. We do not have significant customer concentration and no individual customer accounted for more than 10% of total revenue for the years ended December 31, 2024, 2023, and 2022. We believe that we will not have significant customer concentration in the future.

RingCentral powers customer engagement and intelligent communication across industries:
•Retail and e-commerce businesses use AI-assisted agents to reduce wait times, automate order inquiries, and personalize customer interactions.
•Financial services firms ensure compliance while enhancing client engagement with voice and digital experiences, personalized coaching, and intelligent risk and compliance monitoring.
•Healthcare providers streamline patient communication and care coordination with scheduling, automated documentation, and HIPAA-compliant messaging.
•Customer service teams improve response times with real-time agent assistance, self-service tools, and personalized coaching.
•Sales and marketing teams accelerate deals with conversation insights, automated follow-ups, and smarter customer engagement strategies.
We sell our solutions to enterprise customers, and small and medium-sized businesses. We define a “customer” as a party that purchases or subscribes to our products and services directly or through our indirect sales channel, which includes resellers and distributors, strategic partners and global service providers. We continue to look to expand our offerings in new geographies and believe that there are additional growth opportunities in international markets.
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
Research and Development
We believe that continued investment in research and development is critical to expanding our leadership position within the cloud-based business communications, collaboration, and contact center solutions market and is a key element of our culture. We devote the majority of our research and development resources to software development. Our engineering team has relevant industry experience in various disciplines related to our platform, such as voice, video, events, text, team messaging and collaboration, mobile application development, IP networking and infrastructure, contact center, digital customer engagement, user experience, security, and robust multi-tenant cloud-based system architecture.
Our development methodology, in combination with our software-as-a-service (“SaaS”) delivery model, allows us to provide new and enhanced capabilities on a regular basis. Based on feedback from our customers and prospects and our review of the broader business communications and SaaS markets, we continuously develop new functionality while maintaining and enhancing our existing solutions. We typically have multiple releases per year, where we constantly improve our solutions and introduce new capabilities and features to make our customers’ workforce more productive and to build out the feature set required by larger and global enterprises.

As part of our strategy to expand our technological capabilities, we engage in strategic transactions from time to time. Such strategic acquisitions enable us to complement our technology and skill sets and expand our solution reach.
Technology and Operations
Our platforms are hosted both in private and public clouds. Our private clouds are built on a highly scalable and flexible infrastructure comprised of commercially available hardware and software components. Our public clouds are built on a scalable platform that allows us to leverage shared components and services, enabling us to rapidly develop new features and functionalities on our existing platform without re-architecting the infrastructure to achieve geographical redundancy and high availability. We believe that both hardware and software components of our platform can be replaced, upgraded or added with minimal or no interruption in service. The system is designed to be redundant. We also utilize Amazon’s and Google's public cloud services, and for the foreseeable future, we expect to increase our utilization of such services.
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
Our worldwide intellectual property portfolio includes 478 issued patents, which expire between 2025 and 2042, and 99 patent applications, pending examination in the U.S. and in foreign jurisdictions, all of which are related to U.S. applications. In general, our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our solutions and subscriptions. In the future, we may “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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
•generative AI;
•incumbency;
•integration with mobile devices;
•brand awareness and recognition;
•simplicity of the pricing model; and

•total cost of ownership.
We believe that we generally compete favorably on the basis of the factors listed above.
We face competition from a broad range of providers of business communications and collaboration solutions. Some of these competitors include:
•traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya LLC, Cisco Systems, Inc., Mitel Networks Corporation, NEC Corporation, and Siemens Enterprise Networks, LLC, any of which may now or in the future also host their solutions through the cloud;
•software providers such as Microsoft Corporation, Zoom Communications, Inc. and Cisco Systems, Inc. that generally license and/or host their software solutions, and their resellers including major global service providers and cable companies;
•established business communications providers that resell on-premise hardware, software, and hosted solutions, such as Comcast, TMU, Orange, and others, all of whom currently have significantly greater resources than us and now or in the future also may develop and/or host their own or other solutions through the cloud;
•other cloud companies such as 8x8, Inc., Amazon.com, Inc., DialPad, Inc., GoTo, Microsoft Corporation, Nextiva, Inc., Twilio Inc., Vonage Holdings Corp. (acquired by Ericsson), Alianza, Inc., and Zoom Communications, Inc.;
•video meeting and collaboration service providers such as Amazon.com, Inc., Apple Inc., Alphabet Inc. (Google G-Suite and Meet), Meta Platforms, Inc., Microsoft Teams, Slack Technologies, Inc. (acquired by Salesforce.com, Inc.), and Zoom Communications, Inc.;
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
•contact center and customer relationship management providers such as Amazon.com, Inc., Alvaria, Inc., Avaya LLC, Five9, Inc., NICE Ltd. (including LiveVox Holdings, Inc.), Genesys Telecommunications Laboratories, Inc., Serenova, LLC (acquired by Enghouse Systems Ltd.), Talkdesk, Inc., Vonage Holdings Corp. (acquired by Ericsson), Salesforce.com, Inc., Twilio Inc., and Zoom Communications, Inc.; and
•digital engagement vendors such as eGain Corporation, LivePerson, Inc., among others named above that may offer similar features.
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
We invest in developing our talent and creating a superior employee experience. We believe that a highly engaged workforce will continue to drive RingCentral’s competitive advantage as an innovative company and will also keep RingCentral as an employer of choice. We believe that our approach to talent development and innovation enables our team members to grow in their current positions and build new skills. We provide learning courses across a broad range of categories such as leadership, inclusion and diversity, and technical and compliance, among others. We have periodic employee surveys that allow employees to voice their perceptions of the Company and their work experience.
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
As of December 31, 2024, we had 4,260 full-time employees and 3,140 contractors located in over 29 countries. As of December 31, 2024, approximately 72% of our personnel were located outside of the United States. Our geographic diversification enhances our ability to retain and attract highly skilled talent, have an employee base across the globe to be closer to our customers, as well as manage our headcount costs.
In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. For instance, some of our European employees are covered by collective bargaining agreements. We believe that our employee relations are good, and we have never experienced any work stoppages.
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
As we have expanded internationally, we have become subject to laws and regulations in the countries in which we offer our subscriptions. Regulatory treatment of communications services over the Internet outside the U.S. varies from country to country, and may be more onerous than imposed on our subscriptions in the U.S. In the United Kingdom, for example, our subscriptions are regulated by Ofcom, which, among other things, requires electronic communications services providers such as our company to provide all users access to both 112 (EU-mandated) and 999 (U.K.-mandated) emergency service numbers at no charge. Similarly, in Canada, our subscriptions are regulated by the CRTC, which, among other things, imposes requirements like those in the U.S. related to the provision of E-911 services, in all areas of Canada where the wireline incumbent carrier offers such 911 services. Countries across Europe have now implemented the EU Electronic Communications Code, clarifying and updating obligations on PSTN-connected voice service providers as well as imposing new requirements on number-independent services such as videoconferencing and team messaging. Additionally, the French regulatory agency, ARCEP, has made major changes to its telephone numbering plan that went into effect in January 2023, allowing for greater nomadic use of services like ours, and prohibiting the sub-assignment of phone numbers to resellers, requiring each provider to obtain numbers directly from ARCEP. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on the use of our subscriptions in international locations.
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
There are a number of federal, state, local, and foreign laws and regulations, such as the European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), which extended the CCPA, and numerous other state privacy laws imposing obligations and restrictions similar to the CCPA as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. We expect that with the expansion of our Global RingEX solution and sales of our services into new countries, we will become subject to additional data privacy regulations in other countries throughout the world. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.
As Internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state, or foreign agencies becomes more likely.
Regulations that do not directly apply to our business, but which do apply to our customers and partners, can also impact our business. As we expand our business, addressing customer and partner requirements in new jurisdictions and new verticals often requires investment on our part to address regulations that apply to our customers. Globally, these regulations continue to be introduced and to change over time. Such regulations can impact our ability to offer services to various customer markets, and our cost to deliver our services.
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
•We have incurred significant losses and negative cash flows in the past and we may not be able to achieve or sustain profitability in the future.
•Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or to exceed the expectations of research analysts or investors, which could cause our stock price to fluctuate.
•If we are unable to develop, license, or acquire new services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.
•If we are unable to attract new customers to our subscriptions or upsell to those customers on a cost-effective basis, our business will be materially and adversely affected.
•We rely and may in the future rely significantly on our channel partners and global service providers to market and sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
•Increased customer turnover, or costs we incur to retain and upsell our customers, could materially and adversely affect our financial performance.
•Economic and political conditions may harm our industry, business and results of operations.
•We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
•We face significant risks in our efforts to sell and market to medium-sized and larger businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.
•If we fail to continue to develop our brand or our reputation is harmed, our business may suffer.
•We depend largely on the continued services of our senior management and other highly-skilled employees, and if we are unable to hire, retain, manage and motivate our employees, we may not be able to grow effectively and our business, results of operations and financial condition could be adversely affected.
•We may expand through acquisitions of and investments in other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.
•Interruptions or delays in service whether caused by our third-party data center hosting facilities, other third-party providers, internal process failures, human errors, internal bugs or otherwise could impair the delivery of our subscriptions, require us to issue credits or pay penalties and harm our business.
•A security incident, such as a cyber-attack, information security breach, or denial of service event could delay or interrupt service to our customers, harm our reputation or business, impact our subscriptions, and subject us to significant liability.
•The AI technology and features incorporated into our solutions include new and evolving technologies that may present both legal and business risks.

•We rely on third-party vendors and competitors to deliver video, contact center and SMS services to customers, and changes in these relationships could have a material adverse effect on our business, results of operations and financial condition.
•Our subscriptions are subject to regulation, and future legislative or regulatory actions could adversely affect our business and expose us to liability in the U.S. and internationally.
•We may require additional capital or need to restructure our existing debt to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, results of operations, and financial condition may be adversely affected.
•Servicing our debt, including the Notes and Credit Agreement, may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash, repurchases of the Notes as required following a fundamental change or change of control, as applicable, or to repay all of our indebtedness at maturity.
•Our Credit Agreement imposes operating and financial restrictions on us.
•The capped call transactions may affect the value of the 2026 Convertible Notes and our Class A Common Stock and we are subject to counterparty risk.
•For as long as the dual class structure of our common stock as contained in our charter documents is in effect, voting control will be concentrated with a limited number of stockholders that held our stock prior to our initial public offering, including primarily our founders and their affiliates, and limiting other stockholders’ ability to influence corporate matters.
•Our Series A Convertible Preferred Stock has certain rights that are preferential to the rights of our common stock, which could adversely affect our liquidity and financial condition.
Risks Related to Our Business and Our Industry
We have incurred significant losses and negative cash flows in the past and we may not be able to achieve or sustain profitability in the future.
We have incurred substantial net losses since our inception. We have historically spent and expect to continue to spend considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development, regulatory compliance, and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.
In order to achieve net income in the future, we will need to do one or more of the following: increase our revenues , manage our cost structure, and/or avoid significant liabilities. Revenue growth has slowed and in the future, revenues may decline, or we may incur significant losses for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in customer demand or the growth of the markets in which we compete, in particular the UCaaS, CCaaS and software-as-a-service (“SaaS”) markets, shifts in our product mix, or if we fail for any reason to continue to capitalize on growth opportunities, including those related to our AI-based initiatives. For example, as we prioritize our RingCX solution, we expect a near-term headwind to revenue growth but higher profitability in the future. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•our ability to expand and retain existing customers, resellers, partners, and global service providers ("GSPs"), and expand our existing customers’ user base, and attract new customers;
•our ability to realize the benefits of our existing strategic partnerships, GSP relationships, and other strategic and GSP relationships that we may enter into in the future;
•our ability to introduce and effectively market and sell new solutions, including both solutions that we develop or license, and solutions we purchase for resale from third parties;
•the actions of our competitors, including pricing changes or the introduction of new solutions;
•our ability to effectively manage our growth, achieve net income profitability, and generate and grow our GAAP operating cash flow and non-GAAP free cash flow;
•our ability to successfully penetrate the market for larger businesses and key verticals;
•our ability to upsell our customers to our existing and new products and services;
•our ability to limit and manage down sell and churn;
•our dependency on third-party vendors and competitors of AI, hardware, software and services that we resell to our customers, in particular, NICE Ltd. and Zoom Communications, Inc., and our ability to effectively offer customers an alternate solution;
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
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including the ongoing conflicts in the Middle East, any potential worsening or expansion of these or other conflicts and wars, and U.S.-China relations.
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice, video communications, messaging and contact center solutions by businesses, as compared to email and other data-based methods. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. Currently, we derive a majority of our revenues from subscriptions to RingEX (formerly RingCentral MVP), and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality, such as RingCX, RingSense and RingCentral Events that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. For example, we and our peers and competitors continue to invest significantly in AI (including machine learning and large language models). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products, such as our AI-powered product, RingSense, will enhance or be beneficial to our business,. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to compete effectively, renew our subscriptions with existing customers, increase our subscription revenues from our existing customers, and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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

Some of our potential customers learn about us through leading search engines. While we employ search engine optimization and search engine marketing strategies, our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, or if search engine companies restrict or prohibit us from using their services, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in search costs could materially and adversely affect our customer acquisition efforts and our results of operations.
We rely and may in the future rely significantly on our channel partners and global service providers to market and sell our subscriptions; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.
Our future success depends on our continued ability to establish and maintain a network of channel relationships and strategic partnerships, including GSPs. A substantial portion of our revenues is derived from our network of sales agents, brokers, and resellers, which we refer to collectively as channel partners. Governmental regulations and contractual restrictions with telecom carriers may also restrict the ability of our channel partners to resell our products and services in some countries. We generally do not have long-term contracts with these channel partners, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential channel partners to favor their services or prevent or reduce sales of our subscriptions.
We have also entered into certain agreements with our strategic partners and GSPs to sell and market certain of our solutions. However, there can be no guarantee that our strategic partners, GSPs and/or any of their respective channel partners will be successful in marketing or selling our solutions or that they will not cease marketing or selling our solutions in the future. Further, certain strategic partners have failed in the past, and may fail in the future, to meet their minimum contractual seat and/or revenue commitments, including recoupment of advance payments. We have in the past, and may in the future, renegotiate the terms of our GSP relationships and strategic partnership agreements, including converting strategic partners from exclusive to non-exclusive partners.
In addition, we are in the process of adjusting our channel partner go-to-market strategy, to better enable a resale/wholesale model, which requires significant changes to our systems and processes. These system and process changes could result in longer time to implement our strategy which could have an impact on our revenue.
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
Customer turnover, as well as reductions in the number of users or pricing tier(s) for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to renew and upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our services, including third-party services and products that we integrate or sell as separate items to our customers, the value proposition of our services, the pricing of our services relative to similar services of our competitors, the customer support we provide, or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints. In addition, the impact of global economic conditions, including concerns about heightened inflation, fluctuating interest rates, and any economic downturn, could cause financial hardship for our customers, decrease technology spending, materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, cause our customers to seek a decrease in the number of users or solutions for which they subscribe, or impact our ability to collect, in a timely manner, monies due from the customer. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing in their own businesses, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, or do not pay their subscription fees, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to compensate for this higher turnover by increasing the number of new customers or upselling existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
Economic and political conditions may harm our industry, business and results of operations.
The success of our activities is affected by general economic and political conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability, changes in laws, foreign currency exchange rates, and trade barriers and sanctions. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. A significant portion of our revenues comes from small and medium-sized businesses, which have been, and may continue to be, adversely affected by the macroeconomic conditions and uncertainties to a greater extent than larger enterprises with greater financial resources. Unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years and/or may have elasticity clauses, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers. Geopolitical conflicts, including the effects of the ongoing war between Russia and Ukraine and related international sanctions against Russia, the ongoing conflicts in the Middle East, any potential worsening or expansion of these conflicts and wars, and U.S.-China relations, are heightening these risks.
The recent U.S. presidential election could lead to changes in economic conditions or economic uncertainties in the United States and globally. Any such changes or uncertainties, including in international trade relations, legislation and regulations (including those related to taxation and importation), or economic and monetary policies, could result in heightened diplomatic tensions or political and civil unrest, among other potential impacts, and have a material adverse effect on the global economy as a whole and/or our business, or may require us to significantly modify one or more of our current business practices.
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies has in the past, and may in the future, impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Bulgarian Lev, Chinese Yuan, Indian Rupee, Canadian Dollar, Australian Dollar, and Singapore Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. Certain changes in exchange rates have and may in the future negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is highly competitive. We face intense competition from other providers of UCaaS, CCaaS, Communications Platform as a Service (“CPaaS”), messaging, video, fax, virtual events, AI (including quality management, sales assistant and other AI driven functionalities), virtual assistant, work-

force management/optimization and other communication products and services. Our competitors include traditional on-premises, hardware business communications providers, cloud, hybrid and hosted communications providers, GSPs and each of their channel partners, resellers, distributors and agents who offer proprietary or other third-party cloud business communications products and services. As a result, several of the companies with whom we have commercial relationships, such as our GSPs, OEM resellers, and channel partners, also offer, market and sell competing products and services.
Our competitors include but are not limited to: 8x8, Inc., Dialpad, Inc., LogMeIn, Inc., Microsoft Corporation, Nextiva, Inc., Twilio Inc., Ericsson (“Vonage”), Zoom Communications, Inc., Amazon.com, Inc., AT&T Inc., BT Group plc, TELUS Corporation, Vodafone Group Plc, Deutsche Telekom, Avaya LLC (“Avaya”), Mitel Networks Corporation (“Mitel”), Cisco Systems, Inc. (“WebEx”), Alphabet Inc. (“Google Voice”), Meta Platforms, Inc., Oracle Corporation, and Salesforce.com, Inc., Five9, Inc., NICE Ltd. (including LiveVox Holdings, Inc.), Genesys Telecommunications Laboratories, Inc., Talkdesk, Inc., Verint Systems Inc., Calabrio, Inc., yellow.ai, ON24, Inc., Cvent Holding Corp., Gong.io Inc., Alianza, Inc., and Outreach Corporation.
Many of our current and potential competitors have longer operating histories, significantly greater resources and/or name recognition, more diversified offerings, greater international presence, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Our competitors may be able to adopt more aggressive pricing policies and promotions and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of our competitors have in the past and may choose in the future to sacrifice revenues and/or profitability to gain market share by offering their services at lower prices or for free, or offering alternative pricing models, such as “freemium” pricing or free "service credits." Our competitors may also offer bundled service arrangements that provide more complete service offerings with other functionality that we do not offer (such as broadband), thereby making them more attractive to potential customers despite the technical merits or advantages of our platform. Competition could result in a decrease to our prices, increase customer acquisition costs, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share, any or all of which could materially and adversely affect our revenues and growth.
We face significant risks in our efforts to sell and market to medium-sized and larger businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.
As we continue to sell and market to medium-sized and larger businesses, we expect to incur higher costs and longer sales cycles and we may be less effective at predicting if and when we will complete these sales. In these markets, the decision to purchase our subscriptions generally requires the approval of more technical personnel and management levels within a potential customer’s organization, and therefore, these types of sales require us to invest more time educating these potential customers about the benefits of our subscriptions. In addition, larger customers may demand more features, integration services, customization, more complex contract negotiations, and may require highly skilled sales and support personnel. Our investment in marketing our subscriptions to these potential customers may not be successful, which could significantly and adversely affect our results of operations and our overall ability to grow our customer base. Furthermore, many medium-sized and larger businesses that we sell and market to may already purchase business communications solutions from our larger competitors or, due to economic conditions or otherwise, reduce their technology spending or reduce the number of new employees for whom they purchase our solutions or reduce the number of existing employees using our solution (i.e., down-sell). As a result of these factors, these medium and large sales opportunities may require us to devote greater research and development resources and sales support to individual customers, and invest in hiring and retaining highly skilled personnel, resulting in increased costs and could likely lengthen our typical sales cycle, which could strain our sales and support resources. Moreover, these larger transactions may require us to delay recognizing the associated revenues we derive from these customers until any technical or implementation requirements have been met.
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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees, whether in the past or in the future, could significantly delay or prevent the achievement of our business, financial, developmental and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience, and effort of our co-founder, Chairman and Chief Executive Officer, Vladimir Shmunis, who has provided our strategic direction for over 20 years and has built and maintained what we believe is an attractive workplace culture. Any future changes resulting from the hiring or departure of executives could disrupt our business and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may therefore terminate employment with us at any time with limited or no advance notice. The replacement of any current or future senior management personnel could involve significant time and costs, and any such loss could significantly delay or prevent the achievement of our business objectives.
Our future success also depends on our ability to continue to attract and retain highly skilled personnel. Despite many recent layoffs in the technology industry and at the company, we believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where we have an office where a significant portion of our U.S. sales and customer support office and our network operations center is located, and in other locations where we have employees. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. Similar risks exist with respect to immigration regulations in other countries where we operate, may operate in the future or have employees or contractors. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel.
We may expand through acquisitions of and investments in other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.
Our business strategy may, from time to time, include acquiring or investing in new or complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, including recoupment or write-down of our investments in the partnership, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. Our inability to successfully acquire and, thereafter, operate and integrate newly acquired businesses or newly formed strategic partnerships appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as our revenues and gross margins.

Acquisitions, investments, strategic partnerships, and other strategic transactions involve additional significant risks and uncertainties, including:
•unanticipated costs;
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
•the assumption of contingent or other liabilities;
•the potential liability or expenses associated with new types of data stored, existing security obligations or liabilities, unknown weaknesses in our solutions, insufficient security measures in place, and compromise of our networks via access to our systems from assets not previously under our control;
•the inability to maintain uniform standards, controls, policies, and procedures;
•the inability to set up the necessary processes and systems to efficiently operate our partnerships and GSP relationships; and
•general technology, people and go-to-market integration risks.
Our inability to manage any of these risks successfully could harm our operations and our overall business.
Interruptions or delays in service whether caused by our third-party data center hosting facilities, other third-party providers, internal process failures, human errors, internal bugs or otherwise could impair the delivery of our subscriptions, require us to issue credits or pay penalties and harm our business.

We currently serve our North American customers from geographically disparate data center hosting facilities in North America, where we lease space from Equinix, Inc., and other providers, and we serve our European customers from third-party data center hosting facilities in Europe. We also use third-party co-location facilities located in various international regions to serve our customers in these regions. Certain of our solutions are hosted by third-party data center facilities including Amazon Web Services, Inc. (“AWS”) and Google Cloud Platform. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. We also resell third-party products and services, in particular, solutions from NICE Ltd. and Zoom Communications, Inc. and, any interruptions of their service may impact our customers. In addition, our services may have or be prone to errors, defects or bugs that could result in unanticipated interruptions of service. For example, in January 2025, we experienced an interruption in service due to an internal system error that impacted our customers for a limited number of hours, and we may in the future experience interruptions that impact our customers. Interruptions in our subscriptions may reduce our revenues, may require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new and retain existing customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.
As part of our current disaster recovery arrangements, our North American, European, and Asia Pacific infrastructure and our North American, European, and Asia Pacific customers’ data is currently replicated in near real-time at data center facilities in the U.S., Europe, and Asia Pacific, respectively. We do not control the operation of these facilities or of our other data center facilities, and they are vulnerable to damage or interruption from natural disasters, floods, fires, public health crises, power loss, telecommunications failures, and similar events. They may also be subject to human error, break-ins, sabotage, acts of vandalism, cybersecurity incidents, including ransomware or denial-of-service attacks, an act of terrorism and similar misconduct. Even with the disaster recovery arrangements in place, our subscriptions could be interrupted.

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
A security incident, such as a cyber-attack, information security breach, or denial of service event, could delay or interrupt service to our customers, harm our reputation or business, impact our subscriptions, and subject us to significant liability.
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from various threats, including cyber-attacks, denial-of-service events and other system and network disruptions, social engineering, unauthorized entry, insider threats, rogue employees or contractors, computer malware or other means of causing security breaches or incidents. Although we require our employees to undertake privacy and cybersecurity training, we have from time to time been subject to communications fraud, social engineering tactics, cyber-attacks by malicious actors, and denial of service and other disruptive events, and we may be subject to similar attacks in the future, particularly as the frequency and sophistication of cyber-attacks increases. We cannot assure you that our backup systems, regular data backups, security controls, personnel training, and other procedures currently in place, or that may be in place in the future, will prevent significant damage, system failure, service outages, data incidents, data loss, unauthorized access, loss of use, interruption, or increased charges from our technology vendors.
The amount of data we store for our customers and users increases as our business grows. We host services, which includes hosting customer data, in co-located data centers and in multiple public cloud services. Our solutions allow users to store files, tasks, calendar events, messages and other data on our services indefinitely or as may be directed by our customers, at least until termination of the agreement. We also maintain sensitive data related to our technology and business, and that of our employees, strategic partners, GSPs, channel partners, and customers, including intellectual property, proprietary business information and personal information (also called personal data) on our own systems and in multiple vendors’ cloud services. As a result of maintaining larger volumes of data and user files and/or as a result of our continued movement up market, or movement into new customer markets and acquisition of larger and more recognized customers, we may become more of a target for hackers, nation states, and other malicious actors.
In addition, we use third-party vendors who, in some cases, have access to our data and our employees’, partners’, and customers’ data. We employ layered security measures and have a means of working with third parties who report vulnerabilities to us. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors’ computing devices, infrastructure, or networks have in the past, and may in the future, be vulnerable to hackers, computer viruses, worms, ransomware, other malware, employee theft or misuse, phishing, denial-of-service attacks, or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network, or business practices or our or our vendors’ customers, employees, business partners, consultants, or other Internet users who attempt to obtain unauthorized access to our or our vendors’ corporate or personal systems, networks, or devices. Security weaknesses or vulnerabilities in our, our vendors’, or our customers’ infrastructure, networks, or business practices could lead to increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our partners and our customers, fines, claims, investigations and other proceedings, reduced revenue, or harm to our reputation or competitive position. In addition, even if vulnerabilities are not exploited or targeted, we could incur increased costs and capital expenditures in any efforts we undertake to strengthen our security controls or remediate security vulnerabilities.
We currently require a substantial number of our employees to work in one of our offices, nevertheless, we have implemented remote working protocols and offer work-issued devices to substantially all employees, whether working in an office or remotely. Actions of employees while working remotely may have significant effects on the security of our infrastructure, networks, and the information we process, such as by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store information outside of our network. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability to or expose us to security threats, such as ransomware or other malware and phishing attacks, and we may remain responsible for or otherwise face liability in connection with unauthorized access to, loss, unavailability alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain. Additionally, political and geopolitical uncertainty and actions, such as the war between Russia and Ukraine and the conflicts in the Middle East, may create heightened risks to us and our vendors, business partners, and consultants of cyber-attacks from nation-state actors or their affiliated entities, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain (including our software supply chain), continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts, or those of our suppliers, have been or will be successful.
We rely on encryption and authentication technology to provide secure transmission of and access to confidential information, including customer credit card numbers, debit card numbers, direct debit information, customer communications, and files uploaded by our customers. Advances in computer capabilities, new cryptographic discoveries, software or hardware bugs or vulnerabilities, social engineering activities, the introduction of ransomware or other malicious code, or other developments may result in a compromise or breach of the technology we use to protect our data and our customer data, or of the data itself. We also have incorporated AI-powered features into our solutions and may continue to incorporate additional AI features and technologies into our solutions in the future. Our use of AI features and technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
Additionally, third parties have in the past successfully induced, and may attempt in the future to induce using social engineering or other methods, employees, consultants, or customers into disclosing sensitive information, such as usernames, provisioning data, customer proprietary network information (“CPNI”) or other information in order to gain access to our customers’ user accounts or data, or to our systems or data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a customer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing information regarding our and our customers’ intellectual property, personal data and other confidential information. The techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems change and evolve frequently and may not be recognized until launched against a target, may be new and previously unknown or little-known, or may not be detected or understood until well after such actions are conducted. We may be unable to anticipate these techniques and may be unsuccessful in implementing appropriate preventative measures, and any security breach or other incident may be difficult to detect and may take longer than expected to remediate or otherwise address. Any system failure or disruption or security breach or incident that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation, loss, unavailability, or unauthorized use, disclosure, or other processing of our or our customers’ confidential or personal information could result in significant liability to us, loss of our intellectual property, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators, or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.
It is critical to our business that our sensitive information and that of our employees, strategic partners, GSPs, channel partners and customers remains secure and that our customers perceive that this information is secure. An information security incident could result in unauthorized access to, loss or unavailability of, or unauthorized disclosure or other processing of such information. Any actual or perceived cybersecurity breach or incident could expose us to litigation, indemnity obligations, government notification and investigations or other proceedings, contractual liability, and other possible liabilities, and could result in negative publicity, which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A security breach or incident could also expose us to increased costs, including remediation costs, disruption of operations, or increased cybersecurity protection costs, that may have a material adverse effect on our business. In addition, an actual or perceived security breach or incident of or impacting our customers’ systems can also result in exposure of credentials, unauthorized access to accounts, exposure of their information and data (including CPNI), and fraudulent calls on their accounts, which can have impacts to us similar to those described above. Any actual or perceived security breach or incident of or impacting our partners’ or vendors’ systems can result in similar impacts.

Additionally, due to the nature of our solutions, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a data security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, U.S., Georgia, and elsewhere may have access to customer data. While our agreements with our third-party contractors restrict their use or disclosure of any customer data, if these or other third-party vendors violate applicable laws or our policies, this may put our customers’ information at risk and could have a material and adverse effect on our business.
Laws, regulations, and enforcement activities relating to security and privacy continue to evolve. For example, in 2023, the SEC adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. Additionally, the Digital Operational Resiliency Act went into effect on January 17, 2025. It aims to establish a universal framework for managing and mitigating information and communication technology risk that will apply to financial-sector entities and their third-party cloud service providers.
We have incurred and expect to continue to incur significant expenses in our efforts to prevent and address security incidents. Determining whether a security breach or incident is notifiable or reportable may not be straightforward and may be costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach or incident. We may find it necessary for various reasons, such as a need to support changes to applicable laws or to support our expansion of sales into new geographic areas or into new industry markets, to change or enhance our cybersecurity measures, which may make it more expensive to operate in certain jurisdictions and may increase the risk of our non-compliance with evolving laws and regulations.
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
We have incorporated a number of AI-powered features, including RingSense, into our solutions. We use internally developed and third-party developed machine learning and AI technologies and we are making further investments in expanding our AI capabilities. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving legal and regulatory landscape. The successful integration of new and emerging AI technologies, such as generative AI, automated speech recognition (ASR), text-to-speech (TTS) and natural language processing (NLP) into our platforms and solutions will require additional investment, and the development of new approaches and processes, which will be costly and increase our expenses.
Further, the incorporation of AI-powered features into our solutions will subject us to new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. Intellectual property ownership and license rights, including copyright, surrounding AI technologies are new, evolving, and have not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we and our third-party developers configure and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. In addition, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.
Relatedly, large language models, or LLMs, can generate written content that contains bias, factual errors, misrepresentations, offensive language, or inappropriate statements. While we attempt to use LLMs in a way that mitigates these risks, there is no guarantee that we will be successful and these risks could harm our business, reputation, financial condition and results of operations.
In addition, the use of AI involves significant technical complexity and requires specialized expertise, and competition for specialized personnel in the AI industry is intense. Any disruption or failure in our or our third-party developers’ AI systems or infrastructure could result in delays or errors in our operations, which could harm our business, reputation, financial condition and results of operations.

The use of AI by our workforce may present risks to our business.
Our workforce is exposed to and uses AI technologies for certain tasks related to our business. We have guidelines and policies specifically directed at the use of AI tools in the workplace. Nevertheless, the use of these AI tools, whether authorized or unauthorized, by our workforce, poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients, and the misuse of our or third-party intellectual property. Use of AI technology by our workforce, even if consistent with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property or other rights, unauthorized access to or use of proprietary information, and failure to comply with open source software requirements. In addition, our employees use AI tools for various design and engineering tasks such as writing code and building content, and these tools may produce inaccurate responses that could lead to errors in our decision-making, solution development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our provision of effective training, monitoring and enforcement of appropriate policies, guidelines and procedures, and compliance by our workforce.
We rely on third-party competitors to deliver video, contact center and SMS services to customers, and changes in these relationships could have a material adverse effect on our business, results of operations and financial condition.
We currently use and/or provide third-party technology and integrations from Zoom Communications, Inc., NICE Ltd., Bandwidth.com, Inc., Microsoft Corporation and other companies to provide some of our solutions to our customers, including video, contact center and SMS solutions. We use, or in the future, may use and rely on technologies of other third-parties to deliver features and functionalities. We cannot assure you that we will be able to renew our agreements with any of these third-party providers and any of these service providers could elect or attempt to stop providing us with access to their services. In addition, these third-party providers may terminate or breach their contracts with us, or allow these contracts to expire. If any of these service providers cease to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, it could have a material adverse effect on our business and results of operations. Our inability to continue to offer these third-party solutions to our customers and/or our inability to effectively offer or migrate these customers to our own alternative or other third-party alternative solutions may have a material adverse effect on our business, results of operations and financial condition.
U.S. mobile carriers are now requiring businesses using SMS on over-the-top providers, including all CPaaS and UCaaS providers, such as RingCentral, to register with The Campaign Registry ("TCR"), to ensure text messages are compliant with wireless carrier guidelines, as well as to reduce spam. These new rules affect our customers, and we have built integrations with TCR to facilitate those registrations for our customers. TCR registration and related vetting can be cumbersome and costly and may cause customer churn, especially for SMB customers that have more limited person-to-person SMS needs. Additionally, SMS aggregators and wireless carriers sometimes block legitimate SMS traffic without prior notice, which may negatively impact our customers. Bandwidth, RingCentral’s SMS aggregator, currently blocks any and all SMS sent by phone numbers that have not been registered with TCR and associated with an approved messaging campaign. Despite our ongoing efforts to minimize the impact on our customers, our potential inability to provide SMS to affected customers may have a material adverse effect on our business, results of operations and financial condition.
Our international operations and customer base may expose us to significant risks.
We have significant operations directly or through third parties in many countries outside of the U.S. and Canada, including, the U.K., China, the Philippines, Germany, Georgia, Bulgaria, Spain, Australia, India, and France. We also sell our solutions to customers in several countries in Europe, as well as in the Asia Pacific region, and we may continue to grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide, as well as our ability to acquire and maintain international customers in a cost effective manner. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our relatively limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:
•our ability to comply with differing and evolving technical and environmental standards, telecommunications regulations, and certification requirements outside the U.S.;
•difficulties and costs associated with staffing and managing foreign operations, including managing compliance with foreign labor laws and regulations;

•new and different sources of competition;
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
•export controls and economic sanctions, foreign trade restrictions, travel restrictions, and changes in diplomatic and trade relationships, including tariffs and other non-tariff barriers, such as quotas and local content rules;
•our ability to comply with different and evolving laws, rules, and regulations, including the European General Data Protection Regulation (the “GDPR”), and other data privacy and data protection laws, and regulations;
•compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and U.K. Bribery Act of 2010;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences;
•fluctuations in currency exchange rates;
•exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•restrictions on the transfer of funds;
•deterioration of political relations between the U.S. and other countries where we have personnel who support our business, particularly China, India, Bulgaria, Spain, and the Philippines; and
•political or social unrest, economic instability, conflict or war in such countries.
Our failure to manage any of these risks successfully could harm our future international operations and our overall business.
If we are unable to effectively process local number and toll-free number portability provisioning, and/or our customers are unable to register with TCR in a timely manner, our growth may be negatively affected.
We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. Transferring numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our subscriptions must maintain both our subscription and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on third-party GSPs to transfer these numbers, a process that we do not control, and these third-party GSPs may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires Internet voice communications providers to comply with specified number porting timeframes when customers leave our subscription for the services of another provider. Several international jurisdictions have imposed similar number portability requirements on subscription providers like us. If we or our third-party GSPs are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the U.S., both customers and GSPs may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

U.S. mobile carriers are now requiring businesses using SMS on over-the-top providers, including all CPaaS and UCaaS providers, such as RingCentral, to register with TCR, to ensure text messages are compliant with wireless carrier guidelines, as well as to reduce spam. These new rules affect our customers, and we have built integrations with TCR to facilitate those registrations for our customers. TCR registration and related vetting can be cumbersome and costly and may cause customer churn, especially for SMB customers that have more limited person-to-person SMS needs. Additionally, SMS aggregators and wireless carriers sometimes block legitimate SMS traffic without prior notice, which may negatively impact our customers. Bandwidth.com, Inc., RingCentral’s SMS aggregator, currently blocks any and all SMS sent by phone numbers that have not been registered with TCR and associated with an approved messaging campaign. Despite our ongoing efforts to minimize the impact on our customers, our potential inability to provide SMS to affected customers may have a material adverse effect on our business, results of operations and financial condition.
Our business could suffer if we cannot obtain or retain direct inward dialing numbers or are prohibited from obtaining local or toll-free numbers or if we are limited to distributing local or toll-free numbers to only certain customers.
Our future success depends on our ability to procure large quantities of local and toll-free direct inward dialing numbers (“DIDs”) in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications GSPs that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. For instance, France implemented new rules requiring service providers to obtain DIDs directly from regulatory authorities. Further, due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire DIDs for our operations would make our subscriptions less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud-based business communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs.
If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base, new sales, and revenues to decline significantly.
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If customers pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that a customer did not authorize the specific credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant and/or service provider standards, including data protection standards, required to utilize their services from time to time. We have established and implemented measures intended to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). If we fail to maintain compliance with such standards or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If we fail to maintain compliance with current service provider standards, such as the PCI DSS, or fail to meet new standards, customers may choose not to use our services. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant or service provider standards, including the PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to induce employees, sub-contractors, or consultants into disclosing customer credentials and other account information using social engineering and other methods, which can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and costs that we must pay to GSPs. Although we have implemented multiple fraud prevention, detection controls and personnel trainings, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments could cause our paid customer base to significantly decrease, which would have a material adverse effect on our results of operations, financial condition, and ability to grow our business.

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
Interruptions in our services caused by undetected errors, failures, or bugs in our services and/or human error could harm our reputation, result in significant costs to us, and impair our ability to sell our subscriptions.
Our services may have errors or defects that customers identify after they begin using them that could result in unanticipated interruptions of service. Internet-based services frequently contain undetected errors and bugs when first introduced or when new versions or enhancements are released. While the substantial majority of our customers are small and medium-sized businesses, the use of our services in complicated, large-scale network environments may increase our exposure to undetected errors, failures, or bugs in our services. Further, human error in maintaining our system could also lead to unanticipated service interruptions. Although we test our services to detect and correct errors and defects before their general release, we have, from time to time, experienced significant interruptions in our services as a result of such technical and/or human errors or defects and may experience future interruptions of service if we fail to detect and correct these errors and defects. For example, in January 2025, we experienced an interruption in service due to an internal system error that impacted our customers for a limited number of hours, and we may in the future experience interruptions that impact our customers. The costs incurred in correcting such defects or errors may be substantial and could harm our results of operations. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our services.
Any defects in, or unavailability of, our or third-party software or hardware that cause interruptions of our services could, among other things:
•cause a reduction in revenues or a delay in market acceptance of our services;
•require us to pay penalties or issue credits or refunds to our customers, channel partners, strategic partners, or GSPs, or expose us to claims for damages;
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
Continued growth could also strain our ability to maintain reliable service levels for our customers, resellers, partners, and GSPs, develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures, and recruit, train and retain highly skilled personnel. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly further international expansion and our transition to a multi-product company, could add complexity to our organization, require effective communication and coordination throughout our organization, and result in additional costs. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.

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
The occurrence of a catastrophic disaster could damage our facilities or the facilities of our contractors, which could cause us to curtail our operations.
Our corporate headquarters and other offices and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in the U.S. (including in the state of California), Spain, Georgia, Bulgaria, and several countries in Asia, including China, the Philippines, India, and Australia. Many of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes and typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war (including ongoing geopolitical tensions related to the war between Russia and Ukraine and the ongoing conflicts in the Middle East), political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters or geopolitical conflicts were to occur or worsen, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
Risks Related to Our Reliance on Third Parties
We rely on third parties, including third parties in countries outside the U.S., for a significant portion of our software development and design, quality assurance, operations, and customer support.
We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services, including third parties in countries outside the U.S. Specifically, we have outsourced a significant portion of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants principally in Tbilisi, Georgia.
In addition, we outsource a significant portion of our customer support, inside sales, network operation control functions, and general and administrative activities to third-party contractors located in Manila, the Philippines. For example, we offer customer support from third-party contractors located in the Philippines through both our online account management website and our toll-free customer support number in multiple languages. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil and political unrest, strikes, and other adverse events in the Philippines.
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
We also rely on purchased or leased hardware and software licensed from third parties, in particular, NICE Ltd. and Zoom Communications, Inc., in order to offer our subscriptions, and in some cases, we integrate third-party licensed software components into our platform. Any errors or defects in third-party hardware or software could result in errors or a failure of our subscriptions which could harm our business.
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
Finally, if problems occur with any of these third-party network service providers, it may cause outages, errors or poor call quality in our subscriptions, and we could encounter difficulty identifying the source of the problem. The occurrence of outages, errors or poor call quality in our subscriptions, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our subscriptions, termination of our relationships and agreements with our channel partners, strategic partners, or GSPs, or liability for failure to meet service level agreements which may require us to issue service credits or pay damages, and may seriously harm our business and results of operations.
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
We currently depend on a limited number of phone device suppliers and fulfillment agents to configure and deliver the phones that we sell.
We rely on a limited number of suppliers to provide phones that we offer for sale to our customers that use our services, and we rely on a limited number of fulfillment agents to configure and deliver the phones that we sell to our customers. Accordingly, we could be adversely affected if such third parties fail to maintain competitive phones or configuration services or fail to continue to make them available on attractive terms, or at all. Further, our vendor-supplied phones have lead times of up to several months for delivery to our fulfillment agents and are built to forecasts that may be imprecise. We may, from time to time, we will have either excess or insufficient product inventory.
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
In addition, hard phones must interoperate with our back-end servers and systems, which contain complex specifications and utilize multiple protocol standards and software applications. If any of our suppliers changes the operation of their phones or implements new or updated firmware releases for their phones, we will be required to undertake development and testing efforts to ensure that the new phones interoperate with our system. If our vendor-supplied phones do not interoperate effectively with our system, our customers’ ability to use our subscriptions could be delayed or orders for our subscriptions could be canceled, which would harm our business, financial condition, and results of operations.
Risks Related to Regulatory Matters
Our subscriptions are subject to regulation, and future legislative or regulatory actions could adversely affect our business and expose us to liability in the U.S. and internationally.
Federal Regulation
RingCentral’s voice products are regulated by the Federal Communications Commission (“FCC”) as interconnected VoIP services, and RingCentral provides other communications services, such as videoconferencing and fax, that may also be subject to FCC regulation. As a communications service provider, we are subject to existing or potential FCC regulations relating to privacy and data protection, disability access, porting of numbers, cooperation with law enforcement, emergency dialing, wiretapping, outage reporting, call authentication, anti-fraud measures, robocalling and robotexting and junk faxes, Federal Universal Service Fund (“USF”) contributions, and other requirements and regulations. FCC reclassification of our interconnected VoIP services as Telecommunications Services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to enforcement actions, fines, loss of authorizations, and possibly restrictions on our ability to provide our services. Any enforcement action by the FCC, which may be a public process, could result in significant fines, hurt our reputation in the industry, and/or have a material adverse impact on our revenues. In some cases, actions by our customers could result in liability for RingCentral under FCC, FTC, and/or state laws or regulations, either through enforcement by regulatory agencies, state attorneys general, or through private actions.
State Regulation
State regulation of our interconnected VoIP services is generally preempted by the FCC. RingCentral’s interconnected VoIP services are considered to be nomadic, because they can be used from any broadband connection. However, a number of states, including California, require us to register as a VoIP provider, contribute to state USF, assess and remit state and local telecom fees, and pay other surcharges and annual fees that fund various state programs. Where permitted, we may pass these fees and surcharges onto our customers, which may result in our subscriptions becoming more expensive or require us to absorb these costs. Additionally, we may be subject to state laws and regulations relating to privacy and data protection, disability access, emergency dialing, wiretapping, outage reporting, and other requirements and regulations. Failure to comply with any current or future state regulations that apply to our business, could result in substantial fines and penalties and could harm our business.
International Regulation
RingCentral provides communications services in over forty countries. We are subject to foreign laws and regulations relating to communications, digital services, call authentication, wiretapping, metering and billing, consumer protection, data protection, security, Artificial Intelligence, emergency calling, anti-fraud measures, and other requirements. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to provide service in certain markets. Some jurisdictions restrict the resale of certain communications services, which may impact our go-to-market strategy and affect our revenues. Failure to comply with any current or future foreign laws or regulations that apply to our business, could result in substantial fines and penalties, cause us to have to restructure our product offerings, exit certain markets, or raise the price of our products, and could harm our business.

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
In the course of providing our services, RingCentral collects, stores, transmits, and discloses (collectively, “processes”) many types of personal data, including sensitive personal data. RingCentral’s processing of personal data is subject to a myriad of obligations and restrictions flowing from laws, regulations, industry standards, and contracts.
Data protection laws in the U.S. and abroad give consumers and businesses rights to control the processing of personal data, including the right to opt-out of the sale, sharing, or certain uses of their data and to which countries their data may be transferred. In the U.S., we could be subject to enforcement actions if the FTC or state attorneys general have reason to believe we have engaged in unfair or deceptive privacy or data security practices. Sector specific laws applicable to personal health data, personal data processed on behalf of financial institutions, data about minors, and personal data processed in the course of providing communications services impose compliance costs and create regulatory risks. Omnibus privacy laws applicable abroad and in an increasing number of U.S. states may apply to RingCentral’s processing in those jurisdictions. In addition, many data protection laws outside the United States prohibit or impose burdens on the transfer of personal data to countries, including the U.S., that have been deemed not to provide adequate privacy protections. Our obligations under these laws and regulations may be unclear, compliance can be costly, and penalties for non-compliance can be substantial. Increasingly, jurisdictions in which RingCentral does business are regulating digital services and emerging technologies such as AI in ways that go beyond traditional privacy and data protection legislation. The impact of this regulatory activity on the overall industry, business models and our operations are uncertain and could result in changed or new operational and administrative costs that could have an adverse effect on our business, financial condition, and results of operations.
If we experience or suspect a data security incident, we may incur significant costs associated with investigation, mitigation, remediation, and customer notifications. We may be unable to maintain complete control over data security, e.g., our customers may accidentally disclose their passwords. Additionally, if our third-party contractors experience a data security incident, or violate applicable laws or our policies, such incidents or violations may also put our customers’ information at risk, create the perception that our systems are not secure, and in turn have a material and adverse effect on our business.
Regulation of personal information is evolving, and new laws could further impact how we handle personal information and/or could require us to incur additional compliance costs, either or both of which could have an adverse impact on our operations. The scope and status of these obligations and restrictions is uncertain, changing, subject to differing interpretations, and may be inconsistent from jurisdiction to jurisdiction. As implementation and enforcement of these existing and new laws and regulations progress, we could experience additional costs associated with increased compliance burdens and contractual obligations, be required to localize certain personal data, and/or be at risk for increased regulatory fines or damages. Failure to comply with obligations and restrictions related to data privacy, data protection, and security in any jurisdiction in which we operate could subject us to regulatory investigations, lawsuits, substantial fines, sanctions, civil and criminal penalties, damages (including statutory damages), consent decrees, injunctions, adverse publicity, reputational damage, and other losses. Further, our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations, and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand. Even the perception of privacy-related concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.
Risks Related to Intellectual Property
Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.

There has been substantial litigation in the areas in which we operate regarding intellectual property rights. We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Accusations and lawsuits like these, whether against us or our customers, resellers, GSPs, strategic partners, or others, may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition, and cash flows. We have agreed and will continue to agree to indemnify others for expenses and liability resulting from claimed intellectual property infringement by our solutions. In the past, we have settled infringement and misappropriation litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we or those we indemnify, infringe third party intellectual property rights. If we, or any of our solutions, were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain subscriptions, prohibited from using certain processes, required to pay license fees for the technology, or required to redesign certain subscriptions, each of which could have a material adverse effect on our business and results of operations.
Certain technology necessary for us to provide our subscriptions may be protected by the intellectual property rights of others either now or in the future and we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all.
Our inability to obtain licenses to third party technology may:
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
•cause us to remove, cease to offer, and/or modify certain features and functions from our products;
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. As of December 31, 2024, our intellectual property portfolio included 478 issued patents, including patents acquired from strategic partnership transactions, which expire between 2025 and 2042. As of December 31, 2024, we also had 75 patent applications pending examination in the U.S. and 24 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be invalidated or may be circumvented by others. Further, we have in the past and may in the future "prune" our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
The unlicensed use of our brand, including through the registration of domain names, by third parties could harm our reputation, cause confusion among our customers and impair our ability to market our solutions and subscriptions. We have registered numerous trademarks and service marks and have applied for registration of additional trademarks and service marks and have acquired a large number of domain names in and outside the U.S. to establish and protect our brand names as part of our intellectual property strategy. If our applications receive objections or are successfully opposed by third parties, it will be difficult for us to prevent third parties from using our brand without our permission. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we are not successful in protecting our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand.
Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). Also, our competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and results of operations.
Our use of open source technology could impose limitations on our ability to commercialize our subscriptions.
We use open source software in our platform on which we deliver our services. While we use tools designed to help us monitor and comply with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software. There is a risk that the owners of the copyrights in such software may claim that such licenses impose unanticipated conditions or restrictions on our ability to provide our services. If such owners prevail in such claim, we could be required to make the source code for our proprietary software (which contains our valuable trade secrets) generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our subscriptions, to re-engineer our technology, or to discontinue offering our subscriptions in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could cause us to discontinue offering our products, harm our reputation, result in customer losses or claims, increase our costs or otherwise materially and adversely affect our business and results of operations.
Risks Related to Our Indebtedness
We may require additional capital or need to restructure our existing debt to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, results of operations, and financial condition may be adversely affected.
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. Accordingly, we may need to engage in equity or debt financing activities to secure additional funds or restructure our existing debt. However, additional funds may not be available or we may not be able to restructure our existing debt when we need to on terms that are acceptable to us, or at all. Volatility in equity capital markets may materially and adversely affect our ability to fund our business through public or private sales of equity securities or debt restructuring. Fluctuating interest rates and/or instability in the banking and finance industries may reduce our access to debt capital. Our current debt agreements do contain and any future debt financing that we secure in the future may include restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in the Credit Agreement, Senior Notes Indenture and any additional credit facilities or debt agreements we may secure in the future may restrict us from being able to conduct our operations in a manner appropriate for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.
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
Servicing our debt, including the Notes and the Credit Agreement, may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash, repurchases of the Notes as required following a fundamental change or change of control, as applicable, or to repay all of our indebtedness at maturity.
As of December 31, 2024, we had $161.3 million principal amount of our 0% convertible senior notes due 2025 (the “2025 Convertible Notes”) outstanding, $609.1 million principal amount of our 0% convertible senior notes due 2026 (the “2026 Convertible Notes” and, together with the 2025 Convertible Notes, the “Convertible Notes”) outstanding and $400.0 million principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes” and, together with the Convertible Notes, the “Notes”) outstanding. As of December 31, 2024, we had no amounts outstanding under our Revolving Credit Facility and $370.0 million principal outstanding under our Term Loan. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, as amended, including up to $225.0 million under our existing Revolving Credit Facility, up to $75.0 million of additional Term Loans that are available until May 2, 2025, and $275.0 million of Term Loan Commitments available for draw until May 6, 2025.
The Convertible Notes contain a conversion feature that allows holders to convert their Convertible Notes into shares of our Class A Common Stock as set forth in each of the indentures governing our Convertible Notes (the “Convertible Notes Indentures”). In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled under the applicable Convertible Notes Indenture to convert such Convertible Notes at any time during specified periods at their option. If one or more holders of a series elect to convert their Convertible Notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
In addition, holders of the Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change or change of control, as applicable, before the applicable maturity date at a repurchase price as set forth in the Senior Notes Indenture or the Convertible Notes Indentures, as applicable, plus any accrued and unpaid interest or special interest thereon, if any, as set forth in the applicable Notes Indenture. In addition, upon conversion of the Convertible Notes of the applicable series, we will be required to make cash payments in respect of such Convertible Notes being converted, as set forth in the applicable Convertible Notes Indenture. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed or repurchased, as applicable. However, even though we entered into the Credit Agreement, we cannot assure you that we will have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to (i) such series of Convertible Notes being converted or (ii) such series of Notes at their respective maturity.
Our ability to make required cash payments in connections with conversions of the Convertible Notes, repurchases of the Notes as required following a fundamental change or change of control, as applicable, to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes and any amounts borrowed under the Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, if expectations around our ability to effectively manage and repay our debt obligations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline. The Credit Agreement and the Senior Notes Indenture also contain, and any of our future debt agreements may also contain, restrictive covenants that may prohibit us from adopting some or any of these alternatives. For example, the Senior Notes Indenture contains restrictive covenants that may limit our ability, and the ability of our subsidiary guarantors, to, among other things, create liens on certain assets to secure debt, grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2030 Senior Notes, and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, and the Credit Agreement contains negative covenants that restrict our and our subsidiaries’ ability to incur indebtedness, create liens, make investments, dispose of assets and make certain restricted payments. Our failure to comply with these covenants could result in an event of default under our indebtedness which, if not cured or waived, could result in the acceleration of our debt and termination of the commitments under the Credit Agreement.

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
On February 14, 2023, we entered into a Credit Agreement among us, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended, the “Credit Agreement”). As of December 31, 2024, we had no amounts outstanding under our Revolving Credit Facility, $370.0 million principal outstanding under our Term Loan, and $75.0 million of Term Loan commitments available for draw until May 2, 2025 and $275.0 million of Term Loan Commitments available for draw until May 6, 2025. Any drawdown under the Credit Agreement is subject to compliance with the restrictive covenants contained in the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”).
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of December 31, 2024, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may elect to terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the Notes. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. Refer to Note 6 – Long-Term Debt in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

The capped call transactions may affect the value of the 2026 Convertible Notes and our Class A Common Stock and we are subject to counterparty risk.
In connection with the issuances of the 2026 Convertible Notes, we entered into capped call transactions with the option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A Common Stock initially underlying the 2026 Convertible Notes. The capped call transactions are expected to offset the potential dilution as a result of conversion of the 2026 Convertible Notes.
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
In addition, the option counterparties are financial institutions and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, it will increase if the market price or the volatility of our Class A Common Stock increases. Upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A Common Stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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
The stock market in general, and the market for SaaS and other technology-related stocks in particular, has been highly volatile. As a result, the market price and trading volume for our Class A Common Stock has been and may continue to be highly volatile, and investors in our Class A Common Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A Common Stock to fluctuate significantly include:
•our operating and financial performance and prospects and the performance of other similar companies including our strategic partners and GSPs;
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
•repurchases of Class A Common Stock by the Company; and

•changes in general market, economic, and political conditions in the U.S. and global economies or financial markets.
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
Our Class B Common Stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of December 31, 2024, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 55% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the dual class structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
In addition, because of the ten-to-one voting ratio between our Class B Common Stock and Class A Common Stock, the holders of Class B Common Stock collectively will continue to control many matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A Common Stock could be adversely affected.
Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, which may have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. If, for example, Mr. Shmunis retains a significant portion of his holdings of Class B Common Stock for an extended period of time, he could, in the future, control a majority of the combined voting power of our capital stock. As a board member, Mr. Shmunis owes fiduciary duties to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Shmunis is generally entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
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
The holders of Series A Convertible Preferred Stock are generally entitled to vote with the holders of our Class A Common Stock, which reduces the relative voting power of holders of our Class A Common Stock, and the holders of Series A Convertible Preferred Stock have certain separate consent rights.
The holders of our Series A Convertible Preferred Stock are generally entitled to vote with the holders of our Class A Common Stock on an as-converted basis, which reduces the relative voting power of the holders of our Class A Common Stock. However, the approval of the holders of at least a majority of the outstanding shares of Series A Convertible Preferred Stock (voting together as a separate class) is required in order for us to take certain actions, including certain actions that, among other things, would have an adverse effect, in any material respect, on the rights, preferences, privileges or voting power of the Series A Convertible Preferred Stock or the holders thereof. As a result, the holders of Series A Convertible Preferred Stock may in the future have the ability to influence the outcome of certain matters affecting our governance and capitalization.
Our Series A Convertible Preferred Stock has certain rights that are preferential to the rights of our common stock, which could adversely affect our liquidity and financial condition.
The holders of our Series A Convertible Preferred Stock have the right to receive dividends and distributions of assets on any liquidation, dissolution or winding up of our business before any payment may be made to holders of our common stock. In addition, upon the occurrence of certain change of control events, all shares of Series A Convertible Preferred Stock will automatically be redeemed by us for a price equal to $1,000 per share. These dividend and redemption obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of our Series A Convertible Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our Series A Convertible Preferred Stock and holders of our common stock.
We cannot guarantee that our stock repurchase programs will be fully implemented or that they will enhance long-term stockholder value.
Our board of directors has authorized a share repurchase program. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash including capped calls associated with the Convertible Notes. Under this program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. This program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. During the twelve months ended December 31, 2024, we repurchased approximately $316.9 million of our Class A Common Stock under this program. The timing and number of any future shares repurchased under this program will be determined by our management and will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review this program periodically and may authorize adjustments of its terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. This program could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. This program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 5 of this Annual Report on Form 10-K for additional information.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders (subject to certain consent rights of the holders of Series A Convertible Preferred Stock), up to 100,000,000 shares of undesignated preferred stock, 200,000 share of which are currently designated as Series A Convertible Preferred Stock;
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
•establish an advance notice procedure for stockholder proposals to be brought before any meeting of stockholders, including proposed nominations of persons for election to our board of directors;
•prohibit cumulative voting in the election of directors;
•provide that vacancies or other unfilled seats on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•state that the approval of the holders of a supermajority of the voting power of our outstanding shares of capital stock is required to amend certain provisions of our bylaws and our certificate of incorporation; and
•reflect two classes of common stock, as discussed above.

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
Risks Related to Taxation and Accounting Matters
Changes in effective tax rates, or adverse outcomes resulting from examination of our income or other tax returns, could adversely affect our results of operations and financial condition.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, certain jurisdictions, such as Canada, the United Kingdom and France, have enacted a digital services tax on revenues derived from digital activities in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws in the future. In addition, the United States introduced a 1% excise tax on stock buybacks, which could increase the cost to us of implementing our share repurchase programs or repurchasing our Series A Convertible Preferred Stock, and a 15% alternative minimum tax on adjusted financial statement income. Many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. As an example, on October 8, 2021, the OECD announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a global minimum tax rate of 15% for certain large multinational companies. On December 15, 2022, the European Union (the “EU”) Member States formally adopted the EU’s Pillar Two Directive and various countries have enacted or are in the process of enacting legislation on these rules. The

Pillar Two legislative changes, when enacted by various countries in which we do business, are not anticipated to have a material impact on our tax liabilities. We will continue to monitor legislative and regulatory developments to assess potential impacts that Pillar Two rules may have on our business, operating results and financial condition. Any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.
We may be subject to liabilities on past sales for taxes, surcharges, and fees and our operating results may be harmed if we are required to collect such amounts in jurisdictions where we have not historically done so.
We believe we collect state and local sales tax and use, excise, utility user, and ad valorem taxes, fees, or surcharges in all relevant jurisdictions in which we generate sales, based on our understanding of the applicable laws in those jurisdictions. Such tax, fees and surcharge laws and rates vary greatly by jurisdiction, and the application of such taxes to e-commerce businesses, such as ours, is complex and continuing to develop. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees, and surcharges for sales made over the Internet, and after the U.S. Supreme Court’s ruling in South Dakota v. Wayfair, U.S. states may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents, which may permit wider enforcement of sales tax collection requirements. Therefore, the application of existing or future laws relating to indirect taxes to our business, or the audit of our business and operations with respect to such taxes or challenges of our positions by taxing authorities, could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. Further, we have in the past and may in the future be audited by federal, state, and local tax authorities which could lead to liabilities for past unpaid taxes, fines, and penalties.
We may be unable to use some or all of our net operating loss and research credit carryforwards, which could materially and adversely affect our reported financial condition and results of operations.
As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) of $1.4 billion, which does not expire. Additionally, we have state net operating loss carryforwards of $1.2 billion that began to expire in 2025. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our reported financial condition and results of operations.
In addition to the potential carryforward limitations described above, under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), as amended, our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. In addition, in June 2024 California enacted legislation that limits the use of NOLs and tax credits for taxable years beginning on or after January 1, 2024, and before January 1, 2027, which may adversely affect our company if it earns taxable income in the impacted tax years.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm, KPMG LLP, is required to and has issued an attestation report as of December 31, 2024. While management concluded internal control over financial reporting was at a reasonable assurance level as of December 31, 2024, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.
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
Our estimates or judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
The CISO is responsible for management of cybersecurity risk and the protection and defense of our networks, systems and data. The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. Our CISO has served in various information technology and security leadership roles for over 20 years, including serving as the Chief Information Security Officer at 8x8 Communications and Lam Research Corporation. He holds a B.S. degree in Information Technology from the University of the Pacific and an M.B.A. from the University of Southern California.
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
We also lease office space in Denver, Colorado; London, England; Paris, France; Valencia, Spain; Sofia, Bulgaria; Bangalore, India; Xiamen and Hangzhou, China; and other small offices worldwide. In addition, we lease space from third-party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Vienna and Ashburn, Virginia; San Jose and Santa Clara, California; Chicago, Illinois; Amsterdam, the Netherlands; Zurich, Switzerland; Frankfurt, Germany; Bangalore and Mumbai, India; and other small locations worldwide. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.
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
Stockholders
As of February 18, 2025, there were 14 stockholders of record of our Class A Common Stock and Class B Common Stock. Because most of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Sales of Unregistered Equity Securities and Use of Proceeds
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended December 31, 2024 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended December 31, 2024 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
Balance as of September 30, 2024				$242,765
October 1, 2024 to October 31, 2024	1,055,744	$32.72	1,055,744	$208,303
November 1, 2024 to November 30, 2024	806,713	$36.88	806,713	$178,588
December 1, 2024 to December 31, 2024	264,780	$39.62	264,780	$168,113
Balance as of December 31, 2024	2,127,237		2,127,237	$168,113
(1)In May 2024, our board of directors authorized an incremental $250.0 million share repurchase program, subject to certain limitations. In February 2025, our board of directors authorized an incremental $100.0 million share repurchase, subject to certain limitations. The authorization under these programs do not expire. Refer to Note 11 – Stockholders’ Deficit and Convertible Preferred Stock and Note 18 – Subsequent Events in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
The graph below matches RingCentral Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 1000 index and the NASDAQ Computer index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A Common Stock.
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
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion regarding our financial condition and results of operations for fiscal 2023 as compared to fiscal 2022 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, as amended on April 24, 2024.
Overview
Over the past 25 years, RingCentral has transformed business communications, leading the shift from on-premises legacy communications to the cloud. Today, the company has an AI-powered multi-product portfolio including Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), Video & Events, and RingSense AI solutions. RingCentral’s core tenets include: a) Trust: We provide communications that businesses can trust with reliability, security, and privacy; b) Innovation: We execute through focused and strategic innovation, setting the bar in the industry for many market firsts; c) Partnerships: We have a diverse set of strategic partners, global service providers, channel partners, and third-party developers. RingCentral is designed for intelligent, connected, and effortless businesses communications, making employee and customer experiences more productive and efficient.
Our flagship cloud-based offerings, RingEX and RingCX, are subscription based and made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the years ended December 31, 2024 and 2023, subscriptions revenues accounted for over 90% of our total revenues. The remainder of our revenues are primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We use our direct inside sales force and indirect sales channels to market our product and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Global Service Providers and strategic partners who market and sell our RingEX, RingCX or other solutions, including co-branded solutions.
Our revenue has primarily been driven by our flagship RingEX, RingCentral Contact Center, RingCX, and other fees. Our revenue is derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. As of December 31, 2024, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For the years ended December 31, 2024, 2023 and 2022, the vast majority of our total revenues were generated in North America.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base, expand our indirect sales channels, continue to innovate, grow revenues from our existing customer base, increase sales and revenues from our existing and new products, expand our distribution channels, and scale internationally.

We have been actively implementing various measures to enhance operational efficiencies. These include stricter discipline in spending, increased productivity, efficiency gains, and optimizing our go-to-market strategies.
Macroeconomic Conditions and Other Factors
We are subject to risks and exposures caused by the current macroeconomic environment. Macroeconomic factors include persistent inflation, higher interest rates, change in government administration, supply chain disruptions, decreased economic output, geopolitical conflict and fluctuations in currency exchange rates, all of which can cause uncertainty. The overall macroeconomic environment may affect buying behavior from larger customers that could have an adverse impact on our results. We have in the past and may in the future experience lower upsell and increased downsell of additional RingEX (formerly RingCentral MVP) services within our existing base as customers slow hiring and rationalize their employee counts. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
Key Business Metrics
In addition to United States generally accepted accounting principles (“U.S. GAAP”) and financial measures such as total revenues, gross margin, and cash flows from operations, we review a number of key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. We discuss revenues and gross margin under “Results of Operations”, and cash flow from operations and free cash flows under “Liquidity and Capital Resources.” Other key business metrics are discussed below.
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2024 was $207.4 million. As such, our ARR at December 31, 2024 was $2.49 billion compared to $2.33 billion at December 31, 2023.
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

Our key business metrics for the five quarterly periods ended December 31, 2024 were as follows (dollars in billions, except percentages):

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.49	$2.48	$2.43	$2.37	$2.33
Components of Results of Operations
Revenues
Our revenues for the years presented generally consists of subscriptions and other revenues. Our subscriptions revenue primarily includes recurring fixed plan subscription fees, variable usage-based fees for usage in excess of plan limits, one-time fees, recurring license and other fees, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. We provide subscription services to our customers pursuant to contractual arrangements that range in duration typically from one month to five years. Our subscription services are based on the functionalities and services selected by a customer and may automatically renew for additional periods at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.
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
Our research and development efforts are focused on developing new and expanded features for our solutions, integrations with distributors and other software platforms, and improvements to our backend architecture. Research and development expenses consist primarily of personnel costs for employees and contractors, including share-based compensation expenses, and allocated costs of facilities and information technology, software tools and product certification. We expense research and development costs as incurred, except for certain internal-use software development costs that we capitalize. We believe that investment in our products is important for our future growth, and our research and development expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
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
General and administrative expenses consist primarily of personnel costs, including share-based compensation expenses, for employees and contractors engaged in infrastructure and administrative activities to support the day-to-day operations of our business. Other significant components of general and administrative expenses include professional service fees, allocated costs of facilities and information technology, cost of compliance with certain government-imposed taxes, the costs of legal matters, business acquisition costs, changes in the fair-value of contingent consideration and loss contingencies. We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we realign our hiring strategies and rationalize our discretionary spending.
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
Other income (expenses) consist primarily of the following:
•unrealized gains and losses from fair value adjustments on our long-term investments;
•gains and losses on extinguishment of debt relating to the partial repurchase of our convertible notes;
•gains and losses arising from agreements with strategic partners;
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2024	2023	2022
Revenues
Subscriptions	$2,297,192	$2,100,329	$1,887,756
Other	103,203	102,100	100,574
Total revenues	2,400,395	2,202,429	1,988,330
Cost of revenues
Subscriptions	593,294	557,050	531,098
Other	112,213	107,241	110,633
Total cost of revenues	705,507	664,291	641,731
Gross profit	1,694,888	1,538,138	1,346,599
Operating expenses
Research and development	329,323	335,851	362,256
Sales and marketing	1,096,448	1,068,050	1,057,231
General and administrative	266,447	333,048	292,898
Asset write-down charges	—	—	283,689
Total operating expenses	1,692,218	1,736,949	1,996,074
Income (loss) from operations	2,670	(198,811)	(649,475)
Other income (expense), net
Interest expense	(64,995)	(35,997)	(4,807)
Other income (expense)	15,100	77,963	(219,771)
Other income (expense), net	(49,895)	41,966	(224,578)
Loss before income taxes	(47,225)	(156,845)	(874,053)
Provision for income taxes	11,063	8,395	5,113
Net loss	$(58,288)	$(165,240)	$(879,166)

Percentage of Total Revenues*

	Year ended December 31,
	2024	2023	2022
Revenues
Subscriptions	96%	95%	95%
Other	4	5	5
Total revenues	100	100	100
Cost of revenues
Subscriptions	25	25	27
Other	5	5	6
Total cost of revenues	29	30	32
Gross profit	71	70	68
Operating expenses
Research and development	14	15	18
Sales and marketing	46	48	53
General and administrative	11	15	15
Asset write-down charges	—	—	14
Total operating expenses	70	79	100
Income (loss) from operations	—	(9)	(33)
Other income (expense), net
Interest expense	(3)	(2)	0
Other income (expense)	1	4	(11)
Other income (expense), net	(2)	2	(11)
Loss before income taxes	(2)	(7)	(44)
Provision for income taxes	—	—	—
Net loss	(2%)	(8%)	(44%)
* Percentages may not add up due to rounding.
Comparison of Fiscal Years Ended December 31, 2024, 2023, and 2022:
Revenues

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Subscriptions	$2,297,192	$2,100,329	$196,863	9%	$2,100,329	$1,887,756	$212,573	11%
Other	103,203	102,100	1,103	1%	102,100	100,574	1,526	2%
Total revenues	$2,400,395	$2,202,429	$197,966	9%	$2,202,429	$1,988,330	$214,099	11%
Percentage of total revenues
Subscriptions	96%	95%			95%	95%
Other	4	5			5	5
Total	100%	100%			100%	100%
Subscriptions revenue. Subscriptions revenue increased by $196.9 million, or 9%, during fiscal year 2024 as compared to fiscal year 2023. The increase was primarily due to the acquisition of new customers, sale of new products, upsells of RingEX and additional offerings to our existing customer base. Our sales are derived from our direct and indirect sales channels, including resellers, distributors, strategic partners and global service providers.

Other revenues. Other revenues increased by $1.1 million, or 1%, during fiscal year 2024 as compared to fiscal year 2023, higher device sales as a result of overall growth in business compared to the respective prior year period.
Although we expect to continue to add new customers for our products, including new product sales, and increase the usage of our products for existing customers, we will monitor the macroeconomic factors that could impact customer buying behavior and demand, including contract duration, timing of customer purchases, churn, upsell and down-sell, renewals, payment terms, and credit card declines, all of which could cause variability in our revenue.
Cost of Revenues and Gross Margin

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Cost of revenues
Subscriptions	$593,294	$557,050	$36,244	7%	$557,050	$531,098	$25,952	5%
Other	112,213	107,241	4,972	5%	107,241	110,633	(3,392)	(3)%
Total cost of revenues	$705,507	$664,291	$41,216	6%	$664,291	$641,731	$22,560	4%
Percentage of total revenues
Subscriptions	25%	25%			25%	27%
Other	5%	5%			5%	6%
Gross margins
Subscriptions	74%	73%			73%	72%
Other	(9)%	(5)%			(5)%	(10)%
Total gross margin %	71%	70%			70%	68%
Subscription cost of revenues and gross margin. Cost of subscriptions revenues increased by $36.2 million, or 7%, during fiscal year 2024 as compared to fiscal year 2023. The higher cost of subscription revenues was primarily due to a $32.9 million increase in third-party costs to support our solution offerings, a $14.3 million increase in infrastructure support costs, and a $5.5 million increase in personnel and contractor costs, partially offset by a $16.9 million decrease in the amortization of our intangible assets.
During fiscal year 2024 as compared to fiscal year 2023, our subscription gross margin remained relatively consistent period over period.
Other cost of revenues and gross margin. Cost of other revenues increased by $5.0 million, or 5%, during fiscal year 2024 as compared to fiscal year 2023, primarily due to an increase in costs associated with phone sales.
We expect to continue investing in our infrastructure and capacity to improve the availability of our offerings, including new products, supporting the growth of both our new and existing customers.
Research and Development

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$329,323	$335,851	$(6,528)	(2)%	$335,851	$362,256	$(26,405)	(7)%
Percentage of total revenues	14%	15%			15%	18%
Research and development expenses decreased by $6.5 million, or (2)%, during fiscal year 2024 as compared to fiscal year 2023. This decline was primarily due to $17.0 million decrease in share-based compensation due to rationalization of stock grants and $8.8 million reduction in professional fees, partially offset by $13.8 million increase in headcount cost and $4.7 million increase in overhead costs.

We believe that investment in our products is important for our future growth, and our research and development expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and Marketing

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Sales and marketing	$1,096,448	$1,068,050	$28,398	3%	$1,068,050	$1,057,231	$10,819	1%
Percentage of total revenues	46%	48%			48%	53%
Sales and marketing expenses increased by $28.4 million, or 3%, during fiscal year 2024 as compared to fiscal year 2023. This increase was primarily driven by a $52.5 million increase in third-party commissions and an $22.5 million increase in amortization of deferred sales commission costs. These increases were partially offset by a $15.6 million decrease in personnel and contractor costs, primarily due to headcount reductions, $16.6 million decrease in share-based compensation due to rationalization of stock grants, a $9.1 million reduction in advertising and marketing costs driven by disciplined spending, and a $5.3 million reduction in professional fees.
We expect to incur incremental sales and marketing expenses to support our growth while driving cost efficiencies by further optimizing our go-to-market strategies.
General and Administrative

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
General and administrative	$266,447	$333,048	$(66,601)	(20)%	$333,048	$292,898	$40,150	14%
Percentage of total revenues	11%	15%			15%	15%
General and administrative expenses decreased by $66.6 million, or (20)%, during fiscal year 2024 as compared to fiscal year 2023. This decrease was primarily driven by a $47.9 million reduction in share-based compensation due to rationalization of stock grants, $16.4 million decrease in professional fees, $3.7 million decrease in personnel and contractor costs driven by headcount reductions, and a $4.5 million decrease driven by changes in the fair value of our contingent consideration related to our acquisition of certain assets of Hopin, Inc., partially offset by a $6.1 million increase in overhead costs.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we realign our hiring strategies and rationalize our discretionary spending.
Other Income (Expense), Net

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense	$(64,995)	$(35,997)	$(28,998)	81%	$(35,997)	$(4,807)	$(31,190)	649%
Other income (expense)	15,100	77,963	(62,863)	(81)%	77,963	(219,771)	297,734	nm
Other income (expense), net	$(49,895)	$41,966	$(91,861)	nm	$41,966	$(224,578)	$266,544	nm
*nm - not meaningful
Interest expense. Interest expense increased by $29.0 million, or 81%, during fiscal year 2024 as compared to fiscal year 2023. This increase was mainly attributable to interest incurred under our Credit Agreement and the 2030 Senior Notes that were raised in 2023.

Other income (expense). Other income decreased by $62.9 million, or (81)%, during fiscal year 2024 as compared to fiscal year 2023. This decline was primarily due to a $53.4 million reduction in gains from the early extinguishment of debt during the year ended December 31, 2023, a $5.8 million increase in loss on foreign exchange, and a $4.5 million decrease in interest income from our investments, driven from lower interest rates on our money market funds.
Other income and expense, net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, and fluctuations in currency exchange rates in the current macroeconomic environment.
Net Loss
Net loss decreased by $107.0 million, or (65)%, during fiscal year 2024 as compared to fiscal year 2023. This decrease was largely due to a $201.5 million reduction in loss from operations, driven by higher subscription revenues and lower operating expenses as a percentage of total revenue. The reduction in operating expenses was achieved through continued disciplined spending, including an $87.6 million decrease in share-based compensation and a $33.5 million reduction in professional fees. These reductions in operating expenses were partially offset by non-operating factors, including a $53.4 million decrease in gains from the early extinguishment of debt, a $29.0 million increase in interest expense related to our Credit Agreement and 2030 Senior Notes, a $5.8 million increase in loss on foreign exchange, and a $4.5 million decrease in interest income from our investments, driven from lower interest rates on our money market funds.
Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also have access to additional liquidity from our Term Loan and Revolving Credit Facility. As of December 31, 2024 and 2023, we had cash and cash equivalents of $242.8 million and $222.2 million, that included $7.4 million and $1.1 million in restricted cash in the form of a bank deposit for issuance of a foreign bank guarantee, respectively.
Under our share repurchase programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. During the twelve months ended December 31, 2024, we repurchased and settled approximately 9.6 million shares of our Class A Common Stock, by paying an aggregate amount of approximately $322.4 million under the plans previously authorized by our Board, which includes $1.2 million in excise taxes paid in the fourth quarter of 2024. As of December 31, 2024, approximately $168.1 million remained authorized and available under our share repurchase programs for future share repurchases. In February 2025, our board of directors authorized an incremental $100.0 million share repurchase, subject to certain limitations. The authorization does not expire. Refer to Note 11, Stockholders’ Deficit and Convertible Preferred Stock and Note 18 – Subsequent Events in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.
In June 2024, we completed the acquisition of certain assets of Mitel for $26.3 million paid in cash. Refer to Note 8 - Business Combinations, in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

The following table sets the current outstanding debt principal and the future payments as of December 31, 2024 (in thousands):

	2025 Convertible Notes	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2025	$161,326	$—	$20,000	$—	$181,326
2026	—	609,065	20,000	—	629,065
2027	—	—	20,000	—	20,000
2028	—	—	310,000	—	310,000
2029 onwards	—	—	—	400,000	400,000
Total principal amount	$161,326	$609,065	$370,000	$400,000	$1,540,391
We have access to additional liquidity of $350.0 million available under our delayed draw-down Term Loan and $225.0 million available under our Revolving Credit Facility. Refer to Note 6, Long-Term Debt, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information regarding our Credit Agreement, the 2030 Senior Notes and the Convertible Notes. We were in compliance with all debt covenants as of December 31, 2024. We believe that cash flows from our operations, combined with $350 million of incremental capacity on our Term Loan and $225 million on our Revolving Credit Facility, as well as our ability to raise cash through additional financing, will provide adequate liquidity to extinguish our 2025 and 2026 Convertible Notes on a timely basis as contractually required.
We believe that cash flows from our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, operating expenses, and capital equipment required to support our headcount and in support of our co-location data center facilities, our interest payments for both our Term Loan and 2030 Senior Notes, and the repayment of our 2025 Convertible Notes and/or our 2026 Convertible Notes. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt. We may from time to time seek to refinance certain of our outstanding debt through issuances of new notes or convertible debt, term loans, exchange transactions or debt repurchases. Such issuances, exchanges or repurchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. Refer to risk factors in Part I, Item 1A in this Annual Report on Form 10-K for additional information.
Cash Flows
The table below provides selected cash flow information for the periods indicated (in thousands):

	Year ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$483,276	$399,662	$191,305
Net cash used in investing activities	(109,359)	(90,449)	(87,210)
Net cash used in financing activities	(351,081)	(358,018)	(98,218)
Effect of exchange rate changes	(2,220)	1,016	(3,055)
Net increase (decrease) in cash and cash equivalents	$20,616	$(47,789)	$2,822
Net Cash Provided By Operating Activities
Cash provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, sales, marketing, innovation and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.

Net cash provided by operating activities was $483.3 million for the year ended December 31, 2024. The cash flow from operating activities was primarily driven by timing of cash receipts from customers and global service providers, offset by cash payments for personnel-related costs and payments to vendors along with interest payments on our debt obligations.
Net cash provided by operating activities for the year ended December 31, 2024, increased by $83.6 million as compared to the year ended December 31, 2023. This change reflects working capital impacts resulting from the timing of payments and collections as well as interest payments on our debt obligations.
Net Cash Used In Investing Activities
Our primary investing activities consist of our capital expenditures and expenditures for internal-use software, business acquisitions, and cash paid for intellectual property assets.
Net cash used in investing activities was $109.4 million for the year ended December 31, 2024. This was primarily driven by $80.5 million in capital expenditures, including personnel-related costs associated with the development of internal-use software, and $26.3 million in cash paid for business combinations.
Net cash used in investing activities for the year ended December 31, 2024 increased by $18.9 million as compared to the year ended December 31, 2023. This increase was primarily driven by $11.6 million for business combinations, and $4.8 million in capital expenditures, including personnel-related costs associated with the development of internal-use software.
Net Cash Used In Financing Activities
Our primary financing activities include utilizing cash to repurchase Class A Common Stock under our share repurchase programs, servicing and repaying debt, paying contingent consideration, proceeds from issuance under our stock plans, paying taxes related to these plans, and meeting our existing financing commitments.
Net cash used in financing activities was $351.1 million for the year ended December 31, 2024. This was primarily driven by $322.4 million paid, including excise taxes, to repurchase and retire approximately 9.6 million shares of our Class A Common Stock under our share repurchase program. Additionally, cash outflows included $24.9 million for debt service costs and debt repayments, $10.3 million for contingent consideration, $6.0 million for taxes associated with our stock plans, and $4.3 million to fulfill our existing financing commitments. These expenditures were partially offset by $16.7 million in proceeds from issuance of stock in connection with our stock plans.
Net cash used in financing activities for the year ended December 31, 2024, decreased by $6.9 million as compared to the year ended December 31, 2023. This decrease was primarily due to a $35.2 million net financing cash outflow during the twelve months ended December 31, 2023 as a result of issuance of new debt and repurchases of convertible notes, partially offset by a $14.9 million increase for debt service costs and repayments, and $11.3 million increase in payments for the repurchase and retirement of our Class A Common Stock.
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$483,276	$399,662	$191,305
Capitalized expenditures	(80,528)	(75,740)	(86,443)
Non-GAAP free cash flow	$402,748	$323,922	$104,862

Remaining Performance Obligations
We have generally signed new customer contracts with typical subscription terms ranging from one month to five years. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute our remaining performance obligations. Until we meet our performance obligations, we do not recognize them as revenues in our consolidated financial statements. Our remaining performance obligations exclude contracts with an original expected length of less than one year. Contract revenue as of December 31, 2024 that has not yet been recognized was approximately $2.6 billion.
Deferred Revenue
Deferred revenue primarily consists of the unearned portion of monthly or annual invoiced fees for our subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. For customers with multi-year contracts, we generally invoice for monthly or only one annual subscription period in advance. Therefore, our deferred revenue balance does not capture the full contract value of multi-year contracts. Accordingly, we believe that deferred revenue is not a reliable indicator of future revenues and we do not utilize deferred revenue as a key management metric internally.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2024 (in thousands):

	Payments due by period
	Up to 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations (1)	$23,000	$26,611	$5,043	$—	$54,654
Supplier financing arrangements (2)	633	1,097	—	—	1,730
Principal payments on long-term debt (3)	181,326	649,065	310,000	400,000	1,540,391
Contractual interest payments on long-term debt (3)	57,160	110,487	70,421	34,000	272,068
Purchase obligations (4)	63,758	70,121	32,409	—	166,288
Total	$325,877	$857,381	$417,873	$434,000	$2,035,131
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
(4)Purchase obligations are primarily related to third-party managed hosting services and represent our non-cancellable open purchase orders and contractual obligations for which we have not received the goods or services as of December 31, 2024.

Indemnification Obligations
Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2024.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During fiscal 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of December 31, 2024, we had cash and cash equivalents of $242.8 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. During fiscal year 2024, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of December 31, 2024, we had $161.3 million and $609.1 million outstanding from our 2025 Convertible Notes and 2026 Convertible Notes, respectively. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Convertible Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decrease in value.
As of December 31, 2024, we had no amounts outstanding under our Revolving Credit Facility and $370.0 million principal outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement will bear interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. Our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of December 31, 2024, we had $400.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of our 2030 Senior Notes are exposed to interest rate risk. Generally, the fair values of the 2030 Senior Notes will increase as interest rates fall and decrease as interest rates rise.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt as of January 1, 2022 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Update No. 2020-06.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Information technology systems used in subscriptions revenue
As discussed in Note 1 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company recorded $2,400.4 million of total revenues for the year ended December 31, 2024, of which $2,297.2 million related to subscriptions. There are high volumes of subscription transactions processed across multiple information technology (IT) systems.
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
San Francisco, California
February 24, 2025

RINGCENTRAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$242,811	$222,195
Accounts receivable, net	386,252	364,438
Deferred and prepaid sales commission costs	182,615	184,620
Prepaid expenses and other current assets	59,444	77,396
Total current assets	871,122	848,649
Property and equipment, net	180,650	184,390
Operating lease right-of-use assets	46,463	42,989
Deferred and prepaid sales commission costs, non-current	325,198	395,724
Goodwill	82,986	67,370
Acquired intangibles, net	258,526	393,767
Other assets	14,928	12,024
Total assets	$1,779,873	$1,944,913
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$21,866	$53,295
Accrued liabilities	283,799	325,632
Current portion of long-term debt, net	181,252	20,000
Deferred revenue	261,882	233,619
Total current liabilities	748,799	632,546
Long-term debt, net	1,347,881	1,525,482
Operating lease liabilities	29,733	28,178
Other long-term liabilities	4,930	61,827
Total liabilities	2,131,343	2,248,033

Commitments and contingencies (Note 10)
Series A convertible preferred stock, $0.0001 par value; 200 shares authorized at December 31, 2024 and 2023; 200 shares issued and outstanding at December 31, 2024 and 2023	199,449	199,449

Stockholders’ deficit
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2024 and 2023; 80,913 and 83,543 shares issued and outstanding at December 31, 2024 and 2023	8	8
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2024 and 2023; 9,805 and 9,924 shares issued and outstanding at December 31, 2024 and 2023	1	1
Additional paid-in capital	1,215,377	1,204,781
Accumulated other comprehensive loss	(8,881)	(8,223)
Accumulated deficit	(1,757,424)	(1,699,136)
Total stockholders’ deficit	(550,919)	(502,569)
Total liabilities, temporary equity and stockholders’ deficit	$1,779,873	$1,944,913
See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenues
Subscriptions	$2,297,192	$2,100,329	$1,887,756
Other	103,203	102,100	100,574
Total revenues	2,400,395	2,202,429	1,988,330
Cost of revenues
Subscriptions	593,294	557,050	531,098
Other	112,213	107,241	110,633
Total cost of revenues	705,507	664,291	641,731
Gross profit	1,694,888	1,538,138	1,346,599
Operating expenses
Research and development	329,323	335,851	362,256
Sales and marketing	1,096,448	1,068,050	1,057,231
General and administrative	266,447	333,048	292,898
Asset write-down charges	—	—	283,689
Total operating expenses	1,692,218	1,736,949	1,996,074
Income (loss) from operations	2,670	(198,811)	(649,475)
Other income (expense), net
Interest expense	(64,995)	(35,997)	(4,807)
Other income (expense)	15,100	77,963	(219,771)
Other income (expense), net	(49,895)	41,966	(224,578)
Loss before income taxes	(47,225)	(156,845)	(874,053)
Provision for income taxes	11,063	8,395	5,113
Net loss	$(58,288)	$(165,240)	$(879,166)
Net loss per common share
Basic and diluted	$(0.63)	$(1.74)	$(9.23)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	92,110	94,912	95,239

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2024	2023	2022
Net loss	$(58,288)	$(165,240)	$(879,166)
Other comprehensive (loss) income
Foreign currency translation adjustments	(5,537)	3,070	(9,425)
Unrealized gain (loss) on derivative instruments	4,879	(2,512)	—
Total other comprehensive (loss) income	(658)	558	(9,425)
Comprehensive loss	$(58,946)	$(164,682)	$(888,591)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Common stock
	Shares	Amount
Balance as of December 31, 2021	94,309	$9	$1,086,870	$644	$(748,556)	$338,967
Cumulative effect of accounting change (Note 1)	—	—	(329,280)	—	93,826	(235,454)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings, and other commercial arrangements	3,373	1	21,418	—	—	21,419
Repurchases of common stock	(2,297)	—	(99,793)	—	—	(99,793)
Share-based compensation	—	—	380,665	—	—	380,665
Other comprehensive loss	—	—	—	(9,425)	—	(9,425)
Net loss	—	—	—	—	(879,166)	(879,166)
Balance as of December 31, 2022	95,385	$10	$1,059,880	$(8,781)	$(1,533,896)	$(482,787)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	6,337	—	7,625	—	—	7,625
Issuance of common stock in connection with strategic partnership arrangement	1,693	—	55,015		—	55,015
Repurchases of common stock	(9,948)	(1)	(316,321)	—	—	(316,322)
Share-based compensation	—	—	398,582	—	—	398,582
Other comprehensive income	—	—	—	558	—	558
Net loss	—	—	—	—	(165,240)	(165,240)
Balance as of December 31, 2023	93,467	$9	$1,204,781	$(8,223)	$(1,699,136)	$(502,569)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	6,714	1	10,728	—	—	10,729
Issuance of common stock in connection with strategic partnership arrangement	255	—	7,972			7,972
Repurchases of common stock	(9,718)	(1)	(317,963)	—	—	(317,964)
Share-based compensation	—	—	309,859	—	—	309,859
Other comprehensive loss	—	—	—	(658)	—	(658)
Net loss	—	—	—	—	(58,288)	(58,288)
Balance as of December 31, 2024	90,718	$9	$1,215,377	$(8,881)	$(1,757,424)	$(550,919)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(58,288)	$(165,240)	$(879,166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	222,609	233,940	246,561
Share-based compensation	339,059	426,679	386,009
Unrealized loss on investments	—	1,506	203,483
Asset write-down and other charges	—	—	305,351
Amortization of deferred and prepaid sales commission costs	162,552	138,134	115,184
Amortization of debt discount and issuance costs	4,272	4,566	4,468
Gain on early extinguishment of debt	—	(53,400)	—
Reduction of operating lease right-of-use assets	20,723	20,469	19,907
Provision for bad debt	8,667	6,852	9,367
Other	(8,428)	1,486	4,327
Changes in assets and liabilities:
Accounts receivable	(30,481)	(57,819)	(87,843)
Deferred and prepaid sales commission costs	(130,730)	(156,734)	(235,869)
Prepaid expenses and other assets	19,811	14,492	3,812
Accounts payable	(29,793)	(21,213)	(6,166)
Accrued and other liabilities	(37,433)	9,101	89,473
Deferred revenue	19,592	17,681	33,275
Operating lease liabilities	(18,856)	(20,838)	(20,868)
Net cash provided by operating activities	483,276	399,662	191,305
Cash flows from investing activities
Purchases of property and equipment	(24,994)	(23,513)	(32,713)
Capitalized internal-use software	(55,534)	(52,227)	(53,730)
Cash paid for business combination, net of cash acquired	(26,291)	(14,709)	—
Purchases of intangible assets and long-term investments	(2,540)	—	(3,990)
Proceeds from sale of marketable equity investments	—	—	3,223
Net cash used in investing activities	(109,359)	(90,449)	(87,210)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	16,693	16,687	15,855
Payments for taxes related to net share settlement of equity awards	(5,965)	(9,062)	(7,598)
Payments for repurchase of common stock, including excise tax	(322,356)	(311,088)	(99,793)
Proceeds from issuance of long-term debt, net of issuance costs	—	785,749	—
Payments for the repurchase of convertible notes	—	(820,960)	—
Payments for fees on long-term debt	(4,851)	—	—
Repayments of principal on term loan	(20,000)	(10,000)	—
Repayment of financing obligations	(4,257)	(5,777)	(4,815)
Payment for contingent consideration	(10,345)	(3,567)	(1,867)
Net cash used in financing activities	(351,081)	(358,018)	(98,218)
Effect of exchange rate changes	(2,220)	1,016	(3,055)
Net increase (decrease) in cash, cash equivalents, and restricted cash	20,616	(47,789)	2,822
Cash, cash equivalents, and restricted cash
Beginning of year	222,195	269,984	267,162
End of year	$242,811	$222,195	$269,984
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$59,045	$16,629	$347
Cash paid for income taxes, net of refunds	$17,752	$10,940	$3,726
Non-cash investing and financing activities
Common stock issued in connection with strategic partnership arrangement	$7,972	$55,014	$—
Acquisition related measurement period adjustment	$9,147	$—	$—
Contingent consideration	$—	$7,461	$—
Equipment and capitalized internal-use software purchased and unpaid at period end	$3,091	$3,953	$6,808
Acquisition of intangibles	$—	$3,629	$—
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, derivative instruments, provision for income taxes, uncertain tax positions, change in the fair-value of contingent consideration, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results may differ from these estimates.
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
Allowance for Doubtful Accounts
For the years ended December 31, 2024 and 2023, a portion of revenues were realized from credit card transactions while the remaining revenues generated accounts receivable. The Company determines provisions based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Balance at beginning of year	Provision, net of recoveries	Write-offs	Balance at end of year
Year ended December 31, 2024
Allowance for doubtful accounts	$12,472	$8,667	$6,008	$15,131
Year ended December 31, 2023
Allowance for doubtful accounts	$9,581	$6,852	$3,961	$12,472
Year ended December 31, 2022
Allowance for doubtful accounts	$8,026	$9,367	$7,812	$9,581
Derivative Instruments and Hedging
The Company measures its derivative financial instruments at fair value and recognizes them as assets and liabilities in the Consolidated Balance Sheets. The Company records changes in the fair value of derivative financial instruments designated as cash flow hedges in other comprehensive (loss) income. When a hedged transaction affects earnings, the Company subsequently reclassifies the net derivative gain or loss within earnings into the same line as the hedged item on the Consolidated Statements of Operations to offset the changes in the hedged transaction.
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
For the years ended December 31, 2024 and 2023, the Company capitalized $59.3 million and $56.0 million, net of impairment, of internal-use software development costs, respectively. The carrying value of internal-use software development costs was $135.2 million and $131.6 million as of December 31, 2024 and 2023, respectively.
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

Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. If applicable, we estimate the fair value of contingent consideration payments in determining the purchase price. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease to operating expenses. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
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
Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level at a minimum on an annual basis or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company conducted its annual impairment test of goodwill in the fourth quarter of 2024 and 2023 and determined that no adjustment to the carrying value of goodwill was required.

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
Supplier Financing Arrangements
The Company has established financing arrangements with certain third-party financial institutions and participating suppliers to be repaid over different terms ranging up to five years. Some of these financing arrangements are collateralized against property and equipment. As of December 31, 2024 and 2023, the Company’s outstanding financing obligations related to such arrangements included in accrued liabilities and other long-term liabilities were $1.7 million and $4.2 million, respectively.
A summary of activity of the Company’s supplier financing obligations during the year ended December 31, 2024 and 2023 is presented in the following table (in thousands):

	Year ended December 31,
	2024	2023
Obligations outstanding at the beginning of period	$4,168	$6,587
Commitments	—	2,997
Payments	(2,438)	(5,416)
Obligations outstanding at the end of period	$1,730	$4,168
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
The Company generally bills its subscription fees in advance.
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
Share-Based Compensation
Share-based compensation expense resulting from options, restricted stock units (“RSUs”), performance-based awards (“PSUs”), and employee stock purchase plan (“ESPP”) rights granted is measured at the grant date fair value of the award and is generally recognized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period. The Company estimates the fair value of stock options and ESPP rights using the Black-Scholes-Merton option-pricing model. The Company estimates the fair value of RSUs as the closing market value of its Class A Common Stock on the grant date. The Company estimates the fair value of its market condition performance stock units (“PSUs”) using the Monte Carlo simulation model. For awards with performance-based and service-based conditions, compensation cost is recognized using the graded attribution method over the requisite service period if it is probable that the performance condition will be satisfied. The expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions. The effect of a change in the estimated number of performance-based awards expected to be earned is recognized in the period those estimates are revised. Compensation expense is recognized net of estimated forfeiture activity, which is based on historical forfeiture rates.
Research and Development
Research and development expenses consist primarily of third-party contractor costs, personnel costs, technology license expenses, and depreciation associated with research and development equipment. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $96.0 million, $97.0 million, and $125.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2024, except for deferred tax assets associated with certain foreign subsidiaries, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets due to its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the year ended December 31, 2024 and 2023, and no material amounts payable to or amounts receivable from related parties as of December 31, 2024 and 2023. During 2022, the Company made purchases from Google Inc. in the ordinary course of business, which one of the Company’s directors previously served as President, Americas. The total expenses incurred by the Company with Google Inc. for the year ended December 31, 2022 was $24.3 million.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 will have on its financial statement disclosures.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. The ASU also requires disclosure of the total amount of selling expenses and our definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 will have on its financial statement disclosures.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. Additionally, the ASU mandates that all annual disclosures currently required under Topic 280 must also be included in interim period financial statements. The update is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years starting after December 15, 2024. Early adoption is permitted. The guidance must be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 effective January 1, 2024. While the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, it did result in additional disclosures. For more details, refer to Note 17 - Segment Information of this Annual Report on Form 10-K.

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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Year ended December 31,
	2024	2023	2022
Primary geographical markets
North America	90%	90%	90%
Others	10%	10%	10%
Total revenues	100%	100%	100%
The Company derived over 90% of subscription revenues from RingEX (formerly RingCentral MVP) and RingCentral contact center solutions for the years ended December 31, 2024, 2023, and 2022. For the years ended December 31, 2024 and 2023 and 2022, RingCentral contact center solutions represented over 10% of total revenues.
Deferred revenue
During the year ended December 31, 2024, the Company recognized approximately all of the corresponding deferred revenue balance at the beginning of the year as revenue.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of December 31, 2024 that has not yet been recognized was approximately $2.6 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 53% of this balance over the next 12 months and 47% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $51.9 million, $44.8 million, and $46.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Cash	$128,308	$113,733
Money market funds	114,503	108,462
Total cash and cash equivalents	$242,811	$222,195
As of December 31, 2024 and 2023, $7.4 million and $1.1 million in the cash balance above, respectively, represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable	$300,805	$280,544
Unbilled accounts receivable	100,578	96,366
Allowance for doubtful accounts	(15,131)	(12,472)
Accounts receivable, net	$386,252	$364,438
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$39,858	$32,440
Inventory	1,243	1,492
Other current assets	18,343	43,464
Total prepaid expenses and other current assets	$59,444	$77,396
Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Computer hardware and software	$252,961	$238,802
Internal-use software development costs	314,944	255,649
Furniture and fixtures	8,965	8,964
Leasehold improvements	12,367	14,369
Property and equipment, gross	589,237	517,784
Less: accumulated depreciation and amortization	(408,587)	(333,394)
Property and equipment, net	$180,650	$184,390
Total depreciation and amortization expense related to property and equipment was $86.1 million, $82.9 million, and $72.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, the Company recognized a non-cash impairment charge of $2.8 million related to abandoned internal-use software. This charge was recorded under research and development expenses in the Consolidated Statements of Operations.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2023	$67,370
Acquisitions (Note 8)	16,809
Foreign currency translation adjustments	(1,193)
Balance at December 31, 2024	$82,986
The carrying values of intangible assets are as follows (in thousands):

		December 31, 2024			December 31, 2023
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization And Impairment	Acquired Intangibles, Net	Cost	Accumulated Amortization And Impairment	Acquired Intangibles, Net
Customer relationships	4.1 years	$51,312	$25,833	$25,479	$26,506	$21,834	$4,672
Developed technology	1.9 years	779,794	546,747	233,047	826,077	436,982	389,095
Total acquired intangible assets		$831,106	$572,580	$258,526	$852,583	$458,816	$393,767

For the year ended December 31, 2024, the Company recognized a gross reduction of $50.6 million related to its developed technology assets. This reduction included $28.5 million due to an amended agreement with a strategic partner and $22.1 million attributed to the retirement of fully amortized developed technology. See Note 5 - Strategic Partnerships for additional information regarding our amended agreement with a strategic partner. During the year ended December 31, 2024, the Company purchased certain intangible assets including customer relationships, developed technology, trademarks and domain names amounting to $29.8 million.
Amortization expense from acquired intangible assets for the years ended December 31, 2024, 2023 and 2022 was $136.5 million, $151.1 million, and $174.5 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2025	$133,453
2026	110,987
2027	5,398
2028 onwards	8,688
Total estimated amortization expense	$258,526
Accrued liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and benefits	$47,415	$63,009
Accrued sales, use, and telecom related taxes	55,699	43,796
Accrued marketing and sales commissions	36,391	60,528
Operating lease liabilities, short-term	20,445	16,707
Other accrued expenses	123,849	141,592
Total accrued liabilities	$283,799	$325,632
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs for the years ended December 31, 2024, 2023 and 2022 were $162.6 million, $138.1 million, and $115.2 million, respectively. There was no asset write-off or impairment loss in relation to the deferred commission costs capitalized for the periods presented.
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

The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$114,503	$114,503	$—	$—
Other assets:
Interest rate swap derivatives	2,367	—	2,367	—
Other long-term liabilities:
Contingent consideration	3,000	—	—	3,000

	Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$108,462	$108,462	$—	$—
Other assets:
Interest rate swap derivatives	3,505	—	3,505	—
Other long-term liabilities:
Interest rate swap derivatives	6,017	—	6,017	—
Contingent consideration	7,461	—	—	7,461
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, accrued liabilities and other liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of December 31, 2024, the fair value of the 0% convertible senior notes due 2025 (the “2025 Convertible Notes”) was approximately $160.0 million, and the fair value of the 0% convertible senior notes due 2026 (the “2026 Convertible Notes” and, together with the 2025 Convertible Notes, the “Convertible Notes”) was approximately $557.4 million. The fair value for the Convertible Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of December 31, 2024, the carrying amount of the Term Loan was $370.0 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of December 31, 2024, the fair value of the 8.5% senior notes due 2030 (the “2030 Senior Notes” and, together with the Convertible Notes, the “Notes”) was approximately $423.6 million. The fair value for the 2030 Senior Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Fair Value of Derivative Instruments
The Company’s interest rate swap derivative, which is considered as Level 2 in the fair value hierarchy, is valued using a discounted cash flow model that utilizes observable inputs including forward interest rate data at the measurement date.
Fair Value of Contingent Consideration
The contingent consideration as presented in the fair value table above is related to the Company’s acquisition of Hopin in the third quarter of 2023, and represents the future potential earn-out payments based on the achievement of specified performance targets over multiple years, paid quarterly in cash. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation that includes significant unobservable inputs including the discount rate and projected revenues over the earn-out period. This contingent liability was classified as level 3 within the fair value hierarchy. For the year ended December 31, 2024, the estimated fair value of the contingent consideration liability was reduced by $4.5 million. The change in fair value was recorded within general and administrative expenses in the Consolidated Statement of Operations.

Note 5. Strategic Partnerships
Other Strategic Partnerships
During the year ended December 31, 2024, the Company and Mitel amended certain terms of their prior strategic arrangement, pursuant to which Mitel became a non-exclusive partner of the Company. In connection with the transaction, there was a release of $28.5 million of unpaid contingent consideration, which was recorded as a reduction to the developed technology intangible assets.
During the year ended December 31, 2024 and 2023, the Company recorded a gain of $7.7 million, and $11.5 million, respectively, in other income (expense) in the Consolidated Statements of Operations, pursuant to an amended agreement with one of its strategic partners.
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
Note 6. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	December 31, 2024	December 31, 2023
2030 Senior Notes	August 15, 2030	$400,000	$400,000
Term Loan under Credit Agreement (1)	February 14, 2028	370,000	390,000
Revolving Credit Facility under Credit Agreement (2)	February 14, 2028	—	—
2026 Convertible Notes	March 15, 2026	609,065	609,065
2025 Convertible Notes	March 1, 2025	161,326	161,326
Total principal amount		1,540,391	1,560,391
Less: unamortized debt discount and issuance costs on long-term debt		(11,258)	(14,909)
Less: current portion of long-term debt, net (3)		(181,252)	(20,000)
Net carrying amount of long-term debt		$1,347,881	$1,525,482

(1)The Company has $350.0 million available for drawdown under the Term Loan as of December 31, 2024.
(2)The Company has $225.0 million available for borrowing under the Revolving Credit Facility as of December 31, 2024.
(3)The current portion of long-term debt, net as of December 31, 2024 relates to $161.3 million net carrying amount from the 2025 Convertible Notes, and $20.0 million of expected principal payments due on the Term Loan. The Term Loan requires quarterly principal payments of 1.25% of the $400.0 million principal amount drawn, with balance due at maturity.

The following table sets forth the future minimum principal payments for long-term debt as of December 31, 2024 (in thousands):

	2025 Convertible Notes	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2025	$161,326	$—	$20,000	$—	$181,326
2026	—	609,065	20,000	—	629,065
2027	—	—	20,000	—	20,000
2028	—	—	310,000	—	310,000
2029 onwards	—	—	—	400,000	400,000
Total principal amount	$161,326	$609,065	$370,000	$400,000	$1,540,391
2030 Senior Notes
In August 2023, the Company issued $400.0 million aggregate principal amount of the 2030 Senior Notes in a private offering. The 2030 Senior Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 8.5% per annum payable semi-annually in arrears on February 15th and August 15th of each year. The 2030 Senior Notes are guaranteed by the Company’s domestic subsidiaries and are subject to certain covenants and redemption provisions outlined in the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”). As of December 31, 2024, the carrying value of the outstanding 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $393.1 million, and the Company was in compliance with all covenants under the Senior Notes Indenture. The effective interest rate on the 2030 Senior Notes was 8.9% as of December 31, 2024.
Credit Agreement
In February 2023, the Company entered into a credit agreement with certain lenders, from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended, the “Credit Agreement”), providing for a $200.0 million revolving credit facility (the “Revolving Credit Facility”) and a $400.0 million term loan (the “Term Loan”). In the second quarter of 2023, the Company drew down the initial $400.0 million Term Loan and used the proceeds to repurchase a portion of the 2025 Convertible Notes. The credit facilities were subsequently amended in 2023 and 2024 to increase the Revolving Credit Facility to $225.0 million and the Term Loan to $750.0 million. The proceeds from the Revolving Credit Facility can be used for working capital and general corporate purposes, while the remaining $350.0 million tranches of the Term Loan can be used to repurchase a portion of the Company’s convertible notes and for working capital and general corporate purposes. The credit facilities are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors. If on any date that is within 91 days prior to the final scheduled maturity date of any series of the Convertible Notes (defined below), such series of Convertible Notes is in an aggregate principal amount outstanding that exceeds an amount equal to 50% of last twelve months EBITDA, calculated as set forth in the Credit Agreement, the maturity date of both the Revolving Credit Facility and Term Loan shall automatically be modified to be such date. As of December 31, 2024, $350.0 million of the Term Loan remains available for draw until May 2025. Additionally, the $225.0 million Revolving Credit Facility commitments remains available for draw until February 14, 2028, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable. The Company will continue to pay a quarterly ticking fee of up to 0.500% per annum on the daily unused amount of the Term Loan and Revolving Credit Facility commitments until the earlier of the funding or the end of the availability period. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants in the Senior Notes Indenture.
Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either: (a) the fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.5% per annum, (iii) an adjusted term Secured Overnight Financing Rate (“SOFR”) determined on the basis of a one-month interest period, plus 1.0% and (iv) 1.0%, in each case, plus a margin of between 0.75% and 2.0%; and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 1.75% and 3.0%. The applicable margin in each case is determined based on the Company’s total net leverage ratio and varies between tranches of Term Loans. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.

As of December 31, 2024, the carrying value of the Term Loan, net of unamortized debt discount and issuance costs, was $367.7 million. As of December 31, 2024, the Company incurred $9.8 million of debt issuance costs in connection with the Credit Agreement, of which $7.0 million was capitalized in the Consolidated Balance Sheets and amortized primarily using the effective interest rate over the term of the Credit Agreement, while the remaining amount was expensed in the period incurred. As of December 31, 2024, the effective interest rate on the Term Loan was 7.4%. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.
Convertible Notes
In March 2020, the Company issued $1.0 billion of the 2025 Convertible Notes, and in September 2020, it issued $650.0 million of the 2026 Convertible Notes. The Convertible Notes are senior, unsecured obligations that do not bear regular interest and the principal amount of the Convertible Notes does not accrete. As of December 31, 2024, the carrying values of the 2025 and 2026 Convertible Notes, net of unamortized debt issuance costs, were $161.3 million and $607.0 million, respectively, and the Company was in compliance with all covenants under the Convertible Notes Indentures.
Other Terms of the Notes

	2025 Convertible Notes	2026 Convertible Notes
$1,000 principal amount initially convertible into number of the Company’s Class A Common Stock par value $0.0001	2.7745 shares	2.3583 shares
Equivalent initial approximate conversion price per share	$360.43	$424.03
During the three months and twelve months ended December 31, 2024 and prior to December 1, 2024, the conditions allowing holders of the 2025 Convertible Notes to convert were not met. On or after December 1, 2024 until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the 2025 Convertible Notes may convert their 2025 Convertible Notes at any time. During the three months and twelve months ended December 31, 2024, the conditions allowing holders of the 2026 Convertible Notes to convert were not met. The 2026 Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in the indenture governing the 2026 Convertible Notes is satisfied during future measurement periods.
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

The following table below sets forth key terms and costs incurred for the outstanding Capped Calls:

2026 Convertible Notes
Initial approximate strike price per share, subject to certain adjustments	$424.03
Initial cap price per share, subject to certain adjustments	$556.10
Net cost incurred (in millions)	$41.8
Class A Common Stock covered, subject to anti-dilution adjustments (in millions)	1.5
Settlement commencement date	2/13/2025
Settlement expiration date	3/13/2025
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Contractual interest expense	$59,138	$29,285	$—
Amortization of debt discount and issuance costs	4,272	4,566	4,468
Total interest expense related to long-term debt	$63,410	$33,851	$4,468
The following table sets forth the future minimum contractual interest for long-term debt as of December 31, 2024 (in thousands):

	Term Loan (1)	2030 Senior Notes	Total
2025	$23,160	$34,000	$57,160
2026	21,882	34,000	55,882
2027	20,605	34,000	54,605
2028	2,421	34,000	36,421
2029 onwards	—	68,000	68,000
Total contractual interest amount	$68,068	$204,000	$272,068

(1)Includes the impact of interest rate swap. Refer to Note 7 - Derivative Instruments in this Annual Report on Form 10-K for additional information.
Note 7. Derivative Instruments
In May 2023, the Company entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with the Company’s variable rate borrowing program by paying quarterly a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. As of December 31, 2024, the interest rate swap agreement had a notional amount of $370.0 million.
The Company’s interest rate swap agreement is designated as a cash flow hedge under ASC 815, Derivatives and Hedging (“ASC 815”). These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the Company’s variable rate debt. The Company monitors the effectiveness of its hedges on a quarterly basis. The Company does not hold its interest rate swap agreement for trading or speculative purposes. The Company will recognize its interest rate derivative designated as a cash flow hedge on a gross basis as an asset and a liability at fair value in the Consolidated Balance Sheets. The unrealized gains and losses on the interest rate swap agreement are included in other comprehensive (loss) income and will be subsequently recognized in earnings within or against interest expense when the hedged interest payments are accrued.
As of December 31, 2024, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $1.2 million. During the year ended December 31, 2024, the Company reclassified $5.3 million from accumulated other comprehensive loss to earnings as an offset and reduction to interest expense.

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
During the three months ended December 31, 2024, the Company recorded a measurement period adjustment of $9.1 million relating to liability from a vendor contract. As a result, the acquired liabilities increased by $9.1 million, with a corresponding increase in goodwill. The amortizable intangible assets have a weighted-average useful life of approximately five years. The goodwill recognized was attributable primarily to the assembled workforce and synergies. Transaction costs related to the acquisition of $3.6 million were expensed as incurred as general and administrative expenses. The Company included the results of operations from the acquisition date, which were not material, in the consolidated financial statements.
On July 31, 2023, the Company completed its acquisition of certain assets of Hopin, Inc. (“Hopin”), a virtual events platform that aims to connect people around the world through immersive and interactive online experiences. The total purchase price consideration of $22.2 million consisted of $14.7 million in cash, and the acquisition date fair value of contingent consideration of $7.5 million, out of total maximum contingent consideration of $35.0 million based on the achievement of specified performance targets by the Hopin business over multiple years, paid quarterly in cash. The transaction was accounted for as a business combination. The allocation of the purchase price based on their estimated fair values included $12.7 million for acquired technology and customer relationships, less $3.3 million for net acquired liabilities, with the remaining $12.8 million allocated to goodwill. The amortizable intangible assets have a weighted-average useful life of three years. The goodwill recognized was attributable primarily to the contributions of the acquired technology and customer relationships to the overall corporate strategy and assembled workforce. As of December 31, 2024, the estimated fair value of the contingent consideration liability was reduced by $4.5 million. The change in fair value was recorded within general and administrative expenses in the Consolidated Statement of Operations. For further details on the fair value measurement of the Hopin contingent consideration, please refer to Note 4 - Fair Value of Financial Instruments in this Annual Report on Form 10-K.
Note 9. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of December 31, 2024, non-cancelable leases expire on various dates between 2025 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2024 and 2023, the balance sheet components of leases were as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$46,463	$42,989

Accrued liabilities	$20,445	$16,707
Operating lease liabilities	29,733	28,178
Total operating lease liabilities	$50,178	$44,885

The components of operating lease expense were as follows (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Operating lease cost (1)	$25,167	$23,315	$22,800
Variable lease cost (2)	4,560	4,412	3,930
Total lease cost	$29,727	$27,727	$26,730

(1)Includes short-term lease costs, which were not material in the years ended December 31, 2024, 2023, and 2022.
(2)Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
As of December 31, 2024, maturities of operating lease liabilities were as follows (in thousands):

Year Ending December 31,
2025	$23,000
2026	18,024
2027	8,587
2028	4,227
2029 onwards	816
Total future minimum lease payments	54,654
Less: Imputed interest	(4,476)
Present value of lease liabilities	$50,178
The supplemental cash flow information related to operating leases for the twelve months ended December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$21,876	$22,844

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$24,966	$27,846
Other information related to operating leases were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining operating lease term (years)	2.6	3.0
Weighted-average operating lease discount rate	6.6%	7.0%
As of December 31, 2024, the Company has additional operating leases of approximately $0.8 million that have not yet commenced and, as such, have not yet been recognized on the Company's Consolidated Balance Sheet. These operating leases are expected to commence in the first quarter of 2025 with minimum lease terms of approximately one year.

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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed a demurrer to the amended complaint on October 18, 2021, and a motion for judgment on the pleadings on January 23, 2023. The Court overruled the Company’s demurrer and motion for judgment on the pleadings, and the parties then engaged in discovery. The Company filed a motion for summary judgment (“MSJ”) on February 16, 2024. An evidentiary hearing was held on August 2, 2024 and a hearing on the MSJ was held on October 11, 2024, whereupon, the Court granted the Company’s motion for summary judgement. The Court entered judgment in RingCentral’s favor on November 5, 2024, and the plaintiff filed a notice of appeal on January 6, 2025. Based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s consolidated financial statements, it is not reasonably possible to provide an estimated amount of any such loss or range of loss that may occur.
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
Indemnification
Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if their subscriptions infringe upon a third party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions. The Company has not accrued any material liabilities related to such obligations as of December 31, 2024 and 2023.
Purchase Obligations
Our purchase obligations are primarily related to third-party managed hosting services and represent our non-cancellable open purchase orders and contractual obligations for which we have not received the goods or services.
The following table sets forth our non-cancellable open purchase obligations for each of the next five years and thereafter as of December 31, 2024 (in thousands):

Purchase Obligations
2025	$63,758
2026	40,544
2027	29,577
2028	28,274
2029	4,135
Total	$166,288
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
Preferred Stock
The board of directors may, without further action by the stockholders, fix the powers, designations, preferences, or relative participating, optional, or other rights, and the qualifications, limitations, and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B Common Stock. As of December 31, 2024 and 2023, there were 100,000,000 shares of preferred stock authorized, 200,000 shares of which are issued and outstanding as Series A Convertible Preferred Stock.
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

Shares of Class A Common Stock reserved for future issuance were as follows (in thousands):

December 31, 2024
Preferred stock	100,000
Class B Common Stock	9,805
2013 Employee stock purchase plan	6,565
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	8,306
Available for future grants	13,769
138,445
Share Repurchase Programs
Under the Company’s share repurchase programs, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, subject to a minimum cash balance. The programs do not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions.
The following tables summarizes the share repurchase activity of the Company’s Class A Common Stock (in thousands):

	Twelve Months Ended December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	9,600	$316,923	10,066	$314,964	2,297	$99,748
Excise tax withholdings and broker’s commissions	—	1,040	—	1,357	—	45
Total repurchases of common stock	9,600	$317,963	10,066	$316,321	2,297	99,793
As of December 31, 2024, approximately $168.1 million remained authorized and available under the Company’s share repurchase programs for future share repurchases. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the year ended December 31, 2024, 2023 and 2022, the Company included the applicable excise tax withholdings and/or broker’s commissions in additional paid-in capital as part of the cost basis of repurchased stock. A corresponding liability for excise taxes payable was recorded in accrued liabilities on the Consolidated Balance Sheets.
On February 14, 2025, the Company’s board of directors further increased their authorization by $100.0 million, subject to certain limitations. This authorization does not expire. Refer to Note 18 – Subsequent Events in this Annual Report on Form 10-K for additional information.
During the year ended December 31, 2024, the Company paid $322.4 million on share repurchases, which included $4.1 million that was pending from the prior year, along with $1.4 million in excise taxes and broker’s commissions.

The following table summarizes the number of shares of the Company’s Class A Common Stock repurchased and settled under share repurchase programs for the twelve months ended months ended December 31, 2024, 2023 and 2022 (in thousands):

Repurchases during the year ended December 31, 2022	2,297
Repurchases unsettled as of December 31, 2022	—
Prior year repurchases settled during the year ended December 31, 2022	—
Total repurchases settled during the year ended December 31, 2022	2,297
Repurchases during the year ended December 31, 2023	10,066
Repurchases unsettled as of December 31, 2023	(118)
Prior year repurchases settled during the year ended December 31, 2023	—
Total repurchases settled during the year ended December 31, 2023	9,948
Repurchases during the year ended December 31, 2024	9,600
Repurchases unsettled as of December 31, 2024	—
Prior year repurchases settled during the year ended December 31, 2024	118
Total repurchases settled during the year ended December 31, 2024	9,718
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
As the liquidation or specified change in control event is not solely within the Company’s control, the Series A Convertible Preferred Stock is therefore classified as temporary equity and recorded outside of stockholders’ equity on the Consolidated Balance Sheet. As of December 31, 2024 and 2023, there were 200,000 shares of the Company’s Series A Convertible Preferred Stock issued and outstanding, and the carrying value, net of issuance costs, was $199.4 million.

Note 12. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Consolidated Statements of Operations is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Cost of revenues	$30,322	$36,484	$34,269
Research and development	76,971	93,961	88,846
Sales and marketing	134,659	151,221	151,950
General and administrative	97,107	145,013	110,944
Total share-based compensation expense	$339,059	$426,679	$386,009
A summary of share-based compensation expense by award type is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Employee stock purchase plan rights (“ESPP”)	$6,338	$7,574	$7,719
Performance stock units (“PSUs”)	20,624	27,035	1,737
Restricted stock units (“RSUs”)	312,097	392,070	376,553
Total share-based compensation expense	$339,059	$426,679	$386,009
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
A total of 6,200,000 shares of Class A Common Stock were originally reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A Common Stock; (ii) 5% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2024, a total of 4,673,390 shares of Class A Common Stock were added to the 2013 Plan in connection with the annual automatic increase provision. As of December 31, 2024, a total of 13,769,177 shares remain available for grant under the 2013 Plan.
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

A summary of option activity under all of the Company’s equity incentive plans and changes during the period then ended December 31, 2024, 2023, and 2022 is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	154	$9.12	0.9	$27,465
Exercised	(132)	8.54
Canceled/Forfeited	—	—
Outstanding at December 31, 2022	22	$12.53	0.5	$509
Exercised	(22)	12.53
Canceled/Forfeited	—	—
Outstanding at December 31, 2023	—	$—	0.0	$—
Exercised	—	—
Canceled/Forfeited	—	—
Outstanding at December 31, 2024	—	$—	0.0	$—
Vested and expected to vest as of December 31, 2024	—	$—	0.0	$—
Exercisable as of December 31, 2024	—	$—	0.0	$—

No options were granted during the years ended December 31, 2024 and 2023. The total intrinsic value of options exercised during year ended December 31, 2024 and 2023 was immaterial. There is no remaining unamortized share-based compensation expense related to these options.
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
The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2024, a total of 934,678 shares of Class A Common Stock were added to the ESPP Plan in connection with the annual increase provision. As of December 31, 2024, a total of 6,564,718 shares were available for issuance under the ESPP.
The weighted-average assumptions used to value ESPP rights under the Black-Scholes-Merton option-pricing model and the resulting offering grant date fair value of ESPP rights granted in the periods presented were as follows:

	Year ended December 31,
	2024	2023	2022
Expected term (in years)	0.5	0.5	0.5
Expected volatility	46%	67%	81%
Risk-free interest rate	4.89%	5.36%	3.01%
Expected dividend yield	0%	0%	0%
Offering grant date fair value of ESPP rights	$10.59	$9.38	$20.18
As of December 31, 2024 and 2023, there was approximately $2.5 million and $3.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.4 years.

Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of December 31, 2024, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,851	$258.26	$534,186
Granted	5,999	72.96
Released	(2,787)	131.18
Canceled/Forfeited	(963)	206.32
Outstanding at December 31, 2022	5,100	$119.55	$180,577
Granted	13,666	32.16
Released	(5,891)	61.12
Canceled/Forfeited	(2,828)	57.29
Outstanding at December 31, 2023	10,047	$52.47	$325,153
Granted	6,947	36.34
Released	(6,226)	53.15
Canceled/Forfeited	(2,462)	40.28
Outstanding at December 31, 2024	8,306	$42.09	$290,799
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over three or four years.
As of December 31, 2024 and 2023, there was a total of $250.4 million and $393.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.1 years and 2.6 years, respectively.
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
For the majority of the PSUs granted, the number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the achievement of the different performance and market conditions over the respective measurement period. The PSUs generally vest over a two- or three-year period.
As of December 31, 2024 and 2023, there was a total of $22.5 million and $19.5 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 0.9 years and 2.1 years, respectively.

Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus and executive equity compensation plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions and in lieu of a portion of base salary. During the year ended December 31, 2024 and 2023, the Company issued 1,395,903 and 2,222,098 RSUs, respectively, under these Plans. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of December 31, 2024 was approximately $4.4 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan.
Note 13. Income Taxes
Net loss before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
United States	$(88,910)	$(190,912)	$(898,036)
International	41,685	34,067	23,983
Total net loss before provision for income taxes	$(47,225)	$(156,845)	$(874,053)
The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Current
Federal	$2,930	$—	$—
State	5,919	1,792	1,104
Foreign	5,849	5,972	4,710
Total current	$14,698	$7,764	$5,814
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	(3,635)	631	(701)
Total deferred	(3,635)	631	(701)
Total income tax provision	$11,063	$8,395	$5,113

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures, the Company has recorded current income tax expense of $8.8 million for the year ended December 31, 2024, which includes $2.9 million for federal and $5.9 million for state taxes. The current income tax provision is primarily for federal, state and foreign taxes currently payable that we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards.
The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss as a result of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Federal tax benefit at statutory rate	$(9,917)	$(32,937)	$(183,551)
State tax, net of federal tax benefit	4,676	1,415	848
Research and development credits	6,650	(11,574)	(12,830)
Share-based compensation	34,227	10,956	5,828
Debt extinguishment	—	—	19
Global Intangible Low-Taxed Income (“GILTI”)	—	3,035	—
Foreign derived intangible income (“FDII”)	(2,143)	—	—
Other permanent differences	(983)	1,674	3,143
Foreign tax rate differential	(2,624)	548	(2,497)
Net operating (gains) losses not recognized	(18,823)	35,278	194,153
Release of valuation allowance associated with acquisitions	—	—	—
Total income tax provision	$11,063	$8,395	$5,113
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

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2024	2023
Deferred tax assets
Net operating loss and credit carry-forwards	$407,235	$463,400
Research and development credits	73,352	87,111
Research and development expenditure capitalization	201,814	130,792
Basis difference in investments	138	40,655
Sales tax accrual	67	67
Share-based compensation	5,926	21,014
Acquired intangibles	91,943	76,171
Accrued liabilities	15,141	17,994
Gross deferred tax assets	795,616	837,204
Valuation allowance	(644,379)	(674,720)
Total deferred tax assets	151,237	162,484
Deferred tax liabilities
Deferred sales commissions	(104,236)	(117,875)
Lease right of use assets	(6,948)	(8,255)
Property and equipment	(35,837)	(35,753)
Net deferred tax assets	$4,216	$601
As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $1.4 billion, which does not expire. As of December 31, 2024, the Company had foreign net operating loss carryforwards of approximately $15.5 million that will carryforward indefinitely. As of December 31, 2024, the Company had state net operating loss carryforwards of approximately $1.2 billion that will begin to expire in 2025. The Company also has research credit carryforwards for federal and California tax purposes of approximately $67.8 million and $54.1 million, respectively, available to reduce future income subject to income taxes. The federal research credit carry-forwards will begin to expire in 2028 and the California research credits carry forward indefinitely.
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
The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2024, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2024 and 2023 was a decrease of $30.3 million and an increase of $5.0 million, respectively.
The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2024 (in thousands):

	2024	2023	2022
Unrecognized tax benefits, beginning of the year	$31,976	$26,412	$20,010
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	(3,088)	(418)	—
Increases related to current year tax positions	1,305	5,982	6,402
Unrecognized tax benefits, end of year	$30,193	$31,976	$26,412

In accordance with ASC 740-10, Income Taxes, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes.
The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Included in the balance of unrecognized tax benefits as of December 31, 2024 are $0.3 million of tax benefit that, if recognized, would affect the effective tax rate. Otherwise, as a result of the full valuation allowance as of December 31, 2024, current adjustments to the unrecognized tax benefit will not have an impact on our effective income tax rate. Any adjustments made after the valuation allowance is released will have an impact on the tax rate.
The Company files U.S. and foreign income tax returns with varying statutes of limitations. Due to the Company’s net carry-over of unused operating losses and tax credits, all years from 2003 forward remain subject to future examination by tax authorities.
Note 14. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, performance stock units, ESPP, convertible notes, and convertible preferred stock, to the extent dilutive. For the years ended December 31, 2024, 2023 and 2022, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net loss	$(58,288)	$(165,240)	$(879,166)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	92,110	94,912	95,239
Basic net income (loss) per share	$(0.63)	$(1.74)	$(9.23)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2024	2023	2022
Shares of common stock issuable under equity incentive plans outstanding	9,860	9,999	4,050
Shares of common stock related to convertible preferred stock	743	743	743
Potential common shares excluded from diluted net loss per share	10,603	10,742	4,793
Pursuant to the terms of the respective Convertible Notes Indentures, effective January 1, 2022, the Company made an irrevocable election to, upon conversions of the Convertible Notes, settle the principal portion of such converted Convertible Notes only in cash, with the conversion premium to be settled in cash or shares at the Company’s election.
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

Note 15. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Substantially all of the U.S. employees are eligible to make contributions to the 401(k) plan. The Company matches 401(k) based on the amount of the employees’ contributions subject to certain limitations. Employer contributions were $6.0 million, $6.2 million, and $6.9 million for the years ended December 31, 2024, 2023 and 2022.
Note 16. Restructuring Activities
During the year ended December 31, 2024, the Company incurred restructuring costs of $12.6 million as part of the broader efforts to optimize the Company’s cost structure. The restructuring costs primarily consisted of severance payments, employee benefits and related costs. The Company expects to substantially complete these actions in 2025, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$1,334	$876	$457
Research and development	3,215	4,457	5,321
Sales and marketing	5,885	8,758	9,695
General and administrative	2,201	6,277	2,711
Total restructuring costs	$12,635	$20,368	$18,184
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2022	$5,485
Restructuring costs	20,368
Cash payments	(22,662)
Balance as of December 31, 2023	$3,191
Restructuring costs	12,635
Cash payments	(14,209)
Balance as of December 31, 2024	$1,617

Note 17. Segment Information
The Chief Executive Officer (“CEO”), who functions as the chief operating decision maker (“CODM”), oversees the Company’s business activities at the consolidated level as a single operating and reportable segment. The factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the CODM. The CODM uses consolidated net income (or loss) and operating margin to evaluate financial performance and make decisions regarding resource allocation, including setting target revenue growth and distributing the budget across cost of revenues, research and development, sales and marketing, and general and administrative expenses.
The following table presents selected financial information for the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022:

	Twelve Months Ended December 31,
	2024	2023	2022
Revenue	$2,400,395	$2,202,429	$1,988,330
Less:
Share-based compensation expense	339,059	426,679	386,009
Asset write-down charges	—	—	283,689
Depreciation and amortization	222,609	233,940	246,561
Other segment items (1)	1,836,057	1,740,621	1,721,546
Income (loss) from operations	2,670	(198,811)	(649,475)
Operating margin as % of revenue	0.1%	(9.0)%	(32.7)%

Other income (expense), net
Interest expense	(64,995)	(35,997)	(4,807)
Other income (expense) (2)	15,100	77,963	(219,771)
Other income (expense), net	(49,895)	41,966	(224,578)
Loss before income taxes	(47,225)	(156,845)	(874,053)
Provision for income taxes	11,063	8,395	5,113
Net loss	$(58,288)	$(165,240)	$(879,166)

(1)Other segment items mainly consist of personnel costs, third-party commissions, and advertising and marketing costs.
(2)Includes interest income of $8.0 million, $12.5 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Refer to Note 2 - Revenue in this Annual Report on Form 10-K for information about revenue by geographic location.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. As of December 31, 2024 and 2023 and 2022, and for the years then ended, none of the Company’s customers accounted for more than 10% of total accounts receivable, total revenues, or subscription revenues.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2024 and 2023, approximately 90% and 94%, of the Company’s consolidated long-lived assets, respectively, were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of December 31, 2024 and 2023.

Note 18. Subsequent Events
Share Repurchase Program
On February 14, 2025, the Company’s board of directors authorized an incremental $100.0 million under its share repurchase programs which, combined with the remaining $168.1 million available under previous authorizations as of December 31, 2024, results in approximately $268.1 million available to repurchase outstanding shares of the Company’s Class A Common Stock. Share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance and certain other limitations. The Company’s share repurchase programs do not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization under this program does not expire.

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
Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 12, 2024, Abhey Lamba, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 81,387 shares of Class A common stock. The number of shares that may be sold under the trading arrangement may also be increased by the number of shares of the company’s Class A common stock, if any (not yet determinable) that are awarded to Mr. Lamba under the company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025 or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Appointment of President and Chief Operating Officer
We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):
On February 19, 2025, the Company’s board of directors appointed Kira Makagon as President and Chief Operating Officer of the Company, effective immediately.
Ms. Makagon, age 61, has served as the Company’s Chief Innovation Officer since July 2019 as well as Chief Marketing Officer since February 2024, and prior to that as Executive Vice President, Innovation, from August 2012 to July 2019. Prior to joining the Company, Ms. Makagon founded and served in senior leadership positions, including Chief Executive Officer, at a variety of companies in the technology space. Ms. Makagon holds a B.A. in Computer Science from the University of California, Berkeley and an M.B.A. from the University of California, Berkeley, Haas School of Business.
In connection with her appointment as President and Chief Operating Officer of the Company, Ms. Makagon signed an offer letter (the “Offer Letter”) that provides for a starting annual base salary of $500,000 and a quarterly management-by-objective (“MBO”) bonus opportunity equal to 100% of Ms. Makagon’s quarterly base salary, subject to the terms of the Company’s Executive Bonus Plan.
The Offer Letter provides for an initial grant of time-based restricted stock units that cover shares of the Company’s Class A common stock having an aggregate value of $5,000,000 (the “Initial Equity Grant”). The Initial Equity Grant will vest over an approximately four-year period as follows: provided Ms. Makagon remains a service provider of the Company through the applicable vesting date, one-sixteenth of the Initial Equity Grant will vest in equal quarterly installments on each quarterly vesting date (first trading day on or after March 1, June 1, September 1 and December 1 of each year), with the first vesting date occurring on the first trading day on or after June 1, 2025.
The Offer Letter also provides for a grant of performance-based RSUs having an aggregate value of $5,000,000 (the “Performance-Based Equity Grant”). The Performance-Based Equity Grant will vest as to one-third of the RSUs on March 1, 2026, and as to the remaining two-thirds of the unvested RSUs in equal quarterly installments over a two-year period, with all vesting contingent on the achievement of performance-based metrics determined by the Company’s board of directors on or before March 31, 2025, provided that if the Company’s board of directors does not establish such performance-based metrics on or prior to March 31, 2025, then the Performance-Based Equity Grant will vest on the same three-year vesting schedule, and subject to the same terms and conditions, as the Initial Equity Grant.

The value of the Initial Equity Grant and the Performance-Based Equity Grant each will be converted into a number of RSUs based upon the average closing price of a share of the Company’s Class A common stock (as quoted on the New York Stock Exchange) during certain trading days that occur during February 2025.

Ms. Makagon will become an “Eligible Employee” under the Company’s Change of Control and Severance Policy (the “Severance Policy”) and is eligible to receive equity acceleration and other severance benefits under the Severance Policy upon certain terminations of her employment with the Company, as described therein.
The foregoing description of Ms. Makagon’s compensation, terms and conditions of her employment and treatment of Ms. Makagon upon the termination of her employment under certain circumstances is qualified in its entirety by (i) the full text of the Offer Letter, which will be filed with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2025, and (ii) the Severance Policy, a copy of which is filed as Exhibit 10.19 to this Annual Report.
The Company entered into its standard form of indemnification agreement with Ms. Makagon, a copy of which is filed as Exhibit 10.8 to this Annual Report.
Other than the indemnification agreement described in the preceding sentence, Ms. Makagon has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act, nor are any such transactions currently proposed. There are no arrangements or understandings between Ms. Makagon and any other persons pursuant to which Ms. Makagon was appointed President and Chief Operating Officer, and there are no family relationships between Ms. Makagon and any director or executive officer of the Company.
Appointment of Chief Accounting Officer
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):
On February 19, 2025, the Company’s board of directors appointed Tarun Arora to succeed Vaibhav Agarwal as the Company’s Chief Accounting Officer, effective as of February 27, 2025. Mr. Agarwal will take on a new role as Chief Transformation Officer and continue as the Company's Deputy Chief Financial Officer.
Mr. Arora, age 46, has served as the Company’s Senior Vice President, Corporate Controller, since October 2022, and prior to that as Vice President, Corporate Controller, from October 2020 to November 2022, and as Head of Global Accounting Operations from September 2019 to October 2020. Prior to joining the Company, Mr. Arora served as the Corporate Controller for Renesas Electronics America. Mr. Arora also served in management positions, including Senior Manager, at Pricewaterhouse Coopers LLP and Ernst & Young. Mr. Arora is a CPA, Chartered Accountant, and he has an undergraduate degree in accounting and finance from the University of Delhi, India.
In connection with his appointment as Chief Accounting Officer of the Company, Mr. Arora will receive an annual base salary of $400,000 and a quarterly management-by-objective (“MBO”) bonus opportunity equal to 50% of his quarterly base salary, subject to the terms of the Company’s Executive Bonus Plan.
He will also receive a grant of time-based restricted stock units that cover shares of the Company’s Class A common stock having an aggregate value of $2,000,000 (the “CAO Equity Grant”). The CAO Equity Grant will vest over an approximately three-year period as follows: provided Mr. Arora remains a service provider of the Company through the applicable vesting date, one-twelfth of the CAO Equity Grant will vest in equal quarterly installments on each quarterly vesting date (first trading day on or after March 1, June 1, September 1 and December 1 of each year), with the first vesting date occurring on the first trading day on or after June 1, 2025.
The value of the CAO Equity Grant will be converted into a number of RSUs based upon the average closing price of a share of the Company’s Class A common stock (as quoted on the New York Stock Exchange) during certain trading days that occur during February 2025.
Mr. Arora will also become an “Eligible Employee” under the Severance Policy, a copy of which is filed as Exhibit 10.19 to this Annual Report, and will be eligible to receive equity acceleration and other severance benefits under the Severance Policy upon certain terminations of his employment with the Company, as described therein.
The Company will enter into its standard form of indemnification agreement with Mr. Arora, a copy of which is filed as Exhibit 10.8 to this Annual Report.
Other than the indemnification agreement described in the preceding sentence, Mr. Arora has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act, nor are any such transactions currently proposed. There are no arrangements or understandings between Mr. Arora and any other persons pursuant to which Mr. Arora was appointed Chief Accounting Officer, and there are no family relationships between Mr. Arora and any director or executive officer of the Company.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our 10-K/A in lieu of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in our 10-K/A in lieu of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 10-K/A in lieu of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 10-K/A in lieu of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA.
The information required by this item will be included in our 10-K/A in lieu of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our 10-K/A in lieu of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

4.1
Indenture, dated March 3, 2020, between RingCentral, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020, and incorporated herein by reference).

4.2
Form of 0% Convertible Senior Notes due 2025 (included in Exhibit 4.1). (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020, and incorporated herein by reference).

4.3
Indenture, dated September 15, 2020, between RingCentral, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2020, and incorporated herein by reference).

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

10.16+
Offer Letter by and between the Registrant and Abhey Lamba, dated November 4, 2024 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 8, 2024, and incorporated herein by reference).

10.17+
2023 Bonus Plan, Appendix A-2023. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023, and incorporated herein by reference).

10.18+
Amended and Restated Equity Acceleration Policy. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 7, 2023, and incorporated herein by reference).

10.19+
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

10.22+
Separation Agreement and Release between the Registrant and Tarek Robbiati dated December 8, 2023. (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, and incorporated herein by reference).

10.23+
2022 NEO Equity Compensation Program Questions and Answers (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022, and incorporated herein by reference).

10.24
2023 NEO Equity Compensation Program Questions and Answers (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, and incorporated herein by reference).

Exhibit Number	Description
10.25
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

10.26
Commercial Lease Agreement, dated May 17, 2017, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

10.27
First Amendment to Lease, dated May 7, 2018, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, and incorporated herein by reference).

10.28
Second Amendment to Lease, dated September 20, 2019, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020, and incorporated herein by reference).

10.29
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

10.34
First Amendment to Credit Agreement, dated as of August 15, 2023, among RingCentral, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 16, 2023, and incorporated herein by reference).

10.35
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

10.36
Third Amendment to Credit Agreement, dated as of August 2, 2024, among RingCentral, Inc., the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent and as collateral agent (files as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 8, 2024, and incorporated herein by reference).

10.37
Fourth Amendment to Credit Agreement, dated as of August 6, 2024, among RingCentral, Inc., the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent and as collateral agent (files as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 8, 2024, and incorporated herein by reference).

19.1	Insider Trading Policy, filed herewith.

21.1	List of subsidiaries of the Registrant.

Exhibit Number	Description
23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_____________________________________________
+ Indicates a management or compensatory plan
* In accordance with Item 601(a)(5) of Regulation S-K, the exhibits and schedules to Exhibits 10.33 are not filed herewith. The agreement identifies such exhibits and schedules, including the subject matter of their content. We undertake to provide copies of such exhibits and schedules to the SEC upon request.
(b)Financial Statements. Our consolidated financial statements are included under Part II, Item 8 in this Annual Report on Form 10-K.
(c)Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

PART IV.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 25th day of February 2025.

RINGCENTRAL, INC.

Date: February 25, 2025	/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2025	/s/ Abhey Lamba
Abhey Lamba
Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2025	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vladimir Shmunis, Abhey Lamba, and Vaibhav Agarwal, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 25, 2025
Vladimir Shmunis	(Principal Executive Officer)

/s/ Abhey Lamba	Chief Financial Officer	February 25, 2025
Abhey Lamba	(Principal Financial Officer)

/s/ Vaibhav Agarwal	Chief Accounting Officer	February 25, 2025
Vaibhav Agarwal	(Principal Accounting Officer)

/s/ Robert Theis	Director	February 25, 2025
Robert Theis

/s/ Prat Bhatt	Director	February 25, 2025
Prat Bhatt

/s/ Kenneth A. Goldman	Director	February 25, 2025
Kenneth A. Goldman

/s/ Mignon L. Clyburn	Director	February 25, 2025
Mignon L. Clyburn

/s/ Amy Guggenheim Shenkan	Director	February 25, 2025
Amy Guggenheim Shenkan