Form 10-K/A
period 2024-12-31
RingCentral, Inc.
filed 2025-04-30
CIK 1384905

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
As of February 18, 2025, there were 80,917,329 shares of Class A Common Stock and 9,804,538 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend the Annual Report on Form 10-K of RingCentral, Inc., a Delaware corporation (referred to as “RingCentral,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025 (the “Original Report”), is being filed for the purpose of including the information required to be disclosed by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K , which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment No. 1 hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Report.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.
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

    PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Composition of the Board of Directors
We manage our business affairs under the direction of our board of directors, which is currently composed of six members. Five of our directors are independent within the meaning of the applicable rules of the New York Stock Exchange (“NYSE”). Each director’s term continues until the election and qualification of such director’s successor, or such director’s earlier death, resignation, or removal.
The names, ages, and certain other information as of March 31, 2025 for each director are set forth below.

Nominees	Age	Position	Director Since
Vladimir Shmunis	64	Chairman and Chief Executive Officer	1999
Prat Bhatt(1)(2)	58	Director	2024
Mignon Clyburn(3)	63	Director	2020
Kenneth Goldman(1)(2)(3)	75	Director	2017
Amy Guggenheim Shenkan(3)	60	Director	2024
Robert Theis(1)(2)(3)	63	Director	2011

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee
Vladimir Shmunis is one of our co-founders and has served as our Chief Executive Officer and Chairman since our inception in 1999, except when he served solely as our Executive Chairman from August 2023 until December 2023. Prior to RingCentral, from 1992 to 1998, Mr. Shmunis served as President and Chief Executive Officer of Ring Zero Systems, Inc., a desktop communications software provider founded by Mr. Shmunis and acquired by Motorola, Inc. From 1982 to 1992, Mr. Shmunis held various software development and management roles with a number of Silicon Valley companies, including Convergent Technologies, Inc. and Ampex Corporation. Mr. Shmunis holds a B.S. in Computer Science and an M.S. in Computer Science from San Francisco State University.
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
Prat Bhatt has served on our board of directors since March 2024. Mr. Bhatt served as the Chief Accounting Officer from July 2009 to July 2023 and as Executive Advisor from August 2023 to January 2024 at Cisco Systems, Inc. (“Cisco”), a global technology company. He previously also held the additional title of Corporate Controller from July 2009 to May 2022. From June 2007 to July 2009, Mr. Bhatt served as Vice President, Finance and Assistant Corporate Controller, and from November 2000 to June 2007 he served in various leadership roles of increasing importance at Cisco. Mr. Bhatt has served on the board of directors of Seagate Technology since December 2020 and is the chair of its audit and finance committee. Since January 2025, Mr. Bhatt has served on the Board of Trustees for the Financial Accounting Foundation. Since August 2023, Mr. Bhatt has served on the Governing Board of the Center for Audit Quality and is a member of its financial oversight committee. From June 1999 to November 2000, Mr. Bhatt was Director of Financial Operations at Kaiser Permanente and from October 1990 to June 1999 he was Senior Manager with Ernst & Young LLP in the Assurance Practice. Mr. Bhatt has also previously served on advisory committees to the Financial Accounting Standards Board and Public Company Accounting Oversight Board (the "PCAOB") and as chair of the Financial Executives International’s Committee on Corporate Reporting. Mr. Bhatt is a licensed Certified Public Accountant (retired). He holds a B.A. in economics from the University of California, Santa Cruz, and a M.Acc. from the University of Southern California.
Our board of directors believes that Mr. Bhatt possesses specific attributes that qualify him to serve as a director, including his professional experience in the areas of finance, accounting and audit oversight and his public company board experience.

Mignon Clyburn has served on our board of directors since November 2020. Ms. Clyburn has served as President of MLC Strategies, LLC, a Washington, D.C.-based consulting firm, since January 2019, and previously served as a Fellow at Open Society Foundations, a philanthropic organization, from June 2018 to January 2019. Prior to this, Ms. Clyburn served as a Commissioner of the U.S. Federal Communications Commission (the “FCC”) from August 2009 to June 2018, including as acting chair. While at the FCC, she was committed to closing the digital divide and championed the modernization of the agency’s Lifeline Program, which assists low-income consumers with voice and broadband service. In addition, Ms. Clyburn promoted diversity in media ownership, initiated Inmate Calling Services reforms, supported inclusion in STEM opportunities and fought for an Open Internet. Prior to her federal appointment, Ms. Clyburn served 11 years on the Public Service Commission of South Carolina and worked for nearly 15 years as publisher of the Coastal Times, a Charleston weekly newspaper focused on the African American community. Ms. Clyburn has served as a member of the board of directors of many entities, including Lions Gate Entertainment Corp., an entertainment company, since September 2020. Ms. Clyburn holds a B.S. in Banking, Finance and Economics from the University of South Carolina.
Our board of directors believes that Ms. Clyburn possesses specific attributes that qualify her to serve as a director, including her experience as a regulator of public utilities and as a federal commissioner in the telecommunications sector.
Kenneth Goldman has served on our board of directors since June 2017. Between March 2018 and April 2022, Mr. Goldman served as President of Hillspire LLC, a wealth management services provider, where he also previously served as a contractor from September 2017 to March 2018. From October 2012 to June 2017, Mr. Goldman served as the Chief Financial Officer of Yahoo! Inc., an Internet commerce company, where he was responsible for Yahoo’s global finance functions including financial planning and analysis, controllership, tax, treasury and investor relations. From September 2007 to October 2012, Mr. Goldman was the Senior Vice President, Finance and Administration and Chief Financial Officer of Fortinet, Inc., a provider of threat management technologies. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President of Finance and Administration and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services. Previously, Mr. Goldman has been the Chief Financial Officer of Sybase, Inc., an enterprise software and services company (acquired by SAP SE), Excite@Home, an internet access provider, Cypress Semiconductor Corporation, a semiconductor company, and VLSI Technology, Inc., an integrated circuit designer and manufacturer (acquired by Philips Electronics). Mr. Goldman currently serves on the board of directors of GoPro, Inc., a technology company and Fortinet, Inc., a cybersecurity company, and previously served on the boards of directors of NXP Semiconductor N.V., a global semiconductor manufacturer, from August 2010 to June 2022, TriNet Group, Inc., a human resources management company, from August 2009 to July 2020, and Zuora, Inc., a subscription software company, from March 2017 to February 2025. He also is a Trustee Emeritus of Cornell University. Mr. Goldman also currently serves on the board of directors of several private companies. Mr. Goldman has served as a member of the PCAOB Investor Advisory Group since January 2024. From December 1999 to December 2003, Mr. Goldman served on the Financial Accounting Standards Board’s primary Advisory Council (“FASAC”). Between July 2018 and August 2022, Mr. Goldman served on the Sustainability Accounting Standards Board, now a part of The Value Reporting Foundation, and previously served a three-year term on the PCAOB’s Standing Advisory Group (“SAG”). Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from Harvard Business School.
Our board of directors believes that Mr. Goldman possesses specific attributes that qualify him to serve as a director, including his experience on the boards of directors of numerous companies, his extensive executive experience and his service as a member of the PCAOB Investor and Standing Advisory Groups, FASAC and SAG. He provides a high level of expertise and significant leadership experience in the areas of finance, accounting and audit oversight.
Amy Guggenheim Shenkan has acted as a Senior Advisor to Altamont Capital Partners since June 2021 and serves on the board of its portfolio company, Hybrid Promotions, LLC, dba Hybrid Apparel. She also served on the board of Byrider Sales of Indiana S, LLC, dba Byrider, until its sale in September 2024. Previously, she served as the President and Chief Operating Officer of Common Sense Media from February 2011 to December 2017. Prior to joining Common Sense Media in 2011, Ms. Shenkan was a digital transformation expert with McKinsey & Company, Inc. Ms. Shenkan previously served on the board of directors of Ritchie Bros. Auctioneers Incorporated from July 2017 to May 2022 and Zuora, Inc. from January 2022 to February 2025. She also currently serves on the Global Advisory Board of Harvard Business School, the board of Silicon Valley Director’s Exchange and The GroundTruth Project, and the board of directors of Pickles Auctions, a private company. Ms. Shenkan holds a B.A. from the University of Michigan and an M.B.A. from Harvard Business School.

Our board of directors believes that Ms. Shenkan possesses specific attributes that qualify her to serve as a director, including her extensive executive management and consulting experience, which includes advising companies across various industries on digital and business transformations, as well as her experience serving on public company boards.
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
Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of March 31, 2025:

Name	Age	Position
Vladimir Shmunis	64	Chief Executive Officer and Chairman
Abhey Lamba	54	Chief Financial Officer
John Marlow	56	Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary
Kira Makagon	61	President and Chief Operating Officer
Vaibhav Agarwal	48	Chief Transformation Officer and Deputy CFO
Vladimir Shmunis, Chief Executive Officer and Chairman. For a biography of Mr. Shmunis please see the above section entitled “Composition of the Board of Directors.”
Abhey Lamba was appointed by our board of directors to serve as our Chief Financial Officer on November 5, 2024 and joined the Company on December 2, 2024. Previously, Mr. Lamba served as Vice President, Finance for AWS Infrastructure at Amazon Web Services, Inc. (“AWS”), an IT and cloud services and company, from January 2024 to November 2024. From April 2021 to January 2024, Mr. Lamba served as Senior Vice President and CFO of Customer Experience and Operations Finance at Cisco Systems, Inc., a software development company. Prior to that, Mr. Lamba served in a variety of roles for Autodesk, Inc., a software development company, from June 2018 to April 2021, most recently as Vice President of Go-to-Market Finance from March 2020 to April 2021 and before that as Vice President of Investor Relations from June 2018 to November 2020. Mr. Lamba was also at Mizuho Financial Group, Inc., a financial services company, from November 2011 to June 2018, and last served as Managing Director and Senior Technology Analyst in its IT Hardware and Software Research practice. Mr. Lamba holds an M.B.A. from the Wharton School at the University of Pennsylvania, an M.S. in Mechanical Engineering from the University of Connecticut, and a B.S. in Mechanical Engineering from the Indian Institute of Technology.
John Marlow has served as our Chief Administrative Officer since February 2017, as our Senior Vice President, Corporate Development since June 2013 and as our General Counsel and Secretary since April 2009, and also served as our Managing Director-EMEA from January 2015 to June 2016. He was appointed as Vice President of Corporate Development in November 2008. Mr. Marlow also served on our board of directors from August 2005 until August 2011. In addition, Mr. Marlow serves as the Director of Business and Legal Affairs at BrainSonix Corporation, a private medical device company. Mr. Marlow holds a B.A. in Sociology from Colgate University and a J.D. from the University of California (Berkeley) School of Law.

Kira Makagon has served as our President and Chief Operating Officer since February 2025 and, prior to that, as our Chief Innovation Officer since July 2019 and Chief Marketing Officer since February 2024, and as our Executive Vice President, Innovation, from August 2012 to July 2019. Prior to joining the Company, Ms. Makagon founded and served in senior leadership positions, including Chief Executive Officer, at a variety of companies in the technology space. Ms. Makagon holds a B.A. in Computer Science from the University of California, Berkeley and an M.B.A. from the University of California, Berkeley, Haas School of Business.

Vaibhav Agarwal has served as our Chief Transformation Officer since February 2025 and Deputy Chief Financial Officer since May 2022. He previously served as interim Chief Financial Officer in November 2024 and from January 2022 to May 2022, as Chief Accounting Officer from April 2019 to February 2025, and as Corporate Controller from July 2016 to April 2019. Mr. Agarwal is a Chartered Accountant from India and a Certified Public Accountant (Inactive) in California.
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
Lead Independent Director
Our corporate governance guidelines provide that one of our independent directors should serve as a lead independent director at any time when the Chairman is not independent. Because our CEO, Mr. Shmunis, is our Chairman, our board of directors appointed Mr. Bhatt to serve as our lead independent director. Our lead independent director presides over periodic meetings of our independent directors, serves as a liaison between our Chairman and the independent directors, and performs such additional duties as our board of directors otherwise determines and delegates from time to time.
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
Our audit committee is currently comprised of Prat Bhatt, Kenneth Goldman, and Robert Theis. Mr. Bhatt is the chairperson of the committee. Our board of directors has designated Robert Theis, Kenneth Goldman, and Prat Bhatt as “audit committee financial experts,” as defined under the rules of the SEC implementing Section 407 of the Sarbanes Oxley Act of 2002.
Our board of directors has considered the independence and other characteristics of each member of our audit committee and has concluded that the composition of our audit committee meets the requirements for independence under the current requirements of the NYSE and SEC rules and regulations. Audit committee members must satisfy additional independence criteria set forth under Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In order to be considered independent for purposes of the Rule 10A-3, an audit committee member may not, other than in his or her capacity as a member of the audit committee, accept consulting, advisory or other fees from us or be an affiliated person of us. Each of the members of our audit committee qualifies as an independent director pursuant to Rule 10A-3.
No member of our audit committee currently serves on the audit committee of more than two additional public companies.
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
Our compensation committee is currently comprised of Robert Theis, Prat Bhatt, and Kenneth Goldman. Mr. Theis is the chairperson of the committee. Our board of directors has determined that each member of the compensation committee is an independent director for compensation committee purposes as that term is defined in the applicable rules of the NYSE and is a “non-employee director” within the meaning of Rule 16b-3(d)(3) under the Exchange Act.
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
Our nominating committee is currently comprised of Kenneth Goldman, Mignon Clyburn, Amy Guggenheim Shenkan, and Robert Theis. Mr. Goldman is the chairperson of the committee. Each of the nominating committee members is an independent director for nominating committee purposes as that term is defined in the applicable rules of the NYSE.
Considerations in Evaluating Director Nominees
The nominating committee uses a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, the nominating committee will consider the current size and composition of the board of directors and the needs of the board of directors and the respective committees of the board of directors. Some of the qualifications that the nominating committee considers include, without limitation, issues of character, integrity, judgment, diversity, independence, area of expertise, corporate experience, length of service, potential conflicts of interest and other commitments. The nominating committee requires the following minimum qualifications to be satisfied by any nominee for a position on our board of directors, (1) the highest personal and professional ethics and integrity, (2) proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment, (3) skills that are complementary to those of the existing members of our board of directors, (4) the ability to assist and support management and make significant contributions to the Company’s success, and (5) an understanding of the fiduciary responsibilities that are required of a member of our board of directors, and the commitment of time and energy necessary to diligently carry out those responsibilities. Other than the foregoing, there are no stated minimum criteria for director nominees, although the nominating committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests. The nominating committee may also take such measures that it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the nominating committee, the board of directors or management.

Although the board of directors does not maintain a specific policy with respect to board diversity, the board of directors believes that the board should exhibit a wide range of views and perspectives. Accordingly, the nominating committee considers a broad range of backgrounds, experiences and other factors as it oversees the annual board of director and committee evaluations. After completing its review and evaluation of director candidates, the nominating committee recommends to the full board of directors the director nominees for selection.
Stockholder Recommendations for Nominations to the Board of Directors
The nominating committee will consider candidates for director recommended by stockholders holding at least one percent (1%) of the fully diluted capitalization of the Company continuously for at least twelve (12) months prior to the date of the submission of the recommendation, so long as such recommendations comply with the certificate of incorporation and bylaws of our Company and applicable laws, rules and regulations, including those promulgated by the SEC. The committee will evaluate such recommendations in accordance with its charter, our bylaws, our policies and procedures for director candidates, as well as the regular nominee criteria described above. This process is designed to ensure that the board of directors includes members with a range of backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible stockholders wishing to recommend a candidate for nomination should contact our General Counsel or our Legal Department in writing. Such recommendations must include the information and the documentation about the candidate required by Section 2.4 of our bylaws, including, without limitation, relevant qualifications, a signed letter from the candidate confirming willingness to serve, a statement of support by the recommending stockholder, information regarding any relationships between the candidate and the Company and evidence of the recommending stockholder’s ownership of Company stock. The committee has discretion to decide which individuals to recommend for nomination as directors.

Insider Trading Policies and Procedures

We maintain insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities that are applicable to all of our directors, officers, employees, consultants, contractors and advisors. Our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards. In addition, with regard to RingCentral’s trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.
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
While our board of directors is ultimately responsible for risk oversight, our board committees assist the board of directors in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of significant accounting and other financial risk exposure, and discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. The audit committee also reviews management’s assessment of the key risks facing us, including the key controls it relies on to mitigate those risks. The audit committee also monitors certain key risks at each of its regularly scheduled meetings, such as risk associated with internal control over financial reporting, liquidity risk, legal and regulatory compliance, data privacy, security (including cybersecurity) and enterprise-level risk assessment and management. The nominating committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risk associated with board organization, membership and structure, and corporate governance, as well as risks attributable to programs supporting the sustainable growth of the business. The compensation committee assesses risks created by the incentives inherent in our compensation philosophy and practices. Finally, the full board of directors reviews strategic and operational risk in the context of reports from the management team, receives reports on all significant committee activities at each regular meeting, and evaluates the risks inherent in significant transactions.
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
The compensation committee has the primary responsibility for reviewing and approving the compensation paid to non-employee directors. The compensation committee reviews at least annually the type and form of compensation paid to our non-employee directors, which includes a market assessment and analysis by our independent compensation consulting firm, Compensia, Inc. (“Compensia”) regarding practices at comparable companies. As part of this analysis, Compensia reviews non-employee director compensation trends and data from companies comprising the same executive compensation peer group used by the compensation committee in connection with its review of executive compensation. Based on this review, the compensation committee has made adjustments to the non-employee director compensation program, most recently in April 2025, in an effort to provide competitive compensation opportunities for our non-employee directors.
Pursuant to this compensation program, each non-employee director received cash and equity compensation for board services in 2024 as described below. In addition, we reimburse our non-employee directors for expenses incurred in connection with attending board and committee meetings as well as continuing director education.
Cash Compensation
During 2024, our non-employee directors were entitled to receive the following cash compensation for their services:
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

In April 2025, the non-employee director compensation program was amended such that our non-employee directors are entitled to receive the following cash compensation for their services:
•$50,000 per year for service as a board member;
•$45,000 per year for service as lead independent director;
•$30,000 per year for service as chair of the audit committee;
•$25,000 per year for service as chair of the compensation committee;
•$20,000 per year for service as chair of the nominating committee;
•$12,500 per year for service as member of the audit committee;
•$10,000 per year for service as member of the compensation committee; and
•$5,000 per year for service as member of the nominating committee.
Equity Compensation
From January 2024 to May 2024, our non-employee directors were entitled to receive the following equity compensation:
On the first trading day on or after June 1 of each year, each non-employee director will be granted an award of restricted stock units (“RSUs”) having an award value (as determined based on the fair value of the award on the date of grant) of $300,000 (an “annual award”), which annual award will vest in full on the date that is the earlier of: (i) the annual meeting of stockholders in the Company’s fiscal year following the fiscal year in which the award is granted and (ii) one year from the date of grant, subject to the non-employee director continuing to be a service provider through such vesting date.
In addition, each person who becomes a non-employee director will receive an award of RSUs having an award value (as determined based on the fair value of the award on the date of grant) equal to (i) $600,000 multiplied by (ii) a fraction, the numerator of which is the number of months between the date the non-employee director becomes a member of the board and the first trading day on or after June 1 following such date and the denominator of which is 12 (an “initial award”). The date of grant for this initial award will be the date the non-employee director joins the board, or, if such date occurs during a Company blackout period, the fifth trading day following the expiration of such Company blackout period and any special blackout period in effect, subject to the director remaining on the board through the grant date. One third of this grant will vest on each of the dates that is one year, two years, and three years from the date of grant, subject to the non-employee director continuing to be a service provider through such vesting date.

In May 2024, the non-employee director compensation program was amended to reduce the award value for annual awards from $300,000 to $200,000 and the award value for initial awards from $600,000 to $400,000. In addition, the vesting schedule for annual awards was changed so that such awards vest on a quarterly basis, rather than on an annual basis. As a result, each annual award granted under the amended non-employee director compensation program will vest in four equal quarterly installments over the one-year period measured from the date of grant, in each case subject to the applicable non-employee director continuing to be a service provider through such vesting date. If the fourth installment of an annual award is not fully vested on the date of the annual meeting of stockholders in the Company’s fiscal year following the fiscal year in which the award is granted, such installment will vest fully on that date, subject to the non-employee director continuing to be a service provider through such date.

In April 2025, the non-employee director compensation program was amended such that non-employee directors are entitled to receive the following equity compensation:

On the first trading day on or after January 1 of each year, each non-employee director will be granted an annual award of RSUs having an award value (as determined based on the simple average of the closing prices over the trading days in the calendar month prior to the calendar month that contains the grant date) of $300,000, which award will vest in equal quarterly installments on April 1, July 1, October 1, and January 1, subject to the non-employee director continuing to be a service provider through such vesting date. For calendar year 2025, the annual award will be granted on June 1, will have an award value of $150,000, and will vest in two equal installments on October 1 and January 1.

For any person who first becomes a non-employee director after the date of this amendment, such person will be granted, on the first day of the month coincident with or immediately following the date such person first becomes a non-employee director, an initial award of RSUs having an award value (as determined based on the simple average of the closing prices over the trading days in the calendar month prior to the calendar month that contains the grant date) of $300,000, pro-rated for the total number of months from the start date through December 31 of that same year. For example, if such non-employee director’s start date was May 1, the value of the initial award would be $200,000, calculated as the product of eight out of twelve months multiplied by $300,000. The initial award will vest in equal installments on any quarterly vesting dates (April 1, July 1, October 1, and January 1) that occur between the grant date and January 2 of the following year, subject to the non-employee director continuing to be a service provider through such vesting date.
In the event of a change in control, 100% of the non-employee director’s outstanding and unvested equity awards will immediately vest and, if applicable, become exercisable. In no event will an award granted under the policy be greater than the non-employee director limits set forth in our Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).
The following table shows, for the fiscal year ended December 31, 2024, certain information with respect to the compensation of all of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Prat Bhatt (2)	58,911	351,223	—	410,134
Mignon Clyburn (3)	52,339	199,993	—	252,332
Kenneth Goldman (4)	77,527	199,993	—	277,520
Ned Segal (5)	67,500	454,764	—	522,264
Amy Guggenheim Shenkan (6)	148	—	—	148
Robert Theis (7)	107,554	199,993	—	307,547
Allan Thygesen (8)	23,710	—	—	23,710
Neil Williams (9)	80,000	199,993	—	279,993

(1)The amounts listed in the “Stock Awards” column represent the aggregate fair value of RSUs granted in the fiscal year ended December 31, 2024 and calculated in accordance with FASB ASC Topic 718 (“ASC Topic 718”). See Note 12 to the Notes to our Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value, included as Item 8 to our Original Report.
(2)As of December 31, 2024, Mr. Bhatt held (i) 7,380 RSUs, of which 2,915 shares of our Class A Common Stock underlying the RSUs vest one-fourth quarterly starting on September 3, 2024 and, with respect to the last tranche, the earlier of the quarterly vesting date or the date of the annual meeting of stockholders for 2025 (the "2025 Annual Meeting"), (ii) 4,465 shares of our Class A Common Stock underlying the RSUs vest in three equal annual installments on March 1 of each of 2025, 2026 and 2027, subject to his continued service with us.
(3)As of December 31, 2024, Ms. Clyburn held 2,915 RSUs, of which 2,915 shares of our Class A Common Stock underlying the RSUs vest one-fourth quarterly starting on September 3, 2024 and, with respect to the last tranche, the earlier of the quarterly vesting date or the date of the 2025 Annual Meeting, subject to her continued service with us.
(4)As of December 31, 2024, Mr. Goldman held 2,915 RSUs, of which 2,915 shares of our Class A Common Stock underlying the RSUs vest one-fourth quarterly starting on September 3, 2024 and, with respect to the last tranche, the earlier of the quarterly vesting date or the date of the 2025 Annual Meeting, subject to his continued service with us.
(5)Mr. Segal’s term as a board member ended on December 31, 2024. In connection with the end of his board service, on December 30, 2024 our board of directors elected to accelerate the vesting of the shares of our Class A Common Stock underlying 2,572 RSUs held by Mr. Segal on that date. The incremental fair value resulting from such acceleration, computed as of the date of modification in accordance with ASC Topic 718, was immaterial.
(6)Ms. Guggenheim Shenkan became a member of our board of directors in December 2024.
(7)As of December 31, 2024, Mr. Theis held 2,915 RSUs, of which 2,915 shares of our Class A Common Stock underlying the RSUs vest one-fourth quarterly starting on September 3, 2024 and, with respect to the last tranche, the earlier of the quarterly vesting date or the date of the 2025 Annual Meeting, subject to his continued service with us.
(8)In connection with Mr. Thygesen’s resignation from our board of directors on May 2, 2024, our board of directors elected to accelerate the vesting of the shares of our Class A Common Stock underlying the 8,448 RSUs held by Mr. Thygesen on that date. The incremental fair value resulting from such acceleration, computed as of the date of modification in accordance with ASC Topic 718, was immaterial.

(9)In connection with Mr. William's term as a board member ending on December 31, 2024, he forfeited all of his then unvested equity awards.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify anyone who filed a required report late during the most recent year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal ended December 31, 2024, all Section 16(a) filing requirements were satisfied on a timely basis, except for one late Form 4 filing relating to a single transaction that was filed on February 13, 2024 on behalf of each of Mr. Shmunis, our CEO and Chairman, Mr. Marlow, our Chief Administrative Officer, Ms. Parekh, our former Chief Financial Officer, and Mr. Agarwal, our Chief Transformation Officer and Deputy CFO (former principal financial officer). Such late filings did not result in any liability under Section 16(b) of the Exchange Act.
Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the material principles governing executive compensation policies and decisions, and the material elements of compensation awarded to, earned by or paid to our named executive officers. In addition, we explain how and why the independent compensation committee determines the specific compensation elements that made up our 2024 executive compensation program.
Our named executive officers for fiscal 2024 were:
•Vladimir Shmunis, Chairman and Chief Executive Officer (“CEO”);
•Abhey Lamba, Chief Financial Officer (“CFO”);
•John Marlow, Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary (“CAdO”);
•Sonalee Parekh, former CFO; and
•Vaibhav Agarwal, Chief Transformation Officer, and Deputy CFO (former principal financial officer)
The information in this Compensation Discussion and Analysis provides perspective and narrative analysis relating to, and should be read along with, the executive compensation tables.
Ms. Parekh resigned from the Company effective as of September 10, 2024.
Mr. Lamba was appointed as CFO, effective as of the commencement of his employment with us on December 2, 2024.
Mr. Agarwal was appointed as principal financial officer, effective as of November 5, 2024, and he served in such capacity until Mr. Lamba's appointment as CFO became effective.
2024 Executive Compensation Highlights
Consistent with our compensation philosophy and objectives, the compensation committee took the following actions with respect to the compensation of our named executive officers for 2024:
•Base Salary—Maintained base salary amounts for our existing named executive officers, as described in the “Base Salary” section below;

•Non-Equity Incentive Plan Compensation—Approved a bonus plan for our named executive officers that paid out only if we achieved quarterly revenue and Non-GAAP operating margin goals that were set to be aggressive and achievable with strong leadership from our executive team described in the “Annual Incentive Compensation” section below. Payouts under the plan for the first two quarters were in cash, and payouts under the plan for the last two quarters were made in the form of restricted stock units ("RSUs ") that were fully vested upon grant in order to conserve cash resources and further align the interests of our stockholders and our executive officers, as described in the “Annual Incentive Compensation” section below;
•Annual Equity Compensation—Granted time-based RSUs and performance-based RSUs ("PSUs") as part of our annual compensation in an effort to retain our named executive officers, provide incentives for them to continue to grow our business and enhance the link between their interests and the interests of our stockholders, as described in the “Equity Compensation” section below; and
•New Hire Equity Compensation—Granted equity awards to Mr. Lamba in connection with his hire.
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
Executive Compensation Policies and Practices
We endeavor to maintain compensation policies and practices that are consistent with sound governance standards. We believe it is important to provide competitive compensation packages and a high-quality work environment in order to hire, retain and motivate key personnel. Our compensation committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with our short-term and long-term goals given the nature of the market in which we compete for key personnel. The following policies and practices were in effect during 2024:
•Independent Compensation Committee. Our compensation committee is comprised solely of independent directors who have established effective means for communicating with each other and with stockholders, and implementing their executive compensation ideas, as well as addressing concerns;
•Compensation Consultant. Our compensation committee engaged its own compensation consultant, Compensia, to assist with its 2024 compensation reviews. Compensia performed no other consulting or other services for us;
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
•No “Single-Trigger” Change-in-Control Arrangements; “Double-Trigger” Change-in-Control Arrangements. There are no payments and benefits that are payable solely as a result of a change-in-control in the Company. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control of our Company plus an involuntary termination of employment before payments and benefits are paid); and
•Stockholder Advisory Votes on Named Executive Officer Compensation. Our stockholders have an opportunity to cast an advisory vote to (i) approve our named executive officers’ compensation and (ii) approve the frequency of the vote to approve the named executive officers’ compensation. Our stockholders have voted in favor of annual advisory votes on the named executive officers’ compensation. At the 2024 annual meeting of stockholders, approximately 73% of the votes cast voted to approve our named executive officers’ compensation. We will consider the results from this year’s and future years’ stockholder advisory votes on named executive officer compensation when making decisions about our executive compensation program.
Compensation-Setting Process
Compensation Committee
Each year, our compensation committee conducts a review of our executive compensation program and related policies and practices. At the beginning of each year, the compensation committee assesses the prior year performance and establishes bonus targets and metrics for the current year and annual equity award grants for our named executive officers. In addition, the compensation committee reviews and determines the base salary of our named executive officers. In determining the compensation of the members of our executive team, including our named executive officers, for 2024, our compensation committee reviewed the compensation arrangements, including base salary, target bonus and equity compensation, of our executive officers and considered an analysis of competitive market data presented by the compensation committee’s advisor, Compensia, a national compensation consulting firm that provides executive compensation advisory services, as well as our overall strategic business plan. Market data was used primarily as a reference point for measuring the competitive marketplace, and was one factor among others, used by the compensation committee in determining executive compensation. Other factors the compensation committee considers in making its executive compensation decisions include input from our CEO and CAdO (except regarding their own compensation), past individual performance and expected future performance, vesting status and value of existing equity awards, and internal pay equity based on the impact of business and performance.
Role of Management
In carrying out its responsibilities, the compensation committee works with members of our management, including our CEO and CAdO. Typically, these members of management and our CFO assist the compensation committee in developing the annual bonus plans based on metrics that contain attainable target levels that are achievable through the commitment and leadership of our executive officers. Our CEO provides recommendations on compensation matters for our employees in general and all of his direct reports, including our executive officers. The CEO, CAdO and CFO usually attend compensation committee meetings. No members of management participate in discussions or decisions regarding their own compensation and none of them are present when their own compensation is determined.
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
Competitive Positioning
In setting executive compensation, our compensation committee uses publicly-available data on the compensation policies and practices of comparable publicly-traded companies as a reference to understand the competitive market for executive talent. With respect to decisions regarding the 2024 compensation of the members of our executive team, including the named executive officers, our compensation committee reviewed an analysis prepared by Compensia of competitive market data derived from the companies in the following compensation peer group (which was approved by our compensation committee in December 2023):

Alteryx	Envestnet	Paycom Software
Blackbaud	Five9	Pegasystems
Box	Guidewire Software	Twilio
DocuSign	HubSpot	Zoom Communications
Dropbox	MongoDB	Zoominfo Technologies
Dynatrace	Okta
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
This competitive market data was used as a reference in the course of our compensation committee’s review and evaluation of our executive compensation program and decisions regarding executive compensation in 2024. The competitive market data is useful to understand market practice and to provide a general context for its decisions. The compensation committee determines the nature and the extent of the use of market data, which varies by executive. Actual compensation is based on individual performance, experience, responsibilities and other criteria selected by our compensation committee. While the compensation committee does not target any component of our executive compensation program to a particular level versus the competitive market, our compensation committee generally refers to a range of the 50th to the 75th market percentile when making its executive compensation decisions. The competitive market data was not used to benchmark the compensation for our named executive officers.
Compensation Overview
Our executive compensation program for 2024 consisted of the following principal compensation elements:
•Base salary, with Mr. Shmunis having received an equity award in 2023 in lieu of substantially all of the amounts that would have otherwise been paid as base salary for the period from April 1, 2023 through March 31, 2024;
•Annual incentive compensation paid, if earned, in cash for the first two quarters and in the form of RSUs for the last two quarters; and
•Long-term incentive compensation in the form of (i) annual grants of time-based RSUs and PSUs and (ii) equity awards granted in connection with the hire of Mr. Lamba.
We are committed to providing appropriate cash and equity incentives to compensate our named executive officers in a manner that our compensation committee determines is reasonable and appropriate to motivate and retain key talent.

Base Salary
Base salary is a customary, fixed element of compensation intended to attract and retain our named executive officers and compensate them for their day-to-day efforts. Our board of directors and/or the compensation committee reviews base salary every year, as well as at the time of a promotion or other change in responsibilities, and considers each executive officer’s performance, prior base salary level, the competitive market data, breadth of role, and the other factors described in the “Compensation Setting Process—Compensation Committee” section above. Our board of directors and the compensation committee do not target base pay at any particular level versus the competitive market data. In 2024, no adjustments were made to the base salaries of our then-named executive officers. Mr. Lamba's base salary was determined through arm's-length negotiation.
The following table sets forth the 2024 base salary for each of our named executive officers.

Name	2024 Base Salary	2023 Base Salary	Percent Increase
Vladimir Shmunis	$ 500,000 (1)	$ 500,000 (1)	—
Abhey Lamba	$500,000	—	—
John Marlow	$450,000	$450,000	—
Sonalee Parekh	$500,000	$500,000	—
Vaibhav Agarwal	$500,000	$500,000	—

(1)In 2023, Mr. Shmunis received an award of 17,144 RSUs in lieu of payment in cash of $494,530 of his salary for the period from April 1, 2023 through March 31, 2024.
The actual base salaries paid to our named executive officers during 2024 are set forth in the Summary Compensation Table below. As described above and in the footnotes to the Summary Compensation Table, a portion of the salary for Mr. Shmunis was paid in the form of RSUs that were granted in May 2023 and are described in Footnote 4 to the Summary Compensation Table below.
Annual Incentive Compensation
The compensation committee establishes annual incentive compensation opportunities under our bonus plan (the “Bonus Plan”). Consistent with our historical practices, bonuses for 2024 under the Bonus Plan were designed to motivate and reward our named executive officers, to perform to the best of their abilities and to achieve our objectives.
Target Annual Incentive Opportunities
In April 2024, the compensation committee reviewed the target annual incentive opportunities of our named executive officers, taking into consideration each such named executive officer’s total annual compensation opportunity, the competitive market data with an emphasis generally on the 50th through 75th percentile of total target cash compensation opportunities, breadth of responsibilities and the other factors described in the “Compensation Setting Process—Compensation Committee” section above. Following this review, our compensation committee determined that no adjustments should be made to the annual incentive opportunities of our then-named executive officers. Mr. Lamba’s target annual incentive opportunity was determined through arm’s-length negotiation when he was hired.
The target annual incentive opportunities of our named executive officers for 2024 were:

Name	2024 Target Bonus Opportunity (as a % of 2024 Base Salary)	2024 Target Bonus Opportunity
Vladimir Shmunis	100%	$500,000
Abhey Lamba	100%	$500,000
John Marlow	100%	$450,000
Sonalee Parekh	100%	$500,000
Vaibhav Agarwal	100%(1)	$437,500

(1)Reflects Mr. Agarwal’s target incentive opportunity for each of the third and fourth quarters of 2024. Mr. Agarwal’s target incentive opportunity for each of the first and second quarters of 2024 was equal to 75% of his base salary.
2024 Bonus Plan Design and Achievement
For 2024, there are four quarterly performance periods, ending on March 31, June 30, September 30, and December 31. The bonus pool under the Bonus Plan funds based on our achievement against the quarterly target levels established by the compensation committee of the following performance metrics (weighted 50% each): (i) revenues and (ii) Non-GAAP operating margin. These metrics have the following meanings under the Bonus Plan:
•“revenues” means the Company’s net revenues generated from third parties, including both subscriptions revenue and other revenues, each as defined in this Form 10-K. Net revenue is defined as gross sales less any pertinent discounts, refunds, or other contra-revenue amounts, as presented on the Company’s press release reporting the applicable quarterly financial results.
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
With respect to revenues, for 100% of the bonus pool for any particular quarter to fund, 100% of the quarterly revenues target established by the compensation committee needed to be achieved. For each 0.1% of revenues that was achieved above the 100% of the quarterly revenues target established by the compensation committee, the bonus pool with respect to revenue would be increased by 1% (up to a maximum bonus pool equal to 150% of the target amount), and for each 0.1% of revenue that was achieved below 100% of the quarterly revenues target established by the compensation committee, the bonus pool with respect to revenues would be reduced by 1%.
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
For the bonus pool under the Bonus Plan to fund for any particular quarter, we had to achieve (i) quarterly revenues at least equal to the low end of the range for revenues expected by analyst consensus estimates after we publicly disclosed our guidance for such quarter, and (ii) quarterly Non-GAAP operating margin at least equal to the low end of the range for Non-GAAP operating margin expected by analyst consensus estimates after we publicly disclosed our guidance for such quarter.
The following chart sets forth our 2024 quarterly targets against each metric under the Bonus Plan, actual achievement against those targets, and the corresponding percentage payouts to the named executive officer each quarter:

	Revenue				Non-GAAP Operating Margin
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Target (in millions)	$580.6	$588.8	$607.5	$617.4	19.1%	20.4%	21.9%	22.4%
Achievement (% of Target)	100.6%	100.8%	100.2%	99.5%	108.9%	103.0%	95.9%	95.1%
Payout (% of Target)	106.2%	108.1%	102.1%	95.2%	111.5%	101.2%	96.1%	94.6%
Based upon our actual financial performance as measured against the approved performance metrics and the formula under the Bonus Plan, the payout percentages for each of the four quarters in 2024 were as follows: 108.9% (Q1), 104.7% (Q2), 99.1% (Q3) and 94.9% (Q4).

In September 2024, our compensation committee approved the 2024 Key Employee Equity Bonus Plan for our then‑named executive officers (the “KEEB”), which provided that the then-named executive officers (and Mr. Agarwal) would receive any quarterly bonus achieved and payable under the Bonus Plan for the third and fourth quarters of 2024 in the form of

RSUs granted under the 2013 Plan. The number of RSUs each named executive officer received equaled the dollar value of the quarterly bonus (or for Mr. Agarwal, 105% of his quarterly bonus) divided by the lower of the closing price of a share of our Class A Common Stock (i) on the first trading day of the quarter for which the quarterly bonus is assessed or (ii) on the first trading day on or after November 15 or February 15 following the quarter for which the quarterly bonus is assessed. The RSUs issued to our named executive officers were fully vested upon grant. Each year, the compensation committee will assess whether to continue the KEEB.
The aggregate dollar values of the bonuses earned by our named executive officers under the Bonus Plan for 2024 are listed in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table. As described above and in the footnotes to the Summary Compensation Table, each bonus earned for the first and second quarters of 2024 were paid in cash and each bonus for the third and fourth quarters of 2024 was paid in the form of RSUs that are listed in the Grants of Plan-Based Awards in 2024 table below.
Equity Compensation
We use time-based RSUs to deliver long-term incentive compensation opportunities to our named executive officers, and we use PSUs (which provide value to our named executive officers only if the Company achieves specific operational and financial goals, since the PSUs will become eligible to vest only if these goals are achieved) to more strongly align our named executive officers’ compensation with the Company’s performance. The annual equity awards we granted to our then‑named executive officers in May 2024 were a mix of time-based RSUs and PSUs, as described further below. Consistent with our compensation objectives, we believe this approach helps to ensure that the interests of the members of executive team are aligned with those of our stockholders and that we are able to attract and reward our top talent.
The compensation committee does not target equity compensation at any particular level versus the competitive market data, although it uses the range of the 50th percentile to the 75th percentile as a reference point during the course of its deliberations. RSUs serve as a retention tool as they vest based on continued service over time.

Our compensation committee approved annual equity awards (consisting of time-based RSUs and PSUs) to Messrs. Shmunis, Marlow, and Agarwal and Ms. Parekh in May 2024 to reward them for our strong corporate performance and their individual performance and to ensure that the equity awards they held were sufficient to continue to provide them with appropriate incentives to continue to grow our business.

The RSU award granted to Mr. Shmunis vests as to 1/8th of the RSUs every three months after February 20, 2024, in each case, subject to his continued service as of each vesting date. Each of the RSU awards granted to Messrs. Marlow and Agarwal and Ms. Parekh vests as to 1/12th of the RSUs every three months after February 20, 2024, in each case, subject to the applicable named executive officer’s continued service as of each vesting date.

For each of the PSU awards granted to these named executive officers, the PSUs are evenly allocated to three separate tranches, which vest independently from one another. The PSUs for a tranche become eligible to vest according to the time-based vesting schedule described below (“achieved PSUs”) based on the achievement of a specified performance goal, as follows:

•the first tranche becomes eligible to vest based on the Company’s annualized exit monthly recurring subscriptions for 2024;
•the second tranche becomes eligible to vest based on the Company’s unlevered adjusted free cash flow margin for 2024; and
•the third tranche becomes eligible to vest based on the Company’s total shareholder return (“TSR”) during the performance period beginning on January 1, 2024, and ending on December 31, 2024, relative to the TSRs of the companies that are a component of the Bessemer Cloud Index or any successor index on the last day of the performance period and were also a component of such index on the first day of the performance period.

For the first tranche, the number of PSUs that will become achieved PSUs will be equal to the following: (i) if the Company’s annualized exit monthly recurring subscriptions for 2024 is equal to the threshold of $2,290,364,000, 1% of the target number of PSUs allocated to that tranche, (ii) if the Company’s annualized exit monthly recurring subscriptions for 2024 is equal to the target of $2,542,024,000, 100% of the target number of PSUs allocated to that tranche, and (iii) if the Company’s annualized exit monthly recurring subscriptions for 2024 is $2,796,226,000 or more, 200% of the target number of PSUs allocated to that tranche.

For the second tranche, the number of PSUs that will become achieved PSUs will be equal to the following: (i) if the Company’s unlevered adjusted free cash flow margin for 2024 is equal to approximately 86.1% of the target, 80% of the target number of PSUs allocated to that tranche, (ii) if the Company’s unlevered adjusted free cash flow margin for 2024 is between 97.2% and 102.8% of the target, 100% of the target number of PSUs allocated to that tranche, and (iii) if the Company’s unlevered adjusted free cash flow margin for 2024 is approximately 130.6% of the target or more, 200% of the target number of PSUs allocated to that tranche.

For the third tranche, the number of PSUs that will become achieved PSUs will be equal to the following: (i) if the Company’s TSR ranks from the 25th percentile up to the 50th percentile, 50% of the target number of PSUs allocated to that tranche, (ii) if the Company’s TSR ranks from the 50th percentile up to the 75th percentile, 100% of the target number of PSUs allocated to that tranche, (iii) if the Company’s TSR ranks from the 75th percentile up to the 90th percentile, 150% of the target number of PSUs allocated to that tranche, and (iv) if the Company’s TSR ranks at the 90th percentile or greater, 200% of the target number of PSUs allocated to that tranche.

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

The metrics used to measure performance under the PSU awards have the following meanings:

•“annualized exit monthly recurring subscriptions” means the monthly value of all customer recurring charges at the end of December 2024 multiplied by 12.

•“unlevered adjusted free cash flow margin” means (i) net cash provided by (used in) operating activities as stated in accordance with generally accepted accounting principles in the United States, plus (subtract) cash paid (received) for one-time/non-recurring items, plus interest paid, less capitalized expenditures, divided by (ii) revenue.

•“total shareholder return” of any particular company means (i) the company’s closing stock price on December 31, 2024 (plus all dividends paid between January 1, 2024 and December 31, 2024) divided by (ii) the company’s closing stock price on January 1, 2024.

1/2 of any achieved PSUs vest on February 20, 2025 (or in Mr. Shmunis' and Mr. Marlow's cases, February 21, 2025), and 1/8th of the remaining achieved PSUs vest every three months afterwards, in each case, subject to the applicable named executive officer’s continued service as of each vesting date.

If a change in control occurred before January 1, 2025, the number of achieved PSUs would be equal to the target number of PSUs. If a change in control occurs after December 31, 2024, the number of achieved PSUs will be determined based on actual achievement. In either case, any achieved PSUs would continue to vest under the time-based vesting schedule described above.

In determining the size of these awards, the compensation committee took into consideration each executive officer’s current vested and unvested equity holdings, competitive market data, and the other factors described in the “Compensation Setting Process-Compensation Committee” section above.

The intended values of the RSU awards and the intended target values of the PSU awards granted to the named executive officers in May 2024 are listed below, and each of these values was converted into the number of shares (or in the case of the PSU awards, the target number of shares) covered by the award by dividing the value by the average closing price of a share of our Class A Common Stock during the month of April 2024 (or in the case of Mr. Shmunis, during the first 15 days of April 2024).

Name	Intended Value of RSUs	Intended Target Value of PSUs
Vladimir Shmunis	$6,000,000	$6,000,000
John Marlow	$1,969,000	$1,313,000
Sonalee Parekh	$2,188,000	$1,460,000
Vaibhav Agarwal	$2,078,000	$1,385,000

Our achievement of the performance goals for these PSU awards was as follows: (i) our annualized exit monthly recurring subscriptions for 2024 was 97.9% of the 100% target level, (ii) our unlevered adjusted free cash flow margin for 2024 was 107.6% of the midpoint of the 100% target level, and (iii) our TSR ranked at the 51st percentile. Based on these levels of achievement, 99.6% of the target number of PSUs became achieved PSUs.

In connection with his appointment as CFO, Mr. Lamba received an initial grant of time-based RSUs that covered shares of the Company’s Class A common stock having an aggregate value of $5,000,000 (the “CFO Initial Equity Grant”). The CFO Initial Equity Grant will vest as to 25% of the RSUs on November 20, 2025, and, beginning on February 20, 2026, the remaining 75% of the RSUs will vest in equal quarterly installments on each quarterly vesting date (February 20, May 20, August 20, and November 20) during the following 3-year period, provided Mr. Lamba remains a service provider of the Company through the applicable vesting date.

Mr. Lamba also received a grant of performance-based RSUs having an aggregate value of $5,000,000 (the “CFO Performance-Based Equity Grant”). The CFO Performance-Based Equity Grant will vest as to 25% of the RSUs on February 20, 2026, and as to the remaining 75% of the RSUs in equal quarterly installments over a 3-year period, with all vesting contingent on the Company achieving performance-based metrics determined by the board of directors on or before the date of the Company’s release of its first quarter 2025 earnings, provided that if the board of directors does not establish such performance-based metrics on or prior to March 31, 2025, then the CFO Performance-Based Equity Grant will vest on the same 4-year vesting schedule, and subject to the same terms and conditions, as the CFO Initial Equity Grant.

The value of the CFO Initial Equity Grant and the CFO Performance-Based Equity Grant each were converted into a number of RSUs based upon the average closing price of a share of the Company’s Class A common stock (as quoted on the New York Stock Exchange) during the first 15 consecutive calendar days of December 2024.

Mr. Lamba also received a “Sign-On Bonus” in the form of RSUs and PSUs and having an aggregate value of $2,000,000, as follows: (i) RSUs having an aggregate value of $1,000,000 of which (A) $750,000 shall vest in equal installments of $187,500 on each of February 20, May 20, August 20, and November 20, 2025, and (B) $250,000 shall vest in equal installments of $62,500 on each of February 20, May 20, August 20, and November 20, 2026; and (ii) PSUs having an aggregate value of $1,000,000, of which (A) $750,000 shall vest on February 20, 2026, subject to and contingent upon achievement of the same performance-based metrics as the CFO Performance-Based Equity Grant, and (B) $250,000 shall vest on February 20, 2027, with all vesting subject to and contingent upon the Company achieving performance based metrics for the 2026 fiscal year as determined by the Board on or before the date of the Company’s release of quarterly earnings for the first quarter of 2026. The value of each installment of the Sign-On Bonus were converted into a number of RSUs based upon the average closing price of a share of the Company’s Class A common stock (as quoted on the New York Stock Exchange) during the first 15 consecutive calendar days of December 2024.

In addition, each of these equity awards granted to our named executive officers in 2024 is subject to the vesting acceleration provisions in our Change of Control and Severance Policy, which is described in the “Post-Employment Compensation” section below.
The grant date fair values of these equity awards are listed in the “Stock Awards” column of the Summary Compensation Table and in the Grants of Plan-Based Awards in 2024 table below.
As discussed above, we also issued RSUs to our named executive officers under the KEEB in settlement of their incentive payments under the Bonus Plan for the last two quarters of 2024. These RSUs are listed in the Grants of Plan-Based Awards in 2024 table below.
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
Post-Employment Compensation

The Company’s Change of Control and Severance Policy (the “Severance Policy”) applies to our Section 16 officers as designated by the administrator of the Severance Policy from time to time. Each of our named executive officers that remain with us is a participant in the Severance Policy, and prior to her resignation, Ms. Parekh was a participant in the Severance Policy.

We believe that this policy enables our named executive officers to maintain their focus and dedication to their responsibilities to help maximize stockholder value by minimizing distractions due to the possibility of an involuntary termination of employment or a termination of employment in connection with a potential change in control of the Company. We also believe that these arrangements furthered our interest in encouraging retention among our named executive officers.

Pursuant to the Severance Policy, if the Company terminates a participant’s employment other than for cause, death or disability or the participant resigns for good reason on or within 3 months before or 12 months following a change of control (the change in control period), then, subject to the conditions described below, such participant may be eligible to receive the following severance benefits, less applicable tax withholdings, as applicable:

•A salary severance payment of 12 months (or 18 months for Mr. Shmunis) of the participant’s applicable annual base salary.

•For Mr. Shmunis only, a bonus severance payment equal to 150% of such participant’s annual target bonus.

•100% of the participant’s outstanding equity awards will vest and, to the extent applicable, become immediately exercisable.

•Payment or reimbursement of continued health coverage for the participant and the participant’s dependents under COBRA for 12 months (or 18 months for Mr. Shmunis).

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
Compensation Recovery Policy

We have adopted a clawback policy that complies with the SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and also permits us to seek to recover incentive compensation from executive officers and certain other employees who are determined to have engaged in, or in some cases to have been aware of or willfully blind to, significant misconduct.
Derivatives Trading; Hedging and Pledging Policy

Pursuant to our Insider Trading Policy, our directors, officers (as defined in Rule 16a-1(f) of the Exchange Act) and other employees subject to blackout periods or pre-clearance requirements under such policy are prohibited from engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities, including hedging their ownership of Company securities or similar transactions designed to decrease the risks associated with holding Company securities, and from pledging our equity securities as collateral for a loan.. Stock options, stock appreciation rights and other securities issued pursuant to our benefit plans or other compensatory arrangements with us are not subject to this prohibition.
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

Compensation-Related Risk
Our board of directors is responsible for the oversight of our risk profile, including compensation-related risks. Our compensation committee monitors our compensation policies and practices as applied to our employees to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking. In cooperation with management, our compensation committee reviewed our 2024 compensation programs. Our compensation committee believes the mix and design of the elements of such programs do not encourage our employees to assume excessive risks and accordingly are not reasonably likely to have a material adverse effect on our Company. We have designed our compensation programs to be balanced so that our employees are focused on both short-term and long-term financial and operational performance. In particular, the weighting towards long-term incentive compensation discourages short-term risk taking. Goals are appropriately set with targets that encourage growth in the business.
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
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
Respectfully submitted by the members of the compensation committee of the board of directors:
Robert Theis (Chair)
Kenneth A. Goldman
Prat Bhatt
Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers during fiscal 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Vladimir Shmunis Chief Executive Officer	2024	376,367 (4)	—	14,565,146	533,311 (5)	16,272	15,491,096
	2023	5,470	—	20,616,162	508,722	10,733	21,141,087
	2022	5,470	—	19,288,954	517,280	373,493	20,185,197
Abhey Lamba Chief Financial Officer	2024	41,666	—	11,999,125	38,801 (6)	—	12,079,592
	2023	—	—	—	—	—	—
	2022	—	—	—	—	—	—
John Marlow Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary	2024	450,000	—	4,091,861	482,766 (7)	8,982	5,033,609
	2023	60,000	—	9,339,843	457,844	6,188	9,863,875
	2022	60,000	—	6,010,755	422,193	134,826	6,627,774
Sonalee Parekh Former Chief Financial Officer	2024	346,795	—	4,548,283	266,875 (8)	4,869	5,166,822
	2023	60,000	—	10,620,399	508,728	7,583	11,196,710
	2022	147,500	—	10,666,699	298,609	192,348	11,305,156
Vaibhav Agarwal Chief Transformation Officer and Deputy CFO (former principal financial officer)	2024	500,000	—	4,317,415	483,159 (9)	8,532	5,309,106
	2023	135,000	—	3,203,409	410,342	7,443	3,756,194
	2022	135,000	—	11,102,334	360,414	576	11,598,324

(1)The amounts in the “Stock Awards” column represent the aggregate fair value of RSUs and PSUs granted in the applicable year and calculated in accordance with ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 12 to the Notes to our Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value, included as Item 8 to our Original Report.
(2)Amounts in this column represent (i) the aggregate fair value of RSUs granted under our Key Employee Equity Bonus Plan, in lieu of a cash bonus earned for each quarter of 2022, the first quarter and second quarters of 2023 and the third and fourth quarters of 2024, which is calculated in accordance with ASC Topic 718, and (ii) bonuses earned under our Bonus Plan for the third and fourth quarters of 2023 and the first and second quarters of 2024 that were paid in cash. The shares underlying these RSU awards were fully vested in the quarter following the quarter in which earned.
(3)For each of Messrs. Shmunis and Marlow and Ms. Parekh, the amount reported in this column for 2024 represents the portion of the premium paid by the Company with respect to life insurance for the benefit of the named executive officer.
For Mr. Agarwal, the amount reported in this column for 2024 represents (i) the portion of the premium paid by the Company with respect to life insurance for his benefit, which was $4,482, and (ii) the Company's matching contribution to the 401(k) plan in the amount of $4,050.
(4)This amount represents the $376,367 of cash salary actually paid to Mr. Shmunis in 2024. In 2023, Mr. Shmunis received an award of 17,144 RSUs in lieu of payment in cash of $494,530 of his salary for the period from April 1, 2023 through March 31, 2024.
(5)Consists of (i) 8,075 RSUs that were fully vested upon grant, 4,208 of which were granted in fiscal 2024 and 3,867 were granted in fiscal 2025, and (ii) $266,875 of bonuses earned under our Bonus Plan in fiscal 2024, which were paid in cash.
(6)Consists of 1,261 RSUs that were fully vested upon grant, 1,261 of which were granted in fiscal 2025.
(7)Consists of (i) 7,267 RSUs that were fully vested upon grant, 3,787 of which were granted in fiscal 2024 and 3,480 were granted in fiscal 2025, and (ii) $240,188 of bonuses earned under our Bonus Plan in fiscal 2024, which were paid in cash.
(8)Consists of $266,875 of bonuses earned under our Bonus Plan in fiscal 2024, which were paid in cash.
(9)Consists of (i) 8,478 RSUs that were fully vested upon grant, 4,418 of which were granted in fiscal 2024 and 4,060 were granted in fiscal 2025, and (ii) $200,156 of bonuses earned under our Bonus Plan in fiscal 2024, which were paid in cash.
Grants of Plan-Based Awards in 2024
The following table sets forth information regarding grants of awards made to our named executive officers during fiscal 2024. We did not grant any cash awards under our 2013 Plan during fiscal 2024.

			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Approval Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Securities Underlying Restricted Stock Units (#)	Grant Date Fair Value of Stock Awards ($)(1)
Vladimir Shmunis	5/19/2024	5/19/2024	—	—	—	183,880	6,788,850
	5/19/2024	5/19/2024	80,294 (2)	183,880 (3)	367,760 (4)	—	7,776,296
	11/20/2024	11/15/2024	—	—	—	4,208	147,448
Abhey Lamba	12/16/2024	12/13/2024	—	125,210	—	—	4,999,635
	12/16/2024	12/13/2024		25,042		—	999,927
	12/16/2024	12/13/2024	—		—	125,210	4,999,635
	12/16/2024	12/13/2024	—	—	—	25,042	999,927
John Marlow	5/19/2024	5/19/2024	18,298 (2)	41,901 (3)	83,802 (4)	—	1,771,993
	5/19/2024	5/19/2024	—	—	—	62,835	2,319,868
	11/15/2024	11/15/2024	—	—	—	3,787	135,499
Sonalee Parekh	5/19/2024	5/19/2024	20,345 (2)	46,592 (3)	93,184 (4)	—	1,970,381
	5/19/2024	5/19/2024	—	—	—	69,824	2,577,902
Vaibhav Agarwal	5/19/2024	5/19/2024	19,299 (2)	44,198 (3)	88,396 (4)	—	1,869,139
	5/19/2024	5/19/2024	—	—	—	66,313	2,448,276
	11/15/2024	11/15/2024	—	—	—	4,418	158,076

(1)The amounts in the “Grant Date Fair Value of Stock Awards” column represent the grant date fair value of RSUs and PSUs granted in fiscal 2024 and calculated in accordance with ASC Topic 718. See Note 12 of the Notes to our Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value, included as Item 8 to our Original Report.
(2)For each PSU award, the PSUs are evenly allocated to three tranches.
For the tranche that becomes eligible to vest based on the Company’s annualized exit monthly recurring subscriptions for 2024, the threshold number of PSUs is 613 for Mr. Shmunis, (ii) 140 for Mr. Marlow, (iii) 155 for Ms. Parekh, and (iv) 147 for Mr. Agarwal.
For the tranche that becomes eligible to vest based on the Company’s unlevered adjusted free cash flow margin for 2024, the threshold number of PSUs is (i) 49,034 for Mr. Shmunis, (ii) 11,174 for Mr. Marlow, (iii) 12,425 for Ms. Parekh, and (iv) 11,786 for Mr. Agarwal.
For the tranche that becomes eligible to vest based on TSR during the performance period relative to the TSRs of the indexed companies, the threshold number of PSUs is (i) 30,647 for Mr. Shmunis, (ii) 6,984 for Mr. Marlow, (iii) 7,765 for Ms. Parekh, and (iv) 7,366 for Mr. Agarwal.
(3)For each tranche, the target number of PSUs is approximately (i) 61,293 for Mr. Shmunis, (ii) 13,967 for Mr. Marlow, (iii) 15,531 for Ms. Parekh, and (iv) 14,733 for Mr. Agarwal.
(4)For each tranche, the maximum number of PSUs is approximately (i) 122,587 for Mr. Shmunis, (ii) 27,934 for Mr. Marlow, (iii) 31,061 for Ms. Parekh, and (iv) 29,465 for Mr. Agarwal.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information concerning equity awards held by our named executive officers at the end of fiscal 2024.

	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Name	Grant Date	Exercisable	Unexercisable
Vladimir Shmunis	5/1/2021	—	—	—	—	3,525 (2)	123,410
	4/1/2022	—	—	—	—	38,940 (3)	1,363,289
	5/19/2023	—	—	—	—	160,067 (4)	5,603,946
	5/19/2023	—	—	—	—	129,998 (5)	4,551,230
	5/19/2024	—	—	—	—	183,880 (6)	6,437,639
	5/19/2024	—	—	—	—	114,925 (7)	4,023,524
Abhey Lamba	12/16/2024	—	—	—	—	125,210 (8)	4,383,602
	12/16/2024	—	—	—	—	25,042 (9)	876,720
	12/16/2024	—	—	—	—	125,210 (10)	4,383,602
	12/16/2024	—	—	—	—	25,042 (11)	876,720
John Marlow	5/1/2021	—	—	—	—	2,350 (12)	82,274
	3/14/2022	—	—	—	—	12,980 (13)	454,430
	5/19/2023	—	—	—	—	71,142 (4)	2,490,681
	5/19/2023	—	—	—	—	77,999 (14)	2,730,745
	5/19/2024	—	—	—	—	41,901 (6)	1,466,954
	5/19/2024	—	—	—	—	47,127 (15)	1,649,916
Sonalee Parekh (16)	—	—	—	—	—	—	—
Vaibhav Agarwal	5/1/2021	—	—	—	—	882 (17)	30,879
	3/14/2022	—	—	—	—	17,307 (18)	605,918
	5/19/2023	—	—	—	—	22,235 (4)	778,447
	5/19/2023	—	—	—	—	24,375 (19)	853,369
	5/19/2024	—	—	—	—	44,198 (6)	1,547,372
	5/19/2024	—	—	—	—	49,735 (20)	1,741,222

(1)This amount reflects the fair value of our common stock of $35.01 per share as of December 31, 2024, multiplied by the amount shown in the column for Number of Shares or Units of Stock That Have Not Vested.
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
(4)This reflects the number of PSUs granted to the named executive officer that became achieved PSUs based on the achievement of the performance goals. 1/3rd of the achieved PSUs vest on February 20, 2024 for Mr. Agarwal and February 21, 2024 for Messrs. Shmunis and Marlow, and 1/8th of the remaining achieved PSUs vest every three months afterwards, in each case, subject to the named executive officer’s continued service as of each vesting date. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(5)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 12 equal quarterly installments commencing May 20, 2023. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.

(6)This reflects the number of PSUs granted to the named executive officer that became achieved PSUs based on the achievement of the performance goals. 1/2 of the achieved PSUs vest on February 20, 2024 for Mr. Agarwal and February 21, 2024 for Messrs. Shmunis and Marlow, and 1/8th of the remaining achieved PSUs vest every three months afterwards, in each case, subject to the named executive officer’s continued service as of each vesting date. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(7)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 8 equal quarterly installments commencing May 20, 2024. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(8)The shares underlying this performance-based RSU award vest, subject to Mr. Lamba’s continued role as a service provider to us, (i) if no metrics are set, 1/4th on November 20, 2025 and then 1/16 vests every three months afterwards, (ii) if metrics are set, 1/4th on February 20, 2026 and then 1/16 vests every three months afterwards. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(9)The shares underlying this performance-based RSU award vest, subject to Mr. Lamba’s continued role as a service provider to us, 75% on February 20, 2026 and 25% on February 20, 2027. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(10)The shares underlying this RSU award vest, subject to Mr. Lamba’s continued role as a service provider to us, 1/4th on November 20, 2025 and then 1/16 vests every three months afterwards. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
(11)The shares underlying this RSU award vest, subject to Mr. Lamba’s continued role as a service provider to us, 75% in four equal installments (each such installment equal to 3/16th of the total number of RSUs) on each of February 20, May 20, August 20 and November 20, 2025; and 25% in 4 equal installments (each such installment equal to 1/16th of the total number of RSUs) on each of February 20, May 20, August 20 and November 20, 2026. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
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
(15)The shares underlying this RSU award vest, subject to Mr. Marlow’s continued role as a service provider to us, in 12 equal quarterly installments commencing May 20, 2024. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(16)Ms. Parekh resigned from her position as Chief Financial Officer on September 10, 2024. In connection with her resignation, Ms. Parekh forfeited all of her then-unvested equity awards.
(17) The shares underlying this RSU award vest, subject to Mr. Agarwal’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2021. 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances in connection with a change of control of the Company.
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
(20)The shares underlying this RSU award vest, subject to Mr. Agarwal’s continued role as a service provider to us, in 12 equal quarterly installments commencing May 20, 2024. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.

Option Exercises and Stock Vested in 2024
The following table sets forth the number of shares of common stock acquired during fiscal 2024 by our named executive officers upon the exercise of stock options and the vesting of RSU awards and the value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Securities Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Vladimir Shmunis	—	—	468,040	15,778,932
Abhey Lamba	—	—	—	—
John Marlow	—	—	177,432	5,960,026
Sonalee Parekh	—	—	163,362	5,403,229
Vaibhav Agarwal	—	—	94,605	3,210,441

(1) Reflects the aggregate number of shares of Class A Common Stock underlying the RSU awards that vested in fiscal 2024.
(2) Calculated based by multiplying (i) the fair market value of Class A Common Stock on the vesting date, which was determined using the closing price on the NYSE of a share of Class A Common Stock on vesting date, by (ii) the number of shares of Class A Common Stock acquired upon vesting.
Pension Benefits
Aside from our 401(k) plan, we do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.
Non-Qualified Deferred Compensation
We do not maintain any non-qualified deferred compensation plans or arrangements under which our named executive officers are entitled to participate.
Potential Payments upon Termination and upon Termination in Connection with a Change of Control
Potential Payments upon Termination Apart from a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers that remained employed with us on December 31, 2024, pursuant to the Severance Policy, if (i) the named executive officer experiences a qualifying termination of his or her employment (as described in the “Executive Compensation─Compensation Discussion and Analysis─Post-Employment Compensation─Executive Employment Arrangements” section above), on December 31, 2024, and outside of the period beginning 3 months prior to and ending 12 months following a “change of control” (as defined in our Severance Policy) and (ii) such named executive officer signs and does not revoke a release agreement with us. The benefits consist of (i) 12 months of his or her base salary; (ii) reimbursement of his or her COBRA premiums for up to 12 months; and (iii) 1 year vesting of his or her outstanding equity awards in accordance with the Severance Policy.

	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)	Continuing Health Coverage ($)(3)	Total ($)
Vladimir Shmunis	500,000	18,462,559	34,708	18,997,267
Abhey Lamba	500,000	2,849,359	29,294	3,378,653
John Marlow	450,000	5,759,740	33,910	6,243,650
Sonalee Parekh (4)	—	—	—	—
Vaibhav Agarwal	500,000	3,766,586	33,910	4,300,496

(1)Represents the portion of each named executive officer’s 2024 base salary to be paid to such named executive officer upon a termination apart from a change of control.
(2)For each named executive officer, the estimated value of accelerated equity awards was calculated by multiplying (x) the amount of unvested RSUs subject to acceleration held by the applicable named executive officer and (y) the closing price of our Class A Common Stock on December 31, 2024 (which was $35.01).
(3)Represents the value of all monthly COBRA premium payments to be paid to such named executive officer upon a termination apart from a change of control.
(4)Ms. Parekh resigned from her position as Chief Financial Officer on September 10, 2024.
Potential Payments upon Termination in Connection with a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers that remained employed with us on December 31, 2024, pursuant to the Severance Policy, if (i) the named executive officer experiences a qualifying termination of his or her employment (as described in the “Executive Employment Arrangements” and “Other Change in Control Provisions” subsections of the “Executive Compensation─Compensation Discussion and Analysis─Post-Employment Compensation” section above) on December 31, 2024, and within the period beginning 3 months prior to or 12 months following a “change of control” (as defined in our Severance Policy) and (ii) such named executive officer signs and does not revoke a release agreement with us.

	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)	Continuing Health Coverage ($)(3)	Total ($)
Vladimir Shmunis (4)	1,500,000	22,103,038	52,062	23,655,100
Abhey Lamba (5)	500,000	10,520,645	29,294	11,049,939
John Marlow (6)	450,000	8,875,000	33,910	9,358,910
Sonalee Parekh (7)	—	—	—	—
Vaibhav Agarwal (8)	500,000	5,557,207	33,910	6,091,117

(1) Represents the portion of each named executive officer’s (a) base salary and (b) 2024 target bonus, as applicable to be paid to such named executive officer upon a termination in connection with a change of control.
(2) For each named executive officer, the estimated value of accelerated equity awards was calculated by multiplying (x) the amount of unvested RSUs subject to acceleration held by the applicable named executive officer and (y) the closing price of our Class A Common Stock on December 31, 2024 (which was $35.01).
(3) Represents the value of all monthly COBRA premium payments to be paid to such named executive officer upon a termination in connection with a change of control.
(4) Mr. Shmunis will receive (i) 18 months of his base salary plus 150% his 2024 target bonus, (ii) 100% acceleration of his outstanding equity awards (which to the extent applicable, will become immediately exercisable) and (iii) reimbursement of his COBRA premiums for up to 18 months, in accordance with the Severance Policy.
(5) Mr. Lamba will receive (i) 12 months of his base salary, (ii) 100% acceleration of his outstanding equity awards (which to the extent applicable, will become immediately exercisable) and (iii) reimbursement of his COBRA premiums for up to 12 months, in accordance with the Severance Policy.
(6) Mr. Marlow will receive (i) 12 months of his base salary, (ii) 100% acceleration of his outstanding equity awards (which to the extent applicable, will become immediately exercisable) and (iii) reimbursement of his COBRA premiums for up to 12 months, in accordance with the Severance Policy.
(7) Ms. Parekh resigned from her position as Chief Financial Officer on September 10, 2024.
(8) Mr. Agarwal will receive (i) 12 months of his base salary, (ii) 100% acceleration of his outstanding equity awards (which to the extent applicable, will become immediately exercisable) and (iii) reimbursement of his COBRA premiums for up to 12 months, in accordance with the Severance Policy.
CEO Pay Ratio
Under SEC rules, we are required to provide information regarding the relationship between the total annual compensation of Mr. Shmunis, our Chief Executive Officer, and the total annual compensation of our median employee (other than Mr. Shmunis). For our last completed fiscal year, which ended December 31, 2024:
•The median of the total annual compensation of all employees (other than Mr. Shmunis) of ours (including our consolidated subsidiaries) was $107,639.

•Mr. Shmunis’s total annual compensation, as reported in the Summary Compensation Table included in this Form 10-K/A, was $15,491,096.
•Based on the above, for fiscal 2024, the ratio of Mr. Shmunis’s total annual compensation to the median of the total annual compensation of all employees was 143.9 to 1.
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
•We determined the median of the total annual compensation of all of our employees as of December 31, 2024. As of December 31, 2024, we (including our consolidated subsidiaries) had approximately 4,255 full-time, part-time and temporary employees, approximately 2,038 out of the 4,255 (or approximately 48%) are U.S. employees, and approximately 2,217 out of the 4,255 (or approximately 52%) are located outside of the United States.
•We then compared the sum of (i) the total annual cash compensation earned by each of these employees for fiscal 2024 as reflected in our payroll records plus (ii) the fair value of equity awards (as determined in accordance with footnote 1 of the fiscal Summary Compensation Table) granted to these employees in fiscal 2024, to determine the median employee, without annualizing the compensation of any employees who started their employment with us in fiscal 2024 but did not work for us or our consolidated subsidiaries for the entire year. Compensation paid in foreign currency was converted to U.S. dollars using currency conversion ratios in effect as of January 1, 2025. In determining the median total compensation of all of these employees, we did not make any cost of living adjustments to the wages paid to any employee outside of the U.S.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2025, for:
•each of our named executive officers;
•each of our directors;
•all of our current directors and current executive officers as a group; and
•each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities.
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
We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2025, and shares issuable upon the vesting of RSUs and PSUs within 60 days of March 31, 2025, to be outstanding and to be beneficially owned by the person holding the option, the RSUs, or the PSUs, respectively, for the purpose of computing the percentage ownership of that person. However, we have not treated such shares as outstanding for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 80,647,126 shares of our Class A common stock and 9,804,538 shares of our Class B common stock outstanding as of March 31, 2025. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.

	Class A		Class B		% of Total Voting
	Shares	%	Shares	%	Power †
5% Stockholders:
Entities affiliated with Vladimir Shmunis (1)	254,286	*	5,471,618	55.8	30.8
Entities affiliated with Vlad Vendrow (2)	122,133	*	2,970,295	30.3	16.7
Vanguard Group, Inc. (3)	11,741,905	14.6	—	*	6.6
Capital World Investors (4)	10,663,441	13.2	—	*	6.0
Sylebra Capital Limited (5)	7,437,154	9.2	—	*	4.2
Ameriprise Financial, Inc. (6)	6,371,193	7.9	—	*	3.6
BlackRock, Inc. (7)	5,263,100	6.5	—	*	2.9
Named Executive Officers and Directors:
Vladimir Shmunis (1)	254,286	*	5,471,618	55.8	30.8
Abhey Lamba (8)	8,330	*	—	*	*
Sonalee Parekh (9)	46,305	*	—	*	*
John Marlow (10)	175,998	*	273,714	2.8	1.6
Vaibhav Agarwal (11)	24,184	*	—	*	*
Prat Bhatt (12)	5,859	*	—	*	*
Mignon Clyburn (13)	19,067	*	—	*	*
Kenneth Goldman (14)	26,773	*	—	*	*
Amy Guggenheim Shenkan	—	*	—	*	*
Robert Theis (15)	25,775	*	—	*	*
All current executive officers and directors as a group (9 persons)(16)	540,272	*	5,745,332	58.6	32.4
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
(1)Consists of (i) 3,457,107 shares of Class B common stock held of record by ELCA Fund I, L.P. (“ELCA I”); (ii) 5,926 shares of Class B common stock held of record by ELCA Fund II, L.P. (“ELCA II”); (iii) 5,926 shares of Class B common stock held of record by ELCA Fund III, L.P. (“ELCA III”); (iv) 1,385 shares of Class B common stock held of record by ELCA, LLC (collectively, along with ELCA I, ELCA II and ELCA III, the “ELCA Funds”); (v) 1,274 shares of Class B common stock held of record by Vladimir G. Shmunis & Sandra Shmunis TR UA June 9, 1998 Shmunis Revocable Trust (“Trust”); (vi) 1,000,000 shares of Class B common stock held of record by Sandra Shmunis TR UA 03/07/2025 Sandra Shmunis 2025 Grantor Retained Annuity Trust (“SST”); (vii) 1,000,000 shares of Class B common stock held of record by Vladimir Shmunis TR UA 03/07/2025 Vladimir Shmunis 2025 Grantor Retained Annuity Trust (“VST”); (viii) 81,668 shares of Class A common stock held of record by Vladimir G Shmunis & Sandra Shmunis TR So Inclined Philanthropic Foundation (“SIPF”); (ix) 59,000 shares of Class A common stock held of record by The Shmunis Family Generations Trust under agreement, dated December 29, 2020 (“SFGT”) and (x) 113,618 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2025. Vladimir Shmunis, our CEO and Chairman of the board of directors, and Sandra Shmunis, Mr. Shmunis’s wife, are the managing members of ELCA, LLC. ELCA, LLC is the general partner of ELCA I, ELCA II and ELCA III. Mr. Shmunis and Mrs. Shmunis are the trustees of Trust and SIPF, and the investment trustees of SFGT. As a result, and by virtue of the relationships described in this footnote, Mr. and Mrs. Shmunis may be deemed to share voting and dispositive power with respect to the shares held by ELCA I, Trust, SIPF and SFGT, and certain of the shares held by ELCA II and ELCA III. As sole trustee of SST, Mrs. Shmunis may be deemed to hold voting and dispositive power with respect to the shares held by SST. As sole trustee of VST, Mr. Shmunis may be deemed to hold voting and dispositive power with respect to the shares held by VST. ELCA II and ELCA III each hold 365,735 shares of Class B common stock that are beneficially owned by Mr. Shmunis's adult children, and these shares are not reflected in the table above. The address for these entities is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.
(2)Consists of (i) 98,942 shares of Class A common stock held of record by Mr. Vendrow; (ii) 1,066,400 shares of Class B common stock held of record by the Vlad Vendrow TR UA 02/13/2020 Viva Trust; (iii) 149,093 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Edward B Vendrow; (iv) 149,092 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Joshua L Vendrow; (v) 147,110 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO David G Vendrow; (vi) 38,600 shares of Class B common stock held of record by the Regina Vendrow TR UA 12/01/2020 Viva Children’s Trust; (vii) 420,000 shares of Class B common stock held of record by Viva Investment Capital LLC; (viii) 1,000,000 shares of Class B common stock held of record by Viva Investment Capital II LLC; and (ix) 23,191 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2025. As sole trustee of the Vlad Vendrow TR UA 02/13/2020 Viva Trust, Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held by the Vlad Vendrow TR UA 02/13/2020 Viva Trust. Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held by him and by his children and his children’s trusts. As the sole owner of Viva Investment Capital LLC and Viva Investment Capital II LLC, Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held thereby. The address for these entities is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.
(3)Based on information reported by The Vanguard Group, Inc. on its most recent Schedule 13G/A filed with the SEC on November 12, 2024. Of the shares of Class A common stock beneficially owned, The Vanguard Group, Inc. reported that it has sole dispositive power with respect to 11,590,376 shares, shared dispositive power with respect to 151,529 shares, sole voting power with respect to 0 shares, and shared voting power with respect to 65,262 shares. The address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(4)Based on information reported by Capital World Investors (“CWI”) on its most recent Schedule 13G/A filed with the SEC on February 13, 2025. Of the shares of Class A common stock beneficially owned, CWI reported that it has sole dispositive power and sole voting power with respect to 10,663,441 shares. CWI is a division of Capital Research and Management Company (“CRMC”), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., Capital Group Private Client Services, Inc., and Capital Group Investment Management Private Limited. CWI’s divisions of each of the investment management entities collectively provide investment management services under the name “Capital World Investors.” The address for CWI is 333 South Hope Street, Los Angeles, California 90071.
(5)Based on information reported by Sylebra Capital Limited (“Sylebra HK”) on its Schedule 13D filed with the SEC on May 26, 2023. Of the shares of Class A common stock beneficially owned, Sylebra HK reported that it has sole dispositive power and sole voting power with respect to 0 shares and shared dispositive power and shared voting power with respect to 7,437,154 shares. Sylebra HK and Sylebra Capital LLC (“Sylebra US”) are the investment sub-advisers to Sylebra Capital Partners Master Fund, Ltd. (“SCP MF”), Sylebra Capital Parc Master Master Fund (“PARC MF”), Sylebra Capital Menlo Master Fund (“MENLO MF”) and other advisory clients. The term “Affiliated Investment Entities” (as used in this footnote) refers to SCP MF, PARC MF, MENLO MF and other advisory clients. Sylebra Capital Management (“Sylebra Cayman”) is the investment manager and parent of Sylebra HK. Sylebra Cayman owns 100% of the shares of Sylebra HK, and Daniel Patrick Gibson (“Gibson”) owns 100% of the Class A shares of Sylebra Cayman and 100% of the share capital of Sylebra US. Gibson is a founder and Chief Investment Officer of Sylebra Cayman. In such capacities, Sylebra HK, Sylebra US, Sylebra Cayman, and Gibson may be deemed to share voting and dispositive power over the shares of Class A common stock held by the Affiliated Investment Entities. The address for Sylebra HK is c/o Sylebra Capital Limited, 20th Floor, 28 Hennessy Road, Wan Chai, Hong Kong.
(6)Based on information reported by Ameriprise Financial, Inc. (“AFI”) on its most recent Schedule 13G/A filed with the SEC on November 14, 2024 on behalf of itself and its subsidiary company Columbia Management Investment Advisers, LLC (“CMIA”). Of the shares of Class A common stock beneficially owned, AFI reported that it has shared dispositive power with respect to 6,371,193 shares and shared voting power with respect to 5,951,817 shares. AFI, as to the parent company of CMIA, may be deemed to beneficially own the shares reported by CMIA. Accordingly, the shares reported to be beneficially owned by AFI include those shares separately owned by CMIA. AFI’s address is 145 Ameriprise Financial Center, Minneapolis, MN 55474. CMIA’s address is 290 Congress Street, Boston, MA 02210.
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
(8)Consists of 3,634 shares of Class A common stock held of record by Mr. Lamba and (ii) 4,696 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2025.
(9)Ms. Parekh, our former Chief Financial Officer, resigned on September 10, 2024. Consists of 46,305 shares of Class A common stock held of record by Ms. Parekh as of September 10, 2024.
(10)Consists of (i) 114,779 shares of Class A common stock held of record by Mr. Marlow; (ii) 6,275 shares of Class A common stock held of record by the JEM Double Happiness 2018 Trust (the “Marlow Trust I”); (iii) 6,275 shares of Class A common stock held of record by the CAM Double Happiness 2018 Trust (the “Marlow Trust II”); (iv) 12,080 shares of Class A common stock held of record by the M&M Family 2020 Irrevocable Trust (the “Marlow Trust III”); (v) 15,060 shares of Class B common stock held of record by Mr. Marlow; (vi) 216,334 shares of Class B common stock held of record by the M&M Twice as Nice Trust (the “Marlow Trust IV” and, together with the Marlow Trust I, the Marlow Trust II and the Marlow Trust III, the “Marlow Trusts”); (vii) 42,320 shares of Class B common stock held of record by the Marlow Trust III; and (viii) 36,589 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2025. As trustee of the Marlow Trusts, Mr. Marlow may be deemed to hold voting and dispositive power with respect to the shares held by the Marlow Trusts.
(11)Consists of (i) 1,675 shares of Class A common stock held of record by Mr. Agarwal and (ii) 22,509 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2025.
(12)Consists of 5,859 shares of Class A common stock held of record by Mr. Bhatt.
(13)Consists of 19,067 shares of Class A common stock held of record by Ms. Clyburn.
(14)Consists of (i) 23,246 shares of Class A common stock held of record by Mr. Goldman and (ii) 3,527 shares of Class A common stock held of record by GSW-GV, LLC.

(15)Consists of 25,775 shares of Class A common stock held of record by Mr. Theis.
(16)Consists of (i) 387,644 shares of Class A common stock held of record by our current directors and current executive officers; (ii) 177,412 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of March 31, 2025; and (iii) 5,745,332 shares of Class B common stock held of record by our directors and current executive officers.
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2024. Information is included for equity compensation plans approved by our stockholders. All of our equity compensation plans have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by stockholders
2010 Equity Incentive Plan(1)	—	—	—
2013 Equity Incentive Plan(2)	8,312,304	—	13,769,177
Amended and Restated Employee Stock Purchase Plan(3)	—	—	6,564,718
Equity compensation plans not approved by stockholders	—	—	—
Total	8,312,304	—	20,333,895

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
Item 13. Certain Relationships and Related Transactions, and Director Independence
In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Directors, Executive Officers and Corporate Governance—Non-Employee Director Compensation” and “Executive Compensation,” the following is a description of each transaction since January 1, 2024 and each currently proposed transaction in which:
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
Other than as described above under this section titled “Certain Relationships and Related Transactions, and Director Independence,” since January 1, 2024, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest.
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

With respect to Mr. Theis, our board of directors specifically considered Mr. Theis’s former role as a director of Avaya Holdings Corp. (“Avaya”), including the Company’s compensation of Mr. Theis of $120,000 in cash for such board service, and the terms of our strategic partnership with Avaya. Our board of directors has concluded that our relationship with Avaya would not impede the exercise of independent judgment by Mr. Theis.

Our board of directors has determined that all of the current members of our board of directors, except our Chief Executive Officer, or CEO, Mr. Shmunis, are “independent” as defined in the applicable NYSE rules and applicable rules and regulations of the SEC.
Item 14. Principal Accountant Fees and Services
Professional Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our Company by KPMG for the years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees (1)	$3,328,137	$3,074,679
Audit Related Fees (2)	—	235,000
All Other Fees (3)	9,500	502,000
Total Fees	$3,337,637	$3,811,679

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
(2) “Audit Related Fees” consist of professional services provided in connection with the preparation of certain registration statements and related securities offering matters.
(3)“All Other Fees” for 2024 consist of our annual license fee for an accounting database subscription. The 2023 fees consist of a comfort letter in connection with the issuance of our 2030 Note, annual license fee for an accounting database subscription, and other professional services.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Consistent with requirements of the SEC and the PCAOB regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.
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

RINGCENTRAL, INC.

Date: April 29, 2025	/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2025	/s/ Abhey Lamba
Abhey Lamba
Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2025	/s/ Tarun Arora
Tarun Arora
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Director	April 29, 2025
Prat Bhatt

*	Director	April 29, 2025
Mignon L. Clyburn

*	Director	April 29, 2025
Kenneth A. Goldman

*	Director	April 29, 2025
Amy Guggenheim Shenkan

*	Director	April 29, 2025
Robert Theis

*By:	/s/ Vladimir Shmunis
Vladimir Shmunis, As attorney-in-fact