Form 10-Q
period 2025-03-31
RingCentral, Inc.
filed 2025-05-09
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of April 30, 2025, there were 80,131,686 shares of Class A Common Stock issued and outstanding and 9,804,538 shares of Class B Common Stock issued and outstanding.

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
•the estimates and estimate methodologies used in preparing our financial statements;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$154,436	$242,811
Accounts receivable, net	381,117	386,252
Deferred and prepaid sales commission costs	179,158	182,615
Prepaid expenses and other current assets	65,531	59,444
Total current assets	780,242	871,122
Property and equipment, net	181,824	180,650
Operating lease right-of-use assets	39,918	46,463
Deferred and prepaid sales commission costs, non-current	307,046	325,198
Goodwill	83,756	82,986
Acquired intangibles, net	225,168	258,526
Other assets	13,638	14,928
Total assets	$1,631,592	$1,779,873
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$61,273	$21,866
Accrued liabilities	270,868	283,799
Current portion of long-term debt, net	627,462	181,252
Deferred revenue	248,693	261,882
Total current liabilities	1,208,296	748,799
Long-term debt, net	736,250	1,347,881
Operating lease liabilities	22,616	29,733
Other long-term liabilities	6,178	4,930
Total liabilities	1,973,340	2,131,343

Commitments and contingencies (Note 9)
Series A convertible preferred stock	199,449	199,449

Stockholders’ deficit
Common stock	9	9
Additional paid-in capital	1,234,108	1,215,377
Accumulated other comprehensive loss	(7,562)	(8,881)
Accumulated deficit	(1,767,752)	(1,757,424)
Total stockholders’ deficit	(541,197)	(550,919)
Total liabilities, temporary equity and stockholders’ deficit	$1,631,592	$1,779,873
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Subscriptions	$590,112	$557,487
Other	21,944	26,724
Total revenues	612,056	584,211
Cost of revenues
Subscriptions	153,095	143,650
Other	27,355	26,829
Total cost of revenues	180,450	170,479
Gross profit	431,606	413,732
Operating expenses
Research and development	81,983	80,528
Sales and marketing	274,898	272,730
General and administrative	64,385	71,373
Total operating expenses	421,266	424,631
Income (loss) from operations	10,340	(10,899)
Other income (expense), net
Interest expense	(16,115)	(16,254)
Other income	1,402	1,944
Other expense, net	(14,713)	(14,310)
Loss before income taxes	(4,373)	(25,209)
Provision for income taxes	5,955	3,285
Net loss	$(10,328)	$(28,494)
Net loss per common share
Basic and diluted	$(0.11)	$(0.31)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	91,015	93,142
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(10,328)	$(28,494)
Other comprehensive income (loss)
Foreign currency translation adjustments	5,005	(3,241)
Unrealized (loss) gain on derivative instruments	(3,686)	6,351
Total other comprehensive income	$1,319	$3,110
Comprehensive loss	$(9,009)	$(25,384)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2024	90,718	$9	$1,215,377	$(8,881)	$(1,757,424)	$(550,919)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,556	—	(1,904)	—	—	(1,904)
Repurchases of common stock	(1,822)	—	(50,036)	—	—	(50,036)
Share-based compensation	—	—	70,671	—	—	70,671
Other comprehensive income	—	—	—	1,319	—	1,319
Net loss	—	—	—	—	(10,328)	(10,328)
Balance as of March 31, 2025	90,452	$9	$1,234,108	$(7,562)	$(1,767,752)	$(541,197)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance as of December 31, 2023	93,467	$9	$1,204,781	$(8,223)	$(1,699,136)	$(502,569)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,765	—	(2,020)	—	—	(2,020)
Issuance of common stock in connection with strategic partnership arrangement	255	—	7,972	—	—	7,972
Repurchases of common stock	(2,364)	—	(80,635)	—	—	(80,635)
Share-based compensation	—	—	80,268	—	—	80,268
Other comprehensive income	—	—	—	3,110	—	3,110
Net loss	—	—	—	—	(28,494)	(28,494)
Balance as of March 31, 2024	93,123	$9	$1,210,366	$(5,113)	$(1,727,630)	$(522,368)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(10,328)	$(28,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,061	56,651
Share-based compensation	77,881	88,168
Amortization of deferred and prepaid sales commission costs	40,789	38,599
Amortization of debt discount and issuance costs	1,131	1,003
Reduction of operating lease right-of-use assets	6,985	5,074
Provision for bad debt	4,437	1,562
Other	(234)	534
Changes in assets and liabilities:
Accounts receivable	698	(8,481)
Deferred and prepaid sales commission costs	(25,236)	(35,937)
Prepaid expenses and other assets	(5,399)	6,397
Accounts payable	38,461	(28,732)
Accrued and other liabilities	(15,997)	(9,935)
Deferred revenue	(13,189)	13,071
Operating lease liabilities	(5,398)	(3,386)
Net cash provided by operating activities	149,662	96,094
Cash flows from investing activities
Purchases of property and equipment	(5,587)	(6,133)
Capitalized internal-use software	(13,899)	(13,276)
Net cash used in investing activities	(19,486)	(19,409)
Cash flows from financing activities
Payments for taxes related to net share settlement of equity awards	(1,904)	(2,020)
Payments for repurchases of common stock	(50,000)	(80,468)
Payments for the settlement of convertible notes	(161,326)	—
Payments for fees on long-term debt	(1,018)	(1,867)
Repayments of principal on long-term debt	(5,000)	(5,000)
Repayments for financing obligations	(633)	(1,224)
Payments for contingent consideration	—	(4,086)
Net cash used in financing activities	(219,881)	(94,665)
Effect of exchange rate changes	1,330	(1,085)
Net decrease in cash, cash equivalents, and restricted cash	(88,375)	(19,065)
Cash, cash equivalents, and restricted cash
Beginning of period	242,811	222,195
End of period	$154,436	$203,130
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$22,931	$23,364
Cash paid for income taxes, net of refunds	$2,304	$4,895
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$5,061	$3,328
Common stock issued in connection with strategic partnership arrangement	$—	$7,972
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
RingCentral, Inc. (the “Company”) is a leading provider of AI-powered business communications, contact center, video, and hybrid event solutions. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.
Basis of Presentation and Consolidation
The Company’s unaudited condensed consolidated financial statements and accompanying notes reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2025. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
The Company’s significant accounting policies are described in Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three months ended March 31, 2025.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, derivative instruments, provision for income taxes, uncertain tax positions, change in the fair value of contingent consideration, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results may differ from these estimates.
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions for the three months ended March 31, 2025 and 2024, and no material amounts payable to or amounts receivable from related parties as of March 31, 2025 and December 31, 2024.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 will have on its financial statement disclosures.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In November 2024, the FASB issued Accounting Standards Update No. 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. This ASU also requires disclosure of the total amount of selling expenses and our definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 will have on its financial statement disclosures.
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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended March 31,
	2025	2024
Primary geographical markets
North America (1)	90%	90%
Others	10	10
Total revenues	100%	100%

(1)Total revenues attributed to the United States were 94% of North America total revenues for each of the three months ended March 31, 2025 and 2024.
The Company derived over 90% of subscription revenues from RingEX and RingCentral contact center solutions for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, RingCentral contact center solutions represented over 10% of total revenues.
Deferred revenue
During the three months ended March 31, 2025, the Company recognized revenue of $162.3 million that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of March 31, 2025 that has not yet been recognized was approximately $2.6 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 53% of this balance over the next 12 months and 47% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $10.9 million and $13.1 million for the three months ended March 31, 2025 and 2024, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash	$149,176	$128,308
Money market funds	5,260	114,503
Total cash and cash equivalents	$154,436	$242,811
As of March 31, 2025 and December 31, 2024, the cash balance for both periods includes $7.4 million in restricted cash, held as a bank deposit for the issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable	$294,991	$300,805
Unbilled accounts receivable	101,837	100,578
Allowance for doubtful accounts	(15,711)	(15,131)
Accounts receivable, net	$381,117	$386,252
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$38,741	$39,858
Inventory	1,170	1,243
Other current assets	25,620	18,343
Total prepaid expenses and other current assets	$65,531	$59,444
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer hardware and software	$260,265	$252,961
Internal-use software development costs	330,125	314,944
Furniture and fixtures	8,457	8,965
Leasehold improvements	10,545	12,367
Total property and equipment, gross	609,392	589,237
Less: accumulated depreciation and amortization	(427,568)	(408,587)
Property and equipment, net	$181,824	$180,650
Total depreciation and amortization expense related to property and equipment was $21.7 million for each of the three months ended March 31, 2025 and 2024, respectively.
A summary of activity of the Company’s carrying value of goodwill during the three months ended March 31, 2025 is presented in the following table (in thousands):

Balance as of December 31, 2024	$82,986
Foreign currency translation adjustments	770
Balance as of March 31, 2025	$83,756

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The carrying values of intangible assets are as follows (in thousands):

		March 31, 2025			December 31, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	3.9 years	$51,631	$27,866	$23,765	$51,312	$25,833	$25,479
Developed technology	1.6 years	779,909	578,506	201,403	779,794	546,747	233,047
Total acquired intangible assets		$831,540	$606,372	$225,168	$831,106	$572,580	$258,526
Amortization expense from acquired intangible assets for the three months ended March 31, 2025 and 2024 was $33.4 million and $34.9 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2025 (remaining)	$100,091
2026	110,988
2027	5,399
2028 onwards	8,690
Total estimated amortization expense	$225,168
Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$50,427	$47,415
Accrued sales, use, and telecom related taxes	49,052	55,699
Accrued marketing and sales commissions	35,670	36,391
Operating lease liabilities, short-term	22,640	20,445
Other accrued expenses	113,079	123,849
Total accrued liabilities	$270,868	$283,799
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $40.8 million and $38.6 million for the three months ended March 31, 2025 and 2024, respectively. There was no impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
Supplier Financing Obligations
The Company has established financing arrangements with certain third-party financial institutions and participating suppliers to be repaid over different terms ranging up to three years. Some of these financing arrangements are collateralized against property and equipment. As of March 31, 2025 and December 31, 2024, the Company’s outstanding financing obligations related to such arrangements included in accrued liabilities and other long-term liabilities were $1.1 million and $1.7 million, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Fair Value of Financial Instruments
The Company measures and reports certain cash equivalents, including money market funds, derivative interest rate swap agreement, and contingent consideration at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
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
The financial instruments carried at fair value were determined using the following inputs (in thousands):

	Fair Value at March 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,260	$5,260	$—	$—
Other assets:
Interest rate swap derivatives	$538	$—	$538	$—
Other long-term liabilities:
Interest rate swap derivatives	$1,857	$—	$1,857	$—
Contingent consideration	$3,000	$—	$—	$3,000

	Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$114,503	$114,503	$—	$—
Other assets:
Interest rate swap derivatives	$2,367	$—	$2,367	$—
Other long-term liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, accrued liabilities and other liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of March 31, 2025, the fair value of the 0% convertible senior notes due 2026 (the “2026 Convertible Notes”) was approximately $580.4 million. The fair value for the 2026 Convertible Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of March 31, 2025, the carrying amount of the $400.0 million term loan (the “Term Loan”) was $365.0 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of March 31, 2025, the fair value of the 8.50% senior notes due 2030 (the “2030 Senior Notes” and, together with the 2026 Convertible Notes, the “Notes”) was approximately $421.6 million. The fair value for the 2030 Senior Notes was

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Fair Value of Derivative Instruments
The Company’s interest rate swap derivative, which is considered as Level 2 in the fair value hierarchy, is valued using a discounted cash flow model that utilizes observable inputs including forward interest rate data at the measurement date.
Fair Value of Contingent Consideration
The contingent consideration as presented in the fair value table above is related to the Company’s acquisition of Hopin in the third quarter of 2023, and represents the future potential earn-out payments based on the achievement of specified performance targets over multiple years, paid quarterly in cash. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation that includes significant unobservable inputs including the discount rate and projected revenues over the earn-out period. This contingent liability was classified as level 3 within the fair value hierarchy. There were no changes in the estimated fair value of the contingent consideration during the three months ended March 31, 2025, compared to December 31, 2024.
Note 5. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	March 31, 2025	December 31, 2024
2030 Senior Notes	August 15, 2030	400,000	400,000
Term Loan under Credit Agreement (1)	February 14, 2028	365,000	370,000
Revolving Credit Facility under Credit Agreement (2)	February 14, 2028	—	—
2026 Convertible Notes	March 15, 2026	609,065	609,065
2025 Convertible Notes (3)	March 1, 2025	—	161,326
Total principal amount		1,374,065	1,540,391
Less: unamortized debt discount and issuance costs on long-term debt		(10,353)	(11,258)
Less: current portion of long-term debt, net (4)		(627,462)	(181,252)
Net carrying amount of long-term debt		$736,250	$1,347,881

(1)The Company has $350.0 million available for drawdown under the Term Loan as of March 31, 2025.
(2)The Company has $225.0 million available for borrowing under the Revolving Credit Facility as of March 31, 2025.
(3)The Company settled the remaining $161.3 million principal of the 2025 Convertible Notes in cash on the original maturity date in March 2025.
(4)As of March 31, 2025, the current portion of long-term debt, net, consists of the $607.5 million net carrying amount of the 2026 Convertible Notes and $20.0 million in expected principal payments due on the Term Loan. The Term Loan requires quarterly principal payments of 1.25% of the $400.0 million principal amount drawn, with balance due at maturity.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the future minimum principal payments for long-term debt as of March 31, 2025 (in thousands):

	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2025 remaining	$—	$15,000	$—	$15,000
2026	609,065	20,000	—	629,065
2027	—	20,000	—	20,000
2028	—	310,000	—	310,000
2029 onwards	—	—	400,000	400,000
Total principal amount	$609,065	$365,000	$400,000	$1,374,065
2030 Senior Notes
In August 2023, the Company issued $400.0 million aggregate principal amount of the 2030 Senior Notes in a private offering. The 2030 Senior Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 8.5% per annum payable semi-annually in arrears on February 15th and August 15th of each year. The 2030 Senior Notes are guaranteed by the Company’s domestic subsidiaries and are subject to certain covenants and redemption provisions outlined in the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”). As of March 31, 2025, the carrying value of the outstanding 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $393.4 million, and the Company was in compliance with all covenants under the Senior Notes Indenture. The effective interest rate on the 2030 Senior Notes was 8.9% as of March 31, 2025.
Credit Agreement
In February 2023, the Company entered into a credit agreement with certain lenders, from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended, the “Credit Agreement”), providing for a $200.0 million revolving credit facility (the “Revolving Credit Facility”) and a $400.0 million Term Loan. In the second quarter of 2023, the Company drew down the initial $400.0 million Term Loan and used the proceeds to repurchase a portion of the Company’s 0% convertible senior notes due 2025 (the “2025 Convertible Notes”). The credit facilities were subsequently amended in 2023 and 2024 to increase the Revolving Credit Facility to $225.0 million and the Term Loan to $750.0 million. The proceeds from the Revolving Credit Facility can be used for working capital and general corporate purposes, while the remaining $350.0 million tranches of the Term Loan can be used to repurchase a portion of the Company’s convertible notes and for working capital and general corporate purposes. The credit facilities are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors. If on any date that is within 91 days prior to the final scheduled maturity date of the 2026 Convertible Notes (defined below), the 2026 Convertible Notes are in an aggregate principal amount outstanding that exceeds an amount equal to 50% of last twelve months EBITDA, calculated as set forth in the Credit Agreement, the maturity date of both the Revolving Credit Facility and Term Loan shall automatically be modified to be such date. As of March 31, 2025, $350.0 million of the Term Loan remains available for draw until March 31, 2026, per the Credit Agreement as amended in the first quarter of 2025. Additionally, the $225.0 million Revolving Credit Facility commitments remain available for draw until February 14, 2028, at which time the commitments will terminate, and all outstanding revolving loans under the facility will be due and payable. The Company will continue to pay a commitment fee on the daily unused amount of the Revolving Credit Facility and a quarterly ticking fee of up to 0.500% per annum on the daily unused amount of the Term Loan commitments until the earlier of the funding of the remaining Term Loan or the end of the Term Loan availability period. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants in the Senior Notes Indenture.
Borrowings under the Credit Agreement bears interest, at the Company’s option, at either: (a) the fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.5% per annum, (iii) an adjusted term Secured Overnight Financing Rate (“SOFR”) determined on the basis of a one-month interest period, plus 1.0% and (iv) 1.0%, in each case, plus a margin of between 0.75% and 2.0%; and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 1.75% and 3.0%. The applicable margin in each case is determined based on the Company’s total net leverage ratio and varies between tranches of Term Loans. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2025, the carrying value of the Term Loan, net of unamortized debt discount and issuance costs, was $362.9 million. As of March 31, 2025, the Company incurred $10.8 million of debt issuance costs in connection with the Credit Agreement, of which $7.5 million was capitalized in the Condensed Consolidated Balance Sheets and amortized primarily using the effective interest rate over the term of the Credit Agreement, while the remaining amount was expensed in the period incurred. As of March 31, 2025, the effective interest rate on the Term Loan was 6.9%. As of March 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.
Convertible Notes
In March 2020, the Company issued $1.0 billion of the 2025 Convertible Notes, and in September 2020, it issued $650.0 million of the 2026 Convertible Notes. In March 2025, the Company repaid the remaining $161.3 million of principal of the 2025 Convertible Notes in cash upon maturity. The 2026 Convertible Notes are senior, unsecured obligations that do not bear regular interest and the principal amount of the 2026 Convertible Notes does not accrete.
As of March 31, 2025, the carrying values of the 2026 Convertible Notes, net of unamortized debt issuance costs, was $607.5 million, and the Company was in compliance with all covenants under the indenture governing the 2026 Convertible Notes (“2026 Convertible Notes Indenture”).
Other Terms of the 2026 Convertible Notes

2026 Convertible Notes
$1,000 principal amount initially convertible into number of the Company’s Class A Common Stock, par value $0.0001	2.3583 shares
Equivalent initial approximate conversion price per share	$424.03
During the three months ended March 31, 2025, the conditions allowing holders of the 2026 Convertible Notes to convert were not met. The 2026 Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in the 2026 Convertible Notes Indenture is satisfied during future measurement periods.
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$14,338	$14,958
Amortization of debt discount and issuance costs	1,131	1,003
Total interest expense related to long-term debt	$15,469	$15,961
Note 6. Derivative Instruments
In May 2023, the Company entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with the Company’s variable rate borrowing program by paying quarterly a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. As of March 31, 2025, the interest rate swap agreement had a notional amount of $365.0 million.
The Company’s interest rate swap agreement is designated as a cash flow hedge under ASC 815, Derivatives and Hedging (“ASC 815”). These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the Company’s variable rate debt. The Company monitors the effectiveness of its hedges on a quarterly basis. The Company does not hold its interest rate swap agreement for trading or speculative purposes. The Company recognizes its interest rate derivative designated as a cash flow hedge on a gross basis as an asset and a liability at fair value in the Condensed Consolidated Balance Sheets. The unrealized gains and losses on the interest rate swap agreement are included in other comprehensive income (loss) and are subsequently recognized in earnings within or against interest expense when the hedged interest payments are accrued.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2025, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months to be approximately $0.5 million. During the three months ended March 31, 2025, the Company reclassified $0.5 million from accumulated other comprehensive loss to earnings as an offset and reduction to interest expense.
Note 7. Business Combinations
On June 21, 2024, the Company acquired certain customer relationships, intellectual property assets, and supporting operations and personnel for Mitel’s MiCloud Connect & Sky UCaaS offerings for a cash consideration of $26.3 million. The transaction was accounted for as a business combination. The preliminary purchase price allocation was based on the estimated fair value of the acquired customer relationships and developed technology intangible assets of $25.3 million and $2.0 million, respectively, net acquired liabilities of $17.8 million, and goodwill of $16.8 million. The amortizable intangible assets have a weighted-average useful life of approximately five years. The goodwill recognized was attributable primarily to the assembled workforce and synergies. Transaction costs related to the acquisition of $3.6 million were expensed as incurred as general and administrative expenses. The Company included the results of operations from the acquisition date, which were not material, in the condensed consolidated financial statements.
Note 8. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of March 31, 2025, non-cancelable leases expire on various dates between 2025 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to six years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2025 and December 31, 2024, the balance sheet components of leases were as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets (1)	$39,918	$46,463

Accrued liabilities	$22,640	$20,445
Operating lease liabilities	22,616	29,733
Total operating lease liabilities	$45,256	$50,178

(1)During the three months ended March 31, 2025, the Company recorded a non-cash impairment charge of $1.3 million related to the abandonment of one of its leased operating facilities.
The supplemental cash flow information related to operating leases for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$6,170	$4,137

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$61	$1,958

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
The following tables summarizes the share repurchase activity of the Company’s Class A Common Stock for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	1,822	$49,964	2,361	$80,347
Amounts for excise tax withholdings and broker’s commissions	—	72	—	288
Total repurchases of common stock	1,822	$50,036	2,361	$80,635

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2025, approximately $218.1 million remained authorized and available under the Company’s share repurchase programs for future share repurchases. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2025 and 2024, the Company included the applicable excise tax withholdings and/or broker’s commissions in additional paid-in capital as part of the cost basis of repurchased stock. A corresponding liability for excise taxes payable was recorded in accrued liabilities on the Condensed Consolidated Balance Sheets.
Note 11. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$6,160	$8,033
Research and development	17,572	19,242
Sales and marketing	35,184	33,915
General and administrative	18,965	26,978
Total share-based compensation expense	$77,881	$88,168
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Employee stock purchase plan rights (“ESPP”)	$1,404	$1,731
Performance stock units (“PSUs”)	10,106	7,001
Restricted stock units (“RSUs”)	66,371	79,436
Total share-based compensation expense	$77,881	$88,168
Equity Incentive Plans
As of March 31, 2025, a total of 18,120,893 shares remained available for grant under the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of March 31, 2025, there was a total of $1.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.1 years. As of March 31, 2025, a total of 7,471,897 shares were available for issuance under the ESPP.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of March 31, 2025, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	8,306	$42.09	$290,799
Granted	743	33.87
Released	(1,620)	48.16
Canceled/Forfeited	(559)	37.21
Outstanding as of March 31, 2025	6,870	$40.17	$170,122
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over three or four years.
As of March 31, 2025, there was a total of $203.7 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.9 years.
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
As of March 31, 2025, there was a total of $13.4 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 0.9 years.
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions. During the three months ended March 31, 2025 and 2024, the Company issued 361,217 and 369,797, respectively, under the employee equity bonus plans. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of March 31, 2025 was approximately $3.9 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Income Taxes
The provision for income taxes was $6.0 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively.
Beginning in 2022, the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017 eliminated the option to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively.
Due to this required capitalization of research and development expenditures, the Company has recorded current U.S. income tax expense of $3.5 million for the three months ended March 31, 2025. The current U.S. income tax provision is primarily for federal and state taxes currently payable that we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, except with respect to the UK deferred tax assets described below, the Company does not believe it is more likely than not that certain net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic net deferred tax assets as of March 31, 2025 and December 31, 2024. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three months ended March 31, 2025, there were no material changes to the total amount of unrecognized tax benefits.
Note 13. Basic and Diluted Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, performance stock units, ESPP, convertible notes, and convertible preferred stock, to the extent dilutive. For the three months ended March 31, 2025 and 2024, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(10,328)	$(28,494)
Denominator
Weighted-average common shares outstanding for basic and diluted net loss per share	91,015	93,142
Basic and diluted net loss per share	$(0.11)	$(0.31)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2025	2024
Shares of common stock issuable under equity incentive plans outstanding	8,085	9,944
Shares of common stock related to convertible preferred stock	743	743
Potential common shares excluded from diluted net loss per share	8,828	10,687

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Pursuant to the terms of the 2026 Convertible Notes Indenture, effective January 1, 2022, the Company made an irrevocable election to, upon conversions of the 2026 Convertible Notes, settle the principal portion of such converted 2026 Convertible Notes only in cash, with the conversion premium to be settled in cash or shares at the Company’s election.
The Company calculates the potential dilutive effect of the 2026 Convertible Notes under the if-converted method. Under this method, only the amounts settled in excess of the principal will be considered in diluted earnings per share, in line with the terms of the 2026 Convertible Notes Indenture.
Note 14. Restructuring Activities
During the three months ended March 31, 2025, the Company incurred restructuring costs of $7.1 million as part of the broader efforts to optimize the Company’s cost structure. The restructuring costs primarily consisted of severance payments, employee benefits and related costs. The Company expects to substantially complete these actions in 2025, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statement of Operations during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$1,535	$561
Research and development	1,694	1,450
Sales and marketing	2,988	2,162
General and administrative	873	409
Total restructuring costs	$7,090	$4,582
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2024	$1,617
Restructuring costs	7,090
Cash payments	(6,704)
Balance as of March 31, 2025	$2,003

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 15. Segment Information
The Chief Executive Officer, who functions as the chief operating decision maker (“CODM”), oversees the Company’s business activities at the consolidated level as a single operating and reportable segment. The factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the CODM. The CODM uses consolidated net income (or loss) and operating margin to evaluate financial performance and make decisions regarding resource allocation, including setting target revenue growth and distributing the budget across cost of revenues, research and development, sales and marketing, and general and administrative expenses.
The following table presents selected financial information for the Company’s single operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$612,056	$584,211
Less:
Share-based compensation expense	77,881	88,168
Deprecation and amortization	55,061	56,651
Other segment items (1)	468,774	450,291
Income (loss) from operations	10,340	(10,899)
Operating margin as % of revenue	1.7%	(1.9)%

Other income (expense), net
Interest expense	(16,115)	(16,254)
Other income (expense) (2)	1,402	1,944
Other income (expense), net	(14,713)	(14,310)
Loss before income taxes	(4,373)	(25,209)
Provision for income taxes	5,955	3,285
Net loss	$(10,328)	$(28,494)

(1)Other segment items mainly consist of personnel costs, third-party commissions, and advertising and marketing costs.
(2)Includes interest income of $1.2 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.
See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.
Refer to Note 2 - Revenue in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about revenue by geographic location.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. As of March 31, 2025 and December 31, 2024, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable. For the three months ended March 31, 2025 and 2024, none of the Company’s customers accounted for more than 10% of the Company’s total revenues or subscription revenues.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of March 31, 2025 and December 31, 2024, approximately 89% and 90% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of March 31, 2025 and December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” included under Part II, Item 1A below.
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
Our multi-product portfolio includes:
•RingEX. RingEX is our AI-powered Unified Communications as a Service platform available in 46 countries and phone number availability in 100 countries, enabling seamless collaboration across voice, messaging, and video.
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
•RingCX is our native next-generation CCaaS solution, delivering an AI-powered customer engagement solution with deep CRM integrations and a broad ecosystem of integrated partner solutions.
•RingCentral Artificial Intelligence Solutions. RingCentral provides multiple AI solutions for RingEX and RingCX designed to improve employee productivity, elevate customer experience and automate routine tasks.
•RingCentral for Microsoft Teams. RingCentral seamlessly embeds into Microsoft Teams, providing reliable, global enterprise-grade phone, SMS, fax, and customer experience solutions—without requiring a Teams Phone license.
•RingCentral Events. RingCentral Events, built on the Hopin Events and Session acquisition, enables businesses to host virtual, hybrid, and in-person events with AI-powered engagement tools.
Our flagship cloud-based offerings, RingEX and RingCX, are subscription based and made available at different rates varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the three months ended March 31, 2025 and 2024, subscriptions revenues accounted for over 90% of our total revenues. The remainder of our revenues are primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.

We use our direct inside sales force and indirect sales channels to market our product and our subscription offerings. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors;
•Global Service Providers and strategic partners who market and sell our RingEX, RingCX or other solutions, including co-branded solutions.
Our revenue has primarily been driven by our flagship RingEX, RingCentral Contact Center, RingCX, and other fees. Our revenue is derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. As of March 31, 2025, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three months ended March 31, 2025 and 2024, the vast majority of our total revenues were generated in the U.S. and Canada.
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
Macroeconomic Conditions and Other Factors
We are subject to risks and exposures caused by the current macroeconomic environment. Macroeconomic factors include persistent inflation, higher interest rates, change in government administrations, supply chain disruptions, the imposition of tariffs and other non-tariff trade barriers, decreased economic output, geopolitical conflict and fluctuations in currency exchange rates, all of which can cause uncertainty. The overall macroeconomic environment may affect buying behavior from our customers, potentially reducing demand for our products and adversely impacting our results. We have in the past and may in the future experience lower upsell and increased downsell of additional RingEX services within our existing base as customers slow hiring and rationalize their employee counts. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations, and overall financial position remains uncertain.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2025 was $211.0 million. As such, our ARR at March 31, 2025 was $2.53 billion compared to $2.37 billion at March 31, 2024.

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
Our key business metrics for the five quarterly periods ended March 31, 2025 were as follows (dollars in billions, except percentages):

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.53	$2.49	$2.48	$2.43	$2.37

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues
Subscriptions	$590,112	$557,487
Other	21,944	26,724
Total revenues	612,056	584,211
Cost of revenues
Subscriptions	153,095	143,650
Other	27,355	26,829
Total cost of revenues	180,450	170,479
Gross profit	431,606	413,732
Operating expenses
Research and development	81,983	80,528
Sales and marketing	274,898	272,730
General and administrative	64,385	71,373
Total operating expenses	421,266	424,631
Income (loss) from operations	10,340	(10,899)
Other income (expense), net
Interest expense	(16,115)	(16,254)
Other income	1,402	1,944
Other expense, net	(14,713)	(14,310)
Loss before income taxes	(4,373)	(25,209)
Provision for income taxes	5,955	3,285
Net loss	$(10,328)	$(28,494)

Percentage of Total Revenues*

	Three Months Ended March 31,
	2025	2024
Revenues
Subscriptions	96%	95%
Other	4	5
Total revenues	100	100
Cost of revenues
Subscriptions	25	25
Other	4	5
Total cost of revenues	29	29
Gross profit	71	71
Operating expenses
Research and development	13	14
Sales and marketing	45	47
General and administrative	11	12
Total operating expenses	69	73
Income (loss) from operations	2	(2)
Other income (expense), net
Interest expense	(3)	(3)
Other income	—	—
Other expense, net	(2)	(2)
Loss before income taxes	(1)	(4)
Provision for income taxes	1	1
Net loss	(2)%	(5)%
* Percentages may not add up due to rounding.
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenues
Subscriptions	$590,112	$557,487	$32,625	6%
Other	21,944	26,724	(4,780)	(18)
Total revenues	$612,056	$584,211	$27,845	5%
Percentage of revenues
Subscriptions	96%	95%
Other	4	5
Total	100%	100%
Subscriptions revenue. Subscriptions revenue increased by $32.6 million, or 6%, for the three months ended March 31, 2025, as compared to the respective prior year period. The increase was due to the acquisition of new customers, sale of new products, upsells of RingEX and additional offerings to our existing customer base. Our sales are derived from our direct and indirect sales channels, including resellers, distributors, strategic partners and global service providers.
Other revenue. Other revenue decreased by $4.8 million, or (18)%, for the three months ended March 31, 2025, as compared to the respective prior year period, primarily due to the timing of performance of professional services.

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
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Cost of revenues
Subscriptions	$153,095	$143,650	$9,445	7%
Other	27,355	26,829	526	2
Total cost of revenues	$180,450	$170,479	$9,971	6%
Gross margins
Subscriptions	74%	74%
Other	(25)%	—%
Total gross margin %	71%	71%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $9.4 million, or 7%, for the three months ended March 31, 2025, as compared to the respective prior year period. The higher cost of subscription revenues was due to a $4.0 million increase in third-party costs to support our solution offerings, a $4.5 million increase in infrastructure support costs, and a $3.0 million increase in personnel and contractor costs. These increases were partially offset by a $2.9 million reduction in the amortization of our intangible assets.
For the three months ended March 31, 2025, as compared to the respective prior year period, our subscription gross margin remained relatively consistent period over period.
Other cost of revenues and gross margin. Cost of other revenues increased by $0.5 million, or 2%, for the three months ended March 31, 2025, as compared to the respective prior year period. Other revenue gross margin fluctuated mainly due to lower transaction price of products.
Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development	$81,983	$80,528	$1,455	2%
Percentage of total revenues	13%	14%
Research and development expenses increased by $1.5 million, or 2%, for the three months ended March 31, 2025, as compared to the respective prior year period, driven by an increase in overhead costs.
We believe that investment in our products is important for our future growth, and our research and development expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Sales and marketing	$274,898	$272,730	$2,168	1%
Percentage of total revenues	45%	47%

Sales and marketing expenses increased by $2.2 million, or 1%, for the three months ended March 31, 2025, as compared to the respective prior year period. This increase was driven by a $8.1 million increase in third-party commissions, partially offset by a $3.4 million decrease in personnel and contractor costs due to headcount reductions, and a $1.7 million decline in advertising and marketing costs driven by disciplined spending.
We expect to incur incremental sales and marketing expenses to support our growth while driving cost efficiencies by further optimizing our go-to-market strategies.
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
General and administrative	$64,385	$71,373	$(6,988)	(10)%
Percentage of total revenues	11%	12%
General and administrative expenses decreased by $7.0 million, or (10)%, for the three months ended March 31, 2025, as compared to the respective prior year period. This decrease was primarily driven by an $8.0 million reduction in share-based compensation due to disciplined new grant activity.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we continue to realign our hiring strategies and rationalize our discretionary spending.
Other Expense, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Interest expense	$(16,115)	$(16,254)	$139	(1)%
Other income	1,402	1,944	(542)	(28)%
Other expense, net	$(14,713)	$(14,310)	$(403)	nm
*nm – not meaningful
Interest expense. Interest expense decreased by $0.1 million, or (1)%, for the three months ended March 31, 2025, as compared to the respective prior year period. This decline was primarily driven by a reduction in our outstanding Term Loan balance due to quarterly principal repayments.
Other income. Other income decreased by $0.5 million, or (28)%, for the three months ended March 31, 2025, as compared to the respective prior year primarily driven by a decrease in interest income from our investments as a result of lower cash balances held in money market funds.
Other income and expense, net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, and fluctuations in currency exchange rates in the current macroeconomic environment.
Net Loss
Net loss decreased by $18.2 million for the three months ended March 31, 2025, as compared to the respective prior year period. This improvement was largely due to a $21.2 million reduction in loss from operations, driven by higher subscription revenues and lower operating expenses as a percentage of total revenue. The reduction in operating expenses reflects ongoing disciplined spending, including a $10.3 million reduction in share-based compensation.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also have access to additional liquidity from our Term Loan and Revolving Credit Facility. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $154.4 million and $242.8 million, respectively. These amounts include $7.4 million in restricted cash for both periods, held as a bank deposit for issuance of a foreign bank guarantee.
Under our share repurchase programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. During the three months ended March 31, 2025, we repurchased and settled approximately 1.8 million shares of our Class A Common Stock, by paying an aggregate amount of approximately $50.0 million under the plans previously authorized by our board of directors. In February 2025, our board of directors authorized an incremental $100.0 million share repurchase, subject to certain limitations. The authorization does not expire. As of March 31, 2025, approximately $218.1 million remained authorized and available under our share repurchase programs for future share repurchases. Refer to Note 10, Stockholders’ Deficit in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The following table sets forth the future minimum principal payments for long-term debt as of March 31, 2025 (in thousands):

	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2025 remaining	$—	$15,000	$—	$15,000
2026	609,065	20,000	—	629,065
2027	—	20,000	—	20,000
2028	—	310,000	—	310,000
2029 onwards	—	—	400,000	400,000
Total principal amount	$609,065	$365,000	$400,000	$1,374,065

In March 2025, the Company repaid the remaining $161.3 million of the 2025 Convertible Notes upon maturity using cash and cash equivalents. We have access to additional liquidity of $350.0 million available under our delayed draw-down Term Loan and $225.0 million available under our Revolving Credit Facility. Refer to Note 5, Long-Term Debt, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement, the 2030 Senior Notes, and the 2026 Convertible Notes. We were in compliance with all debt covenants as of March 31, 2025. We believe that cash flows from our operations, combined with $350.0 million of incremental capacity on our Term Loan and $225.0 million on our Revolving Credit Facility, as well as our ability to raise cash through additional financing, will provide adequate liquidity to extinguish our 2026 Convertible Notes on a timely basis as contractually required.
We believe that cash flows from our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, operating expenses, and capital equipment required to support our headcount and in support of our co-location data center facilities, our interest payments for both our Term Loan and 2030 Senior Notes, and the repayment of our 2026 Convertible Notes. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt. We may from time to time seek to refinance certain of our outstanding debt through issuances of new notes or convertible debt, term loans, exchange transactions or debt repurchases. Such issuances, exchanges or repurchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. Refer to risk factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for discussion of risks relating to our liquidity and capital resources.
    The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$149,662	$96,094
Net cash used in investing activities	(19,486)	(19,409)
Net cash used in financing activities	(219,881)	(94,665)
Effect of exchange rate changes	1,330	(1,085)
Net decrease in cash and cash equivalents	$(88,375)	$(19,065)
Net Cash Provided By Operating Activities
Cash provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, sales, marketing, innovation and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $149.7 million for the three months ended March 31, 2025. The cash flow from operating activities was driven by timing of cash receipts from customers and global service providers, offset by cash payments for personnel-related costs and payments to vendors along with interest payments on our debt obligations. The improvement also reflects a $21.2 million reduction in loss from operations, driven by higher subscription revenues and lower operating expenses as a percentage of total revenue.
Net cash provided by operating activities for the three months ended March 31, 2025 increased by $53.6 million, as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections.

Net Cash Used In Investing Activities
Our primary investing activities consist of our capital expenditures and expenditures for internal-use software, business acquisitions, and cash paid for intellectual property assets.
Net cash used in investing activities was $19.5 million for the three months ended March 31, 2025, driven by capital expenditures, which included personnel-related costs associated with the development of internal-use software.
Net cash used in investing activities for the three months ended March 31, 2025 increased by $0.1 million, as compared to the respective prior year period, due to capital expenditures, including personnel-related costs associated for the development of internal-use software.
Net Cash Used In Financing Activities
Our primary financing activities include utilizing cash to repurchase Class A Common Stock under our share repurchase programs, servicing and repaying debt, paying contingent consideration, proceeds from issuance under our stock plans, paying taxes related to these plans, and meeting our existing financing commitments.
Net cash used in financing activities was $219.9 million for the three months ended March 31, 2025. This was primarily driven by the cash settlement of $161.3 million upon the maturity of our 2025 Convertible Notes and $50.0 million to repurchase and retire approximately 1.8 million shares of Class A Common Stock under our share repurchase program. Additionally, other cash outflows included $6.0 million for debt service costs and repayments, $1.9 million for taxes associated with our stock plans, and $0.6 million to fulfill our existing financing commitments.
Net cash used in financing activities for the three months ended March 31, 2025 increased by $125.2 million, as compared to the respective prior year period. This increase was driven by a cash outflow of $161.3 million related to the cash settlement of our 2025 Convertible Notes. This was partially offset by a $30.5 million decrease in payments for the repurchase and retirement of our Class A Common Stock, a $4.1 million decrease in contingent consideration payments, and a $0.8 million decrease in debt service costs and repayments.
Non-GAAP Free Cash Flow
To supplement our statements of cash flows presented on a U.S. GAAP basis, we use a non-GAAP measure of cash flows to analyze cash flow generated from our operations. We define free cash flow, a non-GAAP financial measure, as U.S. GAAP net cash provided by (used in) operating activities adjusted for capitalized expenditures that include purchases of property and equipment and capitalized internal-use software. We believe information regarding free cash flow provides useful information to management and investors in understanding the strength of liquidity and available cash. A limitation of the use of free cash flow is that it does not represent the total increase or decrease in our cash balance for the period. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations, and should be considered alongside our other U.S. GAAP-based financial liquidity performance measures, such as net cash provided by operating activities and our other U.S. GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable U.S. GAAP measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$149,662	$96,094
Capitalized expenditures	(19,486)	(19,409)
Non-GAAP free cash flow	$130,176	$76,685

Remaining Performance Obligations
We have generally signed new customer contracts with typical subscription terms ranging from one month to five years. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute our remaining performance obligations. Until we meet our performance obligations, we do not recognize them as revenues in our condensed consolidated financial statements. Our remaining performance obligations exclude contracts with an original expected length of less than one year. Contract revenue as of March 31, 2025 that has not yet been recognized was approximately $2.6 billion.
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
Contractual Obligations and Commitments
Except as set forth below, and in Notes 3, 5, 8 and 9 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2025 and 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, derivative instruments, provision for income taxes, uncertain tax positions, change in the fair value of contingent consideration, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results may differ from these estimates.

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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three months ended March 31, 2025, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of March 31, 2025, we had cash and cash equivalents of $154.4 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three months ended March 31, 2025, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of March 31, 2025, we had $609.1 million outstanding from our 2026 Convertible Notes. We carry the 2026 Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The 2026 Convertible Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the 2026 Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate 2026 Convertible Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the 2026 Convertible Notes are affected by our stock price. The fair value of the 2026 Convertible Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decrease in value.
As of March 31, 2025, we had no amounts outstanding under our Revolving Credit Facility and $365.0 million principal outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement bears interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. Our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of March 31, 2025, we had $400.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of our 2030 Senior Notes are exposed to interest rate risk. Generally, the fair value of the 2030 Senior Notes will increase as interest rates fall and decrease as interest rates rise.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Servicing our debt, including the Notes and Credit Agreement, may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise the funds necessary to settle conversions of the 2026 Convertible Notes in cash, repurchases of the Notes as required following a fundamental change or change of control, as applicable, or to repay all of our indebtedness at maturity.
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
In order to achieve net income in the future, we will need to do one or more of the following: increase our revenues, manage our cost structure, and/or avoid significant liabilities. Revenue growth has slowed and in the future, revenues may decline, or we may incur significant losses for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in customer demand or the growth of the markets in which we compete, in particular the UCaaS, CCaaS and software-as-a-service (“SaaS”) markets, shifts in our product mix, or if we fail for any reason to continue to capitalize on growth opportunities, including those related to our AI-based initiatives. For example, as we prioritize our RingCX solution, we expect a near-term headwind to revenue growth but higher profitability in the future. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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
•our ability to effectively manage our growth, achieve net income profitability, and generate and grow our U.S. GAAP operating cash flow and non-GAAP free cash flow;
•our ability to successfully penetrate the market for larger businesses and key verticals;
•our ability to upsell our customers to our existing and new products and services;
•our ability to limit and manage down sell and churn;
•our dependency on third-party vendors and competitors of AI, hardware, software and services that we resell to our customers, in particular, NICE Ltd. (“NICE”) and Zoom Communications, Inc. (“Zoom”), and our ability to effectively offer customers an alternate solution;
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
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including the ongoing conflicts in the Middle East, any potential worsening or expansion of these or other conflicts and wars, the imposition of tariffs and other non-tariff trade barriers, and U.S.-China relations.
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice, video communications, messaging and contact center solutions by businesses, as compared to email and other data-based methods. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. Currently, we derive a majority of our revenues from subscriptions to RingEX (formerly RingCentral MVP), and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality, such as RingCX, RingSense and RingCentral Events that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. For example, we and our peers and competitors continue to invest significantly in AI (including machine learning and large language models). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products, such as our AI-powered product, RingSense, will enhance or be beneficial to our business. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to compete effectively, renew our subscriptions with existing customers, increase our subscription revenues from our existing customers, and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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
Customer turnover, as well as reductions in the number of users or pricing tier(s) for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to renew and upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our services, including third-party services and products that we integrate or sell as separate items to our customers, the value proposition of our services, the pricing of our services relative to similar services of our competitors, the customer support we provide, or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints. In addition, the impact of global economic conditions, including concerns about heightened inflation, fluctuating interest rates, the imposition of tariffs and other non-tariff trade barriers, and any economic downturn, could cause financial hardship for our customers, decrease technology spending, materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, cause our customers to seek a decrease in the number of users or solutions for which they subscribe, or impact our ability to collect, in a timely manner, monies due from the customer. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing in their own businesses, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, or do not pay their subscription fees, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to compensate for this higher turnover by increasing the number of new customers or upselling existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
The success of our activities is affected by general economic and political conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability, changes in laws, foreign currency exchange rates, and trade barriers and sanctions. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. A significant portion of our revenues comes from small and medium-sized businesses, which have been, and may continue to be, adversely affected by the macroeconomic conditions and uncertainties to a greater extent than larger enterprises with greater financial resources. Unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years and/or may have elasticity clauses, our profitability could be negatively affected. For example, uncertainty as to the impact of the imposition of tariffs on certain countries by the current U.S. administration, as well as any potential retaliatory measures by impacted trade partners, could adversely impact trade relations, result in higher costs and thereby decrease the purchasing power of our customers, which could put increased pressure on supply chains and create general market instability. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers. Geopolitical conflicts, including the effects of the ongoing conflicts in the Middle East, any potential worsening or expansion of these conflicts and wars, and U.S.-China relations, are heightening these risks.
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
The cloud-based business communications and collaboration solutions industry is highly competitive. We face intense competition from other providers of UCaaS, CCaaS, Communications Platform as a Service (“CPaaS”), messaging, video, fax, virtual events, AI (including quality management, sales assistant and other AI driven functionalities), virtual assistant, work-force management/optimization and other communication products and services. Our competitors include traditional on-premises, hardware business communications providers, cloud, hybrid and hosted communications providers, GSPs and each of their channel partners, resellers, distributors and agents who offer proprietary or other third-party cloud business communications products and services. As a result, several of the companies with whom we have commercial relationships, such as our GSPs, OEM resellers, and channel partners, also offer, market and sell competing products and services.
Our competitors include but are not limited to: 8x8, Inc., Dialpad, Inc., LogMeIn, Inc., Microsoft Corporation, Nextiva, Inc., Twilio Inc., Ericsson, Zoom, Amazon.com, Inc., AT&T Inc., BT Group plc, TELUS Corporation, Vodafone Group Plc, Deutsche Telekom, Avaya LLC, Mitel Networks Corporation, Cisco Systems, Inc., Alphabet Inc., Meta Platforms, Inc., Oracle Corporation, and Salesforce Inc., Five9, Inc., NICE (including LiveVox Holdings, Inc.), Genesys Telecommunications Laboratories, Inc., Talkdesk, Inc., Verint Systems Inc., Calabrio, Inc., yellow.ai, ON24, Inc., Cvent Holding Corp., Gong.io Inc., Alianza, Inc., and Outreach Corporation.
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
Our future success also depends on our ability to continue to attract and retain highly skilled personnel. Despite many recent layoffs in the technology industry and at the company, we believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where we have an office and where a significant portion of our U.S. sales, customer support and our network operations are located, and in other locations where we have employees. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. Similar risks exist with respect to immigration regulations in other countries where we operate, may operate in the future or have employees or contractors. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel.
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
We currently serve our North American customers from geographically disparate data center hosting facilities in North America, where we lease space from Equinix, Inc., and other providers, and we serve our European customers from third-party data center hosting facilities in Europe. We also use third-party co-location facilities located in various international regions to serve our customers in these regions. Certain of our solutions are hosted by third-party data center facilities including Amazon Web Services, Inc. and Google Cloud Platform. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. We also resell third-party products and services, in particular, solutions from NICE and Zoom and, any interruptions of their service may impact our customers. In addition, our services may have or be prone to errors, defects, or bugs that could result in unanticipated interruptions of service. For example, in January 2025, we experienced an interruption in service due to an internal system error that impacted our customers for a limited number of hours, and we may in the future experience interruptions that impact our customers. Interruptions in our subscriptions have in the past and may in the future reduce our revenues, require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new and retain existing customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.
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
We currently require a substantial number of our employees to work in one of our offices, nevertheless, we have implemented remote working protocols and offer work-issued devices to substantially all employees, whether working in an office or remotely. Actions of employees while working remotely may have significant effects on the security of our infrastructure, networks, and the information we process, such as by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store information outside of our network. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability to or expose us to security threats, such as ransomware or other malware and phishing attacks, and we may remain responsible for or otherwise face liability in connection with unauthorized access to, loss, unavailability alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain. Additionally, political and geopolitical uncertainty and actions, such as the conflicts in the Middle East, may create heightened risks to us and our vendors, business partners, and consultants of cyber-attacks from nation-state actors or their affiliated entities, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain (including our software supply chain), continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts, or those of our suppliers, have been or will be successful.
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
Laws, regulations, and enforcement activities relating to security and privacy continue to evolve. For example, in 2023, the SEC adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. Additionally, the EU has implemented new and revised laws and regulations relating to cybersecurity. For example, the Digital Operational Resiliency Act went into effect on January 17, 2025. It aims to establish a universal framework for managing and mitigating information and communication technology risk that will apply to financial-sector entities and their third-party cloud service providers.
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
We have incorporated a number of AI-powered features, including RingSense, into our solutions. We use internally developed and third-party developed machine learning and AI technologies and we are making further investments in expanding our AI capabilities. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving legal and regulatory landscape. The successful integration of new and emerging AI technologies, such as generative AI, automated speech recognition, text-to-speech and natural language processing into our platforms and solutions will require additional investment, and the development of new approaches and processes, which will be costly and increase our expenses.
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
We currently use and/or provide third-party technology and integrations from Zoom, NICE, Bandwidth.com, Inc., Microsoft Corporation and other companies to provide some of our solutions to our customers, including video, contact center and SMS solutions. We use, or in the future, may use and rely on technologies of other third-parties to deliver features and functionalities. We cannot assure you that we will be able to renew our agreements with any of these third-party providers and any of these service providers could elect or attempt to stop providing us with access to their services. In addition, these third-party providers may terminate or breach their contracts with us, or allow these contracts to expire. If any of these service providers cease to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, it could have a material adverse effect on our business and results of operations. Our inability to continue to offer these third-party solutions to our customers and/or our inability to effectively offer or migrate these customers to our own alternative or other third-party alternative solutions may have a material adverse effect on our business, results of operations and financial condition.
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

U.S. mobile carriers are now requiring businesses using SMS on over-the-top providers, including all CPaaS and UCaaS providers, such as RingCentral, to register with TCR, to ensure text messages are compliant with wireless carrier guidelines, as well as to reduce spam. These new rules affect our customers, and we have built integrations with TCR to facilitate registrations for our customers. TCR registration and related vetting can be cumbersome and costly and may cause customer churn, especially for SMB customers that have more limited person-to-person SMS needs. Additionally, SMS aggregators and wireless carriers sometimes block legitimate SMS traffic without prior notice, which may negatively impact our customers. Bandwidth.com, Inc., RingCentral’s SMS aggregator, currently blocks any and all SMS sent by phone numbers that have not been registered with TCR and associated with an approved messaging campaign. Despite our ongoing efforts to minimize the impact on our customers, our potential inability to provide SMS to affected customers may have a material adverse effect on our business, results of operations and financial condition.
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
Our corporate headquarters and other offices and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in the U.S. (including in the state of California), Spain, Georgia, Bulgaria, and several countries in Asia, including China, the Philippines, India, and Australia. Many of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes and typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war (including ongoing geopolitical tensions related to the ongoing conflicts in the Middle East), political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters or geopolitical conflicts were to occur or worsen, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
We also rely on purchased or leased hardware and software licensed from third parties, in particular, NICE and Zoom, in order to offer our subscriptions, and in some cases, we integrate third-party licensed software components into our platform. Any errors or defects in third-party hardware or software could result in errors or a failure of our subscriptions which could harm our business.
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
We rely on a limited number of suppliers to provide phones that we offer for sale to our customers that use our services, and we rely on a limited number of fulfillment agents to configure and deliver the phones that we sell to our customers. Accordingly, we could be adversely affected if such third parties fail to maintain competitive phones or configuration services or fail to continue to make them available on attractive terms, or at all. Further, our vendor-supplied phones have lead times of up to several months for delivery to our fulfillment agents and are built to forecasts that may be imprecise. We may, from time to time, have either excess or insufficient product inventory.
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
Federal Regulation
RingCentral’s voice products are regulated by the Federal Communications Commission (“FCC”) as interconnected VoIP services, and RingCentral provides other communications services, such as videoconferencing and fax, that may also be subject to FCC regulation. As a communications service provider, we are subject to existing or potential FCC regulations relating to privacy and data protection, disability access, porting of numbers, cooperation with law enforcement, emergency dialing, wiretapping, outage reporting, call authentication, anti-fraud measures, robocalling and robotexting and junk faxes, Federal Universal Service Fund (“USF”) contributions, and other requirements and regulations. The FCC reclassification of our interconnected VoIP services as Telecommunications Services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to enforcement actions, fines, loss of authorizations, and possibly restrictions on our ability to provide our services. Any enforcement action by the FCC, which may be a public process, could result in significant fines, hurt our reputation in the industry, and/or have a material adverse impact on our revenues. In some cases, actions by our customers could result in liability for RingCentral under FCC, FTC, and/or state laws or regulations, either through enforcement by regulatory agencies, state attorneys general, or through private actions.
State Regulation
State regulation of our interconnected VoIP services is generally preempted by the FCC. RingCentral’s interconnected VoIP services are considered to be nomadic, because they can be used from any broadband connection. However, a number of states, including California, require us to register as a VoIP provider, contribute to state USF, assess and remit state and local telecom fees, and pay other surcharges and annual fees that fund various state programs. Where permitted, we may pass these fees and surcharges onto our customers, which may result in our subscriptions becoming more expensive or require us to absorb these costs. Additionally, we may be subject to state laws and regulations relating to privacy and data protection, disability access, emergency dialing, wiretapping, outage reporting, and other requirements and regulations. Failure to comply with any current or future state regulations that apply to our business could result in substantial fines and penalties and could harm our business.
International Regulation
RingCentral provides communications services in over forty countries. We are subject to foreign laws and regulations relating to communications, digital services, call authentication, wiretapping, metering and billing, consumer protection, data protection, security, AI, emergency calling, anti-fraud measures, and other requirements. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to provide service in certain markets. Some jurisdictions restrict the resale of certain communications services, which may impact our go-to-market strategy and affect our revenues. Failure to comply with any current or future foreign laws or regulations that apply to our business, could result in substantial fines and penalties, cause us to have to restructure our product offerings, exit certain markets, or raise the price of our products, and could harm our business.

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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. As of March 31, 2025, our intellectual property portfolio included 484 issued patents, including patents acquired from strategic partnership transactions, which expire between 2025 and 2043. As of March 31, 2025, we also had 78 patent applications pending examination in the U.S. and 26 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be invalidated or may be circumvented by others. Further, we have in the past and may in the future "prune" our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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
We use open source software in our platform on which we deliver our services. While we use tools designed to help us monitor and comply with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software. There is a risk that the owners of the copyrights in such software may claim that such licenses impose unanticipated conditions or restrictions on our ability to provide our services. If such owners prevail in such claim, we could be required to make the source code for our proprietary software (which contains our valuable trade secrets) generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our subscriptions, to re-engineer our technology, or to discontinue offering our subscriptions in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could cause us to discontinue offering our products, harm our reputation, result in customer losses or claims, increase our costs, or otherwise materially and adversely affect our business and results of operations.
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
Servicing our debt, including the Notes and the Credit Agreement, may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise the funds necessary to settle conversions of the 2026 Convertible Notes in cash, repurchases of the Notes as required following a fundamental change or change of control, as applicable, or to repay all of our indebtedness at maturity.
As of March 31, 2025, we had $609.1 million principal amount of our 0% convertible senior notes due 2026 (the “2026 Convertible Notes”) outstanding and $400.0 million principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes” and, together with the 2026 Convertible Notes, the “Notes”) outstanding. As of March 31, 2025, we had no amounts outstanding under our Revolving Credit Facility and $365.0 million principal outstanding under our Term Loan. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, as amended, including up to $225.0 million under our existing Revolving Credit Facility, and up to $350.0 million of Term Loan commitments available for draw until March 31, 2026.
The 2026 Convertible Notes contain a conversion feature that allows holders to convert their 2026 Convertible Notes into shares of our Class A Common Stock as set forth in the indenture governing our 2026 Convertible Notes (the “2026 Convertible Notes Indenture”). In the event the conditional conversion feature of the 2026 Convertible Notes is triggered, holders of the 2026 Convertible Notes will be entitled under the 2026 Convertible Notes Indenture to convert such 2026 Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Convertible Notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
In addition, holders of the Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change or change of control, as applicable, before the applicable maturity date at a repurchase price as set forth in the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”) or the 2026 Convertible Notes Indenture, as applicable, plus any accrued and unpaid interest or special interest thereon, if any, as set forth in the applicable Notes Indenture. In addition, upon conversion of the 2026 Convertible Notes, we will be required to make cash payments in respect of such 2026 Convertible Notes being converted, as set forth in the 2026 Convertible Notes Indenture. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed or repurchased, as applicable. However, even though we entered into the Credit Agreement, we cannot assure you that we will have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to (i) such 2026 Convertible Notes being converted or (ii) such series of Notes at their respective maturity.
Our ability to make required cash payments in connection with conversions of the 2026 Convertible Notes, repurchases of the Notes as required following a fundamental change or change of control, as applicable, to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes and any amounts borrowed under the Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, if expectations around our ability to effectively manage and repay our debt obligations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline. The Credit Agreement and the Senior Notes Indenture also contain, and any of our future debt agreements may also contain, restrictive covenants that may prohibit us from adopting some or any of these alternatives. For example, the Senior Notes Indenture contains restrictive covenants that may limit our ability, and the ability of our subsidiary guarantors, to, among other things, create liens on certain assets to secure debt, grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2030 Senior Notes, and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, and the Credit Agreement contains negative covenants that restrict our and our subsidiaries’ ability to incur indebtedness, create liens, make investments, dispose of assets and make certain restricted payments. Our failure to comply with these covenants could result in an event of default under our indebtedness which, if not cured or waived, could result in the acceleration of our debt and termination of the commitments under the Credit Agreement.

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
On February 14, 2023, we entered into a Credit Agreement among us, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended, the “Credit Agreement”). As of March 31, 2025, we had no amounts outstanding under our Revolving Credit Facility, $365.0 million principal outstanding under our Term Loan, and $350.0 million of Term Loan Commitments available for draw until March 31, 2026. Any drawdown under the Credit Agreement is subject to compliance with the restrictive covenants contained in the Senior Notes Indenture.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of March 31, 2025, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may elect to terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the Notes. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. Refer to Note 5 – Long-Term Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
Our Class B Common Stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of March 31, 2025, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 55% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the dual class structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Our board of directors has authorized a share repurchase program. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash. Under this program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. This program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. During the three months ended March 31, 2025, we repurchased approximately $50.0 million of our Class A Common Stock under this program. The timing and number of any future shares repurchased under this program will be determined by our management and will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review this program periodically and may authorize adjustments of its terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. This program could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. This program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, certain jurisdictions, such as Canada, the United Kingdom and France, have enacted a digital services tax on revenues derived from digital activities in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws in the future, including in response to new or additional U.S. tariffs or taxes. Further, the United States introduced a 1% excise tax on stock buybacks, which could increase the cost to us of implementing our share repurchase programs or repurchasing our Series A Convertible Preferred Stock, and a 15% alternative minimum tax on adjusted financial statement income.
Many countries, including the United States, and organizations such as the Organisation for Economic Cooperation and Development (the “OECD”) are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. For example, in 2021, the OECD announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from the digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules (“Pillar Two”) that provide for a global minimum tax rate of 15% for certain large multinational companies. Pillar Two has been implemented into the domestic laws of the European Union (the “EU”) Member States, among other jurisdictions, and is being considered for implementation by other countries. The Pillar Two legislative changes, when enacted by various countries in which we do business, are not anticipated to have a material impact on our tax liabilities. In addition, the U.S. has withdrawn support for Pillar Two and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. We will continue to monitor legislative and regulatory developments to assess the potential impacts that Pillar Two and any retaliatory taxes or actions may have on our business, operating results and financial condition. Any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.
We may be subject to liabilities on past sales for taxes, surcharges, and fees and our operating results may be harmed if we are required to collect such amounts in jurisdictions where we have not historically done so.
We believe we collect state and local sales taxes and use, excise, utility user, and ad valorem taxes, fees, or surcharges in all relevant jurisdictions in which we generate sales, based on our understanding of the applicable laws in those jurisdictions. Such taxes, fees and surcharge laws and rates vary greatly by jurisdiction, and the application of such taxes to e-commerce businesses, such as ours, is complex and continuing to develop. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees, and surcharges for sales made over the Internet, and after the U.S. Supreme Court’s ruling in South Dakota v. Wayfair, U.S. states may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents, which may permit wider enforcement of sales tax collection requirements. Therefore, the application of existing or future laws relating to indirect taxes to our business, or the audit of our business and operations with respect to such taxes or challenges of our positions by taxing authorities, could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. Further, we have in the past and may in the future be audited by federal, state, and local tax authorities which could lead to liabilities for past unpaid taxes, fines, and penalties.

We may be unable to use some or all of our net operating loss and research credit carryforwards, which could materially and adversely affect our reported financial condition and results of operations.
As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) of $1.4 billion, which does not expire. Additionally, we have state NOLs of $1.2 billion that began to expire in 2024. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these NOLs and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our reported financial condition and results of operations.
In addition to the potential carryforward limitations described above, under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), as amended, our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. In addition, in June 2024, California enacted legislation that limits the use of NOLs and tax credits for taxable years beginning on or after January 1, 2024, and before January 1, 2027, which may adversely affect our company if it earns taxable income in the impacted tax years.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended March 31, 2025 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
Balance as of December 31, 2024				$168,113
January 1, 2025 to January 31, 2025	—	$—	—	168,113
Authorization of additional share repurchase program	—	$—	—	100,000
February 1, 2025 to February 28, 2025	174,550	$28.60	174,550	263,121
March 1, 2025 to March 31, 2025	1,647,322	$27.33	1,647,322	218,150
Balance as of March 31, 2025	1,821,872		1,821,872	$218,150
(1)In February 2025, our board of directors authorized an incremental $100.0 million share repurchase, subject to certain limitations. The authorizations under these programs do not expire. Refer to Note 10, Stockholders’ Deficit in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officers adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On March 13, 2025, Vladimir Shmunis, our Chairman and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 331,122 shares of Class A common stock expected to be received upon vesting of outstanding RSUs and PSUs (the “March 2025 Trading Plan”). The number of shares that may be sold under the March 2025 Trading Plan may also be increased by the number of shares of Class A common stock, if any (not yet determinable), that are awarded to Mr. Shmunis under the Company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the March 2025 Trading Plan will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The March 2025 Trading Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The March 2025 Trading Plan goes into effect, with respect to any potential trading activity, following the expiration of Mr. Shmunis’ current 10b5-1 trading arrangement, which was entered into on March 15, 2023 (the “March 2023 Trading Plan”), and the duration of the trading arrangement is until March 31, 2026 or earlier if all transactions under the trading arrangement are completed. The March 2025 Trading Plan does not modify or terminate the March 2023 Trading Plan in any respect and the timing of any trading activity under the two plans does not overlap.
The March 2023 Trading Plan provides for the sale from time to time of up to 213,721 shares of Class A common stock. The number of shares that may be sold under the March 2023 Trading Plan includes shares of Class A common stock that are awarded to Mr. Shmunis under the Company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the March 2023 Trading Plan will be reduced by the number of shares (not yet fully determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The March 2023 Trading Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 30, 2025 or earlier if all transactions under the trading arrangement are completed.
On March 14, 2025, Kira Makagon, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 185,305 shares of Class A common stock. The number of shares that may be sold under the trading arrangement may also be increased by the number of shares of the company’s Class A common stock, if any (not yet determinable) that are awarded to Ms. Makagon under the company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2026 or earlier if all transactions under the trading arrangement are completed.
On March 14, 2025, Tarun Arora, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 43,247 shares of Class A common stock. The number of shares that may be sold under the trading arrangement may also be increased by the number of shares of the company’s Class A common stock, if any (not yet determinable) that are awarded to Mr. Arora under the company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 18, 2026 or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1+	Amended and Restated Offer Letter by and between the Registrant and Kira Makagon, dated May 7, 2025.	Filed herewith
10.2	Fifth Amendment to Credit Agreement, dated as of March 27, 2025, among RingCentral, Inc., the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent and as collateral agent.	8-K	10.1	3/27/2025
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101
The following financial information from RingCentral Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

RingCentral, Inc.

Date: May 8, 2025	By:	/s/ Abhey Lamba
Abhey Lamba
Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2025	By:	/s/ Tarun Arora
Tarun Arora
Chief Accounting Officer (Principal Accounting Officer)