Form 10-Q
period 2025-06-30
RingCentral, Inc.
filed 2025-08-07
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of July 28, 2025, there were 80,738,182 shares of Class A Common Stock issued and outstanding and 9,804,538 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$168,113	$242,811
Accounts receivable, net	391,151	386,252
Deferred and prepaid sales commission costs	176,099	182,615
Prepaid expenses and other current assets	64,890	59,444
Total current assets	800,253	871,122
Property and equipment, net	184,606	180,650
Operating lease right-of-use assets	37,128	46,463
Deferred and prepaid sales commission costs, non-current	293,543	325,198
Goodwill	85,482	82,986
Acquired intangibles, net	191,797	258,526
Other assets	12,650	14,928
Total assets	$1,605,459	$1,779,873
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$65,467	$21,866
Accrued liabilities	276,750	283,799
Current portion of long-term debt, net	627,880	181,252
Deferred revenue	262,993	261,882
Total current liabilities	1,233,090	748,799
Long-term debt, net	632,903	1,347,881
Operating lease liabilities	19,336	29,733
Other long-term liabilities	7,268	4,930
Total liabilities	1,892,597	2,131,343

Commitments and contingencies (Note 8)
Series A convertible preferred stock	199,449	199,449

Stockholders’ deficit
Common stock	9	9
Additional paid-in capital	1,265,365	1,215,377
Accumulated other comprehensive income (loss)	2,598	(8,881)
Accumulated deficit	(1,754,559)	(1,757,424)
Total stockholders’ deficit	(486,587)	(550,919)
Total liabilities, temporary equity and stockholders’ deficit	$1,605,459	$1,779,873
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Subscriptions	$598,728	$567,058	$1,188,840	$1,124,545
Other	21,670	25,849	43,614	52,573
Total revenues	620,398	592,907	1,232,454	1,177,118
Cost of revenues
Subscriptions	150,788	148,107	303,883	291,757
Other	28,162	28,563	55,517	55,392
Total cost of revenues	178,950	176,670	359,400	347,149
Gross profit	441,448	416,237	873,054	829,969
Operating expenses
Research and development	77,539	79,750	159,522	160,278
Sales and marketing	263,585	269,487	538,483	542,217
General and administrative	63,361	72,359	127,746	143,732
Total operating expenses	404,485	421,596	825,751	846,227
Income (loss) from operations	36,963	(5,359)	47,303	(16,258)
Other income (expense), net
Interest expense	(16,466)	(16,021)	(32,581)	(32,275)
Other income (expense)	(4,820)	9,803	(3,418)	11,747
Other expense, net	(21,286)	(6,218)	(35,999)	(20,528)
Gain (loss) before income taxes	15,677	(11,577)	11,304	(36,786)
Provision for income taxes	2,484	3,176	8,439	6,461
Net income (loss)	$13,193	$(14,753)	$2,865	$(43,247)
Net income (loss) per common share
Basic	$0.15	$(0.16)	$0.03	$(0.47)
Diluted	$0.14	$(0.16)	$0.03	$(0.47)
Weighted-average number of shares used in computing net income (loss) per share
Basic	90,710	92,745	90,861	92,944
Diluted	92,056	92,745	92,488	92,944
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$13,193	$(14,753)	$2,865	$(43,247)
Other comprehensive income (loss)
Foreign currency translation adjustments	11,599	(812)	16,604	(4,053)
Unrealized (loss) gain on derivative instruments	(1,439)	872	(5,125)	7,223
Total other comprehensive income	10,160	60	11,479	3,170
Comprehensive income (loss)	$23,353	$(14,693)	$14,344	$(40,077)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2024	90,718	$9	$1,215,377	$(8,881)	$(1,757,424)	$(550,919)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,556	—	(1,904)	—	—	(1,904)
Repurchases of common stock	(1,822)	—	(50,036)	—	—	(50,036)
Share-based compensation	—	—	70,671	—	—	70,671
Other comprehensive income	—	—	—	1,319	—	1,319
Net loss	—	—	—	—	(10,328)	(10,328)
Balance as of March 31, 2025	90,452	9	1,234,108	(7,562)	(1,767,752)	(541,197)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,718	—	7,397	—	—	7,397
Repurchases of common stock	(1,212)	—	(32,185)	—	—	(32,185)
Share-based compensation	—	—	56,045	—	—	56,045
Other comprehensive income	—	—	—	10,160		10,160
Net income	—	—	—	—	13,193	13,193
Balance as of June 30, 2025	90,958	$9	$1,265,365	$2,598	$(1,754,559)	$(486,587)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2023	93,467	$9	$1,204,781	$(8,223)	$(1,699,136)	$(502,569)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,765	—	(2,020)	—	—	(2,020)
Issuance of common stock in connection with strategic partnership arrangement	255	—	7,972	—	—	7,972
Repurchases of common stock	(2,364)	—	(80,635)	—	—	(80,635)
Share-based compensation	—	—	80,268	—	—	80,268
Other comprehensive income	—	—	—	3,110	—	3,110
Net loss	—	—	—	—	(28,494)	(28,494)
Balance as of March 31, 2024	93,123	9	1,210,366	(5,113)	(1,727,630)	(522,368)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,941	—	7,896	—	—	7,896
Repurchases of common stock	(2,534)	—	(78,854)	—	—	(78,854)
Share-based compensation	—	—	79,764	—	—	79,764
Other comprehensive income	—	—	—	60	—	60
Net loss	—	—	—	—	(14,753)	(14,753)
Balance as of June 30, 2024	92,530	$9	$1,219,172	$(5,053)	$(1,742,383)	$(528,255)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$2,865	$(43,247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109,982	112,974
Share-based compensation	141,350	174,948
Amortization of deferred and prepaid sales commission costs	81,863	79,098
Amortization of debt discount and issuance costs	2,381	2,014
Loss on early extinguishment of debt	4,988	—
Reduction of operating lease right-of-use assets	12,706	10,153
Provision for bad debt	8,008	2,928
Other	(386)	(7,008)
Changes in assets and liabilities:
Accounts receivable	(12,907)	(8,485)
Deferred and prepaid sales commission costs	(52,172)	(72,683)
Prepaid expenses and other assets	(2,461)	6,708
Accounts payable	43,443	(13,861)
Accrued and other liabilities	(11,984)	(31,131)
Deferred revenue	1,111	19,815
Operating lease liabilities	(11,711)	(9,048)
Net cash provided by operating activities	317,076	223,175
Cash flows from investing activities
Purchases of property and equipment	(14,544)	(11,186)
Capitalized internal-use software	(27,971)	(26,515)
Cash paid for business combination, net of cash acquired	—	(26,291)
Net cash used in investing activities	(42,515)	(63,992)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	9,064	10,000
Payments for taxes related to net share settlement of equity awards	(3,571)	(4,124)
Payments for repurchases of common stock	(81,787)	(162,006)
Payments for the settlement of convertible notes	(161,326)	—
Repayments of principal on term loan	(60,000)	(10,000)
Repurchases of principal on senior notes	(53,903)	—
Payments for fees on long-term debt	(1,631)	(2,152)
Repayments for financing obligations	(633)	(2,244)
Payments for contingent consideration	—	(10,345)
Net cash used in financing activities	(353,787)	(180,871)
Effect of exchange rate changes	4,528	(1,179)
Net decrease in cash, cash equivalents, and restricted cash	(74,698)	(22,867)
Cash, cash equivalents, and restricted cash
Beginning of period	242,811	222,195
End of period	$168,113	$199,328
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$30,041	$31,054
Cash paid for income taxes, net of refunds	$8,326	$11,552
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$5,116	$7,972
Common stock issued in connection with strategic partnership arrangement	$—	$4,680
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
RingCentral, Inc. (the “Company”) is a global leader in AI-powered business communications, contact center, conversational intelligence, video and hybrid event solutions. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.
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
The Company’s significant accounting policies are described in Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and six months ended June 30, 2025.
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
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions for the three and six months ended June 30, 2025 and 2024, and no material amounts payable to or amounts receivable from related parties as of June 30, 2025 and December 31, 2024.
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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Primary geographical markets
North America	88%	90%	89%	90%
Others	12	10	11	10
Total revenues	100%	100%	100%	100%
The Company derived over 90% of subscription revenues from RingEX and RingCentral contact center solutions for the three and six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025 and 2024, RingCentral contact center solutions represented over 10% of total revenues.
Deferred revenue
During the three and six months ended June 30, 2025, the Company recognized revenue of $50.9 million and $213.2 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of June 30, 2025 that has not yet been recognized was approximately $2.6 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 54% of this balance over the next 12 months and 46% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $12.7 million and $12.6 million for the three months ended June 30, 2025 and 2024, respectively, and $23.6 million and $25.7 million for the six months ended June 30, 2025 and 2024, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash	$162,798	$128,308
Money market funds	5,315	114,503
Total cash and cash equivalents	$168,113	$242,811
As of June 30, 2025 and December 31, 2024, the cash balance includes $8.3 million and $7.4 million, respectively, in restricted cash held as a bank deposit for the issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable	$305,858	$300,805
Unbilled accounts receivable	100,425	100,578
Allowance for doubtful accounts	(15,132)	(15,131)
Accounts receivable, net	$391,151	$386,252
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$38,747	$39,858
Inventory	1,146	1,243
Other current assets	24,997	18,343
Total prepaid expenses and other current assets	$64,890	$59,444
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer hardware and software	$267,919	$252,961
Internal-use software development costs	345,001	314,944
Furniture and fixtures	8,597	8,965
Leasehold improvements	9,799	12,367
Total property and equipment, gross	631,316	589,237
Less: accumulated depreciation and amortization	(446,710)	(408,587)
Property and equipment, net	$184,606	$180,650
Total depreciation and amortization expense related to property and equipment was $21.6 million for each of the three months ended June 30, 2025 and 2024, and $43.3 million for each of the six months ended June 30, 2025 and 2024.
A summary of activity of the Company’s carrying value of goodwill during the six months ended June 30, 2025 is presented in the following table (in thousands):

Balance as of December 31, 2024	$82,986
Foreign currency translation adjustments	2,496
Balance as of June 30, 2025	$85,482

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The carrying values of intangible assets are as follows (in thousands):

		June 30, 2025			December 31, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	3.7 years	$52,344	$30,295	$22,049	$51,312	$25,833	$25,479
Developed technology	1.4 years	780,143	610,395	169,748	779,794	546,747	233,047
Total acquired intangible assets		$832,487	$640,690	$191,797	$831,106	$572,580	$258,526
Amortization expense from acquired intangible assets for the three months ended June 30, 2025 and 2024 was $33.4 million and $34.7 million, respectively, and $66.7 million and $69.6 million for the six months ended June 30, 2025 and 2024, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2025 (remaining)	$66,726
2026	110,986
2027	5,397
2028 onwards	8,688
Total estimated amortization expense	$191,797
Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$45,460	$47,415
Accrued sales, use, and telecom related taxes	53,236	55,699
Accrued marketing and sales commissions	34,527	36,391
Operating lease liabilities, short-term	22,604	20,445
Other accrued expenses	120,923	123,849
Total accrued liabilities	$276,750	$283,799
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $41.1 million and $40.5 million for the three months ended June 30, 2025 and 2024, respectively, and $81.9 million and $79.1 million for the six months ended June 30, 2025 and 2024, respectively. There was no impairment loss in relation to the deferred commissions costs capitalized for the periods presented.

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
The financial instruments carried at fair value were determined using the following inputs (in thousands):

	Fair Value at June 30, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,315	$5,315	$—	$—
Other assets:
Interest rate swap derivatives	$148	$—	$148	$—
Other long-term liabilities:
Interest rate swap derivatives	$3,410	$—	$3,410	$—
Contingent consideration	3,000	—	—	3,000

	Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$114,503	$114,503	$—	$—
Other assets:
Interest rate swap derivatives	$2,367	$—	$2,367	$—
Other long-term liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, accrued liabilities and other liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of June 30, 2025, the fair value of the 0% convertible senior notes due 2026 (the “2026 Convertible Notes”) was approximately $584.7 million. The fair value for the 2026 Convertible Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of June 30, 2025, the carrying amount of the $400.0 million term loan (the “Term Loan”) was $310.0 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of June 30, 2025, the fair value of the 8.50% senior notes due 2030 (the “2030 Senior Notes” and, together with the 2026 Convertible Notes, the “Notes”) was approximately $375.2 million. The fair value for the 2030 Senior Notes was

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Fair Value of Derivative Instruments
The Company’s interest rate swap derivative, which is considered as Level 2 in the fair value hierarchy, is valued using a discounted cash flow model that utilizes observable inputs including forward interest rate data at the measurement date.
Fair Value of Contingent Consideration
The contingent consideration as presented in the fair value table above is related to the Company’s acquisition of Hopin in the third quarter of 2023, and represents the future potential earn-out payments based on the achievement of specified performance targets over multiple years, paid quarterly in cash. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation that includes significant unobservable inputs including the discount rate and projected revenues over the earn-out period. This contingent liability was classified as level 3 within the fair value hierarchy. There were no changes in the estimated fair value of the contingent consideration during the three and six months ended June 30, 2025, compared to December 31, 2024.
Note 5. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	June 30, 2025	December 31, 2024
2030 Senior Notes	August 15, 2030	$350,000	$400,000
Term Loan under Credit Agreement (1)	February 14, 2028	310,000	370,000
Revolving Credit Facility under Credit Agreement (2)	February 14, 2028	—	—
2026 Convertible Notes	March 15, 2026	609,065	609,065
2025 Convertible Notes (3)	March 1, 2025	—	161,326
Total principal amount		1,269,065	1,540,391
Less: unamortized debt discount and issuance costs on long-term debt		(8,282)	(11,258)
Less: current portion of long-term debt, net (4)		(627,880)	(181,252)
Net carrying amount of long-term debt		$632,903	$1,347,881

(1)The Company has $350.0 million available for drawdown under the Term Loan as of June 30, 2025.
(2)The Company has $225.0 million available for borrowing under the Revolving Credit Facility as of June 30, 2025.
(3)The Company settled the remaining $161.3 million principal of the 2025 Convertible Notes in cash on the original maturity date in March 2025.
(4)As of June 30, 2025, the current portion of long-term debt, net, consists of the $607.9 million net carrying amount of the 2026 Convertible Notes and $20.0 million in expected principal payments due on the Term Loan. The Term Loan requires quarterly principal payments of 1.25% of the $400.0 million principal amount drawn, with balance due at maturity.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the future minimum principal payments for long-term debt as of June 30, 2025 (in thousands):

	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2025 remaining	$—	$10,000	$—	$10,000
2026	609,065	20,000	—	629,065
2027	—	20,000	—	20,000
2028	—	260,000	—	260,000
2029 onwards	—	—	350,000	350,000
Total principal amount	$609,065	$310,000	$350,000	$1,269,065
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
In June 2025, the Company repurchased $50.0 million of principal on its 2030 Senior Notes for an aggregate repurchase price of $53.9 million. This repurchase resulted in the recognition of a $4.7 million loss on debt extinguishment, which includes the call premium and the write-off of related unamortized debt discount and issuance costs. The loss is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.
As of June 30, 2025, the carrying value of the outstanding 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $344.4 million, and the Company was in compliance with all covenants under the Senior Notes Indenture. The effective interest rate on the 2030 Senior Notes was 8.9% as of June 30, 2025.
Credit Agreement
In February 2023, the Company entered into a credit agreement with certain lenders, from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended, the “Credit Agreement”), providing for a $200.0 million revolving credit facility (the “Revolving Credit Facility”) and a $400.0 million Term Loan. In the second quarter of 2023, the Company drew down the initial $400.0 million Term Loan and used the proceeds to repurchase a portion of the Company’s 0% convertible senior notes due 2025 (the “2025 Convertible Notes”). The credit facilities were subsequently amended in 2023 and 2024 to increase the Revolving Credit Facility to $225.0 million and the Term Loan to $750.0 million. The proceeds from the Revolving Credit Facility can be used for working capital and general corporate purposes, while the remaining $350.0 million tranches of the Term Loan can be used to repurchase a portion of the Company’s convertible notes and for working capital and general corporate purposes. The credit facilities are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors. If on any date that is within 91 days prior to the final scheduled maturity date of the 2026 Convertible Notes (defined below), the 2026 Convertible Notes are in an aggregate principal amount outstanding that exceeds an amount equal to 50% of last twelve months EBITDA, calculated as set forth in the Credit Agreement, the maturity date of both the Revolving Credit Facility and Term Loan shall automatically be modified to be such date. As of June 30, 2025, $350.0 million of the Term Loan remains available for draw until March 31, 2026, per the Credit Agreement as amended in the first quarter of 2025. Additionally, the $225.0 million Revolving Credit Facility commitments remain available for draw until February 14, 2028, at which time the commitments will terminate, and all outstanding revolving loans under the facility will be due and payable. The Company will continue to pay a commitment fee on the daily unused amount of the Revolving Credit Facility and a quarterly ticking fee of up to 0.500% per annum on the daily unused amount of the Term Loan commitments until the earlier of the funding of the remaining Term Loan or the end of the Term Loan availability period. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants in the Senior Notes Indenture.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In June 2025, the Company made an early repayment of $50.0 million in principal on its Term Loan, along with a $5.0 million payment of scheduled quarterly principal, for a total cash principal payment of $55.0 million. The early repayment resulted in the recognition of a $0.3 million loss on debt extinguishment arising from the write-off of related unamortized debt discount and issuance costs. The loss is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.
As of June 30, 2025, the carrying value of the Term Loan, net of unamortized debt discount and issuance costs, was $308.5 million. As of June 30, 2025, the Company incurred $11.4 million of debt issuance costs in connection with the Credit Agreement, of which $7.5 million was capitalized in the Condensed Consolidated Balance Sheets and amortized primarily using the effective interest rate over the term of the Credit Agreement, while the remaining amount was expensed in the period incurred. As of June 30, 2025, the effective interest rate on the Term Loan was 6.9%. As of June 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.
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
As of June 30, 2025, the carrying values of the 2026 Convertible Notes, net of unamortized debt issuance costs, was $607.9 million, and the Company was in compliance with all covenants under the indenture governing the 2026 Convertible Notes (“2026 Convertible Notes Indenture”).
Other Terms of the 2026 Convertible Notes

2026 Convertible Notes
$1,000 principal amount initially convertible into number of the Company’s Class A Common Stock, par value $0.0001	2.3583 shares
Equivalent initial approximate conversion price per share	$424.03
During the three and six months ended June 30, 2025, the conditions allowing holders of the 2026 Convertible Notes to convert were not met. The 2026 Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in the 2026 Convertible Notes Indenture is satisfied during future measurement periods.
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$14,603	$14,718	$28,941	$29,676
Amortization of debt discount and issuance costs	1,250	1,011	2,381	2,014
Total interest expense related to long-term debt	$15,853	$15,729	$31,322	$31,690

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
As of June 30, 2025, the interest rate swap agreement had a notional amount of $360.0 million, of which $310.0 million remained designated as a cash flow hedge of the Company’s floating-rate debt. The remaining $50.0 million portion of the swap was dedesignated from hedge accounting during the three months ended June 30, 2025, following the early repayment of $50.0 million of the Term Loan under the Credit Agreement.
As of June 30, 2025, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $0.1 million. During the three and six months ended June 30, 2025, the Company reclassified $0.0 and $0.5 million, respectively, from accumulated other comprehensive income (loss) to earnings as an offset and reduction to interest expense.
Note 7. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2025, non-cancelable leases expire on various dates between 2025 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to six years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2025 and December 31, 2024, the balance sheet components of leases were as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets (1)	$37,128	$46,463

Accrued liabilities	22,604	20,445
Operating lease liabilities	19,336	29,733
Total operating lease liabilities	$41,940	$50,178

(1)During the six months ended June 30, 2025, the Company recorded a non-cash impairment charge of $1.3 million related to the abandonment of one of its leased operating facilities.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The supplemental cash flow information related to operating leases for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$13,153	$10,524

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$2,186	$12,642
In July 2025, the Company exercised its option to renew its corporate headquarters located at 20 Davis Drive, Belmont, California, comprising approximately 84,148 rentable square feet. The renewal is for an additional five-year term, subject to specified conditions. Pursuant to the agreement, the Company’s right to occupy the premises under the extended lease term will commence on August 1, 2026, and continue through July 31, 2031, unless earlier terminated in accordance with the terms of the lease.
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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed a demurrer to the amended complaint on October 18, 2021, and a motion for judgment on the pleadings on January 23, 2023. The Court overruled the Company’s demurrer and motion for judgment on the pleadings, and the parties then engaged in discovery. The Company filed a motion for summary judgment (“MSJ”) on February 16, 2024. An evidentiary hearing was held on August 2, 2024 and a hearing on the MSJ was held on October 11, 2024, whereupon, the Court granted the Company’s motion for summary judgement. The Court entered judgment in RingCentral’s favor on November 5, 2024, and the plaintiff filed a notice of appeal on January 6, 2025. On July 21, 2025, the parties entered into a settlement agreement in which the Company agreed to pay the plaintiff in exchange for the dismissal of the action and appeal, and all claims and counterclaims alleged therein, with prejudice. The Company accrued the settlement amount during the quarter ended June 30, 2025, and recorded it as a general and administrative expense in the accompanying Condensed Consolidated Statement of Operations.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Stockholders’ Deficit
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
The following tables summarizes the share repurchase activity of the Company’s Class A Common Stock for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	1,256	$32,185	2,463	$78,738
Amounts for excise tax withholdings and broker’s commissions	—	—	—	116
Total repurchases of common stock	1,256	$32,185	2,463	$78,854
The following tables summarizes the share repurchase activity of the Company’s Class A Common Stock for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	3,078	$82,149	4,824	$159,085
Amounts for excise tax withholdings and broker’s commissions	—	72	—	404
Total repurchases of common stock	3,078	$82,221	4,824	$159,489
As of June 30, 2025, approximately $186.0 million remained authorized and available under the Company’s share repurchase programs for future share repurchases. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three and six months ended June 30, 2025 and 2024, the Company included the applicable excise tax withholdings and/or broker’s commissions in additional paid-in capital as part of the cost basis of repurchased stock. A corresponding liability for excise taxes payable was recorded in accrued liabilities on the Condensed Consolidated Balance Sheets.
On July 30, 2025, the Company’s board of directors further increased their authorization to $500.0 million, subject to certain limitations. This authorization does not expire.
The following table summarizes the number of shares of the Company’s Class A Common Stock repurchased and settled under share repurchase programs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Repurchases under share repurchase programs	1,256	2,463	3,078	4,824
Repurchases unsettled during period	(44)	(44)	(44)	(44)
Prior-period share repurchases settled during period	—	115	—	118
Total repurchases of common stock settled	1,212	2,534	3,034	4,898

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$4,243	$7,883	$10,403	$15,916
Research and development	14,003	19,055	31,575	38,297
Sales and marketing	25,411	32,874	60,595	66,789
General and administrative	19,812	26,968	38,777	53,946
Total share-based compensation expense	$63,469	$86,780	$141,350	$174,948
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee stock purchase plan rights (“ESPP”)	$1,415	$1,972	$2,819	$3,703
Performance stock units (“PSUs”)	5,623	5,373	15,729	12,374
Restricted stock units (“RSUs”)	56,431	79,435	122,802	158,871
Total share-based compensation expense	$63,469	$86,780	$141,350	$174,948
Equity Incentive Plans
As of June 30, 2025, a total of 16,014,550 shares remained available for grant under the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of June 30, 2025, there was a total of $1.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.4 years. As of June 30, 2025, a total of 7,095,902 shares were available for issuance under the ESPP.
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of June 30, 2025, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	8,306	$42.09	$290,799
Granted	3,073	28.79
Released	(3,023)	43.55
Canceled/Forfeited	(783)	36.40
Outstanding as of June 30, 2025	7,573	$36.70	$214,719

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over two or four years.
As of June 30, 2025, there was a total of $189.6 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.9 years.
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
As of June 30, 2025, there was a total of $26.8 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 1.1 years.
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions. During the three and six months ended June 30, 2025, the Company issued 354,280 and 715,497, respectively, under the employee equity bonus plans. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of June 30, 2025 was approximately $3.9 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan.
Note 11. Income Taxes
The provision for income taxes was $2.5 million and $3.2 million for the three months ended June 30, 2025 and 2024, respectively, and $8.4 million and $6.5 million for the six months ended June 30, 2025 and 2024, respectively.
Beginning in 2022, the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017 eliminated the option to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead required all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. The One Big Beautiful Bill Act (or “OBBB Act”), enacted on July 4, 2025, revised these rules, permitting the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025 but expenditures attributable to research and development conducted outside the U.S. must continue to be capitalized and amortized over fifteen years. The OBBB Act also provides the option to accelerate the amortization of any remaining unamortized U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2022, and before January 1, 2025, over a one or two year period beginning with the first taxable year beginning after December 31, 2024. As the law was enacted after June 30, 2025, the effects of the OBBB are not reflected in our financial results for the quarter ended June 30, 2025. The Company is currently evaluating the provisions of the OBBB Act and assessing its potential effects on its financial position, results of operations, and cash flows, including the expected tax benefits that may arise from the implementation of this new law.
The Company has recorded current U.S. income tax expense of $1.1 million and $4.6 million for the three and six months ended June 30, 2025. The current U.S. income tax provision is primarily for federal and state taxes currently payable

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
that we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, except with respect to the U.K. deferred tax assets, the Company does not believe it is more likely than not that certain net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic net deferred tax assets as of June 30, 2025 and December 31, 2024. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and six months ended June 30, 2025, there were no material changes to the total amount of unrecognized tax benefits.
Note 12. Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, performance stock units, ESPP, convertible notes, and convertible preferred stock, to the extent dilutive. For the three and six months ended June 30, 2024, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$13,193	$(14,753)	$2,865	$(43,247)
Denominator
Weighted-average common shares outstanding for basic net income (loss) per share	90,710	92,745	90,861	92,944
Effect of dilutive securities:
Shares of common stock issuable under equity incentive awards outstanding	603	—	884	—
Shares of common stock related to convertible preferred stock	743	—	743	—
Weighted-average common shares outstanding for diluted net income (loss) per share	92,056	92,745	92,488	92,944
Basic net income (loss) per share	$0.15	$(0.16)	$0.03	$(0.47)
Diluted net income (loss) per share	$0.14	$(0.16)	$0.03	$(0.47)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares of common stock issuable under equity incentive plans outstanding	7,074	9,813	7,102	9,879
Shares of common stock related to convertible preferred stock	—	743	—	743
Potential common shares excluded from diluted net loss per share	7,074	10,556	7,102	10,622
Pursuant to the terms of the 2026 Convertible Notes Indenture, effective January 1, 2022, the Company made an irrevocable election to, upon conversions of the 2026 Convertible Notes, settle the principal portion of such converted 2026 Convertible Notes only in cash, with the conversion premium to be settled in cash or shares at the Company’s election.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company calculates the potential dilutive effect of the 2026 Convertible Notes under the if-converted method. Under this method, only the amounts settled in excess of the principal will be considered in diluted earnings per share, in line with the terms of the 2026 Convertible Notes Indenture.
Note 13. Restructuring Activities
During the three and six months ended June 30, 2025, the Company incurred restructuring costs of $2.8 million and $9.9 million, respectively, as part of the broader efforts to optimize the Company’s cost structure. The restructuring costs primarily consisted of severance payments, employee benefits and related costs. The Company expects to substantially complete these actions in 2025, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$149	$46	$1,684	$607
Research and development	1,202	323	2,896	1,773
Sales and marketing	925	449	3,913	2,611
General and administrative	537	380	1,410	789
Total restructuring costs	$2,813	$1,198	$9,903	$5,780
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2024	$1,617
Restructuring costs	9,903
Cash payments	(10,159)
Balance as of June 30, 2025	$1,361

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14. Segment Information
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
The following table presents selected financial information for the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$620,398	$592,907	$1,232,454	$1,177,118
Less:
Share-based compensation expense	63,469	86,780	141,350	174,948
Depreciation and amortization	54,921	56,323	109,982	112,974
Other segment items (1)	465,045	455,163	933,819	905,454
Income (loss) from operations	36,963	(5,359)	47,303	(16,258)
Operating margin as % of revenue	6.0%	(0.9)%	3.8%	(1.4)%

Other income (expense), net
Interest expense	(16,466)	(16,021)	(32,581)	(32,275)
Other income (expense) (2)	(4,820)	9,803	(3,418)	11,747
Other income (expense), net	(21,286)	(6,218)	(35,999)	(20,528)
Gain (loss) before income taxes	15,677	(11,577)	11,304	(36,786)
Provision for income taxes	2,484	3,176	8,439	6,461
Net income (loss)	$13,193	$(14,753)	$2,865	$(43,247)

(1)Other segment items mainly consist of personnel costs, third-party commissions, and advertising and marketing costs.
(2)Includes interest income of $0.3 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively.
See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.
Refer to Note 2 - Revenue in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about revenue by geographic location.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. As of June 30, 2025 and December 31, 2024, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable. For the three and six months ended June 30, 2025 and 2024, none of the Company’s customers accounted for more than 10% of the Company’s total revenues or subscription revenues.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of June 30, 2025 and December 31, 2024, approximately 88% and 90% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of June 30, 2025 and December 31, 2024.

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
Overview
Over the past 26 years, RingCentral has transformed business communications, leading the shift from on-premises legacy communications to the cloud. Today, the company has an AI-powered multi-product portfolio including Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), Video & Events, and RingSense AI solutions. RingCentral’s core tenets include: a) Trust: We provide communications that businesses can trust with reliability, security, and privacy; b) Innovation: We execute through focused and strategic innovation, setting the bar in the industry for many market firsts; and c) Partnerships: We have a diverse set of strategic partners, global service providers, channel partners, and third-party developers.
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
~~•~~RingCentral Contact Center. RingCentral Contact Center is a collaborative contact center solution that delivers AI-powered omni-channel and workforce engagement solutions integrated with RingEX. RingCentral Contact Center brings together the powerful integration of CCaaS which leverages technology from NICE Ltd., along with RingEX, enabling an easy collaboration while delivering seamless omnichannel experiences across more than 30 digital and voice channels.
•RingCX. RingCX is our native CCaaS solution, that delivers an AI-powered customer experience across multiple voice and digital channels with deep CRM integrations and a broad ecosystem of integrated partner solutions.
•AI Receptionist (“AIR”). AI Receptionist is an AI phone agent that answers questions by callers and routes calls to the right place. New features added to AIR include appointment booking with Google Calendar and Microsoft Outlook, support for new languages, and expanded country availability in the UK and Australia. Further, AIR Everywhere™ brings AI-powered call handling beyond RingEX to third-party telephony systems, both on-premises and cloud, making it accessible to everyone, and not limited to only RingCentral customers.
•RingCentral Artificial Intelligence Solutions. RingCentral provides multiple AI solutions for RingEX and RingCX, including AI Assistant and AIR, designed to improve employee productivity, elevate customer experience and automate routine tasks.
•RingCentral for Microsoft Teams. RingCentral seamlessly embeds into Microsoft Teams, providing reliable, global enterprise-grade phone, SMS, fax, and customer experience solutions—without requiring a Microsoft Teams Phone license.

•RingCentral Events. RingCentral Events is an all-in-one event platform for virtual and hybrid events. Event hosts can manage their end-to-end event experience with customization and branding to engage audiences. Leveraging AI, RingCentral Events can generate event related content for social media and promotion.
Our flagship cloud-based offerings, RingEX and RingCX, are subscription based and made available at different package and pricing tiers, varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the three and six months ended June 30, 2025 and 2024, subscriptions revenues accounted for over 90% of our total revenues. The remainder of our revenues are primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We use our direct sales force and indirect sales channels to market our multi-product portfolio . Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors; and
•Global service providers and strategic partners who market and sell our RingEX, RingCX or other solutions, including co-branded solutions.
Our revenue has primarily been driven by our flagship RingEX, RingCentral Contact Center, RingCX, and other fees. Our revenue is derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. As of June 30, 2025, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and six months ended June 30, 2025 and 2024, the vast majority of our total revenues were generated in the U.S. and Canada.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base, expand our indirect sales channels, continue to innovate, grow revenues from our existing customer base, increase sales and revenues from our existing and new products, expand our distribution channels, and scale internationally.
We have been actively implementing various measures to enhance operational efficiencies, expand margins and free cash flows while optimizing our working capital requirements. These include stricter discipline in spending, including stock-based grants, increased productivity, efficiency gains, and optimizing our go-to-market strategies.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2025 was $215.6 million. As such, our ARR at June 30, 2025 was $2.59 billion compared to $2.43 billion at June 30, 2024.
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
Our key business metrics for the five quarterly periods ended June 30, 2025 were as follows (dollars in billions, except percentages):

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.59	$2.53	$2.49	$2.48	$2.43

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Subscriptions	$598,728	$567,058	$1,188,840	$1,124,545
Other	21,670	25,849	43,614	52,573
Total revenues	620,398	592,907	1,232,454	1,177,118
Cost of revenues
Subscriptions	150,788	148,107	303,883	291,757
Other	28,162	28,563	55,517	55,392
Total cost of revenues	178,950	176,670	359,400	347,149
Gross profit	441,448	416,237	873,054	829,969
Operating expenses
Research and development	77,539	79,750	159,522	160,278
Sales and marketing	263,585	269,487	538,483	542,217
General and administrative	63,361	72,359	127,746	143,732
Total operating expenses	404,485	421,596	825,751	846,227
Income (loss) from operations	36,963	(5,359)	47,303	(16,258)
Other income (expense), net
Interest expense	(16,466)	(16,021)	(32,581)	(32,275)
Other income (expense)	(4,820)	9,803	(3,418)	11,747
Other expense, net	(21,286)	(6,218)	(35,999)	(20,528)
Gain (loss) before income taxes	15,677	(11,577)	11,304	(36,786)
Provision for income taxes	2,484	3,176	8,439	6,461
Net income (loss)	$13,193	$(14,753)	$2,865	$(43,247)

Percentage of Total Revenues*

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Subscriptions	97%	96%	96%	96%
Other	3	4	4	4
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	24	25	25	25
Other	5	5	5	5
Total cost of revenues	29	30	29	29
Gross profit	71	70	71	71
Operating expenses
Research and development	12	13	13	14
Sales and marketing	42	45	44	46
General and administrative	10	12	10	12
Total operating expenses	65	71	67	72
Income (loss) from operations	6	(1)	4	(1)
Other income (expense), net
Interest expense	(3)	(3)	(3)	(3)
Other income (expense)	(1)	2	—	1
Other expense, net	(3)	(1)	(3)	(2)
Gain (loss) before income taxes	3	(2)	1	(3)
Provision for income taxes	—	1	1	1
Net income (loss)	2%	(2)%	—%	(4)%
* Percentages may not add up due to rounding.
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues
Subscriptions	$598,728	$567,058	$31,670	6%	$1,188,840	$1,124,545	$64,295	6%
Other	21,670	25,849	(4,179)	(16)	43,614	52,573	(8,959)	(17)
Total revenues	$620,398	$592,907	$27,491	5%	$1,232,454	$1,177,118	$55,336	5%
Percentage of revenues
Subscriptions	97%	96%			96%	96%
Other	3	4			4	4
Total	100%	100%			100%	100%
Subscriptions revenue. Subscriptions revenue increased by $31.7 million, or 6%, for the three months ended June 30, 2025, and $64.3 million, or 6%, for the six months ended June 30, 2025, as compared to the respective prior year period. The increase was due to the acquisition of new customers, sale of new products, upsells of RingEX and additional offerings to our existing customer base. Our sales are derived from our direct and indirect sales channels, including resellers, distributors, strategic partners and global service providers.

Other revenue. Other revenue decreased by $4.2 million, or (16)%, for the three months ended June 30, 2025, and $9.0 million, or (17)%, for the six months ended June 30, 2025, as compared to the respective prior year period, primarily due to the timing of performance of professional services, and lower pricing for professional services.
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
Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of revenues
Subscriptions	$150,788	$148,107	$2,681	2%	$303,883	$291,757	$12,126	4%
Other	28,162	28,563	(401)	(1)	55,517	55,392	125	—
Total cost of revenues	$178,950	$176,670	$2,280	1%	$359,400	$347,149	$12,251	4%
Gross margins
Subscriptions	75%	74%			74%	74%
Other	(30)%	(10)%			(27)%	(5)%
Total gross margin %	71%	70%			71%	71%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $2.7 million, or 2%, for the three months ended June 30, 2025, as compared to the respective prior year period. The increase was primarily driven by a $3.6 million increase in third-party costs to support our solution offerings, a $2.0 million increase in headcount-related costs, and a $1.9 million increase in infrastructure support costs. These increases were partially offset by a $2.9 million reduction in share-based compensation expense due to disciplined new grant activity and a $2.5 million decrease in the amortization of intangible assets.
Cost of subscriptions revenues increased by $12.1 million, or 4%, for the six months ended June 30, 2025, as compared to the respective prior year period. The increase was primarily driven by a $7.6 million increase in third-party costs to support our solution offerings, a $6.4 million increase in infrastructure support costs, and a $5.7 million increase in headcount-related costs. These increases were partially offset by a $4.3 million reduction in share-based compensation expense due to disciplined new grant activity and a $5.4 million decrease in amortization of intangible assets. Subscription gross margin remained relatively consistent period-over-period for the three and six months ended June 30, 2025.
Other cost of revenues and gross margin. Cost of other revenues remained relatively consistent period-over-period for the three and six months ended June 30, 2025. Other revenue gross margin fluctuated mainly due to the timing of performance of professional services.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$77,539	$79,750	$(2,211)	(3)%	$159,522	$160,278	$(756)	—%
Percentage of total revenues	12%	13%			13%	14%
Research and development expenses decreased by $2.2 million, or (3)%, for the three months ended June 30, 2025, as compared to the respective prior year period. The decrease was primarily driven by a $5.1 million reduction in share-based compensation expense due to disciplined new grant activity. This was partially offset by a $1.9 million increase in headcount-related costs and a $1.0 million increase in overhead expenses.
Research and development expenses decreased by $0.8 million, or 0%, for the six months ended June 30, 2025, as compared to the respective prior year period. The decrease was primarily driven by a $6.7 million reduction in share-based compensation expense due to disciplined new grant activity. This was partially offset by a $4.5 million increase in headcount-related costs, and a $2.1 million increase in overhead expenses.
We believe that investment in our products, including new AI-first products, is important for our future growth, and our research and development expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales and marketing	$263,585	$269,487	$(5,902)	(2)%	$538,483	$542,217	$(3,734)	(1)%
Percentage of total revenues	42%	45%			44%	46%
Sales and marketing expenses decreased by $5.9 million, or (2)%, for the three months ended June 30, 2025, as compared to the respective prior year period. The decrease was primarily driven by a $7.5 million reduction in share-based compensation due to disciplined new grant activity, a $6.5 million decrease in personnel and contractor costs, primarily due to headcount reductions, and a $1.8 million reduction in professional fees. These decreases were partially offset by a $10.5 million increase in third-party commissions.
Sales and marketing expenses decreased by $3.7 million, or (1)%, for the six months ended June 30, 2025, as compared to the respective prior year period. This decrease was primarily driven by a $11.2 million decrease in personnel and contractor costs due to headcount reductions, a $6.2 million reduction in share-based compensation due to disciplined new grant activity, and a $3.6 million decrease in professional fees. These decreases were partially offset by a $16.8 million increase in third-party commissions.
We expect to incur incremental sales and marketing expenses to support our growth while driving cost efficiencies by further optimizing our go-to-market strategies.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
General and administrative	$63,361	$72,359	$(8,998)	(12)%	$127,746	$143,732	$(15,986)	(11)%
Percentage of total revenues	10%	12%			10%	12%
General and administrative expenses decreased by $9.0 million, or (12)%, for the three months ended June 30, 2025, as compared to the respective prior year period. This decrease was primarily driven by a $7.2 million reduction in share-based compensation due to disciplined new grant activity and a $3.1 million decrease in professional fees. These decreases were partially offset by a $2.2 million increase in overhead costs.
General and administrative expenses decreased by $16.0 million, or (11)%, for the six months ended June 30, 2025, as compared to the respective prior year period. This decrease was primarily driven by a $15.2 million reduction in share-based compensation due to disciplined new grant activity, and a $4.5 million decrease in professional fees. These decreases were partially offset by a $3.3 million increase in overhead costs.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we continue to realign our hiring strategies and rationalize our discretionary spending.

Other Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense	$(16,466)	$(16,021)	$(445)	3%	$(32,581)	$(32,275)	$(306)	1%
Other income (expense)	(4,820)	9,803	(14,623)	nm	(3,418)	11,747	(15,165)	nm
Other expense, net	$(21,286)	$(6,218)	$(15,068)	nm	$(35,999)	$(20,528)	$(15,471)	nm
*nm – not meaningful
Interest expense. Interest expense remained relatively consistent period-over-period for the three and six months ended June 30, 2025.
Other income (expense). Other income decreased by $14.6 million for the three months ended June 30, 2025, as compared to the respective prior year. The decrease was primarily driven by a $7.7 million gain recognized in the prior-year period related to an amended agreement with a strategic partner. During the three months ended June 30, 2025, we recognized $4.7 million expense associated with the repurchase of our 2030 Senior Notes.
Other income decreased by $15.2 million for the six months ended June 30, 2025, as compared to the respective prior year. This decrease was primarily driven by a $7.7 million gain recognized in the prior-year period related to an amended agreement with a strategic partner. During the three months ended June 30, 2025, we recognized $4.7 million expense associated with the repurchase of our 2030 Senior Notes.
Other income and expense, net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, and fluctuations in currency exchange rates in the current macroeconomic environment.
Net Income (Loss)
Net income increased by $27.9 million for the three months ended June 30, 2025, as compared to the respective prior year period. This improvement was largely due to a $42.3 million increase in income from operations, driven by higher subscription revenues and lower operating expenses. The reduction in operating expenses reflects ongoing disciplined spending, including a $23.3 million reduction in share-based compensation.
Net income increased by $46.1 million for the six months ended June 30, 2025, as compared to the respective prior year period. This improvement was largely due to a $63.6 million increase in income from operations, driven by higher subscription revenues and lower operating expenses. The reduction in operating expenses reflects ongoing disciplined spending, including a $33.6 million reduction in share-based compensation.
Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also have access to additional liquidity from our Term Loan and Revolving Credit Facility. As of June 30, 2025, and December 31, 2024, we had cash and cash equivalents of $168.1 million and $242.8 million, respectively. These amounts include restricted cash of $8.3 million and $7.4 million, respectively, held as a bank deposit for issuance of a foreign bank guarantee.

Under our share repurchase programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means, subject to a minimum cash balance. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. During the six months ended June 30, 2025, we repurchased and settled approximately 3.0 million shares of our Class A Common Stock, by paying an aggregate amount of approximately $81.8 million under the plans previously authorized by our board of directors. As of June 30, 2025, approximately $186.0 million remained authorized and available under our share repurchase programs for future share repurchases. On July 30, 2025, our board of directors further increased this authorization to $500.0 million, subject to certain limitations. This authorization does not expire. Refer to Note 9, Stockholders’ Deficit in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The following table sets forth the future minimum principal payments for long-term debt as of June 30, 2025 (in thousands):

	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2025 remaining	$—	$10,000	$—	$10,000
2026	609,065	20,000	—	629,065
2027	—	20,000	—	20,000
2028	—	260,000	—	260,000
2029 onwards	—	—	350,000	350,000
Total principal amount	$609,065	$310,000	$350,000	$1,269,065
During the first half of 2025, we made significant progress in reducing our outstanding debt by repaying $271.3 million of the principal amount. In March 2025, we repaid the remaining $161.3 million principal amount of our 2025 Convertible Notes upon maturity using cash and cash equivalents. In June 2025, we repaid $55.0 million of principal on our Term Loan, including $5.0 million scheduled quarterly payments. In June 2025, we further reduced our debt by making a $53.9 million cash payment to repurchase $50.0 million of principal on our 2030 Senior Notes. As of June 30, 2025, we have access to additional liquidity of $350.0 million available under our delayed draw-down Term Loan and $225.0 million available under our Revolving Credit Facility. Refer to Note 5, Long-Term Debt, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement, the 2030 Senior Notes, and the 2026 Convertible Notes. We were in compliance with all debt covenants as of June 30, 2025. We believe that cash flows from our operations, combined with $350.0 million of incremental capacity on our Term Loan and $225.0 million on our Revolving Credit Facility, as well as our ability to raise cash through additional financing, will provide adequate liquidity to extinguish our 2026 Convertible Notes on a timely basis as contractually required.
We believe that cash flows from our operations, existing liquidity sources as well as capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, operating expenses, and capital equipment required to support our headcount and in support of our co-location data center facilities, our interest payments for both our Term Loan and 2030 Senior Notes, and the repayment of our 2026 Convertible Notes. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt. We may from time to time seek to refinance certain of our outstanding debt through issuances of new notes or convertible debt, term loans, exchange transactions or debt repurchases. Such issuances, exchanges or repurchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. We may also from time to time seek to early repay or repurchase our debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such early repayments or repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Refer to risk factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for discussion of risks relating to our liquidity and capital resources.

    The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$317,076	$223,175
Net cash used in investing activities	(42,515)	(63,992)
Net cash used in financing activities	(353,787)	(180,871)
Effect of exchange rate changes	4,528	(1,179)
Net decrease in cash and cash equivalents	$(74,698)	$(22,867)
Net Cash Provided By Operating Activities
Cash provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, sales, marketing, innovation and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $317.1 million for the six months ended June 30, 2025. The cash flow from operating activities was driven by timing of cash receipts from customers and global service providers, offset by cash payments for personnel-related costs and payments to vendors along with interest payments on our debt obligations. The improvement also reflects a $63.6 million increase in income from operations, driven by higher subscription revenues and lower operating expenses.
Net cash provided by operating activities for the six months ended June 30, 2025 increased by $93.9 million, as compared to the respective prior year period. This change reflects working capital impacts resulting from the timing of payments and collections.
Net Cash Used In Investing Activities
Our primary investing activities consist of our capital expenditures and expenditures for internal-use software, business acquisitions, and cash paid for intellectual property assets.
Net cash used in investing activities was $42.5 million for the six months ended June 30, 2025, driven by capital expenditures, which included personnel-related costs associated with the development of internal-use software.
Net cash used in investing activities for the six months ended June 30, 2025 decreased by $21.5 million, as compared to the respective prior year period. The decrease was primarily driven by $26.3 million in cash paid for business combinations during the six months ended June 30, 2024. This was partially offset by a $4.8 million increase in capital expenditures, including personnel-related costs associated with the development of internal-use software.
Net Cash Used In Financing Activities
Our primary financing activities include utilizing cash to repurchase Class A Common Stock under our share repurchase programs, servicing and repaying debt, paying contingent consideration, proceeds from issuance under our stock plans, paying taxes related to these plans, and meeting our existing financing commitments.
Net cash used in financing activities was $353.8 million for the six months ended June 30, 2025. The increase was primarily driven by the cash settlement of $161.3 million upon the maturity of our 2025 Convertible Notes, $60.0 million of principal repayments on our Term Loan, and a $53.9 million cash payment to repurchase $50.0 million of principal on our 2030 Senior Notes. Additional cash outflows included $81.8 million used to repurchase and retire approximately 3.0 million shares of our Class A Common Stock under our share repurchase program, and $3.6 million for taxes associated with our stock plans. These outflows were partially offset by $9.1 million in proceeds from issuance of stock in connection with our stock plans.

Net cash used in financing activities for the six months ended June 30, 2025 increased by $172.9 million, as compared to the respective prior year period. The increase was primarily driven by a $161.3 million cash outflow related to the settlement of our 2025 Convertible Notes upon maturity, a $50.0 million increase in principal repayments on our Term Loan, and a $53.9 million cash payment to repurchase $50.0 million of principal on our 2030 Senior Notes. These increases were partially offset by an $80.2 million decrease in payments for the repurchase and retirement of our Class A Common Stock, and a $10.3 million decrease in contingent consideration payments.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable U.S. GAAP measure, for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$317,076	$223,175
Capitalized expenditures	(42,515)	(37,701)
Non-GAAP free cash flow	$274,561	$185,474
Remaining Performance Obligations
We have generally signed new customer contracts with typical subscription terms ranging from one month to five years. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute our remaining performance obligations. Until we meet our performance obligations, we do not recognize them as revenues in our condensed consolidated financial statements. Our remaining performance obligations exclude contracts with an original expected length of less than one year. Contract revenue as of June 30, 2025 that has not yet been recognized was approximately $2.6 billion.
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
Off-Balance Sheet Arrangements
During the six months ended June 30, 2025 and 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and six months ended June 30, 2025, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of June 30, 2025, we had cash and cash equivalents of $168.1 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three and six months ended June 30, 2025, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of June 30, 2025, we had $609.1 million outstanding from our 2026 Convertible Notes. We carry the 2026 Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The 2026 Convertible Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the 2026 Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate 2026 Convertible Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the 2026 Convertible Notes are affected by our stock price. The fair value of the 2026 Convertible Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decrease in value.
As of June 30, 2025, we had no amounts outstanding under our Revolving Credit Facility and $310.0 million principal outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement bears interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028, consistent with the duration of the maturity of the Term Loan. From time to time, we may elect to dedesignate certain cash flow hedging relationships as a result of changes in the repricing terms or partial repayments of its outstanding long-term debt. As of June 30, 2025, our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of June 30, 2025, we had $350.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of our 2030 Senior Notes are exposed to interest rate risk. Generally, the fair value of the 2030 Senior Notes will increase as interest rates fall and decrease as interest rates rise.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice, video communications, messaging and contact center solutions by businesses, as compared to email and other data-based methods. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. Currently, we derive a majority of our revenues from subscriptions to RingEX (formerly RingCentral MVP), and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality, such as RingCX, AI Receptionist, RingSense and RingCentral Events that enhance or are beyond the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. For example, we and our peers and competitors continue to invest significantly in AI (including machine learning and large language models). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products will enhance or be beneficial to our business. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to compete effectively, renew our subscriptions with existing customers, increase our subscription revenues from our existing customers, and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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
The policies pursued by the current U.S. administration could lead to changes in economic conditions or economic uncertainties in the United States and globally. Any such changes or uncertainties, including in international trade relations, legislation and regulations (including those related to taxation and importation), or economic and monetary policies, could result in heightened diplomatic tensions or political and civil unrest, among other potential impacts, and have a material adverse effect on the global economy as a whole and/or our business, or may require us to significantly modify one or more of our current business practices.
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
Many of our current and potential competitors have longer operating histories, significantly greater resources and/or name recognition, more diversified offerings, greater international presence, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Our competitors may be able to adopt more aggressive pricing policies and promotions and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of our competitors have in the past and may choose in the future to sacrifice revenues and/or profitability to gain market share by offering their services at lower prices or for free, or offering alternative pricing models, such as “freemium” pricing or free “service credits.” Our competitors may also offer bundled service arrangements that provide more complete service offerings with other functionality that we do not offer (such as broadband), thereby making them more attractive to potential customers despite the technical merits or advantages of our platform. Competition could result in a decrease to our prices, increase customer acquisition costs, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share, any or all of which could materially and adversely affect our revenues and growth.
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
We believe that continuing to strengthen our current brand will be critical to achieving widespread acceptance of our subscriptions and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising has been increasing and may continue to increase. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. In addition, if we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their subscriptions. Many of our customers also participate in social media and online blogs about Internet-based software solutions, including our subscriptions, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. Any unfavorable publicity or perception of our platform, including from our AI products and features, could also adversely affect our reputation and our ability to attract and retain customers. Our reputation and business may be harmed by news or social media coverage, including but not limited to coverage that presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information. If we fail to sufficiently invest in, promote and maintain our brand, our business could be materially and adversely affected.
We depend largely on the continued services of our senior management and other highly-skilled employees, and if we are unable to hire, retain, manage and motivate our employees, we may not be able to grow effectively and our business, results of operations and financial condition could be adversely affected.
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees, whether in the past or in the future, could significantly delay or prevent the achievement of our business, financial, developmental and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience, and effort of our co-founder, Chairman and Chief Executive Officer, Vladimir Shmunis, who has provided our strategic direction for over 25 years and has built and maintained what we believe is an attractive workplace culture. Any future changes resulting from the hiring or departure of executives could disrupt our business and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. Our executive officers and other senior management personnel work for us on an “at-will” basis and any of them may therefore terminate employment with us at any time with limited or no advance notice. The replacement of any current or future senior management personnel could involve significant time and costs, and any such loss could significantly delay or prevent the achievement of our business objectives.
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
It is critical to our business that our sensitive information and that of our employees, strategic partners, GSPs, channel partners and customers remains secure and that our customers perceive that this information is secure. Information security incidents have in the past, and may in the future, result in unauthorized access to, loss or unavailability of, or unauthorized disclosure or other processing of such information. Any actual or perceived cybersecurity breach or incident could expose us to litigation, indemnity obligations, government notification and investigations or other proceedings, contractual liability, and other possible liabilities, and could result in negative publicity, which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A security breach or incident could also expose us to increased costs, including remediation costs, disruption of operations, or increased cybersecurity protection costs, that may have a material adverse effect on our business. In addition, an actual or perceived security breach or incident of or impacting our customers’ systems can also result in exposure of credentials, unauthorized access to accounts, exposure of their information and data (including CPNI), and fraudulent calls on their accounts, which can have impacts to us similar to those described above. Any actual or perceived security breach or incident of or impacting our partners’ or vendors’ systems can result in similar impacts.

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
We have incorporated a number of AI-powered features into our solutions. We use internally developed and third-party developed machine learning and AI technologies and we are making further investments in expanding our AI capabilities. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving legal and regulatory landscape. The successful integration of new and emerging AI technologies, such as generative AI, automated speech recognition, text-to-speech and natural language processing into our platforms and solutions will require additional investment, and the development of new approaches and processes, which will be costly and increase our expenses.
Further, the incorporation of AI-powered features into our solutions will subject us to new or enhanced governmental or regulatory scrutiny, privacy, data protection, intellectual property, and information security laws, litigation, including class action suits, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. Certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may add compliance requirements or challenges to our use of AI technologies. These obligations have in the past and may in the future make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, subject us to litigation, require us to change our business practices, or prevent or limit our use of AI technologies. For example, the FTC has required some companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Additionally, intellectual property ownership and license rights, including copyright, surrounding AI technologies are new, evolving, and have not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we and our third-party developers configure and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. In addition, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.
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
Federal Regulation
RingCentral’s voice products are regulated by the Federal Communications Commission (“FCC”) as interconnected VoIP services, and RingCentral provides other communications services, such as videoconferencing and fax, that may also be subject to FCC regulation. As a communications service provider, we are subject to existing or potential FCC regulations relating to privacy and data protection, disability access, porting of numbers, cooperation with law enforcement, emergency dialing, wiretapping, outage reporting, call authentication, anti-fraud measures, robocalling and robotexting and junk faxes, Federal Universal Service Fund (“USF”) contributions, and other requirements and regulations. The FCC reclassification of our interconnected VoIP services as Telecommunications Services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to enforcement actions, fines, loss of authorizations, and possibly restrictions on our ability to provide our services. Any enforcement action by the FCC, which may be a public process, could result in significant fines, hurt our reputation in the industry, and/or have a material adverse impact on our revenues. In some cases, actions by our customers, vendors or agents could result in liability for RingCentral under federal and/or state laws or regulations, either through enforcement by regulatory agencies, state attorneys general, or through private actions. Some of our practices have been and may in the future be challenged under electronic communications privacy laws, such as when we process customer information in connection with providing our services, including AI-powered services, and subject us to litigation (including class-action claims).
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
Data protection laws in the U.S. and abroad give consumers and businesses rights to control the processing of personal data, including the right to opt-out of the sale, sharing, or certain uses of their data and to which countries their data may be transferred. In the U.S., we could be subject to enforcement actions if the FTC or state attorneys general have reason to believe we have engaged in unfair or deceptive privacy or data security practices. Sector specific laws applicable to personal health data, including HIPAA, personal data processed on behalf of financial institutions, data about minors, and personal data processed in the course of providing communications services impose compliance costs and create regulatory risks. Omnibus privacy laws applicable abroad and in an increasing number of U.S. states may apply to RingCentral’s processing in those jurisdictions. In addition, many data protection laws outside the United States prohibit or impose burdens on the transfer of personal data to countries, including the U.S., that have been deemed not to provide adequate privacy protections. Our obligations under these laws and regulations may be unclear, compliance can be costly, and penalties for non-compliance can be substantial. Furthermore, if third parties we work with, such as vendors or developers, make misrepresentations, violate applicable laws and regulations or our policies, such misrepresentations and violations have in the past and may in the future also put our users’ data at risk and could in turn have an adverse effect on our business. Increasingly, jurisdictions in which RingCentral does business are regulating digital services and emerging technologies such as AI in ways that go beyond traditional privacy and data protection legislation. The impact of this regulatory activity on the overall industry, business models and our operations are uncertain and could result in changed or new operational and administrative costs that could have an adverse effect on our business, financial condition, and results of operations.
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
Regulation of personal information is evolving, and new laws could further impact how we handle personal information and/or could require us to incur additional compliance costs, either or both of which could have an adverse impact on our operations. The scope and status of these obligations and restrictions is uncertain, changing, subject to differing interpretations, and may be inconsistent from jurisdiction to jurisdiction. As implementation and enforcement of these existing and new laws and regulations progress, we could experience additional costs associated with increased compliance burdens and contractual obligations, be required to localize certain personal data, and/or be at risk for increased regulatory fines or damages. Failure by us, our vendors, or our agents to comply with obligations and restrictions related to data privacy, data protection, and security in any jurisdiction in which we operate has in the past and may in the future subject us to lawsuits, including class action suits, and could subject us to regulatory investigations, substantial fines, sanctions, civil and criminal penalties, damages (including statutory damages), consent decrees, injunctions, adverse publicity, reputational damage, and other losses. For example, plaintiffs have become increasingly more active in bringing privacy-related and AI claims and class claims against companies, including us. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Further, our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations, and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand. Even the perception of privacy-related concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.

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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. As of June 30, 2025, our intellectual property portfolio included 490 issued patents, including patents acquired from strategic partnership transactions, which expire between 2025 and 2043. As of June 30, 2025, we also had 82 patent applications pending examination in the U.S. and 27 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be invalidated or may be circumvented by others. Further, we have in the past and may in the future “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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
As of June 30, 2025, we had $609.1 million principal amount of our 0% convertible senior notes due 2026 (the “2026 Convertible Notes”) outstanding and $350.0 million principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes” and, together with the 2026 Convertible Notes, the “Notes”) outstanding. As of June 30, 2025, we had no amounts outstanding under our Revolving Credit Facility and $310.0 million principal outstanding under our Term Loan. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, as amended, including up to $225.0 million under our existing Revolving Credit Facility, and up to $350.0 million of Term Loan commitments available for draw until March 31, 2026.
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
On February 14, 2023, we entered into a Credit Agreement among us, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended, the “Credit Agreement”). As of June 30, 2025, we had no amounts outstanding under our Revolving Credit Facility, $310.0 million principal outstanding under our Term Loan, and $350.0 million of Term Loan Commitments available for draw until March 31, 2026. Any drawdown under the Credit Agreement is subject to compliance with the restrictive covenants contained in the Senior Notes Indenture.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of June 30, 2025, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may elect to terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the Notes. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. Refer to Note 5 – Long-Term Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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

Our Class B Common Stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of June 30, 2025, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 54% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the dual class structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Our board of directors has authorized a share repurchase program. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash. Under this program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. This program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. During the six months ended June 30, 2025, we repurchased approximately $82.1 million of our Class A Common Stock under this program. The timing and number of any future shares repurchased under this program will be determined by our management and will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review this program periodically and may authorize adjustments of its terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. This program could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. This program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. We are currently evaluating the full impact of the OBBB Act on us. In addition, certain jurisdictions, such as the United Kingdom and France, have enacted a digital services tax on revenues derived from digital activities in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws in the future, including in response to new or additional U.S. tariffs.
Many countries, including the United States, and organizations such as the Organisation for Economic Cooperation and Development (the “OECD”) are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. For example, in 2021, the OECD announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from the digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules (“Pillar Two”) that provide for a global minimum tax rate of 15% for certain large multinational companies. Pillar Two has been implemented into the domestic laws of the European Union (the “EU”) Member States, among other jurisdictions, and is being considered for implementation by other countries. The Pillar Two legislative changes, when enacted by various countries in which we do business, are not anticipated to have a material impact on our tax liabilities. Additionally, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. We will continue to monitor legislative and regulatory developments to assess the potential impacts that Pillar Two and any retaliatory taxes or actions may have on our business, operating results and financial condition. Any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by these or other developments or changes in law.
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
As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) of $1.4 billion, which do not expire. Additionally, we have state NOLs of $1.2 billion that began to expire in 2024. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these NOLs and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our reported financial condition and results of operations.
In addition to the potential carryforward limitations described above, under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), as amended, our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. In addition, in June 2024, California enacted legislation that limits the use of NOLs and tax credits for taxable years beginning on or after January 1, 2024, and before January 1, 2027, which may adversely affect our company if we earn taxable income in the impacted tax years.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended June 30, 2025 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
Balance as of March 31, 2025				$218,150
April 1, 2025 to April 30, 2025	519,869	$23.54	519,869	205,950
May 1, 2025 to May 31, 2025	—	$—	—	205,950
June 1, 2025 to June 30, 2025	736,480	$27.15	736,480	185,965
Balance as of June 30, 2025	1,256,349		1,256,349	$185,965
(1)On July 30, 2025, our board of directors further increased this authorization to $500.0 million, subject to certain limitations. The authorizations under these programs do not expire. Refer to Note 9, Stockholders’ Deficit in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following director adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On May 22, 2025, Robert Theis, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 5,610 shares of Class A common stock. The number of shares that may be sold under the trading arrangement may also be increased by the number of shares of the company’s Class A common stock, if any (not yet determinable), that are awarded to Mr. Theis under the company’s non-employee director compensation program during the term of the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 8, 2027 or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

Chief Financial Officer Transition

We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):

On August 5, 2025, the Company announced the appointment of Vaibhav Agarwal as the Chief Financial Officer of the Company, effective immediately. Mr. Agarwal will succeed Abhey Lamba who resigned from his position as Chief Financial Officer on August 5, 2025. Mr. Lamba’s departure is not the result of any disagreement with the Company or its board of directors regarding its financial results, accounting principles, financial statement disclosures, or any matter relating to the Company’s operations, policies or practices.

Mr. Agarwal, age 49, has served as our Chief Transformation Officer since February 2025 and Deputy Chief Financial Officer since May 2022. He previously served as interim Chief Financial Officer in November 2024 and from January 2022 to May 2022, as Chief Accounting Officer from April 2019 to February 2025, and as Corporate Controller from July 2016 to April 2019. Mr. Agarwal is a Chartered Accountant from India and a Certified Public Accountant (Inactive) in California.

In connection with his appointment as Chief Financial Officer, Mr. Agarwal signed a supplemental offer letter (the “Supplemental Offer Letter”) that provides for the immediate grant of time-based restricted stock units that cover shares of the Company’s Class A common stock having an aggregate value of $2,000,000 (the “Equity Grant”). The Equity Grant will vest as follows: provided Mr. Agarwal remains a service provider of the Company through the applicable vesting date, one-quarter of the Equity Grant will vest on September 1, 2027 and, thereafter, one-eighth of the Equity Grant will vest in equal quarterly installments on each quarterly vesting date (first trading day on or after March 1, June 1, September 1 and December 1 of each year). The other material terms of Mr. Agarwal’s compensation will remain unchanged. The foregoing description is a summary of the material terms of the Supplemental Offer Letter, does not purport to be complete, and is qualified in its entirety by reference to the Supplemental Offer Letter, a copy of which is filed hereto as Exhibit 10.2.

The Company has previously entered into its standard form of indemnification agreement with Mr. Agarwal, a copy of which is filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Other than the indemnification agreement described in the preceding sentence, Mr. Agarwal has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S‑K promulgated under the Securities Exchange Act of 1934, as amended, nor are any such transactions currently proposed. There are no family relationships between Mr. Agarwal and any director or executive officer of the Company.

Mr. Lamba will continue to serve as an executive advisor and provide transition services, as required, to the Company through December 31, 2025 pursuant to the terms of a transition agreement and release with the Company (the “Consulting Agreement”). Mr. Lamba will be paid approximately $290,000 per month for his services and upon providing a supplemental release of claims, subject to certain payment terms. All of Mr. Lamba’s unvested equity awards were cancelled as of August 5, 2025. The foregoing description is a summary of the material terms of the Consulting Agreement, does not purport to be complete, and is qualified in its entirety by reference to the Consulting Agreement, a copy of which is filed hereto as Exhibit 10.3.
Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1+	2025 Merit Focal Letter by and between the Registrant and Vaibhav Agarwal, dated May 20, 2025.	Filed herewith
10.2+	Supplemental Offer Letter by and between the Registrant and Vaibhav Agarwal, dated August 4, 2025.	Filed herewith
10.3+	Consulting Agreement by and between the Registrant and Abhey Lamba, dated August 5, 2025.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101
The following financial information from RingCentral Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

RingCentral, Inc.

Date: August 7, 2025	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Tarun Arora
Tarun Arora
Chief Accounting Officer (Principal Accounting Officer)