Form 10-Q
period 2025-09-30
RingCentral, Inc.
filed 2025-11-05
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of October 28, 2025, there were 76,760,177 shares of Class A Common Stock issued and outstanding and 9,804,538 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$145,371	$242,811
Accounts receivable, net	381,448	386,252
Deferred and prepaid sales commission costs	171,044	182,615
Prepaid expenses and other current assets	64,634	59,444
Total current assets	762,497	871,122
Property and equipment, net	186,121	180,650
Operating lease right-of-use assets	33,443	46,463
Deferred and prepaid sales commission costs, non-current	263,586	325,198
Goodwill	98,087	82,986
Acquired intangibles, net	169,577	258,526
Other assets	15,872	14,928
Total assets	$1,529,183	$1,779,873
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$36,646	$21,866
Accrued liabilities	282,835	283,799
Current portion of long-term debt, net	623,798	181,252
Deferred revenue	262,078	261,882
Total current liabilities	1,205,357	748,799
Long-term debt, net	633,112	1,347,881
Operating lease liabilities	16,887	29,733
Other long-term liabilities	8,133	4,930
Total liabilities	1,863,489	2,131,343

Commitments and contingencies (Note 9)
Series A convertible preferred stock	199,449	199,449

Stockholders’ deficit
Common stock	9	9
Additional paid-in capital	1,201,588	1,215,377
Accumulated other comprehensive income (loss)	1,648	(8,881)
Accumulated deficit	(1,737,000)	(1,757,424)
Total stockholders’ deficit	(533,755)	(550,919)
Total liabilities, temporary equity and stockholders’ deficit	$1,529,183	$1,779,873
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Subscriptions	$615,821	$582,970	$1,804,661	$1,707,515
Other	22,834	25,795	66,448	78,368
Total revenues	638,655	608,765	1,871,109	1,785,883
Cost of revenues
Subscriptions	153,938	150,864	457,821	442,621
Other	26,388	29,320	81,905	84,712
Total cost of revenues	180,326	180,184	539,726	527,333
Gross profit	458,329	428,581	1,331,383	1,258,550
Operating expenses
Research and development	79,908	84,144	239,430	244,422
Sales and marketing	281,558	276,976	820,041	819,193
General and administrative	66,056	64,170	193,802	207,902
Total operating expenses	427,522	425,290	1,253,273	1,271,517
Income (loss) from operations	30,807	3,291	78,110	(12,967)
Other income (expense), net
Interest expense	(13,940)	(16,393)	(46,521)	(48,668)
Other income (expense)	179	1,073	(3,239)	12,820
Other expense, net	(13,761)	(15,320)	(49,760)	(35,848)
Gain (loss) before income taxes	17,046	(12,029)	28,350	(48,815)
(Benefit from) provision for income taxes	(513)	(4,176)	7,926	2,285
Net income (loss)	$17,559	$(7,853)	$20,424	$(51,100)
Net income (loss) per common share
Basic	$0.19	$(0.09)	$0.23	$(0.55)
Diluted	$0.19	$(0.09)	$0.22	$(0.55)
Weighted-average number of shares used in computing net income (loss) per share
Basic	90,141	91,892	90,619	92,590
Diluted	91,964	91,892	92,311	92,590
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$17,559	$(7,853)	$20,424	$(51,100)
Other comprehensive income (loss)
Foreign currency translation adjustments	(828)	9,122	15,776	5,069
Unrealized loss on derivative instruments	(122)	(10,153)	(5,247)	(2,930)
Total other comprehensive income (loss)	(950)	(1,031)	10,529	2,139
Comprehensive income (loss)	$16,609	$(8,884)	$30,953	$(48,961)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2024	90,718	$9	$1,215,377	$(8,881)	$(1,757,424)	$(550,919)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,556	—	(1,904)	—	—	(1,904)
Repurchases of common stock	(1,822)	—	(50,036)	—	—	(50,036)
Share-based compensation	—	—	70,671	—	—	70,671
Other comprehensive income	—	—	—	1,319	—	1,319
Net loss	—	—	—	—	(10,328)	(10,328)
Balance as of March 31, 2025	90,452	9	1,234,108	(7,562)	(1,767,752)	(541,197)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,718	—	7,397	—	—	7,397
Repurchases of common stock	(1,212)	—	(32,185)	—	—	(32,185)
Share-based compensation	—	—	56,045	—	—	56,045
Other comprehensive income	—	—	—	10,160		10,160
Net income	—	—	—	—	13,193	13,193
Balance as of June 30, 2025	90,958	9	1,265,365	2,598	(1,754,559)	(486,587)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,463	—	(4,736)	—	—	(4,736)
Issuance of common stock in connection with strategic partnership arrangement		—		—	—	—
Repurchases of common stock	(3,907)	—	(116,614)	—	—	(116,614)
Share-based compensation	—	—	57,573	—	—	57,573
Other comprehensive loss	—	—	—	(950)	—	(950)
Net income	—	—	—	—	17,559	17,559
Balance as of September 30, 2025	88,514	$9	$1,201,588	$1,648	$(1,737,000)	$(533,755)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2023	93,467	$9	$1,204,781	$(8,223)	$(1,699,136)	$(502,569)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,765	—	(2,020)	—	—	(2,020)
Issuance of common stock in connection with strategic partnership arrangement	255	—	7,972	—	—	7,972
Repurchases of common stock	(2,364)	—	(80,635)	—	—	(80,635)
Share-based compensation	—	—	80,268	—	—	80,268
Other comprehensive income	—	—	—	3,110	—	3,110
Net loss	—	—	—	—	(28,494)	(28,494)
Balance as of March 31, 2024	93,123	9	1,210,366	(5,113)	(1,727,630)	(522,368)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,941	—	7,896	—	—	7,896
Repurchases of common stock	(2,534)	—	(78,854)	—	—	(78,854)
Share-based compensation	—	—	79,764	—	—	79,764
Other comprehensive income	—	—	—	60	—	60
Net loss	—	—	—	—	(14,753)	(14,753)
Balance as of June 30, 2024	92,530	9	1,219,172	(5,053)	(1,742,383)	(528,255)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,433	—	(1,209)	—	—	(1,209)
Repurchases of common stock	(2,645)	—	(83,591)	—	—	(83,591)
Share-based compensation	—	—	76,589	—	—	76,589
Other comprehensive loss	—	—	—	(1,031)	—	(1,031)
Net loss	—	—	—	—	(7,853)	(7,853)
Balance as of September 30, 2024	91,318	$9	$1,210,961	$(6,084)	$(1,750,236)	$(545,350)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$20,424	$(51,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	166,402	167,557
Share-based compensation	206,049	258,607
Asset write-down charge	11,440	—
Amortization of deferred and prepaid sales commission costs	123,003	120,685
Amortization of debt discount and issuance costs	3,553	3,112
Loss on early extinguishment of debt	4,988	—
Reduction of operating lease right-of-use assets	18,684	15,329
Provision for bad debt	13,605	4,852
Other	(3,062)	(11,762)
Changes in assets and liabilities:
Accounts receivable	(7,298)	(36,219)
Deferred and prepaid sales commission costs	(78,136)	(99,238)
Prepaid expenses and other assets	(1,196)	15,592
Accounts payable	12,500	(17,473)
Accrued and other liabilities	(4,852)	(24,461)
Deferred revenue	(298)	18,709
Operating lease liabilities	(17,368)	(13,796)
Net cash provided by operating activities	468,438	350,394
Cash flows from investing activities
Purchases of property and equipment	(22,113)	(18,617)
Capitalized internal-use software	(42,242)	(40,858)
Cash paid for business combination, net of cash acquired	(20,754)	(26,291)
Purchases of intangible assets	—	(2,540)
Net cash used in investing activities	(85,109)	(88,306)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	9,064	10,000
Payments for taxes related to net share settlement of equity awards	(8,307)	(5,333)
Payments for repurchases of common stock	(199,036)	(244,996)
Payments for the settlement of convertible notes	(161,326)	—
Repayments of principal on term loan	(63,875)	(15,000)
Repurchases of principal on senior notes	(53,903)	—
Payments for fees on long-term debt	(6,637)	(4,308)
Repayments for financing obligations	(633)	(3,085)
Payments for contingent consideration	—	(10,345)
Net cash used in financing activities	(484,653)	(273,067)
Effect of exchange rate changes	3,884	1,436
Net decrease in cash, cash equivalents, and restricted cash	(97,440)	(9,543)
Cash, cash equivalents, and restricted cash
Beginning of period	242,811	222,195
End of period	$145,371	$212,652
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$49,617	$52,921
Cash paid for income taxes, net of refunds	$10,295	$13,519
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$6,095	$4,883
Indemnity holdback consideration	$3,000	$7,972
Contingent consideration	$2,000	$—
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
RingCentral, Inc. (the “Company”) is an agentic voice AI–powered cloud business communication services provider, delivering an integrated platform for business phone, SMS, contact center, workforce engagement management, video collaboration, and messaging. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.
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
The Company’s significant accounting policies are described in Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2025.
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
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions for the three and nine months ended September 30, 2025 and 2024, and no material amounts payable to or amounts receivable from related parties as of September 30, 2025 and December 31, 2024.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company currently plans to adopt ASU 2023-09 prospectively. Adoption of ASU 2023-09 will expand the Company’s income tax disclosures, and is not expected to have a material impact on the Company's results of operations, financial position or liquidity.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim financial statements. This ASU also requires disclosure of the total amount of selling expenses and our definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 will have on its financial statement disclosures.
In July 2025, the FASB issued Accounting Standards Update No. 2025-05: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), providing a practical expedient to calculating current expected credit losses for current accounts receivable and contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This update is effective for annual reporting periods beginning after December 15, 2025 and for interim periods within those annual periods, and is applied prospectively. The adoption of ASU 2025-05 is not expected to have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of adopting ASU 2025-06 will have on its financial statements.
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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Primary geographical markets
North America	89%	89%	89%	90%
Others	11	11	11	10
Total revenues	100%	100%	100%	100%

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company derived over 90% of subscription revenues from RingEX and RingCentral contact center solutions for the three and nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025 and 2024, RingCentral contact center solutions represented over 10% of total revenues.
Deferred revenue
During the three and nine months ended September 30, 2025, the Company recognized revenue of $26.2 million and $239.4 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of September 30, 2025 that has not yet been recognized was approximately $2.6 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 54% of this balance over the next 12 months and 46% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $11.4 million and $12.8 million for the three months ended September 30, 2025 and 2024, respectively, and $35.0 million and $38.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash	$140,000	$128,308
Money market funds	5,371	114,503
Total cash and cash equivalents	$145,371	$242,811
As of September 30, 2025 and December 31, 2024, the cash balance includes $8.3 million and $7.4 million, respectively, in restricted cash held as a bank deposit for the issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable	$293,110	$300,805
Unbilled accounts receivable	106,085	100,578
Allowance for doubtful accounts	(17,747)	(15,131)
Accounts receivable, net	$381,448	$386,252
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$39,269	$39,858
Inventory	885	1,243
Other current assets	24,480	18,343
Total prepaid expenses and other current assets	$64,634	$59,444

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer hardware and software	$270,795	$252,961
Internal-use software development costs	361,804	314,944
Furniture and fixtures	8,875	8,965
Leasehold improvements	10,013	12,367
Total property and equipment, gross	651,487	589,237
Less: accumulated depreciation and amortization	(465,366)	(408,587)
Property and equipment, net	$186,121	$180,650
Total depreciation and amortization expense related to property and equipment was $21.9 million and $21.1 million for the three months ended September 30, 2025 and 2024, respectively, and $65.1 million and $64.5 million for the nine months ended September 30, 2025 and 2024, respectively.
A summary of activity of the Company’s carrying value of goodwill during the nine months ended September 30, 2025 is presented in the following table (in thousands):

Balance as of December 31, 2024	$82,986
Acquisitions (Note 7)	12,550
Foreign currency translation adjustments	2,551
Balance as of September 30, 2025	$98,087
The carrying values of intangible assets are as follows (in thousands):

		September 30, 2025			December 31, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	3.3 years	$60,667	$32,345	$28,322	$51,312	$25,833	$25,479
Developed technology	1.2 years	784,163	642,908	141,255	779,794	546,747	233,047
Total acquired intangible assets		$844,830	$675,253	$169,577	$831,106	$572,580	$258,526
Amortization expense from acquired intangible assets for the three months ended September 30, 2025 and 2024 was $34.6 million and $33.5 million, respectively, and $101.3 million and $103.1 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2025 (remaining)	$34,144
2026	114,636
2027	9,519
2028 onwards	11,278
Total estimated amortization expense	$169,577

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$48,707	$47,415
Accrued sales, use, and telecom related taxes	51,900	55,699
Accrued marketing and sales commissions	34,465	36,391
Operating lease liabilities, short-term	21,680	20,445
Other accrued expenses	126,083	123,849
Total accrued liabilities	$282,835	$283,799
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $41.1 million and $41.6 million for the three months ended September 30, 2025 and 2024, respectively, and $123.0 million and $120.7 million for the nine months ended September 30, 2025 and 2024, respectively. There was no impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
The Company evaluates the recoverability of its deferred and prepaid sales commission balance whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. During the three months ended September 30, 2025, the Company recorded a non-cash asset write-down charge of $11.4 million pursuant to an updated partner arrangement, in sales and marketing expense in the accompanying Condensed Consolidated Statements of Operations.
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
The financial instruments carried at fair value were determined using the following inputs (in thousands):

	Fair Value at September 30, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,371	$5,371	$—	$—
Accrued liabilities:
Interest rate swap derivatives	$606	$—	$606	$—
Contingent consideration	$1,111	$—	$—	$1,111
Other long-term liabilities:
Interest rate swap derivatives	$2,795	$—	$2,795	$—
Contingent consideration	889	—	—	889

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$114,503	$114,503	$—	$—
Other assets:
Interest rate swap derivatives	$2,367	$—	$2,367	$—
Other long-term liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, accrued liabilities and other liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of September 30, 2025, the fair value of the 0% convertible senior notes due 2026 (the “2026 Convertible Notes”) was approximately $594.4 million. The fair value for the 2026 Convertible Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of September 30, 2025, the carrying amount of the term loan (the “Term Loan”) was $306.1 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of September 30, 2025, the fair value of the 8.50% senior notes due 2030 (the “2030 Senior Notes”) was approximately $374.5 million. The fair value for the 2030 Senior Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Fair Value of Derivative Instruments
The Company’s interest rate swap derivative, which is considered as Level 2 in the fair value hierarchy, is valued using a discounted cash flow model that utilizes observable inputs including forward interest rate data at the measurement date.
Fair Value of Contingent Consideration
The contingent consideration as presented in the fair value table above is related to the Company’s acquisition in the third quarter of 2025, and represents the future potential earn-out payments based on the achievement of specified performance targets. The fair value of the contingent consideration liability was determined using significant unobservable inputs including the discount rate and projected revenues. This liability is also classified as Level 3 within the fair value hierarchy.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	September 30, 2025	December 31, 2024
2030 Senior Notes	Aug 15, 2030	$350,000	$400,000
Term Loan under Credit Agreement (1)	Sep 11, 2030	306,125	370,000
Revolving Credit Facility under Credit Agreement (2)	Sep 11, 2030	—	—
2026 Convertible Notes	Mar 15, 2026	609,065	609,065
2025 Convertible Notes (3)	Mar 1, 2025	—	161,326
Total principal amount		1,265,190	1,540,391
Less: unamortized debt discount and issuance costs on long-term debt		(8,280)	(11,258)
Less: current portion of long-term debt, net (4)		(623,798)	(181,252)
Net carrying amount of long-term debt		$633,112	$1,347,881

(1)The Company has $650.0 million available for drawdown under the Term Loan as of September 30, 2025.
(2)The Company has $305.0 million available for borrowing under the Revolving Credit Facility as of September 30, 2025.
(3)The Company settled the remaining $161.3 million principal of the 2025 Convertible Notes in cash on the original maturity date in March 2025.
(4)As of September 30, 2025, the current portion of long-term debt, net, consists of the $608.3 million net carrying amount of the 2026 Convertible Notes and $15.5 million in expected principal payments due on the Term Loan. The Term Loan requires quarterly principal payments of 1.25% of the refinanced $310.0 million principal amount drawn, with balance due at maturity.
The following table sets forth the future minimum principal payments for long-term debt as of September 30, 2025 (in thousands):

	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2025 remaining	$—	$3,875	$—	$3,875
2026	609,065	15,500	—	624,565
2027	—	15,500	—	15,500
2028	—	15,500	—	15,500
2029 onwards	—	255,750	350,000	605,750
Total principal amount	$609,065	$306,125	$350,000	$1,265,190
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2025, the carrying value of the outstanding 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $344.6 million, and the Company was in compliance with all covenants under the Senior Notes Indenture. The effective interest rate on the 2030 Senior Notes was 8.9% as of September 30, 2025.
Credit Agreement
In February 2023, the Company entered into a credit agreement with certain lenders, from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended from time to time, the “Credit Agreement”), providing for a $400.0 million Term Loan (the “Term Loan”) and $200.0 million revolving credit facility (the “Revolving Credit Facility”). In the second quarter of 2023, the Company drew down the initial $400.0 million Term Loan and used the proceeds to repurchase a portion of the Company’s 0% convertible senior notes that were due in 2025 (the “2025 Convertible Notes”). The credit facilities were subsequently amended in 2023 and 2024 to increase the Term Loan by $350.0 million and the Revolving Credit Facility from $200.0 million to $225.0 million, which remain available to be drawn. The Company made an early principal repayment of $50.0 million of the drawn Term Loan during the quarter ended June 30, 2025, in addition to the required quarterly principal payments, reducing the outstanding Term Loan balance to $310.0 million at the beginning of the third quarter of 2025.
The credit facilities were amended in September 2025 to refinance the outstanding $310.0 million Term Loan and increase the delayed draw Term Loan commitments by $300.0 million to a total of $650.0 million, and to increase the Revolving Credit Facility to a total of $305.0 million. The proceeds from the undrawn Term Loan and Revolving Credit Facility can be used for repurchase of the Company’s convertible notes, share repurchases, working capital and general corporate purposes.
The $650.0 million of the Term Loan remains available for draw until March 15, 2026, thereafter, Term Loan available to draw shall be reduced to $325.0 million through June 30, 2026, thereafter, Term Loan available to draw shall be reduced to $162.5 million through September 30, 2026. Additionally, the $305.0 million Revolving Credit Facility commitments remains available for draw until September 11, 2030, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable. The Company will continue to pay a quarterly ticking fee of 0.30% per annum on the daily unused amount of the Term Loan and up to 0.35% per annum on the daily unused amount of the Revolving Credit Facility commitments until the earlier of the funding or the end of the availability period. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants in the Senior Notes Indenture.
The credit facilities are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors. If on the date that is 91 days prior to the final scheduled maturity date of the 2026 Convertible Notes (defined below), the 2026 Convertible Notes are in an aggregate principal amount outstanding that exceeds an amount equal to 50% of last twelve months EBITDA, calculated as set forth in the Credit Agreement and available liquidity, calculated as the sum of Company unrestricted cash and undrawn commitments under the Credit Agreement, as of such date is less than 125% of the aggregate principal amount of the Convertible Notes that are outstanding on such date, the maturity date of both the Revolving Credit Facility and Term Loan shall automatically be modified to be such date.
Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either: (a) the fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.5% per annum, (iii) an adjusted term Secured Overnight Financing Rate (“SOFR”) determined on the basis of a one-month interest period plus 1.0% and (iv) 1.0%, in each case, plus a margin of between 0.375% and 1.375%; and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 1.375% and 2.375%. The applicable margin in each case is determined based on the Company’s total net leverage ratio and varies between tranches of Term Loans. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.
As of September 30, 2025, the carrying value of the Term Loan, net of unamortized debt discount and issuance costs, was $304.0 million. As of September 30, 2025, the Company incurred $16.8 million of debt issuance costs in connection with the Credit Agreement, of which $12.1 million was capitalized in the Condensed Consolidated Balance Sheets and amortized primarily using the effective interest rate over the term of the Credit Agreement, while the remaining amount was expensed in the period incurred. As of September 30, 2025, the effective interest rate on the Term Loan was 6.2%. As of September 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.

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
As of September 30, 2025, the carrying values of the 2026 Convertible Notes, net of unamortized debt issuance costs, was $608.3 million, and the Company was in compliance with all covenants under the indenture governing the 2026 Convertible Notes (“2026 Convertible Notes Indenture”).
Other Terms of the 2026 Convertible Notes

2026 Convertible Notes
$1,000 principal amount initially convertible into number of the Company’s Class A Common Stock, par value $0.0001	2.3583 shares
Equivalent initial approximate conversion price per share	$424.03
During the three and nine months ended September 30, 2025, the conditions allowing holders of the 2026 Convertible Notes to convert were not met. The 2026 Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in the 2026 Convertible Notes Indenture is satisfied during future measurement periods.
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$12,073	$14,839	$41,014	$44,515
Amortization of debt discount and issuance costs	1,172	1,098	3,553	3,112
Total interest expense related to long-term debt	$13,245	$15,937	$44,567	$47,627
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
As of September 30, 2025, the interest rate swap agreement had a notional amount of $355.0 million, of which $305.0 million remained designated as a cash flow hedge of the Company’s floating-rate debt. During the quarter ended June 30, 2025, $50 million of the swap was dedesignated from hedge accounting following the early repayment of $50.0 million of the Term Loan under the Credit Agreement.
As of September 30, 2025, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $0.5 million. During the three and nine months ended September 30, 2025, the Company reclassified $0.4 million and $0.9 million, respectively, from accumulated other comprehensive income (loss) to earnings as an offset and reduction to interest expense.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Business Combinations
On August 20, 2025, the Company completed its acquisition of 100% of the equity interests of CommunityWFM (“Community”), a cloud-based workforce management platform. The acquisition strengthens RingCentral’s RingCX contact center platform with advanced AI-driven workforce management capabilities and streamlines contact center operations. The total purchase price of $25.8 million, net of cash acquired, of which $20.8 million was paid in cash at closing, $3.0 million was designated as indemnity holdback consideration payable in January 2028, and $2.0 million as acquisition-date fair value of contingent consideration, payable in cash based on the achievement of specified performance targets through January 2028. The transaction was accounted for as a business combination. The preliminary allocation of purchase price based on the estimated fair values included $8.3 million for acquired customer relationships, $4.1 million for developed technology, and $0.8 million for net acquired assets, with the remaining $12.6 million allocated to goodwill. The amortizable intangible assets have a weighted-average useful life of three years. The goodwill recognized is attributable primarily to enhancements to the Company’s contact center product offerings and assembled workforce.
As part of the transaction above, additional contingent consideration of up to $4 million, payable in cash over three years is based on the achievement of specified performance targets and are contingent upon the continued service of the key employees. This potential obligation is accounted for as post-combination compensation expense and is therefore not included in the total purchase price. The expense will primarily be recognized in research and development within the Condensed Consolidated Statements of Operations over the requisite service period.
Note 8. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2025, non-cancelable leases expire on various dates between 2025 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to six years or more. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2025 and December 31, 2024, the balance sheet components of leases were as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets (1)	$33,443	$46,463

Accrued liabilities	21,680	20,445
Operating lease liabilities	16,887	29,733
Total operating lease liabilities	$38,567	$50,178

(1)During the nine months ended September 30, 2025, the Company recorded a non-cash impairment charge of $1.3 million related to the abandonment of one of its leased operating facilities.
The supplemental cash flow information related to operating leases for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$19,325	$15,590

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$4,651	$17,172

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
CIPA Matter
On June 16, 2020, Plaintiff Meena Reuben (“Reuben”) filed a complaint against the Company for a putative class action lawsuit in California Superior Court for San Mateo County. The complaint alleges claims on behalf of a class of individuals for whom, while they were in California, the Company allegedly intercepted and recorded communications between individuals and the Company’s customers without the individual’s consent, in violation of the California Invasion of Privacy Act (“CIPA”) Sections 631 and 632.7. Reuben seeks statutory damages of $5,000 for each alleged violation of Sections 631 and 632.7, injunctive relief, and attorneys’ fees and costs, and other unspecified amount of damages. The parties participated in mediation on August 24, 2021. On September 16, 2021, Reuben filed an amended complaint. The Company filed a demurrer to the amended complaint on October 18, 2021, and a motion for judgment on the pleadings on January 23, 2023. The Court overruled the Company’s demurrer and motion for judgment on the pleadings, and the parties then engaged in discovery. The Company filed a motion for summary judgment (“MSJ”) on February 16, 2024. An evidentiary hearing was held on August 2, 2024 and a hearing on the MSJ was held on October 11, 2024, whereupon, the Court granted the Company’s motion for summary judgment. The Court entered judgment in RingCentral’s favor on November 5, 2024, and the plaintiff filed a notice of appeal on January 6, 2025. On July 21, 2025, the parties entered into a settlement agreement in which the Company agreed to pay the plaintiff in exchange for the dismissal of the action and appeal, and all claims and counterclaims alleged therein, with prejudice. The Company settled the claim and plaintiff abandoned the appeal on August 26, 2025.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following tables summarizes the share repurchase activity of the Company’s Class A Common Stock for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	3,863	$115,924	2,649	$83,186
Amounts for excise tax withholdings and broker’s commissions	—	690	—	405
Total repurchases of common stock	3,863	$116,614	2,649	$83,591
The following tables summarizes the share repurchase activity of the Company’s Class A Common Stock for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	6,941	$198,073	7,473	$242,271
Amounts for excise tax withholdings and broker’s commissions	—	762	—	809
Total repurchases of common stock	6,941	$198,835	7,473	$243,080
As of September 30, 2025, approximately $384.1 million remained authorized and available under the Company’s share repurchase programs for future share repurchases. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three and nine months ended September 30, 2025 and 2024, the Company included the applicable excise tax withholdings and/or broker’s commissions in additional paid-in capital as part of the cost basis of repurchased stock. A corresponding liability for excise taxes payable was recorded in accrued liabilities on the Condensed Consolidated Balance Sheets.
The following table summarizes the number of shares of the Company’s Class A Common Stock repurchased and settled under share repurchase programs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Repurchases under share repurchase programs	3,863	2,649	6,941	7,473
Repurchases unsettled during period	—	(48)	—	(48)
Prior-period share repurchases settled during period	44	44	—	118
Total repurchases of common stock settled	3,907	2,645	6,941	7,543

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$4,165	$7,222	$14,568	$23,138
Research and development	15,786	19,702	47,361	57,999
Sales and marketing	26,771	34,951	87,366	101,740
General and administrative	17,977	21,784	56,754	75,730
Total share-based compensation expense	$64,699	$83,659	$206,049	$258,607
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee stock purchase plan rights (“ESPP”)	$897	$1,030	$3,716	$4,733
Performance stock units (“PSUs”)	4,266	2,540	19,995	14,914
Restricted stock units (“RSUs”)	59,536	80,089	182,338	238,960
Total share-based compensation expense	$64,699	$83,659	$206,049	$258,607
Equity Incentive Plans
As of September 30, 2025, a total of 14,429,616 shares remained available for grant under the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of September 30, 2025, there was a total of $0.6 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.1 years. As of September 30, 2025, a total of 7,095,902 shares were available for issuance under the ESPP.
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of September 30, 2025, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	8,306	$42.09	$290,799
Granted	5,174	29.38
Released	(4,646)	41.17
Canceled/Forfeited	(1,298)	36.99
Outstanding as of September 30, 2025	7,536	$34.82	$213,559

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over two or four years.
As of September 30, 2025, there was a total of $182.4 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.7 years.
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
For the majority of the PSUs granted, the number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the achievement of the different performance and market conditions over the respective measurement period. The PSUs generally vest over a two to three-year period.
As of September 30, 2025, there was a total of $24.5 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 0.9 years.
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions. During the three and nine months ended September 30, 2025, the Company issued 404,855 and 1,120,352, respectively, under the employee equity bonus plans. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of September 30, 2025 was approximately $3.5 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan.
Note 12. Income Taxes
The (benefit from) provision for income taxes was $(0.5) million and $(4.2) million for the three months ended September 30, 2025 and 2024, respectively, and $7.9 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Beginning in 2022, the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017 eliminated the option to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead required all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. The One Big Beautiful Bill Act (or “OBBB Act”), enacted on July 4, 2025, revised these rules, permitting the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025 but expenditures attributable to research and development conducted outside the U.S. must continue to be capitalized and amortized over fifteen years. The OBBB Act also provides the option to accelerate the amortization of any remaining unamortized U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2022, and before January 1, 2025, over a one or two year period beginning with the first taxable year beginning after December 31, 2024. Based on the initial review of the OBBB Act, the Company expects 2025 US cash taxes will decrease without any material impact on its effective tax rate. The Company is continuing to evaluate the provisions of the OBBB Act and its impact on its financial position, results of operations and cash flows, including the expected tax benefits that may arise from the implementation of this new law.
The Company has recorded current U.S. income benefit from and tax expense of $(1.7) million and $2.9 million for the three and nine months ended September 30, 2025.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, except with respect to the U.K. deferred tax assets, the Company does not believe it is more likely than not that certain net deferred tax assets will be realizable. Accordingly, the Company continues to provide a full valuation allowance against the entire domestic net deferred tax assets as of September 30, 2025 and December 31, 2024. The Company intends to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and nine months ended September 30, 2025, there were no material changes to the total amount of unrecognized tax benefits.
Note 13. Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, performance stock units, ESPP, convertible notes, and convertible preferred stock, to the extent dilutive. For the three and nine months ended September 30, 2024, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$17,559	$(7,853)	$20,424	$(51,100)
Denominator
Weighted-average common shares outstanding for basic net income (loss) per share	90,141	91,892	90,619	92,590
Effect of dilutive securities:
Shares of common stock issuable under equity incentive awards outstanding	1,080	—	949	—
Shares of common stock related to convertible preferred stock	$743	$—	$743	$—
Weighted-average common shares outstanding for diluted net income (loss) per share	91,964	91,892	92,311	92,590
Basic net income (loss) per share	$0.19	$(0.09)	$0.23	$(0.55)
Diluted net income (loss) per share	$0.19	$(0.09)	$0.22	$(0.55)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares of common stock issuable under equity incentive plans outstanding	6,841	10,493	7,016	10,083
Shares of common stock related to convertible preferred stock	—	743	—	743
Potential common shares excluded from diluted net loss per share	6,841	11,236	7,016	10,826
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
Note 14. Restructuring Activities
During the three and nine months ended September 30, 2025, the Company incurred restructuring costs of $2.5 million and $12.4 million, respectively, as part of the broader efforts to optimize the Company’s cost structure. The restructuring costs primarily consisted of severance payments, employee benefits and related costs. The Company expects to substantially complete these actions in 2025, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$407	$713	$2,091	$1,320
Research and development	1,578	1,056	4,474	2,829
Sales and marketing	328	2,028	4,241	4,639
General and administrative	153	1,049	1,563	1,838
Total restructuring costs	$2,466	$4,846	$12,369	$10,626
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2024	$1,617
Restructuring costs	12,369
Cash payments	(13,439)
Balance as of September 30, 2025	$547

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
The following table presents selected financial information for the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$638,655	$608,765	$1,871,109	$1,785,883
Less:
Share-based compensation expense	64,699	83,659	206,049	258,607
Depreciation and amortization	56,420	54,583	166,402	167,557
Other segment items (1)	486,729	467,232	1,420,548	1,372,686
Income (loss) from operations	30,807	3,291	78,110	(12,967)
Operating margin as % of revenue	4.8%	0.5%	4.2%	(0.7)%

Other income (expense), net
Interest expense	(13,940)	(16,393)	(46,521)	(48,668)
Other income (expense) (2)	179	1,073	(3,239)	12,820
Other income (expense), net	(13,761)	(15,320)	(49,760)	(35,848)
Gain (loss) before income taxes	17,046	(12,029)	28,350	(48,815)
(Benefit from) provision for income taxes	(513)	(4,176)	7,926	2,285
Net income (loss)	$17,559	$(7,853)	$20,424	$(51,100)

(1)Other segment items mainly consist of personnel costs, third-party commissions, and advertising and marketing costs.
(2)Includes interest income of $0.8 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively.
See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.
Refer to Note 2 - Revenue in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about revenue by geographic location.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. As of September 30, 2025 and December 31, 2024, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable. For the three and nine months ended September 30, 2025 and 2024, none of the Company’s customers accounted for more than 10% of the Company’s total revenues or subscription revenues.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of September 30, 2025 and December 31, 2024, approximately 88% and 90% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of September 30, 2025 and December 31, 2024.

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
Overview
RingCentral is an agentic voice AI–powered cloud business communication services provider, delivering an integrated platform for business phone, SMS, contact center, workforce engagement management, video collaboration, and messaging. Powered by advanced AI capabilities, RingCentral AI receptionist, virtual assistant, and conversation intelligence address every phase of the conversation journey — before, during, and after each human interaction. With RingCentral, businesses can work smarter, respond faster, and connect more meaningfully with their customers solutions for before, during, and after each human interaction.
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
•RingCX. RingCX is our native CCaaS solution, that delivers an AI-powered customer experience across multiple voice and digital channels with deep CRM integrations and a broad ecosystem of integrated partner solutions. We recently announced RingWEM that leverages and extends the recent acquisition of CommunityWFM workforce management. RingWEM complements RingCX by adding capabilities for agent performance, customer satisfaction through integrated, AI-powered insights.
•RingCentral Agentic Voice AI Communications Suite. A suite of AI products that address every phase of the conversation journey — before, during, and after each human interaction. The portfolio includes AI Receptionist (“AIR”), AI Virtual Assistant (“AVA”), and AI Conversation Expert (“ACE”).
◦AI Receptionist (“AIR”). AIR acts as an autonomous voice AI agent that answers calls, understands customer intent, handles questions, captures leads with CRM integration and hands off conversations seamlessly with detailed summaries to live customer support representatives.
◦AI Virtual Assistant (“AVA”). AVA provides real-time assistance across interactions with real-time call and meeting summaries that automatically capture key points, open questions, and action items during calls and meetings, and an AI writer that composes and translates messages across multiple languages. It adapts to the user’s context surfacing dynamic prompts and relevant actions that evolve with each task.
◦AI Conversation Expert (“ACE”). ACE leverages and expands on technology previously marketed as RingSense. ACE unlocks business insights from voice conversations and unifies customer and employee conversations into a single analytics and insight layer across the business. The new Insights module gives leaders real-time visibility into customer sentiment, revenue trends, and team performance, helping them understand the “why” behind performance metrics and take data-driven action faster.
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
Our flagship cloud-based offerings, RingEX and RingCX, are subscription based and made available at different package and pricing tiers, varying by the specific functionalities, services, and number of users. We primarily generate revenues from the sale of subscriptions to our offerings. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the three and nine months ended September 30, 2025 and 2024, subscriptions revenues accounted for over 90% of our total revenues. The remainder of our revenues are primarily comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
We use our direct sales force and indirect sales channels to market our multi-product portfolio. Our indirect sales channels who sell our solutions consist of:
•Regional and global network of resellers and distributors; and
•Global service providers and strategic partners who market and sell our RingEX, RingCX or other solutions, including co-branded solutions.
Our revenue has primarily been driven by our flagship RingEX, RingCentral Contact Center, and RingCX. Our revenue is derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. As of September 30, 2025, we had customers from a range of industries, including financial services, education, healthcare, legal services, real estate, retail, technology, insurance, construction, hospitality, and state and local government, among others. For each of the three and nine months ended September 30, 2025 and 2024, the vast majority of our total revenues were generated in the U.S. and Canada.
The growth of our business and our future success depend on many factors, including our ability to expand our customer base, expand our indirect sales channels, continue to innovate, grow revenues from our existing customer base, increase sales and revenues from our existing and new products, expand our distribution channels, and scale internationally.
We have been actively implementing various measures to enhance operational efficiencies, expand margins and free cash flows while optimizing our working capital requirements. These measures include disciplined hiring, vendor consolidation, disciplined stock-based grants and increasing internal use of AI.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2025 was $219.2 million. As such, our ARR at September 30, 2025 was $2.63 billion compared to $2.48 billion at September 30, 2024.
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
Our key business metrics for the five quarterly periods ended September 30, 2025 were as follows (dollars in billions, except percentages):

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.63	$2.59	$2.53	$2.49	$2.48

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Subscriptions	$615,821	$582,970	$1,804,661	$1,707,515
Other	22,834	25,795	66,448	78,368
Total revenues	638,655	608,765	1,871,109	1,785,883
Cost of revenues
Subscriptions	153,938	150,864	457,821	442,621
Other	26,388	29,320	81,905	84,712
Total cost of revenues	180,326	180,184	539,726	527,333
Gross profit	458,329	428,581	1,331,383	1,258,550
Operating expenses
Research and development	79,908	84,144	239,430	244,422
Sales and marketing	281,558	276,976	820,041	819,193
General and administrative	66,056	64,170	193,802	207,902
Total operating expenses	427,522	425,290	1,253,273	1,271,517
Income (loss) from operations	30,807	3,291	78,110	(12,967)
Other income (expense), net
Interest expense	(13,940)	(16,393)	(46,521)	(48,668)
Other income (expense)	179	1,073	(3,239)	12,820
Other expense, net	(13,761)	(15,320)	(49,760)	(35,848)
Gain (loss) before income taxes	17,046	(12,029)	28,350	(48,815)
(Benefit from) provision for income taxes	(513)	(4,176)	7,926	2,285
Net income (loss)	$17,559	$(7,853)	$20,424	$(51,100)

Percentage of Total Revenues*

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Subscriptions	96%	96%	96%	96%
Other	4	4	4	4
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	24	25	24	25
Other	4	5	4	5
Total cost of revenues	28	30	29	30
Gross profit	72	70	71	70
Operating expenses
Research and development	13	14	13	14
Sales and marketing	44	45	44	46
General and administrative	10	11	10	12
Total operating expenses	67	70	67	71
Income (loss) from operations	5	1	4	(1)
Other income (expense), net
Interest expense	(2)	(3)	(2)	(3)
Other income (expense)	—	—	—	1
Other expense, net	(2)	(3)	(3)	(2)
Gain (loss) before income taxes	3	(2)	2	(3)
(Benefit from) provision for income taxes	—	(1)	—	—
Net income (loss)	3%	(1)%	1%	(3)%
* Percentages may not add up due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues
Subscriptions	$615,821	$582,970	$32,851	6%	$1,804,661	$1,707,515	$97,146	6%
Other	22,834	25,795	(2,961)	(11)	66,448	78,368	(11,920)	(15)
Total revenues	$638,655	$608,765	$29,890	5%	$1,871,109	$1,785,883	$85,226	5%
Percentage of revenues
Subscriptions	96%	96%			96%	96%
Other	4	4			4	4
Total	100%	100%			100%	100%
Subscriptions revenue. Subscriptions revenue increased by $32.9 million, or 6%, for the three months ended September 30, 2025, and $97.1 million, or 6%, for the nine months ended September 30, 2025, as compared to the respective prior year period. The increase was due to the acquisition of new customers, sale of new products, upsells of RingEX and additional offerings to our existing customer base. Our sales are derived from our direct and indirect sales channels, including resellers, distributors, strategic partners and global service providers.

Other revenue. Other revenue decreased by $3.0 million, or (11)%, for the three months ended September 30, 2025, and $11.9 million, or (15)%, for the nine months ended September 30, 2025, as compared to the respective prior year period, primarily due to the timing of performance and lower pricing for professional services.
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
Cost of Revenues and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of revenues
Subscriptions	$153,938	$150,864	$3,074	2%	$457,821	$442,621	$15,200	3%
Other	26,388	29,320	(2,932)	(10)	81,905	84,712	(2,807)	(3)
Total cost of revenues	$180,326	$180,184	$142	—%	$539,726	$527,333	$12,393	2%
Gross margins
Subscriptions	75%	74%			75%	74%
Other	(16)%	(14)%			(23)%	(8)%
Total gross margin %	72%	70%			71%	70%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $3.1 million, or 2%, for the three months ended September 30, 2025, as compared to the respective prior year period. The increase was primarily driven by a $2.7 million increase in third-party costs to support our solution offerings and a $2.3 million increase in infrastructure support costs. These increases were partially offset by a $2.1 million reduction in share-based compensation expense due to disciplined new grant activity.
Cost of subscriptions revenues increased by $15.2 million, or 3%, for the nine months ended September 30, 2025, as compared to the respective prior year period. The increase was primarily driven by a $10.3 million increase in third-party costs to support our solution offerings, a $9.0 million increase in infrastructure support costs, and a $4.5 million increase in headcount-related costs. These increases were partially offset by a $6.4 million reduction in share-based compensation expense due to disciplined new grant activity, and a $4.7 million decrease in amortization of intangible assets. Subscription gross margin remained relatively consistent period-over-period for the three and nine months ended September 30, 2025.
Other cost of revenues and gross margin. Cost of other revenues decreased by $2.9 million, or (10)%, for the three months ended September 30, 2025, and $2.8 million, or (3)%, for the nine months ended September 30, 2025 as compared to the respective prior year period, primarily due to reduction in personnel costs. Other revenue gross margin fluctuated mainly due to the timing of performance of professional services.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$79,908	$84,144	$(4,236)	(5)%	$239,430	$244,422	$(4,992)	(2)%
Percentage of total revenues	13%	14%			13%	14%
Research and development expenses decreased by $4.2 million, or (5)%, for the three months ended September 30, 2025, as compared to the respective prior year period. The decrease was primarily driven by a $3.9 million reduction in share-based compensation expense due to disciplined new grant activity.
Research and development expenses decreased by $5.0 million, or (2)%, for the nine months ended September 30, 2025, as compared to the respective prior year period. The decrease was primarily driven by a $10.6 million reduction in share-

based compensation expense due to disciplined new grant activity, partially offset by a $2.8 million increase in overhead expenses, and $2.3 million increase in headcount-related costs.
We believe that investment in our products, including new AI-first products, is important for our future growth, and our research and development expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales and marketing	$281,558	$276,976	$4,582	2%	$820,041	$819,193	$848	—%
Percentage of total revenues	44%	45%			44%	46%
Sales and marketing expenses increased by $4.6 million, or 2%, for the three months ended September 30, 2025, as compared to the respective prior year period. This increase was primarily driven by $11.4 million in asset write-down charges, and a $10.5 million increase in third-party commissions. These increases were partially offset by a $10.1 million reduction in personnel and contractor costs primarily due to headcount reductions, and an $8.2 million decrease in share-based compensation due to disciplined new grant activity.
Sales and marketing expenses increased by $0.8 million, or 0%, for the nine months ended September 30, 2025, as compared to the respective prior year period. The increase was primarily driven by a $27.3 million increase from third-party commissions, $11.4 million from asset write-down charges, and $2.4 million from amortization of deferred sales commission costs. These increases were partially offset by a $21.4 million reduction in personnel and contractor costs, largely due to headcount reductions, a $14.4 million decrease in share-based compensation due to disciplined new grant activity, and a $4.3 million decrease in professional fees.
We expect to incur incremental sales and marketing expenses to support our growth while driving operational efficiencies.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
General and administrative	$66,056	$64,170	$1,886	3%	$193,802	$207,902	$(14,100)	(7)%
Percentage of total revenues	10%	11%			10%	12%
General and administrative expenses increased by $1.9 million, or 3%, for the three months ended September 30, 2025, as compared to the respective prior year period. This increase was driven primarily by a $4.1 million increase in professional fees and a $2.0 million increase in business fees and taxes, partially offset by a $3.8 million reduction in share-based compensation due to disciplined new grant activity.
General and administrative expenses decreased by $14.1 million, or (7)%, for the nine months ended September 30, 2025, as compared to the respective prior year period. This decrease was primarily driven by a $19.0 million reduction in share-based compensation resulting from disciplined new grant activity, and a $5.5 million reduction in headcount-related costs. These decreases were partially offset by a $3.8 million increase in business fees and taxes and $2.4 million in overhead costs.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we continue to realign our hiring strategies and rationalize our discretionary spending.

Other Expense, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense	$(13,940)	$(16,393)	$2,453	(15)%	$(46,521)	$(48,668)	$2,147	(4)%
Other income (expense)	179	1,073	(894)	nm	(3,239)	12,820	(16,059)	nm
Other expense, net	$(13,761)	$(15,320)	$1,559	nm	$(49,760)	$(35,848)	$(13,912)	nm
*nm – not meaningful
Interest expense. Interest expense decreased by $2.5 million, or (15)%, for the three months ended September 30, 2025, and $2.1 million, or (4)%, for the nine months ended September 30, 2025, as compared to the respective prior year period, primarily driven by reduction in our outstanding Term Loan and 2030 Senior Notes due to principal repayments aggregating to $113.9 million.
Other income (expense). Other income decreased by $0.9 million for the three months ended September 30, 2025, as compared to the respective prior year, primarily driven by a decrease in interest income from our investments as a result of lower cash balances held in money market funds.
Other income decreased by $16.1 million for the nine months ended September 30, 2025, as compared to the respective prior year. This decrease was primarily driven by a $7.7 million gain recognized in the prior-year period related to an amended agreement with a strategic partner, a $4.0 million reduction in interest income from our investments due to lower cash balances held in money market funds, and the recognition of a $4.7 million expense associated with the repurchase of our 2030 Senior Notes during the nine months ended September 30, 2025.
Other income and expense, net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, and fluctuations in currency exchange rates in the current macroeconomic environment.
Net Income (Loss)
Net income increased by $25.4 million for the three months ended September 30, 2025, as compared to the respective prior year period. This improvement was largely due to a $27.5 million increase in income from operations, driven by higher subscription revenues and lower operating expenses. The reduction in operating expenses reflects ongoing disciplined spending, including a $19.0 million reduction in share-based compensation.
Net income increased by $71.5 million for the nine months ended September 30, 2025, as compared to the respective prior year period. This improvement was largely due to a $91.1 million increase in income from operations, driven by higher subscription revenues and lower operating expenses. The reduction in operating expenses reflects ongoing disciplined spending, including a $52.6 million reduction in share-based compensation.
Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. We also have access to additional liquidity from our Term Loan and Revolving Credit Facility. As of September 30, 2025, and December 31, 2024, we had cash and cash equivalents of $145.4 million and $242.8 million, respectively. These amounts include restricted cash of $8.3 million and $7.4 million, respectively, held as a bank deposit for issuance of a foreign bank guarantee.

Under our share repurchase programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. During the nine months ended September 30, 2025, we repurchased and settled approximately 6.9 million shares of our Class A Common Stock, by paying an aggregate amount of approximately $199.0 million under the plans previously authorized by our board of directors. The authorization under this program does not expire. As of September 30, 2025, approximately $384.1 million remained authorized and available under our share repurchase programs for future share repurchases. Refer to Note 10, Stockholders’ Deficit in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The following table sets forth the future minimum principal payments for long-term debt as of September 30, 2025 (in thousands):

	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2025 remaining	$—	$3,875	$—	$3,875
2026	609,065	15,500	—	624,565
2027	—	15,500	—	15,500
2028	—	15,500	—	15,500
2029 onwards	—	255,750	350,000	605,750
Total principal amount	$609,065	$306,125	$350,000	$1,265,190
During the nine months ended September 30, 2025, we reduced our outstanding debt by repaying $275.2 million of principal, including $161.3 million on our 2025 Convertible Notes upon maturity, $63.9 million on our Term Loan, and $50.0 million on our 2030 Senior Notes. As of September 30, 2025, we have access to additional liquidity of $650.0 million available under our delayed draw-down Term Loan and $305.0 million available under our Revolving Credit Facility. Refer to Note 5, Long-Term Debt, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement, the 2030 Senior Notes, and the 2026 Convertible Notes. We were in compliance with all debt covenants as of September 30, 2025. We plan to utilize our cash flows from our operations, combined with $650.0 million of incremental capacity on our Term Loan and $305.0 million on our Revolving Credit Facility to settle our 2026 Convertible Notes on a timely basis as contractually required.
We believe that cash flows from our operations, existing liquidity sources including capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, operating expenses, and capital equipment required to support our headcount and in support of our co-location data center facilities, our interest payments for both our Term Loan and 2030 Senior Notes, and the repayment of our 2026 Convertible Notes. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt. We may from time to time seek to refinance certain of our outstanding debt through issuances of new notes or convertible debt, term loans, exchange transactions or debt repurchases. Such issuances, exchanges or repurchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. We may also from time to time seek to early repay or repurchase our debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such early repayments or repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Refer to risk factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for discussion of risks relating to our liquidity and capital resources.

    The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$468,438	$350,394
Net cash used in investing activities	(85,109)	(88,306)
Net cash used in financing activities	(484,653)	(273,067)
Effect of exchange rate changes	3,884	1,436
Net decrease in cash and cash equivalents	$(97,440)	$(9,543)
Net Cash Provided By Operating Activities
Cash provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, sales, marketing, innovation and infrastructure costs to support the anticipated growth of our business, and payments under strategic arrangements.
Net cash provided by operating activities was $468.4 million for the nine months ended September 30, 2025. The cash flow from operating activities was driven by timing of cash receipts from customers and global service providers, offset by cash payments for personnel-related costs and payments to vendors along with interest payments on our debt obligations.
Net cash provided by operating activities for the nine months ended September 30, 2025 increased by $118.0 million, as compared to the respective prior year period. This improvement reflects working capital impacts resulting from the timing of payments and collections and a $91.1 million increase in income from operations, driven by higher subscription revenues and lower operating expenses.
Net Cash Used In Investing Activities
Our primary investing activities consist of our capital expenditures and expenditures for internal-use software, business acquisitions, and cash paid for intellectual property assets.
Net cash used in investing activities was $85.1 million for the nine months ended September 30, 2025, driven by $64.4 million in capital expenditures, including personnel-related costs associated with the development of internal-use software, and $20.8 million in cash paid for business combination.
Net cash used in investing activities for the nine months ended September 30, 2025 decreased by $3.2 million, as compared to the respective prior year period. The change was primarily attributed to a $5.5 million decrease in cash used for business combinations and a $2.5 million decrease in cash used for the purchase of intangible assets. This was partially offset by a $4.9 million increase in capital expenditures, which includes personnel-related costs associated with the development of internal-use software.
Net Cash Used In Financing Activities
Our primary financing activities include utilizing cash to repurchase Class A Common Stock under our share repurchase programs, servicing and repaying debt, paying contingent consideration, proceeds from issuance under our stock plans, paying taxes related to these plans, and meeting our existing financing commitments.
Net cash used in financing activities was $484.7 million for the nine months ended September 30, 2025. The increase was primarily driven by the cash settlement of $161.3 million upon the maturity of our 2025 Convertible Notes, $63.9 million of principal repayments on our Term Loan, and a $53.9 million cash payment to repurchase $50.0 million of principal on our 2030 Senior Notes. Additional cash outflows included $199.0 million used to repurchase and retire approximately 6.9 million shares of our Class A Common Stock under our share repurchase program, and $8.3 million for taxes associated with our stock plans. These outflows were partially offset by $9.1 million in proceeds from issuance of stock in connection with our stock plans.

Net cash used in financing activities for the nine months ended September 30, 2025 increased by $211.6 million, as compared to the respective prior year period. The increase was primarily driven by a $161.3 million cash outflow related to the settlement of our 2025 Convertible Notes upon maturity, a $53.9 million cash payment to repurchase $50.0 million of principal on our 2030 Senior Notes, and a $48.9 million increase in principal repayments on our Term Loan. These increases were partially offset by an $46.0 million decrease in payments for the repurchase and retirement of our Class A Common Stock, and a $10.3 million decrease in contingent consideration payments.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable U.S. GAAP measure, for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$468,438	$350,394
Capitalized expenditures	(64,355)	(59,475)
Non-GAAP free cash flow	$404,083	$290,919
Remaining Performance Obligations
We have generally signed new customer contracts with typical subscription terms ranging from one month to five years. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute our remaining performance obligations. Until we meet our performance obligations, we do not recognize them as revenues in our condensed consolidated financial statements. Our remaining performance obligations exclude contracts with an original expected length of less than one year. Contract revenue as of September 30, 2025 that has not yet been recognized was approximately $2.6 billion.
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
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2025 and 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and nine months ended September 30, 2025, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of September 30, 2025, we had cash and cash equivalents of $145.4 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three and nine months ended September 30, 2025, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of September 30, 2025, we had $609.1 million outstanding from our 2026 Convertible Notes. We carry the 2026 Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The 2026 Convertible Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the 2026 Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate 2026 Convertible Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the 2026 Convertible Notes are affected by our stock price. The fair value of the 2026 Convertible Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decrease in value.
As of September 30, 2025, we had no amounts outstanding under our Revolving Credit Facility and $306.1 million principal outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement bears interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028, consistent with the original duration of the maturity of the Term Loan. From time to time, we may elect to dedesignate certain cash flow hedging relationships as a result of changes in the repricing terms or partial repayments of its outstanding long-term debt. As of September 30, 2025, our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of September 30, 2025, we had $350.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of our 2030 Senior Notes are exposed to interest rate risk. Generally, the fair value of the 2030 Senior Notes will increase as interest rates fall and decrease as interest rates rise.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Increased customer turnover, or costs we incur to retain, grow, and upsell our customers, could materially and adversely affect our financial performance.
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
•The AI technology and features we develop and/or incorporate into our solutions include new and evolving technologies that may present both legal and business risks.
•We rely on third-party vendors and competitors to deliver video, contact center, SMS, and other services to customers, and changes in these relationships could have a material adverse effect on our business, results of operations and financial condition.
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
•For as long as the dual class structure of our common stock as contained in our charter documents is in effect, voting control will be concentrated with a limited number of stockholders that held our stock prior to our initial public offering, including primarily our founders and their affiliates, and will limit other stockholders’ ability to influence corporate matters.
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice, video communications, messaging and contact center solutions by businesses, as compared to email and other data-based methods. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. Currently, we derive a majority of our revenues from subscriptions to RingEX (formerly RingCentral MVP), and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality, such as RingCX, AI Receptionist, AI Virtual Assistant, AI Conversation Expert, and RingCentral Events that enhance or are in addition to the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. For example, we and our peers and competitors continue to invest significantly in AI (including machine learning and large language models). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products will enhance or be beneficial to our business. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to compete effectively, renew our subscriptions with existing customers, increase our subscription revenues from our existing customers, and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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
In order to grow our business, we must continue to attract new customers, retain existing customers, and expand the number of users in, and services provided to, our existing customer base on a cost-effective basis. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our services. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. In addition, a global slowdown of economic activity may disrupt our sales channels and our ability to attract new customers, which may require us to adjust our advertising and marketing programs or make further investments in these programs. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenues generated by such expenses, and we may fail to otherwise experience an increase in revenues or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers or retention of existing customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.
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
Increased customer turnover, or costs we incur to retain, grow, and upsell our customers, could materially and adversely affect our financial performance.
Although we have entered into long-term subscription contracts with larger customers, those customers with month to month contracts with us may terminate their subscriptions at any time without penalty or early termination charges and customers under contract may not renew. We cannot accurately predict the rate of customer terminations or average monthly subscription cancellations or failures to renew, which we refer to as turnover. Our customers with non-month-to-month subscription agreements have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically between one and three years, and a substantial portion of our large contracts are up for renewal every year. In the event that these customers do renew their subscriptions, they may choose to renew for fewer users, shorter contract lengths, or for a less expensive subscription plan or edition. We cannot predict the renewal rates or types for customers that have entered into subscription contracts with us.

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
Our future success also depends in part on our ability to execute upon our multi-product strategy to sell additional subscriptions for additional and/or new functionalities to our current customers. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to convince customers to add users and, in the future, to purchase additional functionalities are not successful, our business may suffer. In addition, such increased costs could cause us to increase our subscription rates, which could increase our turnover rate.
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
Our competitors include but are not limited to: 8x8, Inc., Dialpad, Inc., LogMeIn, Inc., Microsoft Corporation, Nextiva, Inc., Twilio Inc., Ericsson, Zoom, Amazon.com, Inc., AT&T Inc., BT Group plc, TELUS Corporation, Vodafone Group Plc, Deutsche Telekom, Avaya LLC, Mitel Networks Corporation, Cisco Systems, Inc., Alphabet Inc., Meta Platforms, Inc., Oracle Corporation, Salesforce Inc., Five9, Inc., NICE (including LiveVox Holdings, Inc.), Genesys Telecommunications Laboratories, Inc., Talkdesk, Inc., Verint Systems Inc., Calabrio, Inc., yellow.ai, ON24, Inc., Cvent Holding Corp., Gong.io Inc., Alianza, Inc., and Outreach Corporation.
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
Our operations depend on our ability to protect our production and corporate information technology services from interruption or damage from various threats, including cyber-attacks, denial-of-service events and other system and network disruptions, social engineering, unauthorized entry, insider threats, rogue employees or contractors, computer malware, human error, or other means of causing security breaches or incidents. Although we require our employees to undertake privacy and cybersecurity training, we have from time to time been subject to communications fraud, social engineering tactics, cyber-attacks by malicious actors, and denial of service and other disruptive events, and we may be subject to similar attacks in the future, particularly as the frequency and sophistication of cyber-attacks increases. We cannot assure you that our backup systems, regular data backups, security controls, personnel training, and other procedures currently in place, or that may be in place in the future, will prevent significant damage, system failure, service outages, data incidents, data loss, unauthorized access, loss of use, interruption, or increased charges from our technology vendors.
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
In addition, we use third-party vendors who, in some cases, have access to our data and our employees’, partners’, and customers’ data. We employ layered security measures and have a means of working with third parties who report vulnerabilities to us. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors’ computing devices, infrastructure, or networks have in the past, and may in the future, be vulnerable to hackers, computer viruses, worms, ransomware, other malware, human error, theft, or misuse, phishing, denial-of-service attacks, or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network, or business practices or our or our vendors’ customers, employees, business partners, consultants, or other Internet users who attempt to obtain unauthorized access to our or our vendors’ corporate or personal systems, networks, or devices. Security weaknesses or vulnerabilities in our, our vendors’, or our customers’ infrastructure, networks, or business practices could lead to increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our partners and our customers, fines, claims, investigations and other proceedings, reduced revenue, or harm to our reputation or competitive position. In addition, even if vulnerabilities are not exploited or targeted, we could incur increased costs and capital expenditures in any efforts we undertake to strengthen our security controls or remediate security vulnerabilities.

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
It is critical to our business that our sensitive information and that of our employees, strategic partners, GSPs, channel partners and customers remains secure and that our customers perceive that this information is secure. Information security incidents have in the past, and may in the future, result in unauthorized access to, loss or unavailability of, or unauthorized disclosure or other processing of such information. Any actual or perceived cybersecurity breach or incident could expose us to litigation, indemnity obligations, government notification and investigations or other proceedings, contractual liability, and other possible liabilities, and could result in negative publicity, which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A security breach or incident could also expose us to increased costs, including remediation costs, disruption of operations, or increased cybersecurity protection costs, that may have a material adverse effect on our business. In addition, an actual or perceived security breach or incident, whether by us, or a third party vendor or agent, of or impacting our customers’ systems can also result in exposure of credentials, unauthorized access to accounts, exposure of their information and data (including CPNI), and fraudulent calls on their accounts, which can have impacts to us similar to those described above. Any actual or perceived security breach or incident of or impacting our partners’ or vendors’ systems can result in similar impacts.

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
The AI technology and features we develop and/or incorporate into our solutions include new and evolving technologies that may present both legal and business risks.
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
Further, the incorporation of AI-powered features into our solutions will subject us to new or enhanced governmental or regulatory scrutiny, data privacy and information security laws, litigation, including class-action suits, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. Certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may add compliance requirements or challenges to our use of AI technologies. These obligations have in the past and may in the future make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, subject us to litigation, require us to change our business practices, or prevent or limit our use of AI technologies. For example, the FTC has required some companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Additionally, intellectual property ownership and license rights, including copyright, surrounding AI technologies are new, evolving, and have not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we and our third-party developers configure and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. In addition, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.

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
The use of AI technologies in our business may not produce the desired benefits, and may result in increased liability, reputational harm, or other adverse consequences.
We have deployed, and continue to develop and incorporate, AI solutions and features into our business, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AI solutions and features to help drive future growth and efficiency in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI in a timely or cost-effective manner. In addition, our workforce is exposed to and uses AI technologies for certain tasks related to our business. We have guidelines and policies specifically directed at the use of AI tools in the workplace. Nevertheless, the use of these AI tools, whether authorized or unauthorized, by our workforce, poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients, and the misuse of our or third-party intellectual property. Use of AI technology by our workforce, even if consistent with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property or other rights, unauthorized access to or use of proprietary information, and failure to comply with open source software requirements. In addition, our employees use AI tools for various design and engineering tasks such as writing code and building content, and these tools may produce inaccurate responses that could lead to errors in our decision-making, solution development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our provision of effective training, monitoring and enforcement of appropriate policies, guidelines and procedures, and compliance by our workforce.
We rely on third-party competitors to deliver video, contact center, SMS, and other services to customers, and changes in these relationships could have a material adverse effect on our business, results of operations and financial condition.
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
We currently use the infrastructure of third-party network service providers, including Sinch AB, Lumen Technologies, Inc. and Bandwidth.com, Inc. in North America and several others internationally, to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol (“IP”) networks and public switched telephone networks, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services internationally, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future.
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
Federal Regulation
RingCentral’s voice products are regulated by the Federal Communications Commission (“FCC”) as interconnected VoIP services, and RingCentral provides other communications services, such as videoconferencing and fax, that may also be subject to FCC regulation. As a communications service provider, we are subject to existing or potential FCC regulations relating to privacy and data protection, disability access, porting of numbers, cooperation with law enforcement, emergency dialing, wiretapping, outage reporting, call authentication, anti-fraud measures, robocalling and robotexting and junk faxes, Federal Universal Service Fund (“USF”) contributions, and other requirements and regulations. The FCC reclassification of our interconnected VoIP services as Telecommunications Services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to enforcement actions, fines, loss of authorizations, and possibly restrictions on our ability to provide our services. Any enforcement action by the FCC, which may be a public process, could result in significant fines, hurt our reputation in the industry, and/or have a material adverse impact on our revenues. In some cases, actions by our customers, vendors or agents could result in liability for RingCentral under federal and/or state laws or regulations, either through enforcement by regulatory agencies, state attorneys general, or through private actions. Some of our practices have been and may in the future be challenged under electronic communications privacy laws, such as when we process customer information in connection with providing our services, including AI-powered services, and subject us to litigation (including class-action suits).
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
Regulation of personal information is evolving, and new laws could further impact how we handle personal information and/or could require us to incur additional compliance costs, either or both of which could have an adverse impact on our operations. The scope and status of these obligations and restrictions is uncertain, changing, subject to differing interpretations, and may be inconsistent from jurisdiction to jurisdiction. As implementation and enforcement of these existing and new laws and regulations progress, we could experience additional costs associated with increased compliance burdens and contractual obligations, be required to localize certain personal data, and/or be at risk for increased regulatory fines or damages. There are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and more globally, that could impose new obligations in areas such as data processing and other related legislation. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. For example, the European Union’s Data Act (the “Data Act”) became applicable on September 12, 2025. Among other things, the Data Act will affect customers’ ability to terminate service agreements with us or our competitors. Compliance with the Data Act may require us to adjust contract terms and technical measures for data portability. These changes may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business. Failure by us, our vendors, or our agents to comply with obligations and restrictions related to data privacy, data protection, and security in any jurisdiction in which we operate has in the past and may in the future subject us to lawsuits, including class-action suits, and could subject us to regulatory investigations, substantial fines, sanctions, civil and criminal penalties, damages (including statutory damages), consent decrees, injunctions, adverse publicity, reputational damage, and other losses. For example, plaintiffs have become increasingly more active in bringing privacy-related and AI claims and class-action suits against companies, including us. Some of these claims or actions allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Further, our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations, and obligations and customer concerns regarding their own compliance obligations (whether factual or in error)

may limit the use and adoption of our subscriptions and reduce overall demand. Even the perception of privacy-related concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. As of September 30, 2025, our intellectual property portfolio included 626 issued patents, including patents acquired from strategic partnership transactions, which expire between 2025 and 2044. As of September 30, 2025, we also had 97 patent applications pending examination in the U.S. and 26 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be invalidated or may be circumvented by others. Further, we have in the past and may in the future “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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
As of September 30, 2025, we had $609.1 million principal amount of our 0% convertible senior notes due 2026 (the “2026 Convertible Notes”) outstanding and $350.0 million principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes” and, together with the 2026 Convertible Notes, the “Notes”) outstanding. As of September 30, 2025, we had no amounts outstanding under our Revolving Credit Facility and $306.1 million principal outstanding under our Term Loan. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, as amended, including up to $305.0 million under our existing Revolving Credit Facility available for draw until September 11, 2030, and up to $650.0 million of Term Loan commitments (the “Term Loan Commitments”). The Term Loan remains available for draw until March 15, 2026, thereafter, Term Loan available to draw shall be reduced to $325.0 million through June 30, 2026, thereafter, Term Loan available to draw shall be reduced to $162.5 million through September 30, 2026. Additionally, the $305.0 million Revolving Credit Facility commitments remains available for draw until September 11, 2030, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable.
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
On September 11, 2025, we entered into an Amended and Restated Credit Agreement among us, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended, amended and restated or otherwise modified from time to time, the “Credit Agreement”). As of September 30, 2025, we had no amounts outstanding under our Revolving Credit Facility, $306.1 million principal outstanding under our Term Loan, and $650.0 million of Term Loan Commitments. The Term Loan remains available for draw until March 15, 2026, thereafter, Term Loan available to draw shall be reduced to $325.0 million through June 30, 2026, thereafter, Term Loan available to draw shall be reduced to $162.5 million through September 30, 2026. Additionally, the $305.0 million Revolving Credit Facility commitments remains available for draw until September 11, 2030, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable. Any drawdown under the Credit Agreement is subject to compliance with the restrictive covenants contained in the Senior Notes Indenture.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of September 30, 2025, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may elect to terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the Notes. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. Refer to Note 5 – Long-Term Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Our Class B Common Stock, par value $0.0001 per share (“Class B Common Stock” and, together with our Class A Common Stock, our “common stock”), has 10 votes per share, and our Class A Common Stock has one vote per share. Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of September 30, 2025, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 55% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the dual class structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Our board of directors has authorized a share repurchase program. We plan to fund repurchases under this program from our future cash flow generation, as well as from additional potential sources of cash. Under this program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. This program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. During the nine months ended September 30, 2025, we repurchased approximately $198.1 million of our Class A Common Stock under this program. The timing and number of any future shares repurchased under this program will be determined by our management and will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review this program periodically and may authorize adjustments of its terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. This program could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. This program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
Risks Related to Taxation and Accounting Matters
Changes in our effective tax rates, or adverse outcomes resulting from examination of our income or other tax returns, could adversely affect our results of operations and financial condition.
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
The Organisation for Economic Cooperation and Development has proposed a two-pillar solution to address tax challenges arising from the digitalization of the economy, including a global minimum tax rate of 15% for certain large multinational companies (“Pillar Two”). Pillar Two has been implemented into the domestic laws of certain jurisdictions, including the European Union (the “EU”) Member States, and is being considered for implementation by other countries. On June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system that would exempt U.S. multinational enterprises from certain provisions of Pillar Two; however, this understanding has not yet been finalized. We do not currently expect Pillar Two to have a material impact on our tax liabilities, but will continue to assess the potential effect that Pillar Two and any retaliatory taxes or actions may have on our business, operating results and financial condition. These or any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
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
In addition to the potential carryforward limitations described above, under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), as amended, our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. In addition, California legislation limits the use of NOLs and tax credits for taxable years beginning on or after January 1, 2024, and before January 1, 2027, which may adversely affect our company if we earn taxable income in the impacted tax years.
No material deferred tax assets have been recognized on our Condensed Consolidated Balance Sheets related to these NOLs, as they are fully offset by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our reported financial condition and results of operations.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include those related to revenues the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, change in the fair value of contingent consideration, loss contingencies, sales tax liabilities, and accrued liabilities. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended September 30, 2025 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
Balance as of June 30, 2025				$185,965
Authorization of additional share repurchase program (1)				314,035
July 1, 2025 to July 31, 2025	457,557	$27.69	457,557	487,360
August 1, 2025 to August 31, 2025	1,636,576	$28.95	1,636,576	438,920
September 1, 2025 to September 30, 2025	1,768,330	$31.01	1,768,330	384,075
Balance as of September 30, 2025	3,862,463		3,862,463	$384,075
(1)In July 2025, our board of directors further increased their authorization by $314.0 million, subject to certain limitations. The authorization under this program does not expire. Refer to Note 10, Stockholders’ Deficit in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following director and officer, respectively, adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On August 21, 2025, Amy Guggenheim Shenkan, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 4,917 shares of Class A common stock. The number of shares that may be sold under the trading arrangement may also be increased by the number of shares of the company’s Class A common stock, if any (not yet determinable), that are awarded to Ms. Guggenheim Shenkan under the company’s non-employee director compensation program during the term of the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until October 9, 2026 or earlier if all transactions under the trading arrangement are completed.
On September 15, 2025, Vaibhav Agarwal, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 84,798 shares of Class A common stock (the “September 2025 Trading Plan”). The number of shares that may be sold under the September 2025 Trading Plan may also be increased by the number of shares of Class A common stock, if any (not yet determinable), that are awarded to Mr. Agarwal under the Company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the September 2025 Trading Plan will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The September 2025 Trading Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The September 2025 Trading Plan goes into effect, with respect to any potential trading activity, following the expiration of Mr. Agarwal’s current 10b5-1 trading arrangement, which was entered into on September 13, 2024 (the

“September 2024 Trading Plan”), and the duration of the trading arrangement is until September 30, 2026 or earlier if all transactions under the trading arrangement are completed. The September 2025 Trading Plan does not modify or terminate the September 2024 Trading Plan in any respect and the timing of any trading activity under the two plans does not overlap.
No other directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Amendment and Restatement Agreement, dated as of September 11, 2025, among RingCentral, Inc., the other loan parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent	Form 8-K	10.1	9/12/2025
10.2
First Amendment To Amended And Restated Credit Agreement, dated as of September 29, 2025, among RingCentral, Inc., the other loan parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent
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

101
The following financial information from RingCentral Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

RingCentral, Inc.

Date: November 4, 2025	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2025	By:	/s/ Tarun Arora
Tarun Arora
Chief Accounting Officer (Principal Accounting Officer)