Form 10-K
period 2025-12-31
RingCentral, Inc.
filed 2026-02-27
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‑based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $28.35 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $2.3 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2026, there were 74,268,033 shares of Class A Common Stock and 9,804,538 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from portions of the Registrant’s 10-K/A in lieu of our Proxy Statement for the Annual Meeting of Stockholders to be held in 2026. Such 10-K/A will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2025.

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
•our ability to scale to our desired goals, particularly the implementation of new processes and systems and onboarding new workers;
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
•our ability to successfully develop and commercialize our new products, particularly our AI portfolio;
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
•our capital expenditure projections;
•our capital allocation plans, including expected allocations of cash and timing for any share repurchases, dividend payments, debt repayments, and other investments;
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
ITEM 1.    BUSINESS
Overview
Over the past 26 years, RingCentral has transformed business communications, leading the shift from on-premises legacy communications to the cloud. Today, the company has an AI-powered, multi-product portfolio including Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), RingCentral AI solutions, Video and Events. RingCentral’s core tenets include: a) Trust: We provide a carrier-grade, cloud based communications platform that businesses can trust with reliability, security, and privacy; b) Innovation: We plan to invest approximately $250 million in research and development in 2026 to execute through focused and strategic innovation, setting the bar in the industry for many market firsts; c) Partnerships: We have a diverse set of strategic partners, global service providers, channel partners, and third-party developers. RingCentral is designed for intelligent, connected, and effortless businesses communications, making employee and customer experiences more productive and efficient.
AI is core to RingCentral’s platform strategy and product roadmap to which we continue to allocate a significant portion of our research and development spend. We believe AI can transform business interactions by automating routine tasks, augmenting human agents, and delivering real-time intelligence during interactions. Our platform is at the forefront of business-to-consumer interactions, where voice and text remain the predominant methods for consumers to engage with providers. This provides the foundation for our agentic voice AI strategy.

We are developing agentic voice AI capabilities that can take action on behalf of businesses, orchestrate workflows, and handle customer interactions autonomously or with human supervision. These agentic capabilities are voice-first, while supporting other modes of conversation. We believe these capabilities will fundamentally change how organizations scale customer engagement and internal operations.
RingCentral prioritizes data privacy, security, and governance. We design AI features to comply with enterprise security and regulatory requirements.
Our multi-product portfolio includes:
•RingEX. RingEX is our AI-powered Unified Communications as a Service (UCaaS) platform available in 45 countries with phone number availability in 100 countries, enabling seamless collaboration across voice, messaging, and video:
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
•RingCentral Contact Center. RingCentral Contact Center is a collaborative contact center solution that delivers AI-powered omni-channel and workforce engagement solutions integrated with RingEX. RingCentral Contact Center brings together the powerful integration of Contact Center as a Service (CCaaS) which leverages technology from NICE Ltd., along with RingEX, enabling an easy collaboration while delivering seamless omnichannel experiences across more than 30 digital and voice channels.
•RingCX is our native next-generation CCaaS solution, delivering an AI-powered customer engagement solution with deep CRM integrations and a broad ecosystem of integrated partner solutions, including the following capabilities:
◦Omnichannel support across voice, chat, email, and messaging for a seamless customer experience.
◦Real time and historical analytics for supervisors.
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
•RingCentral Customer Engagement Bundle. This product provides a comprehensive solution that includes phone, messaging, and SMS for businesses. It also includes advanced call queues to manage wait times and offer call backs. Insights and analytics provide supervisors with visibility to identify and manage issues before they escalate.

•RingCentral Artificial Intelligence Solutions. RingCentral provides a suite of AI-powered products that address every phase of the communication lifecycle — before, during, and after an interaction. This portfolio includes the following:
◦AI Solutions for RingEX.
▪AI Receptionist (AIR): Before the conversation, AIR automates and intelligently handles inbound communication. AIR is a voice AI agent that answers calls, understands customer intent, handles questions, captures leads with CRM integration and hands off conversations seamlessly with detailed summaries.
•AI Virtual Assistant (AVA): During the conversation, AVA assists work productivity in real-time by providing call and meeting summaries, capturing key points, open questions and action items with the ability to compose and translate across multiple languages. It adapts to the user’s context surfacing dynamic prompts and relevant actions that evolve with each task.
•AI Conversation Expert (ACE): After the conversation, ACE analyzes every interaction for insights that improve coaching, quality and performance. The Insights module gives leaders real-time visibility into customer sentiment, revenue trends, and team performance, helping them understand the “why” behind performance metrics and take data-driven action faster.
◦AI Solutions for RingCX.
•AVA Agent Assist: Real-time AI guidance for agents during live customer interactions to improve performance and resolution rates.
•AVA Supervisor Assist: Real-time AI insights and recommendations for supervisors to optimize contact center operations.
▪AI Quality Management: Automated conversation evaluation platform to identify compliance risks, coaching opportunities, and performance insights.
•RingCentral for Microsoft Teams. RingCentral seamlessly embeds into Microsoft Teams, providing reliable, global enterprise-grade phone, SMS, fax, and customer experience solutions — without requiring a Teams Phone license.
•RingCentral Events. Virtual and hybrid events platform for multi-session conferences, branded experiences, registration, and attendee networking using AI-powered engagement tools:
◦Multi-session event hosting, from small gatherings to large-scale conferences.
◦AI-driven attendee engagement, including automated networking and personalized recommendations to foster community.
◦Deep integrations with CRM and marketing automation.
Our cloud-based offerings, including RingEX, RingCentral Contact Center and RingCX are primarily subscription based and made available at different rates varying by the specific functionalities, services, and number of users. Our AI-led products are also being offered on a usage-based pricing model. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the years ended December 31, 2025 and 2024, subscriptions revenues accounted for over 90% of our total revenues. Other revenues are comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.

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
Our Customers
We have a diverse and growing customer base across a wide range of industries, including healthcare, financial and professional services, retail, state and local government, education, legal services, real estate, technology, insurance, construction and hospitality, among others. We seek to establish and maintain long-term relationships with our customers. We do not have significant customer concentration and no individual customer accounted for more than 10% of total revenue for the years ended December 31, 2025, 2024, and 2023.
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

Segment Reporting
We operate as a single reportable segment. A discussion of the results of our operations is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under Consolidated Financial Statements, which are incorporated herein by reference.
Research and Development
We believe that continued investment in research and development is critical to expanding our leadership position within the cloud-based business communications, collaboration, and contact center solutions market and is a key element of our culture. We devote the majority of our research and development resources to software development with growing investments in our agentic voice AI platform. Our engineering team has relevant industry experience in various disciplines related to our platform, such as voice, video, events, text, team messaging and collaboration, mobile application development, IP networking and infrastructure, contact center, digital customer engagement, user experience, security, robust multi-tenant cloud-based system architecture and advanced AI capabilities.
Our software development methodology allows us to deliver new and enhanced products and capabilities on a regular basis based on feedback from our customers and prospects and our review of the broader business communications market. We continuously develop new products and functionalities while maintaining and enhancing our existing solutions. We typically have multiple releases per year, where we constantly improve our solutions and introduce new product capabilities.
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
Our worldwide intellectual property portfolio includes 537 issued patents, which expire between 2026 and 2044, and 124 patent applications, pending examination in the U.S. and in foreign jurisdictions, all of which are related to U.S. applications. In general, our patents and patent applications apply to certain aspects of our SaaS and mobile applications and underlying communications infrastructure. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our solutions and subscriptions. We have in the past, and may in the future, license our patents to third parties. In the future, we may “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.

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
•generative and agentic AI;
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
•digital engagement vendors such as eGain Corporation, LivePerson, Inc., among others named above that may offer similar features; and
•other AI based companies that may offer similar products and services that we offer in our own AI portfolio.

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
As of December 31, 2025, we had 7,378 personnel comprised of full-time employees and those engaged by third-party outsourcing firms. As of December 31, 2025, approximately 74% of our personnel were located outside of the United States in approximately 36 countries. Our geographic diversification enhances our ability to retain and attract highly skilled talent, have an employee base across the globe to be closer to our customers, as well as manage our headcount costs.
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

Regulatory
As a provider of communication services over the Internet, we are subject to regulation in the U.S. by the Federal Communications Commission (“FCC”). Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund, and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; complying with caller ID authentication and anti-robocall measures; and porting phone numbers upon a valid customer request. We are also subject to state regulations, including requirements to pay state and local 911 fees and contribute to state universal service funds in those states that assess interconnected Voice over Internet Protocol (“VoIP”) services. In addition, our wholly-owned subsidiary, RCLEC, is certificated as a competitive local exchange carrier in two states, and registered as an IP-enabled Service Provider in an additional eleven states. This subsidiary is subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commissions in states where the subsidiary provides services. Specific regulations vary on a state-by-state basis, but generally include the requirement for our subsidiary to register or seek certification to provide its services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection, and consumer protection requirements.
As we have expanded internationally, we have become subject to laws and regulations in the countries in which we offer our subscriptions. Regulatory treatment of communications services over the Internet outside the U.S. varies from country to country, and may be more onerous than imposed on our subscriptions in the U.S. In the United Kingdom, for example, our subscriptions are regulated by Ofcom, which, among other things, requires electronic communications services providers such as our company to provide all users access to both 112 (EU-mandated) and 999 (U.K.-mandated) emergency service numbers at no charge. Similarly, in Canada, our subscriptions are regulated by the CRTC, which, among other things, imposes requirements like those in the U.S. related to the provision of E-911 services, in all areas of Canada where the wireline incumbent carrier offers such 911 services. Countries across Europe have now implemented the EU Electronic Communications Code, clarifying and updating obligations on PSTN-connected voice service providers as well as imposing new requirements on number-independent services such as videoconferencing and team messaging. Some countries, such as France, have begun prohibiting the sub-assignment of phone numbers to resellers, requiring each provider to obtain numbers directly from the local regulator. EU member states are also working to implement the Network and Information Security Directive 2 (NIS2), which establishes specific security requirements for covered industries such as communications, imposing strict legal obligation with heavy financial consequences for failures to comply. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on the use of our subscriptions in international locations.
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

ITEM 1A. RISK FACTORS
This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. See the section entitled “Special Note Regarding Forward-Looking Statements” of this Report for a discussion of the forward-looking statements that are qualified by these risk factors. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially and adversely affected.
Summary Risk Factors
An investment in our Class A Common Stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment. This is only a summary. You should read this summary together with the more detailed description of each risk factor contained in the subheadings further below and other risks.
•We have in the past incurred significant losses and negative cash flows prior to achieving profitability, and we may not be able to maintain profitability in the future.
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

•We rely on third-party vendors and competitors to deliver contact center, SMS, and other services to customers, and changes in these relationships could have a material adverse effect on our business, results of operations and financial condition.
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
Risks Related to Our Business and Our Industry
We have in the past incurred significant losses and negative cash flows prior to achieving profitability, and we may not be able to maintain profitability in the future.
We have incurred substantial net losses since our inception prior to achieving profitability in accordance with U.S. GAAP. We may not maintain profitability in future periods or, if we are profitable, we may not fully achieve our profitability targets. We have historically spent and expect to continue to spend considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development, regulatory compliance, and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.
In order to achieve and maintain net income in the future, we will need to do one or more of the following: increase our revenues, manage our cost structure, and/or avoid significant liabilities. Revenue growth has slowed and in the future, revenues may decline, or we may incur significant losses for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in customer demand or the growth of the markets in which we compete, in particular the UCaaS, CCaaS and software-as-a-service (“SaaS”) markets, shifts in our product mix, or if we fail for any reason to continue to capitalize on growth opportunities, including those related to our AI-based initiatives. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods or prevent us from maintaining profitability in the future. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
•our ability to introduce and effectively market and sell new solutions, including AI-based products, as well as solutions that we develop or license, and solutions we purchase for resale from third parties;
•the actions of our competitors, including pricing changes or the introduction of new solutions;
•the impact of developments or speculation about the future of AI on the software and SaaS industries and market conditions generally;
•our ability to effectively manage our growth, maintain net income profitability, and generate and grow our U.S. GAAP operating cash flow and non-GAAP free cash flow;
•our ability to successfully penetrate the market for larger businesses and key verticals;
•our ability to upsell our customers to our existing and new products and services;
•our ability to limit and manage down sell and churn;
•our dependency on third-party vendors and competitors of AI, hardware, software and services that we resell to our customers, in particular, NICE Ltd. (“NICE”), and our ability to effectively offer customers an alternate solution;
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
•our ability to repurchase shares of Class A Common Stock and otherwise manage dilution;
•the retention of our senior management and other key employees, their ability to execute on our business plan and the loss of services of senior management or other key employees, whether in the past or in the future;
•the impact of foreign currencies on our business as we continue to expand our business internationally; and
•the impact of worldwide economic, political, industry, and market conditions, including any potential worsening or expansion of any existing or future conflicts and wars, the imposition of tariffs and other non-tariff trade barriers, and U.S.-China relations.
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice, video communications, messaging and contact center solutions by businesses, as compared to email and other data-based methods. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. Currently, we derive a majority of our revenues from subscriptions to RingEX, and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality, such as RingCX, AI Receptionist, AI Virtual Assistant, AI Conversation Expert, RingWEM, and RingCentral Events that enhance or are in addition to the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. For example, we and our peers and competitors continue to invest significantly in AI (including machine learning and large language models). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products will enhance or be beneficial to our business. We have and will continue to develop and incorporate AI solutions and features into our platforms and products, and these solutions and features may become more important to our operations, future growth or competitiveness over time. We may rely on AI solutions and features to help drive future growth and efficiency in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI in a timely or cost-effective manner. We cannot guarantee that our investments or assumptions will be accurate around AI or any other customer demand. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to compete effectively, renew our subscriptions with existing customers, increase our subscription revenues from our existing customers, and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
The introduction of new services by competitors, including those that incorporate AI and machine learning, or the development of entirely new technologies to replace existing offerings could make our solutions outdated, obsolete or adversely affect our business and results of operations. This is particularly acute as AI and automation continues to transform our industry and we face the increasing risk that certain of our products and services may become redundant, obsolete, or less relevant. Announcements of future releases and new services and technologies by our competitors or us could cause customers to defer purchases of our existing subscriptions, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design, or marketing that could delay or prevent our development, introduction, or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects or bugs. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance, or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services or applications will require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. The rapid evolution of AI may also require us to allocate additional resources to help implement AI to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of models or other systems, which may be costly. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new or enhanced services and applications on a timely and cost-effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition, and results of operations may be materially and adversely affected.
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
Our future success depends, in part on our continued ability to establish and maintain a network of channel relationships and strategic partnerships, including GSPs. A substantial portion of our revenues is derived from our network of sales agents, brokers, and resellers, which we refer to collectively as channel partners. Governmental regulations and contractual restrictions with telecom carriers may also restrict the ability of our channel partners to resell our products and services in some countries. We generally do not have long-term contracts with these channel partners, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential channel partners to favor their services or prevent or reduce sales of our subscriptions.
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
Many of our current and potential competitors have longer operating histories, significantly greater resources and/or name recognition, more diversified offerings, greater international presence, and larger customer bases than we have. As a result, these competitors may have greater credibility with our existing and potential customers. In addition, certain of our competitors have partnered with, or been acquired by, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could significantly and adversely affect our results of operations. Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Our competitors may be able to adopt more aggressive pricing policies and promotions and devote greater resources to the development, promotion and sale of their services than we can to ours. Some of our competitors have in the past and may choose in the future to sacrifice revenues and/or profitability to gain market share by offering their services at lower prices or for free, or offering alternative pricing models, such as “freemium” pricing or free “service credits.” Our competitors may also offer bundled service arrangements that provide more complete service offerings with other functionality that we do not offer (such as broadband), thereby making them more attractive to potential customers despite the technical merits or advantages of our platform. In addition, the introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings, such as AI-powered communication and collaboration tools, could make our platform obsolete or adversely affect our business, results of operations, and financial condition. Competition could result in a decrease to our prices, increase customer acquisition costs, slow our growth, increase our customer turnover, reduce our sales, or decrease our market share, any or all of which could materially and adversely affect our revenues and growth.
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
Our future success also depends on our ability to continue to attract and retain highly skilled personnel. Despite many recent layoffs in the technology industry and at the company, we believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, in Denver, Colorado, where we have an office and where a significant portion of our U.S. sales, customer support and our network operations are located, and in other locations where we have employees. In addition, recent and any future changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. Similar risks exist with respect to immigration regulations in other countries where we operate, may operate in the future or have employees or contractors. We must provide competitive compensation packages and a high-quality work environment to hire, retain, and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of existing and new subscriptions, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel.

We may expand through acquisitions of and investments in other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.
Our business strategy has and may, from time to time, include acquiring or investing in new or complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions. We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, including recoupment or write-down of our investments in the partnership, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. Our inability to successfully acquire and, thereafter, operate and integrate newly acquired businesses or newly formed strategic partnerships appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as our revenues and gross margins.
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
We currently serve our North American customers from geographically disparate data center hosting facilities in North America, where we lease space from Equinix, Inc., and other providers, and we serve our European customers from third-party data center hosting facilities in Europe. We also use third-party co-location facilities located in various international regions to serve our customers in these regions. Certain of our solutions are hosted by third-party data center facilities including Amazon Web Services, Inc. and Google Cloud Platform. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. We also resell third-party products and services, in particular, solutions from NICE and, any interruptions of their service may impact our customers. In addition, our services may have or be prone to errors, defects, or bugs that could result in unanticipated interruptions of service. For example, in January 2025, we experienced an interruption in service due to an internal system error that impacted our customers for a limited number of hours, and we may in the future experience interruptions that impact our customers. Interruptions in our subscriptions have in the past and may in the future reduce our revenues, require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new and retain existing customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.
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

A security breach or incident could also expose us to increased costs, including remediation costs, disruption of operations, or increased cybersecurity protection costs, that may have a material adverse effect on our business. In addition, an actual or perceived security breach or incident, whether by us, or a third-party vendor or agent, of or impacting our customers’ systems can also result in exposure of credentials, unauthorized access to accounts, exposure of their information and data (including CPNI), and fraudulent calls on their accounts, which can have impacts to us similar to those described above. Any actual or perceived security breach or incident of or impacting our partners’ or vendors’ systems can result in similar impacts.

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
We have deployed, and continue to develop and incorporate, AI solutions and features into our business, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AI solutions and features to help drive future growth and efficiency in our business, but there can be no assurance that we will realize some or all of the desired or anticipated benefits from AI in a timely or cost-effective manner. In addition, our workforce is exposed to and uses AI technologies for certain tasks related to our business. We have guidelines and policies specifically directed at the use of AI tools in the workplace. Nevertheless, the use of these AI tools, whether authorized or unauthorized, by our workforce, poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients, and the misuse of our or third-party intellectual property. Use of AI technology by our workforce, even if consistent with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property or other rights, unauthorized access to or use of proprietary information, and failure to comply with open source software requirements. In addition, our employees use AI tools for various design and engineering tasks such as writing code and building content, and these tools may produce inaccurate responses that could lead to errors in our decision-making, solution development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our provision of effective training, monitoring and enforcement of appropriate policies, guidelines and procedures, and compliance by our workforce.
We rely on third-party competitors to deliver contact center, SMS, and other services to customers, and changes in these relationships could have a material adverse effect on our business, results of operations and financial condition.
We currently use and/or provide third-party technology and integrations from NICE, Bandwidth.com, Inc., Microsoft Corporation and other companies to provide some of our solutions to our customers, including contact center and SMS solutions. We use, or in the future, may use and rely on technologies of other third-parties to deliver features and functionalities. We cannot assure you that we will be able to renew our agreements with any of these third-party providers and any of these service providers could elect or attempt to stop providing us with access to their services. In addition, these third-party providers may terminate or breach their contracts with us, or allow these contracts to expire. If any of these service providers cease to provide us with their services, fails to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, it could have a material adverse effect on our business and results of operations. Our inability to continue to offer these third-party solutions to our customers and/or our inability to effectively offer or migrate these customers to our own alternative or other third-party alternative solutions may have a material adverse effect on our business, results of operations and financial condition.
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
•restrictions on the transfer of funds;
•deterioration of political relations between the U.S. and other countries where we have personnel who support our business, particularly the European Union, China, India, Bulgaria, Spain, and the Philippines; and
•political or social unrest, economic instability, conflict or war in such countries.
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
U.S. mobile carriers are now requiring businesses using SMS on over-the-top providers, including all CPaaS and UCaaS providers, such as us, to register with The Campaign Registry (“TCR”), to ensure text messages are compliant with wireless carrier guidelines, as well as to reduce spam. These new rules affect our customers, and we have built integrations with TCR to facilitate registrations for our customers. TCR registration and related vetting can be cumbersome and costly and may cause customer churn, especially for SMB customers that have more limited person-to-person SMS needs. Additionally, SMS aggregators and wireless carriers sometimes block legitimate SMS traffic without prior notice, which may negatively impact our customers. Bandwidth.com, Inc., our SMS aggregator, currently blocks any and all SMS sent by phone numbers that have not been registered with TCR and associated with an approved messaging campaign. Despite our ongoing efforts to minimize the impact on our customers, our potential inability to provide SMS to affected customers may have a material adverse effect on our business, results of operations and financial condition.
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

Support for smartphones and tablets is an integral part of our solutions. If we are unable to develop robust mobile applications that operate on the mobile platforms that our customers use, our business and results of operations could be materially and adversely affected.

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
We also rely on purchased or leased hardware and software licensed from third parties, in particular, NICE in order to offer our subscriptions, and in some cases, we integrate third-party licensed software components into our platform. Any errors or defects in third-party hardware or software could result in errors or a failure of our subscriptions which could harm our business.

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
Federal Regulation
Our voice products are regulated by the Federal Communications Commission (“FCC”) as interconnected VoIP services, and we provide other communications services, such as videoconferencing and fax, that may also be subject to FCC regulation. As a communications service provider, we are subject to existing or potential FCC regulations relating to privacy and data protection, disability access, porting of numbers, cooperation with law enforcement, emergency dialing, wiretapping, outage reporting, call authentication, anti-fraud measures, robocalling and robotexting and junk faxes, Federal Universal Service Fund (“USF”) contributions, and other requirements and regulations. The FCC reclassification of our interconnected VoIP services as Telecommunications Services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to enforcement actions, fines, loss of authorizations, and possibly restrictions on our ability to provide our services. Any enforcement action by the FCC, which may be a public process, could result in significant fines, hurt our reputation in the industry, and/or have a material adverse impact on our revenues. In some cases, actions by our customers, vendors or agents could result in liability for us under federal and/or state laws or regulations, either through enforcement by regulatory agencies, state attorneys general, or through private actions. Some of our practices have been and may in the future be challenged under electronic communications privacy laws, such as when we process customer information in connection with providing our services, including AI-powered services, and subject us to litigation (including class-action suits).
State Regulation
State regulation of our interconnected VoIP services is generally preempted by the FCC. Our interconnected VoIP services are considered to be nomadic, because they can be used from any broadband connection. However, a number of states, including California, require us to register as a VoIP provider, contribute to state USF, assess and remit state and local telecom fees, and pay other surcharges and annual fees that fund various state programs. Where permitted, we may pass these fees and surcharges onto our customers, which may result in our subscriptions becoming more expensive or require us to absorb these costs. Additionally, we may be subject to state laws and regulations relating to privacy and data protection, disability access, emergency dialing, wiretapping, outage reporting, and other requirements and regulations. Failure to comply with any current or future state regulations that apply to our business could result in substantial fines and penalties and could harm our business.
International Regulation
We provide communications services in over forty countries. We are subject to foreign laws and regulations relating to communications, digital services, call authentication, wiretapping, metering and billing, consumer protection, data protection, security, AI, emergency calling, anti-fraud measures, and other requirements. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to provide service in certain markets. Some jurisdictions restrict the resale of certain communications services, which may impact our go-to-market strategy and affect our revenues. Failure to comply with any current or future foreign laws or regulations that apply to our business, could result in substantial fines and penalties, cause us to have to restructure our product offerings, exit certain markets, or raise the price of our products, and could harm our business.
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
In the course of providing our services, we collect, store, transmit, and disclose (collectively, “process”) many types of personal data, including sensitive personal data. Our processing of personal data is subject to a myriad of obligations and restrictions flowing from laws, regulations, industry standards, and contracts.
Data protection laws in the U.S. and abroad give consumers and businesses rights to control the processing of personal data, including the right to opt-out of the sale, sharing, or certain uses of their data and to which countries their data may be transferred. In the U.S., we could be subject to enforcement actions if the FTC or state attorneys general have reason to believe we have engaged in unfair or deceptive privacy or data security practices. Sector specific laws applicable to personal health data, including HIPAA, personal data processed on behalf of financial institutions, data about minors, and personal data processed in the course of providing communications services impose compliance costs and create regulatory risks. Omnibus privacy laws applicable abroad and in an increasing number of U.S. states may apply to our processing in those jurisdictions. In addition, many data protection laws outside the United States prohibit or impose burdens on the transfer of personal data to countries, including the U.S., that have been deemed not to provide adequate privacy protections. Our obligations under these laws and regulations may be unclear, compliance can be costly, and penalties for non-compliance can be substantial. Furthermore, if third parties we work with, such as vendors or developers, make misrepresentations, violate applicable laws and regulations or our policies, such misrepresentations and violations have in the past and may in the future also put our users’ data at risk and could in turn have an adverse effect on our business. Increasingly, jurisdictions in which we do business are regulating digital services and emerging technologies such as AI in ways that go beyond traditional privacy and data protection legislation. The impact of this regulatory activity on the overall industry, business models and our operations are uncertain and could result in changed or new operational and administrative costs that could have an adverse effect on our business, financial condition, and results of operations.
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
Regulation of personal information is evolving, and new laws could further impact how we handle personal information and/or could require us to incur additional compliance costs, either or both of which could have an adverse impact on our operations. The scope and status of these obligations and restrictions is uncertain, changing, subject to differing interpretations, and may be inconsistent from jurisdiction to jurisdiction. As implementation and enforcement of these existing and new laws and regulations progress, we could experience additional costs associated with increased compliance burdens and contractual obligations, be required to localize certain personal data, and/or be at risk for increased regulatory fines or damages. There are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and more globally, that could impose new obligations in areas such as data processing and other related legislation. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business but may require us to adjust contract terms and technical measures to comply. These changes may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business. Failure by us, our vendors, or our agents to comply with obligations and restrictions related to data privacy, data protection, and security in any jurisdiction in which we operate has in the past and may in the future subject us to lawsuits, including class-action suits, and could subject us to regulatory investigations, substantial fines, sanctions, civil and criminal penalties, damages (including statutory damages), consent decrees, injunctions, adverse publicity, reputational damage, and other losses. For example, plaintiffs have become increasingly more active in bringing privacy-related and AI claims and class-action suits against companies, including us. Some of these claims or actions allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for very large statutory damages, depending on the volume of data and the number of violations. Further, our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations, and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand. Even the perception of privacy-related concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.
Risks Related to Intellectual Property
Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.
There has been substantial litigation in the areas in which we operate regarding intellectual property rights. We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Accusations and lawsuits like these, whether against us or our customers, resellers, GSPs, strategic partners, or others, may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition, and cash flows. We have agreed and will continue to agree to indemnify others for expenses and liability resulting from claimed intellectual property infringement by our solutions. In the past, we have settled infringement and misappropriation litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we or those we indemnify, infringe third-party intellectual property rights. If we, or any of our solutions, were found to be infringing on the intellectual property rights of any third-party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain subscriptions, prohibited from using certain processes, required to pay license fees for the technology, or required to redesign certain subscriptions, each of which could have a material adverse effect on our business and results of operations.
Certain technology necessary for us to provide our subscriptions may be protected by the intellectual property rights of others either now or in the future and we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all.
Our inability to obtain licenses to third-party technology may:
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
We rely, in part, on patent, trademark, copyright, and trade secret law to protect our intellectual property in the U.S. and abroad. We typically enter into confidentiality agreements with our employees, consultants, third-party contractors, customers, and vendors in an effort to control access to, use of, and distribution of our technology, software, documentation, and other information. These agreements may not effectively prevent unauthorized use or disclosure of confidential information and may not provide an adequate remedy in the event of such unauthorized use or disclosure, and it may be possible for a third-party to legally reverse engineer, copy, or otherwise obtain and use our technology without authorization. In addition, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers, or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret.
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. As of December 31, 2025, our intellectual property portfolio included 537 issued patents, including patents acquired from strategic partnership transactions, which expire between 2026 and 2044. As of December 31, 2025, we also had 97 patent applications pending examination in the U.S. and 27 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be invalidated or may be circumvented by others. Further, we have in the past and may in the future license some of our patents to third parties and/or “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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
As of December 31, 2025, we had $609.1 million principal amount of our 0% convertible senior notes due 2026 (the “2026 Convertible Notes”) outstanding and $350.0 million principal amount of our 8.5% senior notes due 2030 (the “2030 Senior Notes” and, together with the 2026 Convertible Notes, the “Notes”) outstanding. As of December 31, 2025, we had no amounts outstanding under our Revolving Credit Facility and $302.3 million principal outstanding under our Term Loan. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, as amended, including up to $305.0 million under our existing Revolving Credit Facility available for draw until September 11, 2030, and up to $650.0 million of Term Loan commitments (the “Term Loan Commitments”). The Term Loan Commitments remain available for draw until March 15, 2026, thereafter, Term Loan Commitments available to draw shall be reduced to $325.0 million through June 30, 2026, thereafter, Term Loan Commitments available to draw shall be reduced to $162.5 million through September 30, 2026. The $305.0 million Revolving Credit Facility commitments remain available for draw until September 11, 2030, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable.
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
On September 11, 2025, we entered into an Amended and Restated Credit Agreement among us, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended, amended and restated or otherwise modified from time to time, the “Credit Agreement”). The amendment to the Credit Agreement increased the delayed draw Term Loan commitment to $650.0 million and increased the Revolving Credit Facility to $305.0 million. As of December 31, 2025, we had $302.3 million principal outstanding under our Term Loan and no amounts outstanding under our Revolving Credit Facility.
The Term Loan Commitments remain available for draw until March 15, 2026, thereafter, Term Loan Commitments available to draw shall be reduced to $325.0 million through June 30, 2026, thereafter, Term Loan Commitments available to draw shall be reduced to $162.5 million through September 30, 2026. Additionally, the $305.0 million Revolving Credit Facility commitments remain available for draw until September 11, 2030, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable. Any drawdown under the Credit Agreement is subject to compliance with the restrictive covenants contained in the Senior Notes Indenture.

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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of December 31, 2025, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may elect to terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the Notes. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. Refer to Note 6 – Long-Term Debt in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
•general investor sentiment, negative or positive, of the software/communications and cloud sectors;
•developments or speculation about the future of AI and/or its impacts on the software and SaaS industries;
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
Our Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), has 10 votes per share, and our Class A Common Stock has one vote per share (Class B Common Stock together with our Class A Common Stock, our “common stock”). Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of December 31, 2025, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 56% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the dual class structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
We cannot guarantee that share repurchases or dividend payments will enhance long-term stockholder value. Share repurchases and dividend payments could also increase volatility of the trading price of our stock and will diminish our cash reserves.
Our board of directors has authorized share repurchase and dividend programs. We plan to fund share repurchases and dividends from our future cash flow generation, as well as from additional potential sources of cash. Under our share repurchase program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. This program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. During the twelve months ended December 31, 2025, we repurchased approximately $333.4 million of our Class A Common Stock under this program. In addition, on February 19, 2026, our board of directors declared our first cash dividend. The timing and number of any future share repurchases under this program, and the specific timing and amount of any dividend payments, if any, will be determined by our management and will depend on a variety of factors, including our results of operations, financial condition, liquidity. capital requirements, stock price, trading volume, and general business and market conditions. Our board of directors will review these programs periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of any share repurchases or dividend payments. The share repurchase program and dividend payments could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. The share repurchase program or dividend payments may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 5 of this Annual Report on Form 10-K for additional information.
There can be no assurance that we will continue to declare cash dividends.
We announced the initiation of our first cash dividend program. The payment of any cash dividend in the future will depend on, among other factors, our results of operations, financial condition, liquidity, capital requirements, market conditions, applicable laws and agreements, and our Board continuing to determine that the declaration of dividends are in the best interests of our stockholders. The declaration and payment of any dividend may be discontinued or reduced at any time, and there can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders (subject to certain consent rights of the holders of Series A Convertible Preferred Stock), up to 100,000,000 shares of undesignated preferred stock, 200,000 shares of which are currently designated as Series A Convertible Preferred Stock;
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

The Organisation for Economic Cooperation and Development has proposed a two-pillar solution to address tax challenges arising from the digitalization of the economy, including a global minimum tax rate of 15% for certain large multinational companies (“Pillar Two”). Pillar Two has been implemented into the domestic laws of certain jurisdictions, including the European Union (the “EU”) Member States, and is being considered for implementation by other countries. On June 28, 2025, the OECD announced a side-by-side elective safe harbor that exempts U.S. multinational enterprises from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. These or any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
We may be subject to liabilities on past sales for taxes, surcharges, and fees and our operating results may be harmed if we are required to collect such amounts in jurisdictions where we have not historically done so.
We believe we collect state and local sales taxes and use, excise, utility user, and ad valorem taxes, fees, or surcharges in all relevant jurisdictions in which we generate sales, based on our understanding of the applicable laws in those jurisdictions. Such taxes, fees and surcharge laws and rates vary greatly by jurisdiction, and the application of such taxes to e-commerce businesses, such as ours, is complex and continuing to develop. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees, and surcharges for sales made over the Internet, and after the U.S. Supreme Court’s ruling in South Dakota v. Wayfair, U.S. states may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents, which may permit wider enforcement of sales tax collection requirements. Therefore, the application of existing or future laws relating to indirect taxes to our business, or the audit of our business and operations with respect to such taxes or challenges of our positions by taxing authorities, could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. Further, we have in the past and may in the future be audited by federal, state, and local tax authorities, which could lead to liabilities for past unpaid taxes, fines, and penalties.
We may be unable to use some or all of our net operating loss and research credit carryforwards, which could materially and adversely affect our reported financial condition and results of operations.
As of December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) of $1.3 billion and state NOLs of $1.0 billion. We also have federal research tax credit carryforwards that will begin to expire in 2028. Realization of these NOLs and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our reported financial condition and results of operations.
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
No material deferred tax assets have been recognized on our Consolidated Balance Sheets related to these NOLs, as they are fully offset by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our reported financial condition and results of operations.
If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.
Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm, KPMG LLP, is required to and has issued an attestation report as of December 31, 2025. While management concluded internal control over financial reporting was at a reasonable assurance level as of December 31, 2025, there can be no assurance that material weaknesses will not be identified in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We have an enterprise-wide information security program designed to protect, identify, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. Furthermore, to protect our information systems and data from cybersecurity threats, we use various security tools that help prevent, identify, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools, and a bug bounty program to allow security researchers to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors. We also maintain a third-party risk management program to identify, prioritize, assess, mitigate and remediate third-party risks; however, we rely on the third parties we use to implement security programs commensurate with their risks, and we cannot ensure in all circumstances that their efforts will be successful.
We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. Cybersecurity risk management is supported by management and overseen by our board of directors.
The Chief Information Security Officer (“CISO”) is responsible for management of cybersecurity risk and the protection and defense of our networks, systems and data. The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. This program was led by a CISO who departed in December 2025. To ensure continuity, our SVP of Global Operations and Security, a veteran with over 25 years of specialized experience, has assumed the CISO responsibilities in an interim capacity. Supported by a dedicated team of experts in threat detection, incident response, and regulatory compliance, the interim CISO provides the strategic and tactical guidance necessary to maintain a robust security posture while we actively recruit a permanent CISO.
Our board of directors oversees our enterprise risk management activities in general, and receives regular updates on the company’s risk management process and the risk trends related to cybersecurity. The audit committee specifically assists the board of directors in its oversight of risks related to cybersecurity. To help ensure effective oversight, the audit committee receives regular reports on information security and cybersecurity from senior management.
We have an established process and playbook led by senior members of management governing our assessment, containment, mitigation, response and internal and external disclosures upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to our CEO and the board of directors (including our lead independent director and the audit committee chair).
Our approach to cybersecurity risk management includes the following key elements:
•Multi-Layered Defense and Continuous Monitoring - We work to protect our computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We utilize data analytics to detect anomalies and search for cyber threats. Our Cybersecurity Operations Center provides comprehensive cyber threat detection and response capabilities and maintains a 24 hour, seven day per week monitoring system which complements the technology, processes, and threat detection techniques we use to monitor, manage, and mitigate cybersecurity threats. From time to time, we engage third-party consultants or other advisors to assist in assessing, identifying and/or managing cybersecurity threats. We also periodically use our internal audit function to conduct additional reviews and assessments.
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
•Third-Party Risk Assessments - We conduct information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties, and our standard terms and conditions contain contractual provisions requiring certain security protections.

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
Although the “Risk Factors” section includes further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date.
We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”
ITEM 2.    PROPERTIES
Our corporate headquarters is located in Belmont, California, and consists of approximately 84,148 square feet of office space under a lease that expires in July 2031.
We also lease office space in Denver, Colorado; London, England; Paris, France; Valencia, Spain; Sofia, Bulgaria; Bangalore, India; Xiamen and Hangzhou, China; and other small offices worldwide. In addition, we lease space from third-party datacenter hosting facilities under co-location agreements that support our cloud infrastructure, the most significant locations being Ashburn, Virginia; San Jose and Santa Clara, California; Chicago, Illinois; Amsterdam, the Netherlands; Zurich, Switzerland; Frankfurt, Germany; Bangalore and Mumbai, India; and other small locations worldwide. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.
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
Dividend Policy
We announced the initiation of our first quarterly cash dividend program. Under the program, our Board of Directors approved a cash dividend of $0.075 per share to be paid on March 16, 2026, to stockholders of record as of March 9, 2026, on each of the Company’s Class A common stock, Class B common stock, and Series A Convertible Preferred Stock (on an as-converted basis).
The declaration, payment, and amount of any future dividends will be at the discretion of our Board of Directors and will depend on, among other factors, our results of operations, financial condition, liquidity, capital requirements, and other factors deemed relevant by our Board.
Refer to Note 11, Stockholders’ Deficit and Convertible Preferred Stock in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.
Stockholders
As of February 20, 2026, there were 14 stockholders of record of our Class A Common Stock and Class B Common Stock. Because most of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Sales of Unregistered Equity Securities and Use of Proceeds
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended December 31, 2025 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended December 31, 2025 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
Balance as of September 30, 2025				$384,075
October 1, 2025 to October 31, 2025	2,361,600	$28.31	2,361,600	317,212
November 1, 2025 to November 30, 2025	2,242,761	$27.24	2,242,761	256,125
December 1, 2025 to December 31, 2025	253,282	$29.07	253,282	248,762
Balance as of December 31, 2025	4,857,643		4,857,643	$248,762

(1)Subsequent to December 31, 2025, our Board of Directors further increased the remaining share repurchase authorization to $500.0 million, subject to certain limitations and inclusive of repurchases since December 31, 2025. The share repurchase authorization does not expire. Refer to Note 11, Stockholders’ Deficit and Convertible Preferred Stock in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
The graph below matches RingCentral Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 1000 index and the NASDAQ Computer index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A Common Stock.
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
This section of this Form 10-K generally discusses fiscal 2025 and  fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024. Discussion regarding our financial condition and results of operations for fiscal 2024 as compared to fiscal 2023 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
Overview
Over the past 26 years, RingCentral has transformed business communications, leading the shift from on-premises legacy communications to the cloud. Today, the company has an AI-powered, multi-product portfolio including Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), RingCentral AI solutions, Video and Events. RingCentral’s core tenets include: a) Trust: We provide a carrier-grade, cloud based communications platform that businesses can trust with reliability, security, and privacy; b) Innovation: We plan to invest approximately $250 million in research and development in 2026 to execute through focused and strategic innovation, setting the bar in the industry for many market firsts; c) Partnerships: We have a diverse set of strategic partners, global service providers, channel partners, and third-party developers. RingCentral is designed for intelligent, connected, and effortless businesses communications, making employee and customer experiences more productive and efficient.
Our cloud-based offerings, including RingEX, RingCentral Contact Center and RingCX are primarily subscription based and made available at different rates varying by the specific functionalities, services, and number of users. Our AI-led products are also being offered on a usage-based pricing model. Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the years ended December 31, 2025 and 2024, subscriptions revenues accounted for over 90% of our total revenues. Other revenues are comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
As of December 31, 2025, we had customers from a range of industries, including healthcare, financial and professional services, retail, state and local government, education, legal services, real estate, technology, insurance, construction and hospitality, among others. For the years ended December 31, 2025, 2024 and 2023, the vast majority of our total revenues were generated in the U.S. and Canada.
The growth of our business and our future success depend on many factors, including our ability to add new customers, retain and expand within our existing customer base, continue to innovate and successfully monetize our AI-led product portfolio, increase sales and revenues from our existing and new products, and execute efficiently on our go-to-market strategy.

We have been actively implementing various measures to enhance operational efficiencies, expand margins and free cash flows while optimizing our working capital requirements. These measures include disciplined headcount management, expanded use of offshore and outsourced service providers, vendor consolidation, optimization of our go-to-market motions, and increased internal deployment of our AI tools to drive productivity. A key component of our margin expansion strategy is the reduction of stock-based compensation (SBC) as a percentage of revenue. SBC decreased from approximately 14% of total revenue in prior year to approximately 11% of total revenue in 2025.

Macroeconomic Conditions and Other Factors
Our business is subject to risks and exposures caused by the macroeconomic environment. Macroeconomic factors include persistent inflation, elevated interest rates, change in government administrations, supply chain disruptions, the imposition of tariffs and other non-tariff trade barriers, decreased economic output, geopolitical conflict and fluctuations in currency exchange rates, all of which can cause uncertainty. The overall macroeconomic environment may affect buying behavior from our customers, potentially reducing demand for our products and adversely impacting our results. We have in the past and may in the future experience lower upsell and increased downsell within our existing base as customers may slow hiring and rationalize their employee counts or lowering average revenue per user. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations, and overall financial position remains uncertain.
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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2025 was $222.7 million. As such, our ARR at December 31, 2025 was $2.67 billion compared to $2.49 billion at December 31, 2024.
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

Our key business metrics for the five quarterly periods ended December 31, 2025 were as follows (dollars in billions, except percentages):

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.67	$2.63	$2.59	$2.53	$2.49
Components of Results of Operations
Revenues
Our revenues for the years presented generally consists of subscriptions and other revenues. Our subscriptions revenue primarily includes recurring fixed plan subscription fees, usage-based fees, one-time fees, recurring license and other fees, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers. We provide subscription services to our customers pursuant to contractual arrangements that range in duration typically from one month to five years. Our subscription services are based on the functionalities and services selected by a customer and may automatically renew for additional periods at the end of the initial subscription term. We believe that this flexibility in contract duration is important to meet the different needs of our customers.
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
Other revenues includes product revenues from the sale of pre-configured phones, and professional services. Product revenue is recognized when the product has been delivered to the customer. Professional services revenue is recognized as and when services are delivered.
Cost of Revenues and Gross Margin
Our cost of subscriptions revenue primarily consists of fees paid to third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place our servers in data centers owned by third parties, depreciation of servers and equipment, along with related utilities and maintenance costs, amortization of acquired technology related intangible assets, integrated third-party services, personnel costs associated with customer support of the functionality of our platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology.
We define subscriptions gross margins as subscriptions revenues minus the cost of subscriptions revenue expressed as a percentage of subscriptions revenues.
Cost of other revenues is comprised primarily of the cost associated with the purchase of phones, personnel costs for employees and contractors, including share-based compensation expenses, cost of third parties used for professional services, and allocated costs of facilities and information technology.
We define other gross margins as other revenues minus the cost of other revenue expressed as a percentage of other revenues.
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
Other (Expense) Income, Net
Interest expenses consist primarily of interest costs on our debt arrangements, as well as amortization of the debt discount and issuance costs in connection with our long-term debt.
Other (expense) income consists primarily of the following:
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Year ended December 31,
	2025	2024	2023
Revenues
Subscriptions	$2,426,879	$2,297,192	$2,100,329
Other	88,263	103,203	102,100
Total revenues	2,515,142	2,400,395	2,202,429
Cost of revenues
Subscriptions	616,190	593,294	557,050
Other	107,043	112,213	107,241
Total cost of revenues	723,233	705,507	664,291
Gross profit	1,791,909	1,694,888	1,538,138
Operating expenses
Research and development	316,993	329,323	335,851
Sales and marketing	1,095,947	1,096,448	1,068,050
General and administrative	258,418	266,447	333,048
Total operating expenses	1,671,358	1,692,218	1,736,949
Income (loss) from operations	120,551	2,670	(198,811)
Other (expense) income, net
Interest expense	(60,279)	(64,995)	(35,997)
Other (expense) income	(4,035)	15,100	77,963
Other (expense) income, net	(64,314)	(49,895)	41,966
Income (loss) before income taxes	56,237	(47,225)	(156,845)
Provision for income taxes	12,846	11,063	8,395
Net income (loss)	$43,391	$(58,288)	$(165,240)

Percentage of Total Revenues*

	Year ended December 31,
	2025	2024	2023
Revenues
Subscriptions	96%	96%	95%
Other	4	4	5
Total revenues	100	100	100
Cost of revenues
Subscriptions	24	25	25
Other	4	5	5
Total cost of revenues	29	29	30
Gross profit	71	71	70
Operating expenses
Research and development	13	14	15
Sales and marketing	44	46	48
General and administrative	10	11	15
Total operating expenses	66	70	79
Income (loss) from operations	5	—	(9)
Other (expense) income, net
Interest expense	(2)	(3)	(2)
Other (expense) income	—	1	4
Other (expense) income, net	(3)	(2)	2
Income (loss) before income taxes	2	(2)	(7)
Provision for income taxes	1	—	—
Net income (loss)	2%	(2%)	(8%)
* Percentages may not add up due to rounding.
Comparison of Fiscal Years Ended December 31, 2025, 2024, and 2023:
Revenues

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Subscriptions	$2,426,879	$2,297,192	$129,687	6%	$2,297,192	$2,100,329	$196,863	9%
Other	88,263	103,203	(14,940)	(14)%	103,203	102,100	1,103	1%
Total revenues	$2,515,142	$2,400,395	$114,747	5%	$2,400,395	$2,202,429	$197,966	9%
Percentage of total revenues
Subscriptions	96%	96%			96%	95%
Other	4	4			4	5
Total	100%	100%			100%	100%
Subscriptions revenues. Subscriptions revenues increased by $129.7 million, or 6%, during fiscal year 2025 as compared to fiscal year 2024. Subscription revenues increased primarily due to acquisition of new customers and upsell of our products, including new AI-led products.

In 2025, ARR from our new products, including AI-led product portfolio was approximately $100 million. Our AI products are priced on a usage basis or as add-on subscriptions, and their contribution to total ARR and revenue growth may increase over time as adoption broadens and customers deepen their engagement with the platform.
Other revenues. Other revenues decreased by $14.9 million, or (14)%, during fiscal year 2025 as compared to fiscal year 2024. The decrease in other revenues is primarily driven by lower device sales, reflecting reduced demand for pre-configured desk phones as customers increasingly adopt mobile-based applications and lower professional services resulting from increased adoption of our newer AI-led products, including RingCX that are simpler to deploy.
Although we expect to continue to add new customers for our products, including new product sales, and increase the usage of our products for existing customers, we will monitor the macroeconomic factors that could impact customer buying behavior and demand, including contract duration, timing of customer purchases, pricing changes, churn, upsell and down-sell, renewals, payment terms, and credit card declines, all of which could cause variability in our revenue.
Cost of Revenues and Gross Margin

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change
Cost of revenues
Subscriptions	$616,190	$593,294	$22,896	4%	$593,294	$557,050	$36,244	7%
Other	107,043	112,213	(5,170)	(5)%	112,213	107,241	4,972	5%
Total cost of revenues	$723,233	$705,507	$17,726	3%	$705,507	$664,291	$41,216	6%
Percentage of total revenues
Subscriptions	24%	25%			25%	25%
Other	4%	5%			5%	5%
Gross margins
Subscriptions	75%	74%			74%	73%
Other	(21)%	(9)%			(9)%	(5)%
Total gross margin %	71%	71%			71%	70%
Subscription cost of revenues and gross margin. Cost of subscriptions revenues increased by $22.9 million, or 4%, during fiscal year 2025 as compared to fiscal year 2024. The increase was primarily driven by a $16.5 million increase in third-party costs to support our solution offerings, a $12.1 million increase in infrastructure support costs, a $4.2 million increase in headcount-related costs, and a $2.6 million increase in professional fees. These increases were partially offset by an $8.9 million reduction in share-based compensation expense due to disciplined new grant activity, and a $4.7 million decrease in amortization of intangible assets.
Our subscription gross margin remained relatively consistent during fiscal year 2025 as compared to fiscal year 2024.
Other cost of revenues and gross margin. Cost of other revenues decreased by $5.2 million, or (5)%, during fiscal year 2025 as compared to fiscal year 2024, primarily due to reduction in personnel costs. Other revenue gross margin decreased mainly due to lower pricing of our product sales and professional services.
Research and Development

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$316,993	$329,323	$(12,330)	(4)%	$329,323	$335,851	$(6,528)	(2)%
Percentage of total revenues	13%	14%			14%	15%
Research and development expenses decreased by $12.3 million, or (4)%, during fiscal year 2025 as compared to fiscal year 2024. The decrease was primarily driven by a $15.3 million reduction in share-based compensation expense due to disciplined new grant activity, partially offset by a $2.6 million increase in headcount-related costs.

We believe that investment in our products, including new AI-led products, is important for our future growth, and our research and development expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and Marketing

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change
Sales and marketing	$1,095,947	$1,096,448	$(501)	—%	$1,096,448	$1,068,050	$28,398	3%
Percentage of total revenues	44%	46%			46%	48%
Sales and marketing expenses remained relatively flat during fiscal year 2025 as compared to fiscal year 2024. Sales and marketing expenses decreased by $22.7 million due to reduction in personnel and contractor costs, largely driven by headcount reductions, $20.7 million in share-based compensation due to disciplined new grant activity, and a $3.3 million decrease in professional fees. These decreases were primarily offset by a $34.2 million increase from third-party commissions driven by year over year business growth, and $11.4 million from asset write-down charges pursuant to an amended partner arrangement.
We expect to incur incremental sales and marketing expenses to support our growth while driving operational efficiencies.
General and Administrative

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change
General and administrative	$258,418	$266,447	$(8,029)	(3)%	$266,447	$333,048	$(66,601)	(20)%
Percentage of total revenues	10%	11%			11%	15%
General and administrative expenses decreased by $8.0 million, or (3)%, during fiscal year 2025 as compared to fiscal year 2024. This decrease was primarily driven by a $21.6 million reduction in share-based compensation resulting from disciplined new grant activity, and a $5.2 million reduction in headcount-related costs. These decreases were partially offset by $14.7 million increase in business fee, taxes and provision for doubtful accounts.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we continue to realign our hiring strategies and rationalize our discretionary spending.
Other (Expense) Income, Net

	Year ended December 31,				Year ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense	$(60,279)	$(64,995)	$4,716	(7)%	$(64,995)	$(35,997)	$(28,998)	81%
Other (expense) income	(4,035)	15,100	(19,135)	nm	15,100	77,963	(62,863)	(81)
Other (expense) income, net	$(64,314)	$(49,895)	$(14,419)	29%	$(49,895)	$41,966	$(91,861)	nm
*nm - not meaningful
Interest expense. Interest expense decreased by $4.7 million, or (7)%, during fiscal year 2025 as compared to fiscal year 2024, primarily driven by lower outstanding debt due to $117.8 million aggregate principal repayments of our Term Loan and 2030 Senior Notes.

Other (expense) income. Other (expense) income decreased by $19.1 million during fiscal year 2025 as compared to fiscal year 2024. This decrease was primarily driven by a $7.7 million gain recognized in the prior-year period related to an amended agreement with a strategic partner, a $5.3 million reduction in interest income from our investments due to lower balances in money market funds, and the recognition of a $4.7 million loss on early extinguishment of debt recognized in connection with the partial repurchase of our 2030 Senior Notes.
Other (expense) income, net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, and fluctuations in currency exchange rates in the current macroeconomic environment.
Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. As of December 31, 2025 and 2024, we had cash and cash equivalents of $132.6 million and $242.8 million, respectively. These amounts include restricted cash of $8.4 million and $7.4 million, respectively, held as a bank deposit for issuance of a foreign bank guarantee. As of December 31, 2025, we have access to additional liquidity of $650.0 million available under our delayed draw-down Term Loan and $305.0 million available under our Revolving Credit Facility.
For the year ended December 31, 2025, net cash provided by operating activities was $617.4 million. During the year ended December 31, 2025, we generated $530.2 million of free cash flows, a non-GAAP financial measure defined as net cash provided by operating activities less capital expenditures (see below for a reconciliation to GAAP). Our capital allocation strategy includes reducing debt, returning capital to shareholders through share repurchases and dividends, and strategic acquisitions. In 2025, we repurchased 11.8 million common shares for $334.4 million, repaid $279.1 million of long-term debt, and used $20.8 million of cash for business combinations, including the acquisition of CommunityWFM.
During the year ended December 31, 2025, we reduced our outstanding debt by repaying $279.1 million of principal, including $161.3 million on our 2025 Convertible Notes upon maturity, $67.8 million on our Term Loan, and $50.0 million on our 2030 Senior Notes. Refer to Note 6, Long-Term Debt, in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our Credit Agreement, the 2030 Senior Notes, and the 2026 Convertible Notes. We were in compliance with all debt covenants as of December 31, 2025.
A near-term capital allocation priority is the repayment of our $609 million in convertible notes due in March 2026. We plan to utilize our available credit facilities, including $650 million of incremental capacity under our Term Loan to fund the repayment of these notes. The 2026 Convertible Notes carry a coupon rate of 0% and therefore currently generate no cash interest expense. As a result, the repayment of the 2026 Convertible Notes will increase our cash interest expense beginning in 2026 as borrowings under our Term Loan bear interest at a floating rate based on SOFR plus an applicable margin.
Under our share repurchase programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. During the twelve months ended December 31, 2025, we repurchased and settled approximately 11.8 million shares of our Class A Common Stock, by paying an aggregate amount of approximately $334.4 million under the plans previously authorized by our board of directors. As of December 31, 2025, approximately $248.8 million remained authorized and available under our share repurchase programs for future share repurchases. The authorization under this program does not expire. Subsequent to December 31, 2025, our Board of Directors increased our remaining share repurchase authorization to $500.0 million, subject to certain limitations and inclusive of repurchases since December 31, 2025. The share repurchase authorization does not expire. Refer to Note 11, Stockholders’ Deficit and Convertible Preferred Stock in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

The following table sets the current outstanding debt principal and the future payments as of December 31, 2025 (in thousands):

	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2026	$609,065	$15,500	$—	$624,565
2027	—	15,500	—	15,500
2028	—	15,500	—	15,500
2029	—	15,500	—	15,500
2030 onwards	—	240,250	350,000	590,250
Total principal amount	$609,065	$302,250	$350,000	$1,261,315

In February 2026, our Board of Directors initiated our first-ever quarterly cash dividend of $0.075 per share of our outstanding capital stock, which shall be paid on March 16, 2026 to stockholders of record as of the close of business on March 9, 2026. We intend to pay a cash dividend on a quarterly basis going forward, subject to market conditions and approval by our Board.
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
Cash Flows
The table below provides selected cash flow information for the periods indicated (in thousands):

	Year ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$617,427	$483,276	$399,662
Net cash used in investing activities	(107,968)	(109,359)	(90,449)
Net cash used in financing activities	(623,420)	(351,081)	(358,018)
Effect of exchange rate changes	3,714	(2,220)	1,016
Net (decrease) increase in cash and cash equivalents	$(110,247)	$20,616	$(47,789)
Net Cash Provided By Operating Activities
Cash provided by operating activities is driven by the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, sales, marketing, innovation and infrastructure costs to support the anticipated growth of our business, payments under strategic arrangements, and interest costs.

Net cash provided by operating activities was $617.4 million for the year ended December 31, 2025. The cash flow from operating activities was driven by timing of cash receipts from customers and global service providers, offset by cash payments for personnel-related costs and payments to vendors along with interest payments on our debt obligations.
Net cash provided by operating activities for the year ended December 31, 2025, increased by $134.2 million as compared to the year ended December 31, 2024. This improvement reflects working capital impacts resulting from the timing of payments and collections and a $117.9 million increase in income from operations, driven by higher subscription revenues and lower operating expenses.
Net Cash Used In Investing Activities
Our primary investing activities consist of our capital expenditures and expenditures for internal-use software, business acquisitions, and cash paid for intellectual property assets.
Net cash used in investing activities was $108.0 million for the year ended December 31, 2025. This was primarily driven by $87.2 million in capital expenditures, including personnel-related costs associated with the development of internal-use software, and $20.8 million in cash paid for business combinations.
Net cash used in investing activities for the year ended December 31, 2025, decreased by $1.4 million as compared to the year ended December 31, 2024. The change was primarily attributed to a $5.5 million decrease in cash used for business combinations and $2.5 million reduction in cash used for the purchase of intangible assets, partially offset by a $6.7 million increase in cash used for capital expenditures, which includes personnel-related costs associated with the development of internal-use software.
Net Cash Used In Financing Activities
Our primary financing activities include utilizing cash to repurchase Class A Common Stock under our share repurchase programs, servicing and repaying debt, paying contingent consideration, proceeds from issuance under our stock plans, paying taxes related to these plans, and meeting our existing financing commitments.
Net cash used in financing activities was $623.4 million for the year ended December 31, 2025. This was primarily driven by the cash settlement of $161.3 million upon the maturity of our 2025 Convertible Notes, $67.8 million of principal repayments on our Term Loan, and a $53.9 million cash payment to repurchase $50.0 million of principal on our 2030 Senior Notes. Additional cash outflows included $334.4 million used to repurchase and retire approximately 11.8 million shares of our Class A Common Stock under our share repurchase program, and $12.6 million for taxes associated with net share settlement of equity awards under our stock plans. These outflows were partially offset by $14.7 million in proceeds from issuance of stock in connection with our stock plans.
Net cash used in financing activities for the year ended December 31, 2025, increased by $272.3 million as compared to the year ended December 31, 2024. The increase was primarily driven by a $161.3 million cash outflow related to the settlement of our 2025 Convertible Notes upon maturity, a $53.9 million cash payment to repurchase $50.0 million of principal on our 2030 Senior Notes, and a $47.8 million increase in principal repayments on our Term Loan.
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$617,427	$483,276	$399,662
Capitalized expenditures	(87,214)	(80,528)	(75,740)
Non-GAAP free cash flow	$530,213	$402,748	$323,922

Remaining Performance Obligations
We have generally signed new customer contracts with typical subscription terms ranging from one month to five years. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute our remaining performance obligations. Until we meet our performance obligations, we do not recognize them as revenues in our consolidated financial statements. Our remaining performance obligations exclude contracts with an original expected length of less than one year. Contract revenue as of December 31, 2025 that has not yet been recognized was approximately $2.6 billion.
Deferred Revenue
Deferred revenue primarily consists of the unearned portion of monthly or annual invoiced fees for our subscriptions, which we recognize as revenue in accordance with our revenue recognition policy. For customers with multi-year contracts, we generally invoice for monthly or only one annual subscription period in advance. As a result, our deferred revenue balance does not capture the full value of multi-year contracts and may not be a complete indicator of future subscription revenues on a standalone basis, therefore, we do not utilize deferred revenue as a key management metric internally.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2025 (in thousands):

	Payments due by period
	Up to 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations (1)	$22,737	$14,230	$831	$—	$37,798
Supplier financing arrangements (2)	633	463	—	—	1,096
Principal payments on long-term debt (3)	624,565	31,000	605,750	—	1,261,315
Contractual interest payments on long-term debt (3)	47,704	92,400	82,815	—	222,919
Purchase obligations (4)	63,111	69,966	5,157	—	138,234
Total	$758,750	$208,059	$694,553	$—	$1,661,362
(1)Represents obligations under non-cancellable lease agreements for our corporate and worldwide offices, and co-location data centers. For more information regarding our lease obligations, refer to Note 9 - Leases included in Part II, Item 8, in this Annual Report on Form 10-K for additional information.
(2)Amounts include established financing arrangements with certain third-party financial institutions and participating suppliers.
(3)Represents our principal and contractual interest payments on our long-term debt. For more information regarding our long-term debt, refer to Note 6 - Long-Term Debt included in Part II, Item 8, in this Annual Report on Form 10-K for additional information.
(4)Purchase obligations are primarily related to third-party managed hosting services and represent our non-cancellable open purchase orders and contractual obligations for which we have not received the goods or services as of December 31, 2025.

Indemnification Obligations
Certain of our agreements with sales agents, resellers and customers include provisions for indemnification against liabilities if our products infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2025.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During fiscal year 2025, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of December 31, 2025, we had cash and cash equivalents of $132.6 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. During fiscal year 2025, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of December 31, 2025, we had $609.1 million outstanding from our 2026 Convertible Notes. We carry the 2026 Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The 2026 Convertible Notes have a zero percent fixed annual interest rate and, therefore, we have no economic exposure to changes in interest rates. The fair value of the 2026 Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate 2026 Convertible Notes will increase as interest rates decline and decrease as interest rates increase. In addition, the fair values of the 2026 Convertible Notes are affected by our stock price. The fair value of the 2026 Convertible Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price decrease in value.
As of December 31, 2025, we had no amounts outstanding under our Revolving Credit Facility and $302.3 million principal outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement bear interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028, consistent with the original duration of the maturity of the Term Loan. From time to time, we may elect to dedesignate certain cash flow hedging relationships as a result of changes in the repricing terms or partial repayments of our outstanding long-term debt. As of December 31, 2025, our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of December 31, 2025, we had $350.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of our 2030 Senior Notes are exposed to interest rate risk. Generally, the fair value of the 2030 Senior Notes will increase as interest rates fall and decrease as interest rates rise.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of RingCentral, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Information technology systems used in subscriptions revenue
As discussed in Note 1 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company recorded $2,515.1 million of total revenues for the year ended December 31, 2025, of which $2,426.9 million related to subscriptions. There are high volumes of subscription transactions processed across multiple information technology (IT) systems.
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
Santa Clara, California
February 26, 2026

RINGCENTRAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$132,564	$242,811
Accounts receivable, net	384,100	386,252
Deferred and prepaid sales commission costs	167,304	182,615
Prepaid expenses and other current assets	81,190	59,444
Total current assets	765,158	871,122
Property and equipment, net	186,570	180,650
Operating lease right-of-use assets	30,855	46,463
Deferred and prepaid sales commission costs, non-current	252,504	325,198
Goodwill	97,792	82,986
Acquired intangibles, net	135,410	258,526
Other assets	13,166	14,928
Total assets	$1,481,455	$1,779,873
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$27,677	$21,866
Accrued liabilities	297,633	283,799
Current portion of long-term debt, net	624,216	181,252
Deferred revenue	269,122	261,882
Total current liabilities	1,218,648	748,799
Long-term debt, net	629,580	1,347,881
Operating lease liabilities	14,372	29,733
Other long-term liabilities	7,525	4,930
Total liabilities	1,870,125	2,131,343

Commitments and contingencies (Note 10)
Series A convertible preferred stock, $0.0001 par value; 200 shares authorized at December 31, 2025 and 2024; 200 shares issued and outstanding at December 31, 2025 and 2024	199,449	199,449

Stockholders’ deficit
Class A common stock, $0.0001 par value; 1,000,000 shares authorized at December 31, 2025 and 2024; 75,394 and 80,913 shares issued and outstanding at December 31, 2025 and 2024	8	8
Class B common stock, $0.0001 par value; 250,000 shares authorized at December 31, 2025 and 2024; 9,805 and 9,805 shares issued and outstanding at December 31, 2025 and 2024	1	1
Additional paid-in capital	1,123,447	1,215,377
Accumulated other comprehensive income (loss)	2,458	(8,881)
Accumulated deficit	(1,714,033)	(1,757,424)
Total stockholders’ deficit	(588,119)	(550,919)
Total liabilities, temporary equity and stockholders’ deficit	$1,481,455	$1,779,873
See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Subscriptions	$2,426,879	$2,297,192	$2,100,329
Other	88,263	103,203	102,100
Total revenues	2,515,142	2,400,395	2,202,429
Cost of revenues
Subscriptions	616,190	593,294	557,050
Other	107,043	112,213	107,241
Total cost of revenues	723,233	705,507	664,291
Gross profit	1,791,909	1,694,888	1,538,138
Operating expenses
Research and development	316,993	329,323	335,851
Sales and marketing	1,095,947	1,096,448	1,068,050
General and administrative	258,418	266,447	333,048
Total operating expenses	1,671,358	1,692,218	1,736,949
Income (loss) from operations	120,551	2,670	(198,811)
Other (expense) income, net
Interest expense	(60,279)	(64,995)	(35,997)
Other (expense) income	(4,035)	15,100	77,963
Other (expense) income, net	(64,314)	(49,895)	41,966
Income (loss) before income taxes	56,237	(47,225)	(156,845)
Provision for income taxes	12,846	11,063	8,395
Net income (loss)	$43,391	$(58,288)	$(165,240)
Net income (loss) per common share
Basic	$0.48	$(0.63)	$(1.74)
Diluted	$0.48	$(0.63)	$(1.74)
Weighted-average number of shares used in computing net income (loss) per share
Basic	89,481	92,110	94,912
Diluted	91,214	92,110	94,912

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$43,391	$(58,288)	$(165,240)
Other comprehensive income (loss)
Foreign currency translation adjustments	16,603	(5,537)	3,070
Unrealized (loss) gain on derivative instruments	(5,264)	4,879	(2,512)
Total other comprehensive income (loss)	11,339	(658)	558
Comprehensive income (loss)	$54,730	$(58,946)	$(164,682)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	95,385	$10	$1,059,880	$(8,781)	$(1,533,896)	$(482,787)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings, and other commercial arrangements	6,337	—	7,625	—	—	7,625
Issuance of common stock in connection with strategic partnership arrangement	1,693	—	55,015	—	—	55,015
Repurchases of common stock	(9,948)	(1)	(316,321)	—	—	(316,322)
Share-based compensation	—	—	398,582	—	—	398,582
Other comprehensive income	—	—	—	558	—	558
Net loss	—	—	—	—	(165,240)	(165,240)
Balance as of December 31, 2023	93,467	9	1,204,781	(8,223)	(1,699,136)	(502,569)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	6,714	1	10,728	—	—	10,729
Issuance of common stock in connection with strategic partnership arrangement	255	—	7,972	—	—	7,972
Repurchases of common stock	(9,718)	(1)	(317,963)	—	—	(317,964)
Share-based compensation	—	—	309,859	—	—	309,859
Other comprehensive loss	—	—	—	(658)	—	(658)
Net loss	—	—	—	—	(58,288)	(58,288)
Balance as of December 31, 2024	90,718	9	1,215,377	(8,881)	(1,757,424)	(550,919)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	6,279	—	2,155	—	—	2,155
Repurchases of common stock	(11,798)	—	(335,185)	—	—	(335,185)
Share-based compensation	—	—	241,100	—	—	241,100
Other comprehensive income	—	—	—	11,339	—	11,339
Net income	—	—	—	—	43,391	43,391
Balance as of December 31, 2025	85,199	$9	$1,123,447	$2,458	$(1,714,033)	$(588,119)

See accompanying notes to consolidated financial statements

RINGCENTRAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$43,391	$(58,288)	$(165,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	222,603	222,609	233,940
Share-based compensation	269,658	339,059	426,679
Unrealized loss on investments	—	—	1,506
Asset write-down and other charges	11,440	—	—
Amortization of deferred and prepaid sales commission costs	163,550	162,552	138,134
Amortization of debt discount and issuance costs	4,627	4,272	4,566
Loss (gain) on early extinguishment of debt	4,988	—	(53,400)
Reduction of operating lease right-of-use assets	24,800	20,723	20,469
Provision for bad debt	17,470	8,667	6,852
Other	1,729	(8,428)	1,486
Changes in assets and liabilities:
Accounts receivable	(13,815)	(30,481)	(57,819)
Deferred and prepaid sales commission costs	(111,563)	(130,730)	(156,734)
Prepaid expenses and other assets	(18,963)	19,811	14,492
Accounts payable	4,100	(29,793)	(21,213)
Accrued and other liabilities	10,462	(37,433)	9,101
Deferred revenue	6,746	19,592	17,681
Operating lease liabilities	(23,796)	(18,856)	(20,838)
Net cash provided by operating activities	617,427	483,276	399,662
Cash flows from investing activities
Purchases of property and equipment	(30,104)	(24,994)	(23,513)
Capitalized internal-use software	(57,110)	(55,534)	(52,227)
Cash paid for business combination, net of cash acquired	(20,754)	(26,291)	(14,709)
Purchases of intangible assets and long-term investments	—	(2,540)	—
Net cash used in investing activities	(107,968)	(109,359)	(90,449)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	14,718	16,693	16,687
Payments for taxes related to net share settlement of equity awards	(12,563)	(5,965)	(9,062)
Payments for repurchase of common stock, including excise tax	(334,446)	(322,356)	(311,088)
Proceeds from issuance of long-term debt, net of issuance costs	—	—	785,749
Payments for the settlement of convertible notes	(161,326)	—	(820,960)
Repayments of principal on term loan	(67,750)	(20,000)	(10,000)
Repurchases of principal on senior notes	(53,903)	—	—
Payments for fees on long-term debt	(7,517)	(4,851)	—
Repayment of financing obligations	(633)	(4,257)	(5,777)
Payment for contingent consideration	—	(10,345)	(3,567)
Net cash used in financing activities	(623,420)	(351,081)	(358,018)
Effect of exchange rate changes	3,714	(2,220)	1,016
Net (decrease) increase in cash, cash equivalents, and restricted cash	(110,247)	20,616	(47,789)
Cash, cash equivalents, and restricted cash
Beginning of year	242,811	222,195	269,984
End of year	$132,564	$242,811	$222,195
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$54,021	$59,045	$16,629
Cash paid for income taxes, net of refunds	$12,435	$17,752	$10,940
Non-cash investing and financing activities
Common stock issued in connection with strategic partnership arrangement	$—	$7,972	$55,014
Acquisition related measurement period adjustment	$—	$9,147	$—
Indemnity holdback consideration	$3,000	$—	$—
Contingent consideration	$2,000	$—	$7,461
Equipment and capitalized internal-use software purchased and unpaid at period end	$3,221	$3,091	$3,953
Acquisition of intangibles	$—	$—	$3,629
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
Allowance for Doubtful Accounts
For the years ended December 31, 2025 and 2024, a portion of revenues were realized from credit card transactions while the remaining revenues generated accounts receivable. The Company determines provisions based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts.

Below is a summary of the changes in allowance for doubtful accounts for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Balance at beginning of year	Provision, net of recoveries	Write-offs	Balance at end of year
Year ended December 31, 2025
Allowance for doubtful accounts	$15,131	$17,470	$14,510	$18,091
Year ended December 31, 2024
Allowance for doubtful accounts	$12,472	$8,667	$6,008	$15,131
Year ended December 31, 2023
Allowance for doubtful accounts	$9,581	$6,852	$3,961	$12,472
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
For the years ended December 31, 2025 and 2024, the Company capitalized $62.8 million and $59.3 million, net of impairment, of internal-use software development costs, respectively. The carrying value of internal-use software development costs was $138.2 million and $135.2 million as of December 31, 2025 and 2024, respectively.
Property and Equipment, net
Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer hardware and software	3 to 5 years
Internal-use software development costs	3 to 5 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of the estimated lease term or useful life
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
Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level at a minimum on an annual basis or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company conducted its annual impairment test of goodwill in the fourth quarter of 2025 and 2024 and determined that no adjustment to the carrying value of goodwill was required.
Intangible assets consist of purchased customer relationships and developed technology. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to five years. No residual value is estimated for intangible assets.

Convertible Debt
Convertible senior notes, net are accounted as a liability and measured at amortized cost. The carrying amount of the convertible senior notes is calculated as the proceeds at issuance, net of debt discounts and debt issuance costs. The difference between the principal amount and carrying amount is amortized to interest expense over the term of the convertible senior notes using the effective interest rate method and is included in other (expense) income in the Consolidated Statements of Operations.
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
The Company recognizes revenues as follows:
Subscriptions revenue
Subscriptions revenue is generated from fees that provide customers access to one or more of the Company’s software applications and related services. These arrangements have contractual terms typically ranging from one month to five years and include recurring fixed plan subscription fees, usage-based fees, one-time fees, recurring license and other fees, derived from sales through our direct and indirect sales channels, including resellers and distributors, strategic partners and global service providers.
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
These sales commission costs are deferred and then amortized over the expected period of benefit, which is estimated to be five years. The Company has determined the period of benefit taking into consideration the expected subscription term and expected renewal periods of its customer contracts, the duration of its relationships with its customers considering historical and expected customer retention, technology life-cycle and other factors. Amortization expense is included in sales and marketing expenses in the accompanying Consolidated Statements of Operations. The Company evaluates its deferred and prepaid sales commission costs for possible recoverability whenever events or changes in circumstances have occurred that could indicate the carrying amount of such assets may not be recoverable.
Cost of Revenues
Cost of subscriptions revenue primarily consists of costs of network capacity purchased from third-party telecommunications providers, network operations, costs to build out and maintain data centers, including co-location fees for the right to place the Company’s servers in data centers owned by third parties, depreciation of the servers and equipment, along with related utilities and maintenance costs, amortization of acquired technology related intangible assets, integrated third-party services, personnel costs associated with customer care and support of the functionality of the Company’s platform and data center operations, including share-based compensation expenses, and allocated costs of facilities and information technology. Cost of subscriptions revenue is expensed as incurred.
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
Asset Write-down Charges
Asset write-down charges consist of write-offs related to our assets, including deferred and prepaid sales commission. The Company performs periodic reviews to assess the recoverability of such assets, whenever events or changes in circumstances have occurred that could indicate the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying value of deferred commission asset exceeds the amount of consideration that the Company expects to receive in the future in exchange for goods or services to which the asset relates, less the costs that relate directly to providing those goods or services that have not yet been recognized. Asset write-down charges are included in sales and marketing expenses in the Consolidated Statements of Operations.
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
Advertising Costs
Advertising costs, which include various forms of e-commerce such as search engine marketing, search engine optimization and online display advertising, as well as more traditional forms of media advertising such as radio and billboards, are expensed as incurred and were $93.8 million, $96.0 million, and $97.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2025, except for deferred tax assets associated with certain foreign subsidiaries, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets due to its history of operating losses. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense.
Related Party Transactions
In the ordinary course of business, the Company purchased health insurance services from UnitedHealthcare, a subsidiary of UnitedHealth Group, a provider of health insurance services to the Company. One of the Company’s directors, who was recently added to the Board in December 2025, serves as Senior Vice President and Chief Technology Officer of UnitedHealth Group. There were no material amounts payable to or receivable from UnitedHealthcare as of December 31, 2025. During the year ended December 31, 2025, the Company incurred total expenses of $29.2 million with UnitedHealthcare.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update No. 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim financial statements. This ASU also requires disclosure of the total amount of selling expenses and our definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statement disclosures.

In July 2025, the FASB issued Accounting Standards Update No. 2025-05: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), providing a practical expedient to calculating current expected credit losses for current accounts receivable and contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This update is effective for annual reporting periods beginning after December 15, 2025 and for interim periods within those annual periods, and is applied prospectively. The adoption of ASU 2025-05 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of adopting ASU 2025-06 on its financial statements.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 effective January 1, 2025 and applied the guidance prospectively. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements, as the amendments primarily affect income tax disclosures. For more details, refer to Note 13 - Income Taxes of this Annual Report on Form 10-K.
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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Year ended December 31,
	2025	2024	2023
Primary geographical markets
North America (1)	89%	90%	90%
Others	11%	10%	10%
Total revenues	100%	100%	100%

(1)Total revenues attributed to the United States were 93% of North America total revenues for the years ended December 31, 2025 and 2024, and 94% for the year ended December 31, 2023.
The Company derived over 90% of subscription revenues from RingEX and RingCentral contact center solutions for the years ended December 31, 2025, 2024, and 2023. For the years ended December 31, 2025 and 2024 and 2023, RingCentral contact center solutions represented over 10% of total revenues.
Deferred revenue
During the year ended December 31, 2025, the Company recognized approximately all of the corresponding deferred revenue balance at the beginning of the year as revenue.

Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of December 31, 2025 that has not yet been recognized was approximately $2.6 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 55% of this balance over the next 12 months and 45% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $46.4 million, $51.9 million, and $44.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Cash	$127,140	$128,308
Money market funds	5,424	114,503
Total cash and cash equivalents	$132,564	$242,811
As of December 31, 2025 and 2024, $8.4 million and $7.4 million in the cash balance above, respectively, represents restricted cash, which is held in the form of a bank deposit for issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable	$303,256	$300,805
Unbilled accounts receivable	98,935	100,578
Allowance for doubtful accounts	(18,091)	(15,131)
Accounts receivable, net	$384,100	$386,252
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$43,142	$39,858
Inventory	929	1,243
Other current assets	37,119	18,343
Total prepaid expenses and other current assets	$81,190	$59,444
Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Computer hardware and software	$274,700	$252,961
Internal-use software development costs	377,785	314,944
Furniture and fixtures	8,990	8,965
Leasehold improvements	10,041	12,367
Property and equipment, gross	671,516	589,237
Less: accumulated depreciation and amortization	(484,946)	(408,587)
Property and equipment, net	$186,570	$180,650

Total depreciation and amortization expense related to property and equipment was $87.2 million, $86.1 million, and $82.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2024	$82,986
Acquisitions (Note 8)	12,273
Foreign currency translation adjustments	2,533
Balance at December 31, 2025	$97,792
The carrying values of intangible assets are as follows (in thousands):

		December 31, 2025			December 31, 2024
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization And Impairment	Acquired Intangibles, Net	Cost	Accumulated Amortization And Impairment	Acquired Intangibles, Net
Customer relationships	3.1 years	$60,660	$34,745	$25,915	$51,312	$25,833	$25,479
Developed technology	1.0 year	784,130	674,635	109,495	779,794	546,747	233,047
Total acquired intangible assets		$844,790	$709,380	$135,410	$831,106	$572,580	$258,526
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
Amortization expense from acquired intangible assets for the years ended December 31, 2025, 2024 and 2023 was $135.4 million, $136.5 million, and $151.1 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2026	$114,632
2027	9,515
2028	8,015
2029	2,711
2030 onwards	537
Total estimated amortization expense	$135,410
Accrued liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and benefits	$54,715	$47,415
Accrued sales, use, and telecom related taxes	54,182	55,699
Accrued marketing and sales commissions	37,102	36,391
Operating lease liabilities, short-term	21,293	20,445
Other accrued expenses	130,341	123,849
Total accrued liabilities	$297,633	$283,799

Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs for the years ended December 31, 2025, 2024 and 2023 were $163.6 million, $162.6 million, and $138.1 million, respectively. There was no asset write-off or impairment loss in relation to the deferred commission costs capitalized for the periods presented.
The Company evaluates the recoverability of its deferred and prepaid sales commission balance whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. During the year ended December 31, 2025, the Company recorded a non-cash asset write-down charge of $11.4 million pursuant to an amended partner arrangement, in sales and marketing expense in the accompanying Consolidated Statements of Operations.
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
The financial assets carried at fair value were determined using the following inputs (in thousands):

	Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,424	$5,424	$—	$—
Accrued liabilities:
Interest rate swap derivatives	$1,285	$—	$1,285	$—
Contingent consideration	$911	$—	$—	$911
Other long-term liabilities:
Interest rate swap derivatives	$2,133	$—	$2,133	$—
Contingent consideration	$1,136	$—	$—	$1,136

	Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$114,503	$114,503	$—	$—
Other assets:
Interest rate swap derivatives	$2,367	$—	$2,367	$—
Other long-term liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, accrued liabilities and other liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

Fair Value of Long-Term Debt
As of December 31, 2025, the fair value of the 0% convertible senior notes due 2026 (the “2026 Convertible Notes”) was approximately $602.1 million. The fair value for the 2026 Convertible Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of December 31, 2025, the carrying amount of the Term Loan was $302.3 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of December 31, 2025, the fair value of the 8.5% senior notes due 2030 (the “2030 Senior Notes”) was approximately $371.7 million. The fair value for the 2030 Senior Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
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
During the year ended December 31, 2024 and 2023, the Company recorded a gain of $7.7 million, and $11.5 million, respectively, in other (expense) income in the Consolidated Statements of Operations, pursuant to an amended agreement with one of its strategic partners.
Note 6. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	December 31, 2025	December 31, 2024
2030 Senior Notes	August 15, 2030	$350,000	$400,000
Term Loan under Credit Agreement (1)	September 11, 2030	302,250	370,000
Revolving Credit Facility under Credit Agreement (2)	September 11, 2030	—	—
2026 Convertible Notes	March 15, 2026	609,065	609,065
2025 Convertible Notes (3)	March 1, 2025	—	$161,326
Total principal amount		1,261,315	$1,540,391
Less: unamortized debt discount and issuance costs on long-term debt		(7,519)	$(11,258)
Less: current portion of long-term debt, net (4)		(624,216)	$(181,252)
Net carrying amount of long-term debt		$629,580	$1,347,881

(1)The Company has $650.0 million available for drawdown under the Term Loan as of December 31, 2025.

(2)The Company has $305.0 million available for borrowing under the Revolving Credit Facility as of December 31, 2025.
(3)The Company settled the remaining $161.3 million principal of the 2025 Convertible Notes in cash on the original maturity date in March 2025.
(4)As of December 31, 2025, the current portion of long-term debt, net, consists of the $608.7 million net carrying amount of the 2026 Convertible Notes and $15.5 million in expected principal payments due on the Term Loan. The Term Loan requires quarterly principal payments of 1.25% of the refinanced $310.0 million principal amount drawn, with balance due at maturity.
The following table sets forth the future minimum principal payments for long-term debt as of December 31, 2025 (in thousands):

	2026 Convertible Notes	Term Loan	2030 Senior Notes	Total
2026	$609,065	$15,500	$—	$624,565
2027	—	15,500	—	15,500
2028	—	15,500	—	15,500
2029	—	15,500	—	15,500
2030 onwards	—	240,250	350,000	590,250
Total principal amount	$609,065	$302,250	$350,000	$1,261,315
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
In June 2025, the Company repurchased $50.0 million of principal on its 2030 Senior Notes for an aggregate repurchase price of $53.9 million. This repurchase resulted in the recognition of a $4.7 million loss on debt extinguishment, which includes the call premium and the write-off of related unamortized debt discount and issuance costs. The loss is recorded in Other (expense) income, net in the Consolidated Statements of Operations.
As of December 31, 2025, the carrying value of the outstanding 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $344.9 million, and the Company was in compliance with all covenants under the Senior Notes Indenture. The effective interest rate on the 2030 Senior Notes was 8.9% as of December 31, 2025.
Credit Agreement
In February 2023, the Company entered into a credit agreement with certain lenders, from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended from time to time, the “Credit Agreement”), providing for a $400.0 million Term Loan (the “Term Loan”) and $200.0 million revolving credit facility (the “Revolving Credit Facility”). In the second quarter of 2023, the Company drew down the initial $400.0 million Term Loan and used the proceeds to repurchase a portion of the Company’s 0% convertible senior notes that were due in 2025 (the “2025 Convertible Notes”). The credit facilities were subsequently amended in 2023 and 2024 to increase the Term Loan by $350.0 million and the Revolving Credit Facility from $200.0 million to $225.0 million. The Company made an early principal repayment of $50.0 million of the drawn Term Loan during the quarter ended June 30, 2025, in addition to the required quarterly principal payments, reducing the outstanding Term Loan balance to $310.0 million at the beginning of the third quarter of 2025.
The credit facilities were amended in September 2025 to refinance the outstanding $310.0 million Term Loan and increase the delayed draw Term Loan commitments by $300.0 million to a total of $650.0 million, and to increase the Revolving Credit Facility to a total of $305.0 million. The proceeds from the undrawn Term Loan and Revolving Credit Facility can be used for the repurchase or repayment of the Company’s convertible notes, share repurchases, working capital and general corporate purposes.

The $650.0 million of the Term Loan remains available for draw until March 15, 2026, thereafter, the amount available to be drawn under the Term Loan shall be reduced to $325.0 million through June 30, 2026, thereafter, the amount available to be drawn under the Term Loan shall be reduced to $162.5 million through September 30, 2026. Additionally, the $305.0 million Revolving Credit Facility commitments remain available for draw until September 11, 2030, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable. The Company will continue to pay a quarterly ticking fee of 0.30% per annum on the daily unused amount of the Term Loan until the earlier of the funding or the end of the availability period. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants in the Senior Notes Indenture. The Company also pays a fee of up to 0.35% per annum on the daily unused amount of the Revolving Credit Facility commitments.
The credit facilities are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors. If on the date that was 91 days prior to the final scheduled maturity date of the 2026 Convertible Notes, the 2026 Convertible Notes were in an aggregate principal amount outstanding that exceeds an amount equal to 50% of last twelve months EBITDA, calculated as set forth in the Credit Agreement and available liquidity, calculated as the sum of Company unrestricted cash and undrawn commitments under the Credit Agreement, as of such date was less than 125% of the aggregate principal amount of the Convertible Notes that were outstanding on such date, the maturity date of both the Revolving Credit Facility and Term Loan would have automatically been modified to be such date. No such modification occurred during the year ended December 31, 2025.
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
As of December 31, 2025, the carrying value of the Term Loan, net of unamortized debt discount and issuance costs, was $300.2 million. As of December 31, 2025, the Company incurred $17.4 million of debt issuance costs in connection with the Credit Agreement, of which $12.1 million was capitalized in the Consolidated Balance Sheets and amortized primarily using the effective interest rate over the term of the Credit Agreement, while the remaining amount was expensed in the period incurred. As of December 31, 2025, the effective interest rate on the Term Loan was 5.7%. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.
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
As of December 31, 2025, the carrying value of the 2026 Convertible Notes, net of unamortized debt issuance costs, was $608.7 million, and the Company was in compliance with all covenants under the indenture governing the 2026 Convertible Notes (“2026 Convertible Notes Indenture”).
Other Terms of the Notes

2026 Convertible Notes
$1,000 principal amount initially convertible into number of the Company’s Class A Common Stock par value $0.0001	2.3583 shares
Equivalent initial approximate conversion price per share	$424.03

Beginning on December 15, 2025, holders have the right to elect to convert their 2026 Convertible Notes at any time until March 13, 2026, the scheduled trading day immediately prior to the maturity date of the 2026 Convertible Notes.

The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Twelve Months Ended December 31,
	2025	2024	2023
Contractual interest expense	$52,857	$59,138	$29,285
Amortization of debt discount and issuance costs	4,627	4,272	4,566
Total interest expense related to long-term debt	$57,484	$63,410	$33,851
The following table sets forth the future minimum contractual interest for long-term debt as of December 31, 2025 (in thousands):

	Term Loan (1)	2030 Senior Notes	Total
2026	$17,954	$29,750	$47,704
2027	17,748	29,750	47,498
2028	15,152	29,750	44,902
2029	14,054	29,750	43,804
2030 onwards	9,261	29,750	39,011
Total contractual interest amount	$74,169	$148,750	$222,919

(1)Includes the impact of interest rate swap. Refer to Note 7 - Derivative Instruments in this Annual Report on Form 10-K for additional information.
Note 7. Derivative Instruments
In May 2023, the Company entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with the Company’s variable rate borrowing program by paying quarterly a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028.
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
As of December 31, 2025, the interest rate swap agreement had a notional amount of $350.0 million, of which $300.0 million remained designated as a cash flow hedge of the Company’s floating-rate debt. During the quarter ended June 30, 2025, $50 million of the swap was dedesignated from hedge accounting following the early repayment of $50.0 million of the Term Loan under the Credit Agreement.
During the year ended December 31, 2025, the Company reclassified $1.1 million from accumulated other comprehensive loss to earnings as an offset and reduction to interest expense. As of December 31, 2025, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $1.1 million as interest expense.

Note 8. Business Combinations
On August 20, 2025, the Company completed its acquisition of 100% of the equity interests of CommunityWFM (“Community”), a cloud-based workforce management platform. The acquisition strengthens RingCentral’s RingCX contact center platform with advanced AI-driven workforce management capabilities and streamlines contact center operations. The total purchase price of $25.2 million, net of cash acquired, of which $20.8 million was paid in cash at closing, $2.4 million was designated as indemnity holdback consideration payable in January 2028, and $2.0 million as acquisition-date fair value of contingent consideration, payable in cash based on the achievement of specified performance targets through January 2028. The transaction was accounted for as a business combination. The preliminary allocation of purchase price based on the estimated fair values included $8.3 million for acquired customer relationships, $4.1 million for developed technology, and $0.5 million for net acquired assets, with the remaining $12.3 million allocated to goodwill. The amortizable intangible assets have a weighted-average useful life of three years. The goodwill recognized is attributable primarily to enhancements to the Company’s contact center product offerings and assembled workforce.
As part of the transaction above, additional contingent consideration of up to $4 million, payable in cash over three years is based on the achievement of specified performance targets and are contingent upon the continued service of the key employees. This potential obligation is accounted for as post-combination compensation expense and is therefore not included in the total purchase price. The expense will primarily be recognized in research and development within the Consolidated Statements of Operations over the requisite service period.
On June 21, 2024, the Company acquired certain customer relationships, intellectual property assets, and supporting operations and personnel for Mitel’s MiCloud Connect & Sky UCaaS offerings for a cash consideration of $26.3 million. The transaction was accounted for as a business combination. The purchase price allocation was based on the estimated fair value of the acquired customer relationships and developed technology intangible assets of $25.3 million and $2.0 million, respectively, net acquired liabilities of $17.8 million, and goodwill of $16.8 million. The amortizable intangible assets have a weighted-average useful life of approximately five years. The goodwill recognized was attributable primarily to the assembled workforce and synergies. Transaction costs related to the acquisition of $3.6 million were expensed as incurred as general and administrative expenses. The Company included the results of operations from the acquisition date, which were not material, in the consolidated financial statements.
Note 9. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of December 31, 2025, non-cancelable leases expire on various dates between 2026 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2025 and 2024, the balance sheet components of leases were as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$30,855	$46,463

Accrued liabilities	$21,293	$20,445
Operating lease liabilities	14,372	29,733
Total operating lease liabilities	$35,665	$50,178

The components of operating lease expense were as follows (in thousands):

	Twelve Months Ended December 31,
	2025	2024	2023
Operating lease cost (1)	$28,891	$25,167	$23,315
Variable lease cost (2)	5,398	4,560	4,412
Total lease cost	$34,289	$29,727	$27,727

(1)Includes short-term lease costs, which were not material in the years ended December 31, 2025, 2024, and 2023.
(2)Variable lease cost includes common area maintenance, property taxes, utilities and fluctuations in rent due to a change in an index or rate.
As of December 31, 2025, maturities of operating lease liabilities were as follows (in thousands):

Year Ending December 31,
2026	$22,737
2027	9,578
2028	4,652
2029 onwards	831
Total future minimum lease payments	37,798
Less: Imputed interest	(2,133)
Present value of lease liabilities	$35,665
The supplemental cash flow information related to operating leases for the twelve months ended December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$26,070	$21,876

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$8,229	$24,966
Other information related to operating leases were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining operating lease term (years)	2.0	2.6
Weighted-average operating lease discount rate	6.3%	6.6%
The lease for our corporate headquarters located at 20 Davis Drive, Belmont, California, comprising approximately 84,148 rentable square feet, is scheduled to expire on July 31, 2026. The terms of the renewal are currently being negotiated and have not been finalized as of the date of issuance of these financial statements.

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
Indemnification
Certain of the Company’s agreements with resellers and customers include provisions for indemnification against liabilities if their subscriptions infringe upon a third-party’s intellectual property rights. At least quarterly, the Company assesses the status of any significant matters and its potential financial statement exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not incurred any material costs as a result of such indemnification provisions. The Company has not accrued any material liabilities related to such obligations as of December 31, 2025 and 2024.
Purchase Obligations
Our purchase obligations are primarily related to third-party managed hosting services and represent our non-cancellable open purchase orders and contractual obligations for which we have not received the goods or services.
The following table sets forth our non-cancellable open purchase obligations for each of the next five years and thereafter as of December 31, 2025 (in thousands):

Purchase Obligations
2026	$63,111
2027	40,033
2028	29,933
2029	4,646
2030	511
Total	$138,234

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
Preferred Stock
The board of directors may, without further action by the stockholders, fix the powers, designations, preferences, or relative participating, optional, or other rights, and the qualifications, limitations, and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorizes their issuance. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Class A and Class B Common Stock. As of December 31, 2025 and 2024, there were 100,000,000 shares of preferred stock authorized, 200,000 shares of which are issued and outstanding as Series A Convertible Preferred Stock.
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
Shares of Class A Common Stock reserved for future issuance were as follows (in thousands):

December 31, 2025
Preferred stock	100,000
Class B Common Stock	9,805
2013 Employee stock purchase plan	6,855
2013 Equity incentive plan:
Outstanding options and restricted stock unit awards	6,275
Available for future grants	14,229
137,164

Share Repurchase Programs
Under the Company’s share repurchase programs, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. The programs do not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares of its Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions.
The following tables summarizes the share repurchase activity of the Company’s Class A Common Stock (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	11,798	$333,386	9,600	$316,923	10,066	$314,964
Amounts for excise tax withholdings and broker’s commissions	—	1,799	—	1,040	—	1,357
Total repurchases of common stock	11,798	$335,185	9,600	$317,963	10,066	$316,321
As of December 31, 2025, approximately $248.8 million remained authorized and available under the Company’s share repurchase programs for future share repurchases. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the year ended December 31, 2025, 2024 and 2023, the Company included the applicable excise tax withholdings and/or broker’s commissions in additional paid-in capital as part of the cost basis of repurchased stock. A corresponding liability for excise taxes payable was recorded in accrued liabilities on the Consolidated Balance Sheets.
On January 29, 2026, our Board of Directors increased our remaining share repurchase authorization to $400.0 million, subject to certain limitations and inclusive of repurchases since December 31, 2025. On February 18, 2026, our Board of Directors further increased our remaining share repurchase authorization to $500.0 million, subject to certain limitations and inclusive of repurchases since December 31, 2025. The share repurchase authorizations do not expire.
The following table summarizes the number of shares of the Company’s Class A Common Stock repurchased and settled under share repurchase programs (in thousands):

	Year Ended December 31,
	2025	2024	2023
Repurchases under share repurchase programs	11,798	9,600	10,066
Repurchases unsettled during period	—	—	(118)
Prior-period share repurchases settled during period	—	118	—
Total repurchases of common stock settled	11,798	9,718	9,948
Dividend
On February 19, 2026, the Company announced the initiation of its first quarterly cash dividend program. Under the program, the Company’s Board of Directors approved a cash dividend of $0.075 per share to be paid on March 16, 2026, to stockholders of record as of March 9, 2026, on each of the Company’s Class A common stock, Class B common stock, and Series A Convertible Preferred Stock (on an as-converted basis).
The declaration, payment, and amount of any future dividends will be at the discretion of our Board of Directors and will depend on, among other factors, our results of operations, financial condition, liquidity, capital requirements, and other factors deemed relevant by our Board.
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
As the liquidation or specified change in control event is not solely within the Company’s control, the Series A Convertible Preferred Stock is therefore classified as temporary equity and recorded outside of stockholders’ equity on the Consolidated Balance Sheet. As of December 31, 2025 and 2024, there were 200,000 shares of the Company’s Series A Convertible Preferred Stock issued and outstanding, and the carrying value, net of issuance costs, was $199.4 million.
Note 12. Share-Based Compensation
A summary of share-based compensation expense recognized in the Company’s Consolidated Statements of Operations is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cost of revenues	$18,447	$30,322	$36,484
Research and development	61,705	76,971	93,961
Sales and marketing	113,959	134,659	151,221
General and administrative	75,547	97,107	145,013
Total share-based compensation expense	$269,658	$339,059	$426,679
A summary of share-based compensation expense by award type is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Employee stock purchase plan rights (“ESPP”)	$5,262	$6,338	$7,574
Performance stock units (“PSUs”)	27,234	20,624	27,035
Restricted stock units (“RSUs”)	237,162	312,097	392,070
Total share-based compensation expense	$269,658	$339,059	$426,679
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

A total of 6,200,000 shares of Class A Common Stock were originally reserved for issuance under the 2013 Plan. The 2013 Plan includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of: (i) 6,200,000 shares of Class A Common Stock; (ii) 5% of the outstanding shares of all classes of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. During the year ended December 31, 2025, a total of 4,535,897 shares of Class A Common Stock were added to the 2013 Plan in connection with the annual automatic increase provision. As of December 31, 2025, a total of 14,229,173 shares remain available for grant under the 2013 Plan.
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
A summary of option activity under all of the Company’s equity incentive plans and changes during the period then ended December 31, 2025, 2024, and 2023 is presented in the following table:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	22	$12.53	0.5	$509
Exercised	(22)	12.53
Canceled/Forfeited	—	—
Outstanding at December 31, 2023	—	$—	0.0	$—
Exercised	—	—
Canceled/Forfeited	—	—
Outstanding at December 31, 2024	—	$—	0.0	$—
Exercised	—	—
Canceled/Forfeited	—	—
Outstanding at December 31, 2025	—	$—	0.0	$—
Vested and expected to vest as of December 31, 2025	—	$—	0.0	$—
Exercisable as of December 31, 2025	—	$—	0.0	$—

No options were granted during the years ended December 31, 2025 and 2024. There is no remaining unamortized share-based compensation expense related to these options.
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
The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the least of: (i) 1% of the outstanding shares of all classes of common stock on the last day of the immediately preceding year; (ii) 1,250,000 shares; or (iii) such other amount as may be determined by the board of directors. During the year ended December 31, 2025, a total of 907,179 shares of Class A Common Stock were added to the ESPP Plan in connection with the annual increase provision. As of December 31, 2025, a total of 6,854,792 shares were available for issuance under the ESPP.

The weighted-average assumptions used to value ESPP rights under the Black-Scholes-Merton option-pricing model and the resulting offering grant date fair value of ESPP rights granted in the periods presented were as follows:

	Year ended December 31,
	2025	2024	2023
Expected term (in years)	0.5	0.5	0.5
Expected volatility	50%	46%	67%
Risk-free interest rate	4.02%	4.89%	5.36%
Expected dividend yield	0%	0%	0%
Offering grant date fair value of ESPP rights	$8.16	$10.59	$9.38
As of December 31, 2025 and 2024, there was approximately $2.7 million and $2.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.4 years.
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of December 31, 2025, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,100	$119.55	$180,577
Granted	13,666	32.16
Released	(5,891)	61.12
Canceled/Forfeited	(2,828)	57.29
Outstanding at December 31, 2023	10,047	$52.47	$325,153
Granted	6,947	36.34
Released	(6,226)	53.15
Canceled/Forfeited	(2,462)	40.28
Outstanding at December 31, 2024	8,306	$42.09	$290,799
Granted	5,519	29.22
Released	(6,107)	39.76
Canceled/Forfeited	(1,443)	36.64
Outstanding at December 31, 2025	6,275	$34.30	$181,227
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over two or four years.
As of December 31, 2025 and 2024, there was a total of $147.4 million and $250.4 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.5 years and 2.1 years, respectively.

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
As of December 31, 2025 and 2024, there was a total of $18.9 million and $22.5 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 0.8 years and 0.9 years, respectively.
Employee Equity Compensation Plans
The Company’s Board of Directors adopted employee equity bonus plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions. During the year ended December 31, 2025 and 2024, the Company issued 1,465,154 and 1,395,903 RSUs, respectively, under these Plans. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of December 31, 2025 was approximately $3.9 million, which will be recognized over the remaining service period of 0.1 years. The shares issued under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan.
Note 13. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
United States	$14,948	$(88,910)	$(190,912)
International	41,289	41,685	34,067
Total income (loss) before provision for income taxes	$56,237	$(47,225)	$(156,845)
The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Current
Federal	$248	$2,930	$—
State	4,516	5,919	1,792
Foreign	5,916	5,849	5,972
Total current	$10,680	$14,698	$7,764
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	2,166	(3,635)	631
Total deferred	2,166	(3,635)	631
Total income tax provision	$12,846	$11,063	$8,395
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
The table below provides the updated requirements of ASU 2023-09 for 2025. For more details, refer to Note 1 - Description of Business and Summary of Significant Accounting Policies of this Annual Report on Form 10-K.
The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	$	%
U.S. Federal Statutory Tax Rate	$11,810	21.00%
State and local income tax, net of federal (national) income tax effect (1)	4,516	8.03
Foreign Tax Effects:
United Kingdom
Share-based payment awards	(710)	(1.26)
Other	493	0.88
China	(697)	(1.24)
Canada	747	1.33
Spain
R&D Tax Credits	(1,071)	(1.90)
Other	190	0.34
Other Non-US Jurisdictions	502	0.89
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws:
Foreign derived intangible income (FDII)	(78)	(0.14)
Global Intangible Low-taxed Income (GILTI)	2,203	3.92
Tax Credits	(1,393)	(2.48)
Changes in valuation allowance	(29,808)	(53.00)
Nontaxable or Nondeductible Items:
Share-based payment awards	24,172	42.98
Non-deductible Meals and Entertainment Expenses	687	1.22
Other	245	0.44
Changes in unrecognized tax benefits	745	1.32
Other Adjustments	293	0.52
Total income tax provision	$12,846	22.85%

(1)State taxes in Illinois, Pennsylvania, and Texas made up the majority (greater than 50%) of the tax effect in this category

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year ended December 31,
	2024	2023
Federal tax benefit at statutory rate	$(9,917)	$(32,937)
State tax, net of federal tax benefit	4,676	1,415
Research and development credits	6,650	(11,574)
Share-based compensation	34,227	10,956
Global Intangible Low-Taxed Income (“GILTI”)	—	3,035
Foreign derived intangible income (“FDII”)	(2,143)	—
Other permanent differences	(983)	1,674
Foreign tax rate differential	(2,624)	548
Net operating (gains) losses not recognized	(18,823)	35,278
Total income tax provision	$11,063	$8,395
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
The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025 (in thousands):

2025
Federal	$1,361
State	4,756
Foreign	6,318
$12,435

Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

2025
State
Texas	$851
Illinois	$1,357
Pennsylvania	$578

Foreign
Canada	$1,853
India	$1,497
Spain	$1,130

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforward	$382,887	$407,235
Research and development credits	74,496	73,352
Research and development expenditure capitalization	148,870	201,814
Basis difference in investments	416	138
Sales tax accrual	139	67
Share-based compensation	5,668	5,926
Acquired intangibles	111,750	91,943
Accrued liabilities	11,847	15,141
Gross deferred tax assets	736,073	795,616
Valuation allowance	(607,853)	(644,379)
Total deferred tax assets	128,220	151,237
Deferred tax liabilities
Deferred sales commissions	(85,101)	(104,236)
Lease right of use assets	(4,247)	(6,948)
Property and equipment	(36,802)	(35,837)
Net deferred tax assets	$2,070	$4,216
As of December 31, 2025, the Company has federal net operating loss carryforwards of approximately $1.3 billion, which does not expire. As of December 31, 2025, the Company had foreign net operating loss carryforwards of approximately $7.0 million that will carryforward indefinitely. As of December 31, 2025, the Company had state net operating loss carryforwards of approximately $1.0 billion that will begin to expire in 2026. The Company also has research credit carryforwards for federal and California tax purposes of approximately $69.6 million and $56.2 million, respectively, available to reduce future income subject to income taxes. The federal research credit carry-forwards will begin to expire in 2028 and the California research credits carry forward indefinitely.
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
The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2025 and 2024 was a decrease of $36.5 million and $30.3 million, respectively.
The following shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2025 (in thousands):

	2025	2024	2023
Unrecognized tax benefits, beginning of the year	$30,193	$31,976	$26,412
Increases related to prior year tax positions	400	—	—
Decreases related to prior year tax positions	(462)	(3,088)	(418)
Increases related to current year tax positions	608	1,305	5,982
Unrecognized tax benefits, end of year	$30,739	$30,193	$31,976

In accordance with ASC 740-10, Income Taxes, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes.
Included in the balance of unrecognized tax benefits as of December 31, 2025 are $0.2 million of tax benefit that, if recognized, would affect the effective tax rate. Otherwise, as a result of the full valuation allowance as of December 31, 2025, current adjustments to the unrecognized tax benefit will not have an impact on our effective income tax rate. Any adjustments made after the valuation allowance is released will have an impact on the tax rate.
The Company files U.S. and foreign income tax returns with varying statutes of limitations. Due to the Company’s net carry-over of unused operating losses and tax credits, all years from 2003 forward remain subject to future examination by tax authorities.
Note 14. Basic and Diluted Net Loss Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, performance stock units, ESPP, convertible notes, and convertible preferred stock, to the extent dilutive. For the years ended December 31, 2024 and 2023, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income (loss)	$43,391	$(58,288)	$(165,240)
Denominator
Weighted-average common shares outstanding for basic net income (loss) per share	89,481	92,110	94,912
Effect of dilutive securities:
Shares of common stock issuable under equity incentive awards outstanding	990	—	—
Shares of common stock related to convertible preferred stock	743	—	—
Weighted-average common shares outstanding for diluted net income (loss) per share	91,214	92,110	94,912
Basic net income (loss) per share	$0.48	$(0.63)	$(1.74)
Diluted net income (loss) per share	$0.48	$(0.63)	$(1.74)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2025	2024	2023
Shares of common stock issuable under equity incentive plans outstanding	6,910	9,860	9,999
Shares of common stock related to convertible preferred stock	—	743	743
Potential common shares excluded from diluted net loss per share	6,910	10,603	10,742
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

Note 15. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Substantially all of the U.S. employees are eligible to make contributions to the 401(k) plan. The Company matches 401(k) based on the amount of the employees’ contributions subject to certain limitations. Employer contributions were $5.5 million, $6.0 million, and $6.2 million for the years ended December 31, 2025, 2024 and 2023.
Note 16. Restructuring Activities
During the year ended December 31, 2025 and 2024, the Company incurred restructuring costs of $18.1 million, and $12.6 million, respectively, as part of the broader efforts to optimize the Company’s cost structure. The restructuring costs primarily consisted of severance payments, employee benefits, contract termination costs, exit charges associated with the closure of facilities and related costs. The Company expects to substantially complete these actions in 2026, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$4,179	$1,334	$876
Research and development	4,793	3,215	4,457
Sales and marketing	5,662	5,885	8,758
General and administrative	3,483	2,201	6,277
Total restructuring costs	$18,117	$12,635	$20,368
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2023	$3,191
Restructuring costs	12,635
Cash payments	(14,209)
Balance as of December 31, 2024	$1,617
Restructuring costs	18,117
Cash payments	(15,560)
Non-cash and other adjustments	(1,340)
Balance as of December 31, 2025	$2,834

Note 17. Segment Information
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
The following table presents selected financial information for the Company’s single operating segment for the years ended December 31, 2025, 2024 and 2023:

	Twelve Months Ended December 31,
	2025	2024	2023
Revenue	$2,515,142	$2,400,395	$2,202,429
Less:
Share-based compensation expense	269,658	339,059	426,679
Depreciation and amortization	222,603	222,609	233,940
Other segment items (1)	1,902,330	1,836,057	1,740,621
Income (loss) from operations	120,551	2,670	(198,811)
Operating margin as % of revenue	4.8%	0.1%	(9.0)%

Other (expense) income, net
Interest expense	(60,279)	(64,995)	(35,997)
Other (expense) income (2)	(4,035)	15,100	77,963
Other (expense) income, net	(64,314)	(49,895)	41,966
Income (loss) before income taxes	56,237	(47,225)	(156,845)
Provision for income taxes	12,846	11,063	8,395
Net income (loss)	$43,391	$(58,288)	$(165,240)

(1)Other segment items mainly consist of personnel costs, third-party commissions, and advertising and marketing costs.
(2)Includes interest income of $2.7 million, $8.0 million and $12.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Refer to Note 2 - Revenue in this Annual Report on Form 10-K for information about revenue by geographic location.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. As of December 31, 2025 and 2024 and 2023, and for the years then ended, none of the Company’s customers accounted for more than 10% of total accounts receivable, total revenues, or subscription revenues.
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2025 and 2024, approximately 87% and 90%, of the Company’s consolidated long-lived assets, respectively, were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of December 31, 2025 and 2024.

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
Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our 10-K/A in lieu of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in our 10-K/A in lieu of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 10-K/A in lieu of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 10-K/A in lieu of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA.
The information required by this item will be included in our 10-K/A in lieu of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our 10-K/A in lieu of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

4.1
Indenture, dated September 15, 2020, between RingCentral, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2020, and incorporated herein by reference).

4.2
Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.3). (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2020, and incorporated herein by reference).

4.3
Indenture, dated as of August 16, 2023, among RingCentral, Inc., each of the guarantors party thereto and U.S. Bank Trust Company, National Association. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2023, and incorporated herein by reference).

4.4	Form of 8.500% Senior Note due 2030 (included in Exhibit 4.5). (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2023, and incorporated herein by reference).

4.5
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

10.12+
2025 Merit Focal Letter by and between the Registrant and Vaibhav Agarwal, dated May 20, 2025 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025, and incorporated herein by reference).

10.13+
Supplemental Offer Letter by and between the Registrant and Vaibhav Agarwal, dated August 4, 2025 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025, and incorporated herein by reference).

10.14+
Revised Employment Offer Letter by and between the Registrant and John Marlow, dated September 13, 2013 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-190815, and incorporated herein by reference).

10.15+
Amended and Restated Offer Letter by and between the Registrant and Kira Makagon, dated May 7, 2025 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 9, 2025, and incorporated herein by reference).

10.16+
Consulting Agreement by and between the Registrant and Abhey Lamba, dated August 5, 2025 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025, and incorporated herein by reference).

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

10.19+	Amended and Restated Change of Control and Severance Policy.

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

10.22
2023 NEO Equity Compensation Program Questions and Answers (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, and incorporated herein by reference).

10.23
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

10.24
Commercial Lease Agreement, dated May 17, 2017, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, and incorporated herein by reference).

Exhibit Number	Description
10.25
First Amendment to Lease, dated May 7, 2018, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, and incorporated herein by reference).

10.26
Second Amendment to Lease, dated September 20, 2019, by and between the Registrant and TG Brothers, LLC. (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020, and incorporated herein by reference).

10.27
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

10.28
Registration Rights Agreement, effective as of November 9, 2021, by and between RingCentral, Inc. and Searchlight II MLN, L.P. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).

10.29
Registration Rights Agreement, effective as of November 9, 2021, by and between RingCentral, Inc. and Mitel US Holdings, Inc. (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).

10.30*
Credit Agreement, dated as of February 14, 2023, among RingCentral, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent. (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, and incorporated herein by reference).

10.31
First Amendment to Credit Agreement, dated as of August 15, 2023, among RingCentral, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 16, 2023, and incorporated herein by reference).

10.32
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

10.33
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

10.34
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

10.35
Fifth Amendment to Credit Agreement, dated as of March 27, 2025, among RingCentral, Inc., the other loan parties party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and as collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2025, and incorporated herein by reference).

10.36
Amendment and Restatement Agreement, dated as of September 11, 2025, among RingCentral, Inc., the other loan parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 12, 2025, and incorporated herein by reference).

10.37
First Amendment To Amended And Restated Credit Agreement, dated as of September 29, 2025, among RingCentral, Inc., the other loan parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and as collateral agent (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 5, 2025, and incorporated herein by reference).

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 26, 2025, and incorporated herein by reference).

Exhibit Number	Description
21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, and incorporated herein by reference).

101
The following financial information from RingCentral Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_____________________________________________
+ Indicates a management or compensatory plan
* In accordance with Item 601(a)(5) of Regulation S-K, the exhibits and schedules to Exhibits 10.30 are not filed herewith. The agreement identifies such exhibits and schedules, including the subject matter of their content. We undertake to provide copies of such exhibits and schedules to the SEC upon request.
(b)Financial Statements. Our consolidated financial statements are included under Part II, Item 8 in this Annual Report on Form 10-K.
(c)Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.
ITEM 16.    FORM 10-K SUMMARY
None.

PART IV.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Belmont, State of California, on this 26th day of February 2026.

RINGCENTRAL, INC.

Date: February 26, 2026	/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2026	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2026	/s/ Tarun Arora
Tarun Arora
Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vladimir Shmunis, Vaibhav Agarwal, and Tarun Arora, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vladimir Shmunis	Chairman and Chief Executive Officer	February 26, 2026
Vladimir Shmunis	(Principal Executive Officer)

/s/ Vaibhav Agarwal	Chief Financial Officer	February 26, 2026
Vaibhav Agarwal	(Principal Financial Officer)

/s/ Tarun Arora	Chief Accounting Officer	February 26, 2026
Tarun Arora	(Principal Accounting Officer)

/s/ Robert Theis	Director	February 26, 2026
Robert Theis

/s/ Prat Bhatt	Director	February 26, 2026
Prat Bhatt

/s/ Kenneth A. Goldman	Director	February 26, 2026
Kenneth A. Goldman

/s/ Amy Guggenheim Shenkan	Director	February 26, 2026
Amy Guggenheim Shenkan

/s/ Mahmoud ElAssir	Director	February 26, 2026
Mahmoud ElAssir