Form 10-K/A
period 2025-12-31
RingCentral, Inc.
filed 2026-04-30
CIK 1384905

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‑based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $28.25 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $2.3 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2026, there were 74,268,033 shares of Class A Common Stock and 9,804,538 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend the Annual Report on Form 10-K of RingCentral, Inc., a Delaware corporation (referred to as “RingCentral,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “Original Report”), is being filed for the purpose of including the information required to be disclosed by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K , which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Report to the incorporation by reference to portions of our 10-K/A in lieu of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment No. 1 hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Report.
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
The names, ages, and certain other information as of March 31, 2026 for each director are set forth below.

Nominees	Age	Position	Director Since
Vladimir Shmunis	65	Chairman and Chief Executive Officer	1999
Prat Bhatt(1)(2)	59	Director	2024
Mahmoud ElAssir	51	Director	2025
Kenneth Goldman(1)(2)(3)	76	Director	2017
Amy Guggenheim Shenkan(3)	61	Director	2024
Robert Theis(1)(2)(3)	64	Director	2011

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee
Vladimir Shmunis is a co-founder and has served as our Chief Executive Officer and Chairman since our inception in 1999, except when he served solely as our Executive Chairman from August 2023 until December 2023. Prior to RingCentral, from 1992 to 1998, Mr. Shmunis served as President and Chief Executive Officer of Ring Zero Systems, Inc., a communications software provider founded by Mr. Shmunis and acquired by Motorola, Inc. From 1982 to 1992, Mr. Shmunis held various software development and management roles with a number of technology companies, including Hewlett-Packard and Ampex Corporation. Mr. Shmunis holds a B.S. in Computer Science and an M.S. in Computer Science from San Francisco State University.
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
Prat Bhatt has served on our board of directors since March 2024. Mr. Bhatt served as the Chief Accounting Officer from July 2009 to July 2023 and as Executive Advisor from August 2023 to January 2024 at Cisco Systems, Inc. (“Cisco”), a global technology company. He previously also held the additional title of Corporate Controller from July 2009 to May 2022. From June 2007 to July 2009, Mr. Bhatt served as Vice President, Finance and Assistant Corporate Controller, and from November 2000 to June 2007 he served in various leadership roles of increasing importance at Cisco. Mr. Bhatt has served on the board of directors of Seagate Technology since December 2020 and is the chair of its audit and finance committee. Since January 2025, Mr. Bhatt has served on the Board of Trustees for the Financial Accounting Foundation. Since August 2023, Mr. Bhatt has served on the Governing Board of the Center for Audit Quality and is a member of its financial oversight committee. In addition, since September 2025, Mr. Bhatt has served on Deloitte’s Audit Quality Advisory Council. From June 1999 to November 2000, Mr. Bhatt was Director of Financial Operations at Kaiser Permanente and from October 1990 to June 1999 he was Senior Manager with Ernst & Young LLP in the Assurance Practice. Mr. Bhatt has also previously served on advisory committees to the Financial Accounting Standards Board and Public Company Accounting Oversight Board (the "PCAOB") and as chair of the Financial Executives International’s Committee on Corporate Reporting. Mr. Bhatt is a licensed Certified Public Accountant (retired). He holds a B.A. in economics from the University of California, Santa Cruz, and a M.Acc. from the University of Southern California.

Our board of directors believes that Mr. Bhatt possesses specific attributes that qualify him to serve as a director, including his professional experience in the areas of finance, accounting and audit oversight and his public company board experience.
Mahmoud ElAssir has served on our board of directors since December 2025. Mr. ElAssir has served as the Senior Vice President and Chief Technology Officer at UnitedHealth Group since February 2023. Previously, he served as Chief Technology Officer in Residence at Insight Partners, a venture capital firm, where he advised the firm and its portfolio companies from March 2022 to February 2023. From October 2019 to June 2021, he served as Vice President and General Manager at Google LLC. From 1997 to 2019, he held positions of increasing responsibility at Verizon Communications Inc., most recently serving as Senior Vice President, Chief Technology Officer. In addition, Mr. ElAssir held Chief Information Officer advisory roles at Amazon Web Services, Inc. from August 2016 to June 2019, Dell Technologies Inc. from January 2016 to June 2019, and Red Hat, Inc. from August 2015 to June 2019. Mr. ElAssir holds advisory positions on several private company boards, including Quantum Metric, Inc. Mr. ElAssir holds a Bachelor of Engineering in computer and communications engineering from the American University of Beirut.

Our board of directors believes that Mr. ElAssir possesses specific attributes that qualify him to serve as a director, including his extensive experience as a Chief Technology Officer and Chief Information Officer, both from the customer and partner perspectives.
Kenneth Goldman has served on our board of directors since June 2017. Between September 2017 and April 2022, Mr. Goldman served as President of Hillspire LLC, a wealth management services provider. From October 2012 to June 2017, Mr. Goldman served as the Chief Financial Officer of Yahoo! Inc., an Internet commerce company, where he was responsible for Yahoo’s global finance functions including financial planning and analysis, controllership, tax, treasury and investor relations. From September 2007 to October 2012, Mr. Goldman was the Senior Vice President, Finance and Administration and Chief Financial Officer of Fortinet, Inc., a provider of threat management technologies. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President of Finance and Administration and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services. Previously, Mr. Goldman has been the Chief Financial Officer of Sybase, Inc., an enterprise software and services company (acquired by SAP SE), Excite@Home, an internet access provider, Cypress Semiconductor Corporation, a semiconductor company, and VLSI Technology, Inc., an integrated circuit designer and manufacturer (acquired by Philips Electronics). Mr. Goldman currently serves on the board of directors of Fortinet, Inc., a cybersecurity company, C3.ai, an enterprise AI software company, Kodiak Robotics, Inc., a provider of AI-powered autonomous vehicle technology, and Wealthfront Corporation, a fintech company, and previously served on the boards of directors of NXP Semiconductor N.V., a global semiconductor manufacturer, from August 2010 to June 2022, TriNet Group, Inc., a human resources management company, from August 2009 to July 2020, Zuora, Inc., a subscription software company, from March 2017 to February 2025, and GoPro, Inc., a technology company from December 2013 to June 2025. He also is a Trustee Emeritus of Cornell University. Mr. Goldman also currently serves on the board of directors of several private companies. Mr. Goldman has served as a member of the PCAOB Investor Advisory Group since January 2024. From December 1999 to December 2003, Mr. Goldman served on the Financial Accounting Standards Board’s primary Advisory Council (“FASAC”). Between July 2018 and August 2022, Mr. Goldman served on the Sustainability Accounting Standards Board, now a part of The Value Reporting Foundation, and previously served a two-year term on the PCAOB’s Standing Advisory Group (“SAG”). Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from Harvard Business School.
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

Amy Guggenheim Shenkan has served on our board of directors since December 2024. Ms. Shenkan has acted as a Senior Advisor to Altamont Capital Partners since June 2021 and serves on the board of its portfolio company, Hybrid Promotions, LLC, dba Hybrid Apparel. She also served on the board of Byrider Sales of Indiana S, LLC, dba Byrider, until its sale in September 2024. Previously, she served as the President and Chief Operating Officer of Common Sense Media from February 2011 to December 2017. Prior to joining Common Sense Media in 2011, Ms. Shenkan was a digital transformation expert with McKinsey & Company, Inc. She has served on the board of directors of EverCommerce, Inc., a service commerce platform provider, since May 2025, and Pickles Auctions, a private company, since December 2022. In addition, she currently serves on the Global Advisory Board of Harvard Business School, the board of Silicon Valley Director’s Exchange and as Vice Chair of the board of Report Local. Ms. Shenkan previously served on the board of directors of Ritchie Bros. Auctioneers Incorporated from July 2017 to May 2022 and Zuora, Inc. from January 2022 until it became a private company in February 2025. Ms. Shenkan holds a B.A. from the University of Michigan and an M.B.A. from Harvard Business School.

Our board of directors believes that Ms. Shenkan possesses specific attributes that qualify her to serve as a director, including her extensive executive management and consulting experience, which includes both serving as a senior executive within, and advising companies across, various industries on digital and business transformations, as well as her experience serving on public company boards.
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
Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of March 31, 2026:

Name	Age	Position
Vladimir Shmunis	65	Chief Executive Officer and Chairman
Kira Makagon	62	President and Chief Operating Officer
Vaibhav Agarwal	49	Chief Financial Officer
John Marlow	57	Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary
Vladimir Shmunis, Chief Executive Officer and Chairman. For a biography of Mr. Shmunis please see the above section entitled “Composition of the Board of Directors.”
Kira Makagon has served as our President and Chief Operating Officer since February 2025 and, prior to that, as our Chief Marketing Officer and Chief Innovation Officer since February 2024, Chief Innovation Officer from July 2019 to February 2024, and Executive Vice President, Innovation, from August 2012 to July 2019. Ms. Makagon holds a B.A. in Computer Science from the University of California, Berkeley and an M.B.A. from the University of California, Berkeley, Haas School of Business.
Vaibhav Agarwal has served as our Chief Financial Officer since August 2025, and prior to that, as our Chief Transformation Officer from February 2025 to August 2025, Deputy Chief Financial Officer from May 2022 to August 2025, interim Chief Financial Officer in November 2024 and from January 2022 to May 2022, Chief Accounting Officer from April 2019 to February 2025, and Corporate Controller from July 2016 to April 2019. Prior to joining the Company, Mr. Agarwal served in senior finance roles at Intel Corporation, Altera, Intuitive Surgical, and PricewaterhouseCoopers. Mr. Agarwal holds an undergraduate degree in Accounting and Finance from the University of Delhi and an M.B.A. from the University of Illinois Urbana-Champaign. He is a Chartered Accountant from India and a Certified Public Accountant (Inactive) in California.
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
Leadership Structure
Mr. Shmunis currently serves as both Chairman of our board of directors and CEO. Our board of directors believes that the current board leadership structure, coupled with a strong emphasis on board independence, provides effective independent oversight of management while allowing the board and management to benefit from Mr. Shmunis’s leadership, Company specific experience and years of experience as an executive in the technology industry. Serving on our board of directors and as CEO since our founding in 1999, except when he served solely as our Executive Chairman from August 2023 until December 2023, Mr. Shmunis is best positioned to identify strategic priorities, lead critical discussion and execute our strategy and business plans. Mr. Shmunis possesses detailed in-depth knowledge of the issues, opportunities and challenges facing us. Independent directors and management sometimes have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside of our Company, while the CEO brings Company specific experience and expertise. The board of directors believes that Mr. Shmunis’s combined role enables strong leadership, creates clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders.
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
No member of our audit committee may simultaneously serve on the audit committee of more than two additional public companies unless our board of directors determines that such simultaneous service would not impair the ability of such member to effectively serve on the audit committee and discloses such determination in accordance with the requirements of the NYSE. Our board of directors has considered Mr. Goldman’s simultaneous service on the audit committees of RingCentral and more than two other public companies and has determined that such simultaneous service does not impair his ability to effectively serve as a member of our audit committee.
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
Our nominating committee is currently comprised of Kenneth Goldman, Amy Guggenheim Shenkan, and Robert Theis. Mr. Goldman is the chairperson of the committee. Each of the nominating committee members is an independent director for nominating committee purposes as that term is defined in the applicable rules of the NYSE.
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
Pursuant to this compensation program, each non-employee director received cash and equity compensation for board services in 2025 as described below. In addition, we reimburse our non-employee directors for expenses incurred in connection with attending board and committee meetings as well as continuing director education.
Cash Compensation
Starting in April 2025, our non-employee directors were entitled to receive the following cash compensation for their services:
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

From January 2025 to April 2025, our non-employee directors were entitled to receive the following cash compensation for their services:
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
Equity Compensation

Starting in April 2025, our non-employee directors were entitled to receive the following equity compensation under our non-employee director compensation program:

On the first trading day on or after January 1 of each year, each non-employee director will be granted an annual award of RSUs having an award value (as determined based on the simple average of the closing prices over the trading days in the calendar month prior to the calendar month that contains the grant date) of $300,000, which award will vest in equal quarterly installments on April 1, July 1, October 1, and January 1, subject to the non-employee director continuing to be a service provider through such vesting date. For calendar year 2025, the annual award was granted on June 1, had an award value of $150,000, and vested in two equal installments on October 1 and January 1.

In addition, each person who becomes a non-employee director will be granted, on the first day of the month coincident with or immediately following the date such person first becomes a non-employee director, an initial award of RSUs having an award value (as determined based on the simple average of the closing prices over the trading days in the calendar month prior to the calendar month that contains the grant date) of $300,000, pro-rated for the total number of months from the start date through December 31 of that same year. For example, if such non-employee director’s start date was May 1, the value of the initial award would be $200,000, calculated as the product of eight out of twelve months multiplied by $300,000. The initial award will vest in equal installments on any quarterly vesting dates (April 1, July 1, October 1, and January 1) that occur between the grant date and January 2 of the following year, subject to the non-employee director continuing to be a service provider through such vesting date.
In the event of a change in control, 100% of the non-employee director’s outstanding and unvested equity awards will immediately vest and, if applicable, become exercisable. In no event will an award granted under the policy be greater than the non-employee director limits set forth in our Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).
The following table shows, for the fiscal year ended December 31, 2025, certain information with respect to the compensation of all of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Prat Bhatt (2)	131,250	482,426	—	613,676
Mignon Clyburn (3)	55,000	145,467	—	200,467
Mahmoud ElAssir (4)	137	—	—	137
Kenneth Goldman (5)	91,250	145,467	—	236,717
Amy Guggenheim Shenkan (6)	55,000	745,449	—	800,449
Robert Theis (7)	91,250	145,467	—	236,717

(1)The amounts listed in the “Stock Awards” column represent the aggregate fair value of RSUs granted in the fiscal year ended December 31, 2025 and calculated in accordance with FASB ASC Topic 718 (“ASC Topic 718”). See Note 12 to the Notes to our Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value, included as Item 8 to our Original Report.
(2)The amount listed in the “Stock Awards” column is comprised of (i) the annual award of RSUs granted on June 1, 2025 and (ii) an additional award of RSUs granted on April 1, 2025 having an award value of $450,000, which award vests in equal annual installments over a three-year period on April 1, 2025, March 1, 2026, and March 1, 2027, subject to Mr. Bhatt continuing to be a service provider through such vesting date. The additional award was granted because, when Mr. Bhatt joined our board of directors, he received an initial award of RSUs on March 1, 2024 having an award value of $150,000. While that amount was correctly prorated pursuant to the terms of the then-existing non-employee director compensation program, the board determined, with all of the independent, disinterested directors approving and Mr. Bhatt abstaining, that such proration language as drafted was inconsistent with the intent of the board and that Mr. Bhatt should have received an initial award having an award value of $600,000, which was the full amount of the initial award under the then-existing non-employee director compensation program. The additional award of $450,000 was converted into a number of RSUs based on the same per share price used for the initial award on March 1, 2024. As a result, the dollar amount reflected in the “Stock Awards” column for the additional award was only $336,958. As of December 31, 2025, Mr. Bhatt held 14,640 RSUs, of which (i) 2,977 shares of our Class A Common Stock underlying the RSUs vest in two equal annual installments on March 1 of each of 2026 and 2027, (ii) 8,858 shares of our Class A Common Stock underlying the RSUs vest in two equal installments on March 1, 2026 and March 1, 2027, and (iii) 2,805 shares of our Class A Common Stock underlying the RSUs vested on January 1, 2026, subject to his continued service with us.
(3)The amount listed in the “Stock Awards” column is comprised of the annual award of RSUs granted on June 1, 2025. Ms. Clyburn's term as a board member ended on December 31, 2025. In connection with the end of her board service, Ms. Clyburn forfeited all of her unvested equity awards vesting after January 1, 2026.
(4)Mr. ElAssir became a member of our board of directors in December 2025 and received his initial equity grants in 2026.
(5)The amount listed in the “Stock Awards” column is comprised of the annual award of RSUs granted on June 1, 2025. As of December 31, 2025, Mr. Goldman held 2,805 RSUs. All shares of our Class A Common Stock underlying the RSUs will vested on January 1, 2026.
(6)The amount listed in the “Stock Awards” column is comprised of (i) the annual award of RSUs granted on June 1, 2025 and (ii) an initial award of RSUs granted on February 28, 2025 having an award value of $600,000, which award vests in equal annual installments over a three-year period on each of the dates that is one year, two years, and three years from the date of grant, subject to Ms. Shenkan continuing to be a service provider through such vesting date. In accordance with the terms of our policy, because Mr. Shenkan joined the board during a Company blackout period, the initial award was granted on the fifth trading day that followed the expiration of such Company blackout period. When Ms. Shenkan was nominated to our board of directors and disclosed in our proxy statement in early December 2024, the value of the initial award under our non-employee director compensation program had been reduced from $600,000 to $400,000 but had not yet been publicly disclosed. Due to this discrepancy, before Ms. Shenkan joined the board, the board determined, with all of the independent, disinterested directors approving, that Ms. Shenkan should receive an initial award of $600,000, which would not be prorated. As of December 31, 2025, Ms. Shenkan held 23,894 RSUs, of which (i) 21,089 shares of our Class A Common Stock underlying the RSUs vest in three equal annual installments on February 28 of each of 2026, 2027 and 2028, (ii) 2,805 shares of our Class A Common Stock underlying the RSUs vest on January 1, 2026, subject to her continued service with us.
(7)The amount listed in the “Stock Awards” column is comprised of the annual award of RSUs granted on June 1, 2025. As of December 31, 2025, Mr. Theis held 2,805 RSUs. All shares of our Class A Common Stock underlying the RSUs vested on January 1, 2026.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify anyone who filed a required report late during the most recent year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2025, all Section 16(a) filing requirements were satisfied on a timely basis.
Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the material principles governing executive compensation policies and decisions, and the material elements of compensation awarded to, earned by or paid to our named executive officers. In addition, we explain how and why the independent compensation committee determines the specific compensation elements that made up our 2025 executive compensation program.
Our named executive officers for fiscal 2025 were:
•Vladimir Shmunis, Chairman and Chief Executive Officer (“CEO”);
•Vaibhav Agarwal, Chief Financial Officer (“CFO”);
•Kira Makagon, President and Chief Operating Officer ("COO");
•John Marlow, Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary (“CAdO”); and

•Abhey Lamba, former CFO.
The information in this Compensation Discussion and Analysis provides perspective and narrative analysis relating to, and should be read along with, the executive compensation tables.
Mr. Agarwal succeeded Mr. Lamba as CFO effective as of August 5, 2025.
Ms. Makagon was appointed as President and COO effective as of February 19, 2025.
Mr. Lamba resigned from the Company effective as of August 5, 2025.
2025 Executive Compensation Highlights
Consistent with our compensation philosophy and objectives, the compensation committee took the following actions with respect to the compensation of our named executive officers for 2025:
•Base Salary—Maintained base salary amounts for our existing named executive officers, as described in the “Base Salary” section below;

•Non-Equity Incentive Plan Compensation—Approved a bonus plan for our named executive officers that paid out only if we achieved quarterly revenue and Non-GAAP operating margin goals that were set to be aggressive and achievable with strong leadership from our executive team described in the “Annual Incentive Compensation” section below. Quarterly payouts under the plan were made in the form of restricted stock units ("RSUs") that were fully vested upon grant to further align the interests of our stockholders and our executive officers, as described in the “Annual Incentive Compensation” section below;
•Annual Equity Compensation—Granted time-based RSUs and performance-based RSUs ("PSUs") as part of our annual compensation in an effort to retain our named executive officers, provide incentives for them to continue to grow our business and enhance the link between their interests and the interests of our stockholders, as described in the “Equity Compensation” section below; and
•New Appointment Equity Compensation—Granted equity awards to Mr. Agarwal in connection with his appointment.
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
Executive Compensation Policies and Practices

We endeavor to maintain compensation policies and practices that are consistent with sound governance standards. We believe it is important to provide competitive compensation packages and a high-quality work environment in order to hire, retain and motivate key personnel. Our compensation committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with our short-term and long-term goals given the nature of the market in which we compete for key personnel. The following policies and practices were in effect during 2025:
•Independent Compensation Committee. Our compensation committee is comprised solely of independent directors who have established effective means for communicating with each other and with stockholders, and implementing their executive compensation ideas, as well as addressing concerns;
•Compensation Consultant. Our compensation committee engaged its own independent compensation consultant, Compensia, to assist with its 2025 compensation reviews. Compensia performed no other consulting or other services for us;
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
•No “Single-Trigger” Change-in-Control Arrangements; “Double-Trigger” Change-in-Control Arrangements. There are no payments and benefits that are payable solely as a result of a change-in-control in the Company. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control of our Company plus an involuntary termination of employment before payments and benefits are paid); and
•Stockholder Advisory Votes on Named Executive Officer Compensation. Our stockholders have an opportunity to cast an advisory vote to (i) approve our named executive officers’ compensation and (ii) approve the frequency of the vote to approve the named executive officers’ compensation. Our stockholders have voted in favor of annual advisory votes on the named executive officers’ compensation. At the 2025 annual meeting of stockholders, approximately 71% of the votes cast voted to approve our named executive officers’ compensation. We will consider the results from this year’s and future years’ stockholder advisory votes on named executive officer compensation when making decisions about our executive compensation program.
Compensation-Setting Process
Compensation Committee
Each year, our compensation committee conducts a review of our executive compensation program and related policies and practices. At the beginning of each year, the compensation committee assesses the prior year performance and establishes bonus targets and metrics for the current year and annual equity award grants for our named executive officers. In addition, the compensation committee reviews and determines the base salary of our named executive officers. In determining the compensation of the members of our executive team, including our named executive officers, for 2025, our compensation committee reviewed the compensation arrangements, including base salary, target bonus and equity compensation, of our executive officers and considered an analysis of competitive market data presented by the compensation committee’s advisor, Compensia, a national compensation consulting firm that provides executive compensation advisory services, as well as our overall strategic business plan. Market data was used primarily as a reference point for measuring the competitive marketplace, and was one factor among others, used by the compensation committee in determining executive compensation. Other factors the compensation committee considers in making its executive compensation decisions include input from our CEO, COO, CFO, and CAdO (except regarding their own compensation), past individual performance and expected future performance, vesting status and value of existing equity awards, and internal pay equity based on the impact of business and performance.
Role of Management
In carrying out its responsibilities, the compensation committee works with members of our management, including our CEO, COO, CFO, and CAdO. Typically, these members of management assist the compensation committee in developing the annual bonus plans based on metrics that contain attainable target levels that are achievable through the commitment and leadership of our executive officers. Our CEO provides recommendations on compensation matters for our employees in general and all of his direct reports, including our executive officers. The CEO, COO, CFO, and CAdO usually attend compensation committee meetings. No members of management participate in discussions or decisions regarding their own compensation and none of them are present when their own compensation is determined.
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
Competitive Positioning
In setting executive compensation, our compensation committee uses publicly-available data on the compensation policies and practices of comparable publicly-traded companies as a reference to understand the competitive market for executive talent. With respect to decisions regarding the 2025 compensation of the members of our executive team, including the named executive officers, our compensation committee reviewed an analysis prepared by Compensia of competitive market data derived from the companies in the following compensation peer group (which was approved by our compensation committee in February 2025):

8x8	Five9	Twilio
Asana	Freshworks	Verint Systems
Bandwidth	MeridianLink	Zoom Communications
Box	Qualys	Zoominfo Technologies
C3.ai	SentinelOne	Zuora
Dropbox	Sprinklr
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
This competitive market data was used as a reference in the course of our compensation committee’s review and evaluation of our executive compensation program and decisions regarding executive compensation in 2025. The competitive market data is useful to understand market practice and to provide a general context for its decisions. The compensation committee determines the nature and the extent of the use of market data, which varies by executive. Actual compensation is based on individual performance, experience, responsibilities and other criteria selected by our compensation committee. While the compensation committee does not target any component of our executive compensation program to a particular level versus the competitive market, our compensation committee generally refers to a range of the 50th to the 75th market percentile when making its executive compensation decisions. The competitive market data was not used to benchmark the compensation for our named executive officers.
Compensation Overview
Our executive compensation program for 2025 consisted of the following principal compensation elements:
•Base salary;
•Annual incentive compensation paid, if earned, in the form of RSUs; and
•Long-term incentive compensation in the form of (i) annual grants of time-based RSUs and PSUs and (ii) equity awards granted in connection with the appointments of Mr. Agarwal.
We are committed to providing appropriate cash and equity incentives to compensate our named executive officers in a manner that our compensation committee determines is reasonable and appropriate to motivate and retain key talent.
Base Salary
Base salary is a customary, fixed element of compensation intended to attract and retain our named executive officers and compensate them for their day-to-day efforts. Our board of directors and/or the compensation committee reviews base salary every year, as well as at the time of a promotion or other change in responsibilities, and considers each executive officer’s performance, prior base salary level, the competitive market data, breadth of role, and the other factors described in the “Compensation Setting Process—Compensation Committee” section above. Our board of directors and the compensation committee do not target base pay at any particular level versus the competitive market data. In 2025, no adjustments were made to the base salaries of our then-named executive officers.
The following table sets forth the 2025 base salary for each of our named executive officers.

Name	2025 Base Salary	2024 Base Salary	Percent Increase
Vladimir Shmunis	$500,000	$500,000	—
Vaibhav Agarwal	$500,000	$500,000	—
Kira Makagon	$500,000	—	—
John Marlow	$450,000	$450,000	—
Abhey Lamba	$500,000	$500,000	—

The actual base salaries paid to our named executive officers during 2025 are set forth in the Summary Compensation Table below.
Annual Incentive Compensation
The compensation committee establishes annual incentive compensation opportunities under our bonus plan (the “Bonus Plan”). Consistent with our historical practices, bonuses for 2025 under the Bonus Plan were designed to motivate and reward our named executive officers to perform to the best of their abilities and to achieve our objectives.
Target Annual Incentive Opportunities

In May 2025, the compensation committee reviewed the target annual incentive opportunities of our named executive officers, taking into consideration each such named executive officer’s total annual compensation opportunity, the competitive market data with an emphasis generally on the 50th through 75th percentile of total target cash compensation opportunities, breadth of responsibilities and the other factors described in the “Compensation Setting Process—Compensation Committee” section above. Following this review, our compensation committee determined that no adjustments should be made to the annual incentive opportunities of our then-named executive officers. Mr. Lamba’s target annual incentive opportunity was determined through arm’s-length negotiation when he was hired.
The target annual incentive opportunities of our named executive officers for 2025 were:

Name	2025 Target Bonus Opportunity (as a % of 2025 Base Salary)	2025 Target Bonus Opportunity
Vladimir Shmunis	100%	$500,000
Vaibhav Agarwal	100%	$500,000
Kira Makagon	100%	$500,000
John Marlow	100%	$450,000
Abhey Lamba	100%	$500,000

2025 Bonus Plan Design and Achievement
For 2025, there are four quarterly performance periods, ending on March 31, June 30, September 30, and December 31. The bonus pool under the Bonus Plan funds based on our achievement against the quarterly target levels established by the compensation committee of the following performance metrics (weighted 50% each): (i) revenues and (ii) Non-GAAP operating margin. These metrics have the following meanings under the Bonus Plan:
•“revenues” means the Company’s net revenues generated from third parties, including both subscriptions revenue and other revenues, each as defined in this Form 10-K. Net revenue is defined as gross sales less any pertinent discounts, refunds, or other contra-revenue amounts, as presented on the Company’s press release reporting the applicable quarterly financial results.
•“Non-GAAP operating margin” means the Company’s Non-GAAP income from operations divided by its “revenues” determined using the definition above. Non-GAAP income from operations means the Company’s “revenues” less cost of revenues and operating expenses, excluding share-based compensation expense, amortization of acquisition related intangibles, legal settlement related charges and as adjusted for certain acquisitions, as presented on the Company’s press release reporting the applicable quarterly financial results.
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

The following chart sets forth our 2025 quarterly targets against each metric under the Bonus Plan, actual achievement against those targets, and the corresponding percentage payouts to the named executive officer each quarter:

	Revenue				Non-GAAP Operating Margin
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Target (in millions)	$609.3	$619.5	$635.4	$650.9	21.3%	22.3%	22.6%	23.6%
Achievement (% of Target)	100.5%	100.1%	100.5%	99.0%	102.1%	101.3%	100.9%	96.3%
Payout (% of Target)	104.6%	101.4%	105.1%	89.5%	100.0%	100.0%	100.0%	96.3%
Based upon our actual financial performance as measured against the approved performance metrics and the formula under the Bonus Plan, the payout percentages for each of the four quarters in 2025 were as follows: 102.3% (Q1), 100.7% (Q2), 102.6% (Q3) and 92.9% (Q4).

In January 2025, our compensation committee approved the 2025 Key Employee Equity Bonus Plan for our then‑named executive officers (the “KEEB”), which provided that the then-named executive officers would receive any quarterly bonus achieved and payable under the Bonus Plan in 2025 in the form of RSUs granted under the 2013 Plan. The number of RSUs each named executive officer received equaled the dollar value of the quarterly bonus divided by the lower of the closing price of a share of our Class A Common Stock (i) on the first trading day of the quarter for which the quarterly bonus is assessed or (ii) on the first trading day on or after May 15, August 15, November 15, or February 15 following the quarter for which the quarterly bonus is assessed. The RSUs issued to our named executive officers were fully vested upon grant. Each year, the compensation committee will assess whether to continue the KEEB.
The aggregate dollar values of the bonuses earned by our named executive officers under the Bonus Plan for 2025 are listed in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table. As described above and in the footnotes to the Summary Compensation Table, each bonus earned in 2025 was paid in the form of RSUs that are listed in the Grants of Plan-Based Awards in 2025 table below.
Equity Compensation

We use time-based RSUs to deliver long-term incentive compensation opportunities to our named executive officers, and we use PSUs (which provide value to our named executive officers only if the Company achieves specific operational and financial goals, since the PSUs will become eligible to vest only if these goals are achieved) to more strongly align our named executive officers’ compensation with the Company’s performance. The annual equity awards we granted to our then‑named executive officers in May 2025 were a mix of time-based RSUs and PSUs, as described further below. Consistent with our compensation objectives, we believe this approach helps to ensure that the interests of the members of executive team are aligned with those of our stockholders and that we are able to attract and reward our top talent.
The compensation committee does not target equity compensation at any particular level versus the competitive market data, although it uses the range of the 50th percentile to the 75th percentile as a reference point during the course of its deliberations. RSUs serve as a retention tool as they vest based on continued service over time.

Our compensation committee approved annual equity awards (consisting of time-based RSUs and PSUs) to Messrs. Shmunis, Agarwal, Marlow, and Ms. Makagon in May 2025 to reward them for our corporate performance and their individual performance and to ensure that the equity awards they held were sufficient to continue to provide them with appropriate incentives to continue to grow our business.

The RSU award granted to Mr. Shmunis vests as to 1/8th of the RSUs on each of May 20, 2025, August 20, 2025, November 20, 2025, February 20, 2026, June 1, 2026, and subsequently every three months after June 1, 2026, in each case, subject to his continued service as of each vesting date. The RSU award granted to Mr. Agarwal vests as to 1/8th of the RSUs on each of May 20, 2025, August 20, 2025, November 20, 2025, March 1, 2026, and subsequently every three months after March 1, 2026, in each case, subject to his continued service as of each vesting date. The RSU award granted to Ms. Makagon vests as to 1/16th every three months on and after June 1, 2025, in each case, subject to her continued service as of each vesting date. The RSU award granted to Mr. Marlow vests as to 1/8th of the RSUs on May 20, 2025, September 1, 2025, and subsequently every three months after September 1, 2025, in each case, subject to his continued service as of each vesting date.

For each of the PSU awards granted to these named executive officers, the PSUs become eligible to vest according to the time-based vesting schedules described below based on the achievement of performance goals for each of 2025, 2026 and, as applicable, 2027 (“achieved PSUs”).

For Messrs. Shmunis, Agarwal and Marlow, up to 1/2 of the total number of eligible shares under the PSUs vest in 2026, based on 2025 performance, and up to the remaining 1/2 of the total number of eligible shares under the PSUs vest 2027, based on 2026 performance. The 2026 performance goals have not yet been determined by the board of directors.

For Ms. Makagon, up to 1/3rd of the total number of eligible shares under the PSUs vest in each of 2026, 2027, and 2028 based on performance in the prior fiscal year. 2026 and 2027 performance goals have not yet been determined by the board of directors.

The performance goals for 2025 were based on performance during 2025 with respect to three metrics on the scales below, which were weighted equally and evaluated independently from one another. 1/3rd based on revenue, 1/3rd based on free cash flow, and 1/3rd based on total shareholder return (“TSR”) relative to the Bessemer Cloud Index.

Revenue	Payout	Free Cash Flow	Payout	Company TSR Percentile	Payout
Less than $2,389M	0%	Less than $404M	0%	Up to 10th	0%
$2,389M	0%	$404M	0%	11th to 20th	25%
$2,515M	100%	$505M	100%	21st to 30th	50%
$2,641M	200%	$606M	200%	31st to 40th	75%
				41st to 50th	100%
				51st to 60th	125%
				61st to 70th	150%
				71st to 80th	175%
				81st to 90th	200%
				91st and above	200%

None of the PSUs allocated to the applicable performance goal will become achieved PSUs if the actual level of achievement is below the threshold level of performance applicable to that portion, and if the actual level of achievement is above the threshold level of performance and falls between the performance levels described above, the actual percentage of the target number of PSUs that will become achieved PSUs will be determined by linear interpolation.

The metrics used to measure 2025 performance under the PSU awards have the following meanings:

•“revenue” means the GAAP total revenue, as reported in our periodic reports on Form 10-K or Form 10-Q that are filed with the SEC during the applicable period.

•“free cash flow” means GAAP cash provided by (used in) operating activities adjusted for capitalized expenditures that include purchases of property and equipment and capitalized internal-use software.

•“total shareholder return” of any particular company means (i) the company’s closing stock price on December 31, 2025 (plus all dividends paid between January 1, 2025 and December 31, 2025) divided by (ii) the company’s closing stock price on January 1, 2025.

If a change in control occurs before January 1st of the year in which the PSUs are scheduled to vest, the number of achieved PSUs would be equal to the target number of PSUs. If a change in control occurs after December 31st of the year before the PSUs were scheduled to vest, the number of achieved PSUs will be determined based on actual achievement.

In determining the size of these awards, the compensation committee took into consideration each executive officer’s current vested and unvested equity holdings, competitive market data, and the other factors described in the “Compensation Setting Process-Compensation Committee” section above.

The intended values of the RSU awards and the intended target values of the PSU awards granted to the named executive officers in May 2025 are listed below, and each of these values was converted into the number of shares (or in the case of the PSU awards, the target number of shares) covered by the award by dividing the value by the average closing price of a share of our Class A Common Stock during the month of April 2025.

Name	Intended Value of RSUs	Intended Target Value of PSUs
Vladimir Shmunis	$6,000,000	$6,000,000
Vaibhav Agarwal	$1,500,000	$1,250,000
Kira Makagon	$5,000,000	$5,000,000
John Marlow	$1,500,000	$1,500,000

Our achievement of the 2025 performance goals for these PSU awards was as follows: (i) our revenue for 2025 was 100% of the target level, (ii) our free cash flow for 2025 was 105% of the target level, and (iii) our TSR ranked at the 53rd percentile. Based on these levels of achievement, 110.7% of the target number of PSUs based on 2025 performance became achieved PSUs.

The performance goals for 2026, and if applicable, 2027, will be determined by the board of directors at a future date.

In connection with his appointment as Chief Financial Officer, Mr. Agarwal also received a grant of time-based restricted stock units that cover shares of the Company’s Class A common stock having an intended aggregate value of $2,000,000 (the “Equity Grant”). The Equity Grant will vest as follows: provided Mr. Agarwal remains a service provider of the Company through the applicable vesting date, one-quarter of the Equity Grant will vest on September 1, 2027 and, thereafter, one-eighth of the Equity Grant will vest in equal quarterly installments on each quarterly vesting date (March 1, June 1, September 1 and December 1 of each year).

In addition, each of these equity awards granted to our named executive officers in 2025 is subject to the vesting acceleration provisions in our Change of Control and Severance Policy, which is described in the “Post-Employment Compensation” section below.
The grant date fair values of these equity awards are listed in the “Stock Awards” column of the Summary Compensation Table and in the Grants of Plan-Based Awards in 2025 table below.
As discussed above, we also issued RSUs to our named executive officers under the KEEB in settlement of their incentive payments under the Bonus Plan in 2025. These RSUs are listed in the Grants of Plan-Based Awards in 2025 table below.
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
Post-Employment Compensation

The Company’s Change of Control and Severance Policy (the “Severance Policy”) applies exclusively to our Section 16 officers as designated by the administrator of the Severance Policy from time to time. Each of our named executive officers that remain with us is a participant in the Severance Policy.

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

In October 2025, our compensation committee amended the non-change of control benefits under the Severance Policy as follows:

•Continued payments at a rate equal to the participant’s applicable annual base salary for the Applicable Period. The “Applicable Period” means (i) three months if the participant’s employment period was less than one year, (ii) nine months if the participant’s employment period was greater than or equal to one year and less than three years, and (iii) twelve months if the participant’s employment period was greater than or equal to three years.

•1 year of vesting of the participant’s outstanding time-based RSUs if the participant’s employment period was equal to or greater than one year.

•Payment or reimbursement of continued health coverage for the participant and the participant’s dependents under COBRA for the Applicable Period.

Because all of the existing named executive officers have more than three years of employment, the changes did not affect the severance benefits to which they were entitled.

To receive the severance benefits upon a qualifying termination, either in connection with or not in connection with a change of control, a participant must sign and not revoke the Company’s separation agreement and release of claims within the timeframe set forth in the Severance Policy and continue to adhere to the restrictive covenants in that release.

Consulting Agreements

Abhey Lamba

In connection with his resignation, Mr. Lamba agreed to serve as an executive advisor and provide transition services, as required, to the Company through December 31, 2025 pursuant to the terms of a transition agreement and release with the Company. Mr. Lamba was paid approximately $290,000 per month for his services and upon providing a supplemental release of claims, subject to certain payment terms. All of Mr. Lamba’s unvested equity awards were cancelled as of August 5, 2025.

Other Compensation Policies
Equity Award Grant Policy
It is our policy to not time equity award grants in relation to the release of material non-public information. Our board of directors or the compensation committee may grant equity awards during our regularly scheduled meetings, special meetings, and/or by unanimous written consent. In addition, our board of directors established a management equity grant committee consisting of our CEO, CFO, and COO to grant compensatory equity awards to employees, other than our Section 16 officers. We did not grant stock options to our NEOs in 2025.
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
Pursuant to our Insider Trading Policy, our directors, officers (as defined in Rule 16a-1(f) of the Exchange Act) and other employees subject to blackout periods or pre-clearance requirements under such policy are prohibited from engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities, including hedging their ownership of Company securities or similar transactions designed to decrease the risks associated with holding Company securities, and from pledging our equity securities as collateral for a loan. Stock options, stock appreciation rights and other securities issued pursuant to our benefit plans or other compensatory arrangements with us are not subject to this prohibition.
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
Compensation-Related Risk
Our board of directors is responsible for the oversight of our risk profile, including compensation-related risks. Our compensation committee monitors our compensation policies and practices as applied to our employees to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking. In cooperation with management, our compensation committee reviewed our 2025 compensation programs. Our compensation committee believes the mix and design of the elements of such programs do not encourage our employees to assume excessive risks and accordingly are not reasonably likely to have a material adverse effect on our Company. We have designed our compensation programs to be balanced so that our employees are focused on both short-term and long-term financial and operational performance. In particular, the weighting towards long-term incentive compensation discourages short-term risk taking. Goals are appropriately set with targets that encourage growth in the business.
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
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026.
Respectfully submitted by the members of the compensation committee of the board of directors:
Robert Theis (Chair)
Prat Bhatt
Kenneth A. Goldman

Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers during the fiscal years ended December 31, 2023, 2024, and 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Vladimir Shmunis Chief Executive Officer	2025	500,000	—	13,489,367	559,037 (4)	17,922	14,566,326
	2024	376,367	—	14,565,146	533,311	16,272	15,491,096
	2023	5,470	—	20,616,162	508,722	10,733	21,141,087
Vaibhav Agarwal Chief Financial Officer	2025	500,000	—	4,824,878	528,482 (5)	8,952	5,862,312
	2024	500,000	—	4,317,415	483,159	8,532	5,309,106
	2023	135,000	—	3,203,409	410,342	7,443	3,756,194
Kira Makagon President and Chief Operating Officer	2025	500,000	—	11,342,495	528,482 (6)	14,612	12,385,589
	2024	—	—	—	—	—	—
	2023	—	—	—	—	—	—
John Marlow Chief Administrative Officer, Senior Vice President, Corporate Development, General Counsel and Secretary	2025	450,000	—	3,372,383	505,909 (7)	8,802	4,337,094
	2024	450,000	—	4,091,861	482,766	8,982	5,033,609
	2023	60,000	—	9,339,843	457,844	6,188	9,863,875
Abhey Lamba Former Chief Financial Officer	2025	297,436	—	—	253,769 (8)	4,778	555,983
	2024	41,666	—	11,999,125	38,801	—	12,079,592
	2023	—	—	—	—	—	—

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
(2)Amounts in this column represent (i) the aggregate fair value of RSUs granted under our Key Employee Equity Bonus Plan, in lieu of a cash bonus earned for the first quarter and second quarters of 2023, the third and fourth quarters of 2024, and each quarter of 2025 which is calculated in accordance with ASC Topic 718, and (ii) bonuses earned under our Bonus Plan for the third and fourth quarters of 2023 and the first and second quarters of 2024 that were paid in cash. The shares underlying these RSU awards were fully vested in the quarter following the quarter in which earned.
(3)For each of Messrs. Shmunis, Marlow, and Lamba, the amount reported in this column for 2025 represents the portion of the premium paid by the Company with respect to life insurance for the benefit of the named executive officer.
For Mr. Agarwal, the amount reported in this column for 2025 represents (i) the portion of the premium paid by the Company with respect to life insurance for his benefit, which was $4,902, and (ii) the Company's matching contribution to the 401(k) plan in the amount of $4,050.
For Ms. Makagon, the amount reported in this column for 2025 represents (i) the portion of the premium paid by the Company with respect to life insurance for her benefit, which was $13,362, and (ii) the Company's matching contribution to the 401(k) plan in the amount of $1,250.
(4)Consists of 18,448 RSUs that were fully vested upon grant, 14,317 of which were granted in fiscal 2025 and 4,131 were granted in fiscal 2026.
(5)Consists of 18,448 RSUs that were fully vested upon grant, 14,317 of which were granted in fiscal 2025 and 4,131 were granted in fiscal 2026.
(6)Consists of 18,448 RSUs that were fully vested upon grant, 14,317 of which were granted in fiscal 2025 and 4,131 were granted in fiscal 2026.
(7)Consists of 16,604 RSUs that were fully vested upon grant, 12,886 of which were granted in fiscal 2025 and 3,718 were granted in fiscal 2026.
(8)Consists of (i) 4,566 RSUs that were fully vested upon grant, all of which were granted in fiscal 2025, and (ii) $125,875 of bonuses earned under our Bonus Plan in fiscal 2025, which were paid in cash.

Grants of Plan-Based Awards in 2025
The following table sets forth information regarding grants of awards made to our named executive officers during fiscal 2025. We did not grant any cash awards under our 2013 Plan during fiscal 2025.

			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Approval Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Securities Underlying Restricted Stock Units (#)	Grant Date Fair Value of Stock Awards ($)(1)
Vladimir Shmunis	2/20/2025	2/11/2025	—	—	—	3,867	118,988
	5/20/2025	5/19/2025	1 (2)	126,685 (4)	253,369 (6)	—	6,562,259
	5/20/2025	5/1/2025	—	—	—	4,566	124,834
	5/20/2025	5/19/2025	—	—	—	253,369	6,927,108
	8/20/2025	7/30/2025	—	—	—	4,964	145,991
	11/20/2025	10/28/2025	—	—	—	4,787	125,036
Vaibhav Agarwal	2/20/2025	2/11/2025	—	—	—	4,060	124,926
	5/15/2025	5/1/2025	—	—	—	4,566	127,894
	5/20/2025	5/19/2025	1 (2)	26,393 (4)	52,786 (6)	—	1,367,163
	5/20/2025	5/19/2025	—	—	—	63,343	1,731,798
	8/4/2025	8/4/2025	—	—	—	72,548	1,725,917
	8/15/2025	7/30/2025	—	—	—	4,964	152,593
	11/17/2025	10/28/2025	—	—	—	4,787	128,196
Kira Makagon	2/18/2025	2/15/2025	—	—	—	4,277	144,605
	5/15/2025	5/1/2025	—	—	—	4,566	127,894
	5/20/2025	5/19/2025	1 (3)	70,381 (5)	140,761 (7)	—	5,569,901
	5/20/2025	5/19/2025				211,141	5,772,595
	8/15/2025	7/30/2025				4,964	152,593
	11/17/2025	10/28/2025				4,787	128,196
John Marlow	2/20/2025	2/11/2025	—	—	—	3,480	107,080
	5/15/2025	5/1/2025	—	—	—	4,109	115,093
	5/20/2025	5/19/2025	1 (2)	31,672 (4)	63,343 (6)		1,640,585
	5/20/2025	5/19/2025				63,343	1,731,798
	8/20/2025	7/30/2025				4,468	131,404
	11/20/2025	10/28/2025				4,309	112,551
Abhey Lamba	2/20/2025	2/11/2025	—	—	—	1,261	38,801
	5/15/2025	5/1/2025	—	—	—	4,566	127,894

(1)The amounts in the “Grant Date Fair Value of Stock Awards” column represent the grant date fair value of RSUs and PSUs granted in fiscal 2025 and calculated in accordance with ASC Topic 718. See Note 12 of the Notes to our Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value, included as Item 8 to our Original Report.
(2)One-half of Messrs. Shmunis’, Agarwal’s and Marlow’s PSU awards became eligible to vest upon attainment of certain revenue, free cash flow and TSR performance goals for 2025. The threshold number of PSUs is (i) 1 for Mr. Shmunis, (ii) 1 for Mr. Agarwal, and (iii) 1 for Mr. Marlow. The other half of Messrs. Shmunis’, Agarwal’s and Marlow’s PSU awards become eligible to vest upon attainment of certain performance goals for 2026, which have not yet been determined by the board of directors, and therefore are not reflected in the table above.

(3)One-third of Ms. Makagon’s PSU award became eligible to vest upon attainment of certain revenue, free cash flow and TSR performance goals for 2025. The threshold number of PSUs is 1. The other two-thirds of Ms. Makagon’s PSU awards become eligible to vest upon attainment of certain performance goals for 2026 and 2027 (one-third each), which have not yet been determined by the board of directors, and therefore are not reflected in the table above.
(4)For the 2025 tranche, the target number of PSUs is (i) 126,685 for Mr. Shmunis, (ii) 26,393 for Mr. Agarwal and (iii) 31,672 for Mr. Marlow. Only the 2025 tranche is reflected in the table above because the 2026 performance goals have not yet been determined by the board of directors.
(5)For the 2025 tranche, the target number of PSUs is 70,381 for Ms. Makagon. Only the 2025 tranche is reflected in the table above because the 2026 and 2027 performance goals have not yet been determined by the board of directors.
(6)For the 2025 tranche, the maximum number of PSUs is (i) 253,369 for Mr. Shmunis, (ii) 52,786 for Mr. Agarwal, and (iii) 63,343 for Mr. Marlow. Only the 2025 tranche is reflected in the table above because the 2026 performance goals have not yet been determined by the board of directors.
(7)For the 2025 tranche, the maximum number of PSUs is approximately 140,761 for Ms. Makagon. Only the 2025 tranche is reflected in the table above because the 2026 and 2027 performance goals have not yet been determined by the board of directors.
Outstanding Equity Awards at Fiscal Year-End
The following table presents information concerning equity awards held by our named executive officers at the end of fiscal 2025.

	Option Awards								Stock Awards
		Number of Securities Underlying Unexercised Options (#)				Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Name	Grant Date	Exercisable		Unexercisable
Vladimir Shmunis	5/19/2023	—		—		—		—	32,014 (2)	924,564
	5/19/2023	—		—		—		—	26,000 (3)	750,880
	5/19/2024	—		—		—		—	22,885 (4)	660,919
	5/19/2024	—		—		—		—	22,985 (5)	663,807
	5/20/2025	—		—		—		—	253,369 (6)	7,317,297
	5/20/2025	—		—		—		—	158,356 (7)	4,573,321
Vaibhav Agarwal	5/19/2023	—		—		—		—	4,448 (2)	128,458
	5/19/2023	—		—		—		—	13,542 (8)	391,093
	5/19/2024	—		—		—		—	5,500 (4)	158,840
	5/19/2024	—		—		—		—	27,631 (9)	797,983
	5/20/2025	—		—		—		—	52,786 (6)	1,524,460
	5/20/2025	—		—		—		—	39,590 (10)	1,143,359
	8/4/2025	—		—		—		—	72,548 (11)	2,095,186
Kira Makagon	5/11/2023	—		—		—		—	3,558 (12)	102,755
	5/11/2023	—		—		—		—	10,834 (13)	312,886
	5/19/2024	—		—		—		—	53,186 (4)	1,536,012
	5/19/2024	—		—		—		—	26,594 (14)	768,035
	5/20/2025	—		—		—		—	211,141 (6)	6,097,752
	5/20/2025	—		—		—		—	171,553 (15)	4,954,451
John Marlow	5/19/2023	—		—		—		—	14,229 (2)	410,934
	5/19/2023	—		—		—		—	43,333 (16)	1,251,457
	5/19/2024	—		—		—		—	5,214 (4)	150,580
	5/19/2024	—		—		—		—	26,182 (17)	756,136
	5/20/2025	—		—		—		—	63,343 (6)	1,829,346
	5/20/2025	—		—		—		—	39,590 (18)	1,143,359
Abhey Lamba (19)	—	—	—	—	—	—	—	—	—	—

(1)This amount reflects the fair value of our common stock of $28.88 per share as of December 31, 2025, multiplied by the amount shown in the column for Number of Shares or Units of Stock That Have Not Vested.
(2)This reflects the number of PSUs granted to the named executive officer that became achieved PSUs based on the achievement of the performance goals. 1/3rd of the achieved PSUs vested on February 20, 2024 for Mr. Agarwal and February 21, 2024 for Messrs. Shmunis and Marlow, and 1/8th of the remaining achieved PSUs vest every three months afterwards, in each case, subject to the named executive officer’s continued service as of each vesting date. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(3)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 12 equal quarterly installments commencing May 20, 2023. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(4)This reflects the number of PSUs granted to the named executive officer that became achieved PSUs based on the achievement of the performance goals. 1/2 of the achieved PSUs vested on February 20, 2025 for Mr. Agarwal, and February 21, 2025 for Messrs. Shmunis and Marlow and 1/8th of the achieved PSUs vest every three months afterwards, in each case, subject to the named executive officer’s continued service as of each vesting date. 1/3 of the achieved PSUs vested on February 20, 2025 for Ms. Makagon and 1/12th of the achieved PSUs vest every three months afterwards, subject to Ms. Makagon's continued service as of each vesting date. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(5)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 8 equal quarterly installments commencing May 20, 2024. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(6)This reflects the number of PSUs granted to the named executive officer. 1/2 of the achieved PSUs based on 2025 performance vested on February 21, 2026 for Mr. Shmunis and March 1, 2026 for Messrs. Agarwal and Marlow, and 1/3rd of the achieved PSUs based on 2025 performance vested on March 1, 2026 for Ms. Makagon. 1/2 of any achieved PSUs based on 2026 performance will vest on March 1, 2027 for Messrs. Shmunis, Agarwal, and Marlow, and 1/3rd of any achieved PSUs based on 2026 performance will vest on March 1, 2027 for Ms. Makagon. 1/3rd of any achieved PSUs based on 2027 performance will vest on March 1, 2028 for Ms. Makagon. Each vesting is subject to the named executive officer’s continued service as of each vesting date. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(7)The shares underlying this RSU award vest, subject to Mr. Shmunis’s continued role as a service provider to us, in 8 equal quarterly installments commencing May 20, 2025. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(8)The shares underlying this RSU award vest, subject to Mr. Agarwal’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2023. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(9)The shares underlying this RSU award vest, subject to Mr. Agarwal’s continued role as a service provider to us, in 12 equal quarterly installments commencing May 20, 2024. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(10)The shares underlying this RSU award vest, subject to Mr. Agarwal’s continued role as a service provider to us, in 8 equal quarterly installments commencing May 20, 2025. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(11)The shares underlying this RSU award vest, subject to Mr. Agarwal's continued role as a service provider to us, as to 1/4th on September 1, 2027, and as to 8 equal quarterly installments thereafter. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(12)This reflects the number of PSUs granted to Ms. Makagon that became achieved PSUs based on the achievement of the performance goals. 1/3rd of the achieved PSUs vested on February 20, 2024, and 1/8th of the remaining achieved PSUs vest every three months afterwards, in each case, subject to Ms. Makagon's continued service as of each vesting date. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(13)The shares underlying this RSU award vest, subject to Ms. Makagon’s continued role as a service provider to us, in 16 equal quarterly installments commencing May 20, 2023. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(14)The shares underlying this RSU award vest, subject to Ms. Makagon’s continued role as a service provider to us, in 12 equal quarterly installments commencing May 20, 2024. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(15)The shares underlying this RSU award vest, subject to Ms. Makagon’s continued role as a service provider to us, in 16 equal quarterly installments commencing June 1, 2025. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
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
(18)The shares underlying this RSU award vest, subject to Mr. Marlow's continued role as a service provider to us, in 8 equal quarterly installments commencing May 20, 2025. Under the Severance Policy, 100% of the shares underlying this RSU award are subject to accelerated vesting in the event of termination of employment under certain circumstances.
(19)Mr. Lamba resigned from his position as Chief Financial Officer on August 5, 2025. In connection with his resignation, Mr. Lamba forfeited all of his then-unvested equity awards.
Option Exercises and Stock Vested in 2025
The following table sets forth the number of shares of common stock acquired during fiscal 2025 by our named executive officers upon the exercise of stock options and the vesting of RSU awards and the value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Securities Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Vladimir Shmunis	—	—	639,858	18,035,271
Vaibhav Agarwal	—	—	149,551	4,282,608
Kira Makagon	—	—	191,838	5,447,211
John Marlow	—	—	204,480	5,796,268
Abhey Lamba	—	—	15,218	439,548

(1) Reflects the aggregate number of shares of Class A Common Stock underlying the RSU awards that vested in fiscal 2025.
(2) Calculated by multiplying (i) the fair market value of Class A Common Stock on the vesting date, which was determined using the closing price on the NYSE of a share of Class A Common Stock on vesting date (or, if the vesting date is not a trading day, the closing price on the immediately preceding trading day), by (ii) the number of shares of Class A Common Stock acquired upon vesting.
Pension Benefits
Aside from our 401(k) plan, we do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.
Non-Qualified Deferred Compensation
We do not maintain any non-qualified deferred compensation plans or arrangements under which our named executive officers are entitled to participate.
Potential Payments upon Termination and upon Termination in Connection with a Change of Control
Potential Payments upon Termination Apart from a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers that remained employed with us on December 31, 2025, pursuant to the Severance Policy, if (i) the named executive officer experiences a qualifying termination of his or her employment (as described in the “Executive Compensation─Compensation Discussion and Analysis─Post-Employment Compensation─Executive Employment Arrangements” section above), on December 31, 2025, and outside of the period beginning 3 months prior to and ending 12 months following a “change of control” (as defined in our Severance Policy) and (ii) such named executive officer signs and does not revoke a release agreement with us. The benefits consist of (i) 12 months of his or her base salary; (ii) reimbursement of his or her COBRA premiums for up to 12 months; and (iii) 1 year vesting of his or her outstanding equity awards in accordance with the Severance Policy.

	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)	Continuing Health Coverage ($)(3)	Total ($)
Vladimir Shmunis	500,000	10,317,467	27,202	10,844,669
Vaibhav Agarwal	500,000	2,915,436	38,738	3,454,174
Kira Makagon	500,000	5,753,387	27,202	6,280,589
John Marlow	450,000	3,996,934	38,738	4,485,672
Abhey Lamba (4)	—	—	—	—

(1)Represents the portion of each named executive officer’s 2025 base salary to be paid to such named executive officer upon a termination apart from a change of control.
(2)For each named executive officer, the estimated value of accelerated equity awards was calculated by multiplying (x) the amount of unvested RSUs subject to acceleration held by the applicable named executive officer and (y) the closing price of our Class A Common Stock on December 31, 2025 (which was $28.88).
(3)Represents the value of all monthly COBRA premium payments to be paid to such named executive officer upon a termination apart from a change of control.
(4)Mr. Lamba resigned from his position as Chief Financial Officer on August 5, 2025.
Potential Payments upon Termination in Connection with a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers that remained employed with us on December 31, 2025, pursuant to the Severance Policy, if (i) the named executive officer experiences a qualifying termination of his or her employment (as described in the “Executive Employment Arrangements” and “Other Change in Control Provisions” subsections of the “Executive Compensation─Compensation Discussion and Analysis─Post-Employment Compensation” section above) on December 31, 2025, and within the period beginning 3 months prior to or 12 months following a “change of control” (as defined in our Severance Policy) and (ii) such named executive officer signs and does not revoke a release agreement with us.

	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)	Continuing Health Coverage ($)(3)	Total ($)
Vladimir Shmunis (4)	1,500,000	14,890,788	40,803	16,431,591
Vaibhav Agarwal (5)	500,000	6,239,380	38,738	6,778,118
Kira Makagon (6)	500,000	13,771,890	27,202	14,299,092
John Marlow (7)	450,000	5,541,812	38,738	6,030,550
Abhey Lamba (8)	—	—	—	—

(1) Represents the portion of each named executive officer’s (a) base salary and (b) 2025 target bonus, as applicable to be paid to such named executive officer upon a termination in connection with a change of control.
(2) For each named executive officer, the estimated value of accelerated equity awards was calculated by multiplying (x) the amount of unvested RSUs subject to acceleration held by the applicable named executive officer and (y) the closing price of our Class A Common Stock on December 31, 2025 (which was $28.88).
(3) Represents the value of all monthly COBRA premium payments to be paid to such named executive officer upon a termination in connection with a change of control.
(4) Mr. Shmunis will receive (i) 18 months of his base salary plus 150% of his 2025 target bonus, (ii) 100% acceleration of his outstanding equity awards (which to the extent applicable, will become immediately exercisable) and (iii) reimbursement of his COBRA premiums for up to 18 months, in accordance with the Severance Policy.
(5) Mr. Agarwal will receive (i) 12 months of his base salary, (ii) 100% acceleration of his outstanding equity awards (which to the extent applicable, will become immediately exercisable) and (iii) reimbursement of his COBRA premiums for up to 12 months, in accordance with the Severance Policy.
(6) Ms. Makagon will receive (i) 12 months of her base salary, (ii) 100% acceleration of her outstanding equity awards (which to the extent applicable, will become immediately exercisable) and (iii) reimbursement of her COBRA premiums for up to 12 months, in accordance with the Severance Policy.

(7) Mr. Marlow will receive (i) 12 months of his base salary, (ii) 100% acceleration of his outstanding equity awards (which to the extent applicable, will become immediately exercisable) and (iii) reimbursement of his COBRA premiums for up to 12 months, in accordance with the Severance Policy.
(8) Mr. Lamba resigned from his position as Chief Financial Officer on August 5, 2025.
CEO Pay Ratio
Under SEC rules, we are required to provide information regarding the relationship between the total annual compensation of Mr. Shmunis, our Chief Executive Officer, and the total annual compensation of our median employee (other than Mr. Shmunis). For our last completed fiscal year, which ended December 31, 2025:
•The median of the total annual compensation of all employees (other than Mr. Shmunis) of ours (including our consolidated subsidiaries) was $115,180.25.
•Mr. Shmunis’s total annual compensation, as reported in the Summary Compensation Table included in this Form 10-K/A, was $14,566,326.16.
•Based on the above, for fiscal 2025, the ratio of Mr. Shmunis’s total annual compensation to the median of the total annual compensation of all employees was 126.47 to 1.
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
•Because there has been no change to our employee population or employee compensation arrangements since our median employee was determined for 2024 that we reasonably believe would significantly impact our pay ratio disclosure, we are using the same median employee as used for our 2024 pay ratio calculations.
•Using this median employee, we determined the median employee’s total annual compensation for fiscal 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, yielding the median total annual compensation disclosed above. With respect to Mr. Shmunis’s total annual compensation, we used the amount reported in the “Total” column of our fiscal Summary Compensation Table included in this Form 10-K/A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2026, for:
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
We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2026, and shares issuable upon the vesting of RSUs and PSUs within 60 days of March 31, 2026, to be outstanding and to be beneficially owned by the person holding the option, the RSUs, or the PSUs, respectively, for the purpose of computing the percentage ownership of that person. However, we have not treated such shares as outstanding for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 74,560,204 shares of our Class A common stock and 9,779,538 shares of our Class B common stock outstanding as of March 31, 2026. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.

	Class A		Class B		% of Total Voting
	Shares	%	Shares	%	Power †
5% Stockholders:
Entities affiliated with Vladimir Shmunis (1)	140,668	*	5,471,618	55.9	31.8
Entities affiliated with Vlad Vendrow (2)	96,820	*	2,945,295	30.1	17.1
Capital World Investors (3)	11,735,991	15.7	—	*	6.8
BlackRock, Inc. (4)	10,248,861	13.7	—	*	5.9
Vanguard Portfolio Management (5)	8,019,586	10.8	—	*	4.7
Ameriprise Financial, Inc. (6)	6,371,193	8.5	—	*	3.7
Sylebra Capital Limited (7)	3,912,007	5.2	—	*	2.3
Named Executive Officers and Directors:
Vladimir Shmunis (1)	140,668	*	5,471,618	55.9	31.8
Vaibhav Agarwal (8)	10,569	*	—	*	*
Kira Makagon (9)	29,861	*	—	*	*
John Marlow (10)	242,429	*	273,714	2.8	1.7
Abhey Lamba (11)	9,581	*	—	*	*
Prat Bhatt (12)	25,802	*	—	*	*
Mahmoud ElAssir (13)	2,529	*	—	*	*
Kenneth Goldman (14)	36,370	*	—	*	*
Amy Guggenheim Shenkan (15)	10,252	*	—	*	*
Robert Theis (16)	28,304	*	—	*	*
All current executive officers and directors as a group (9 persons)(17)	526,784	*	5,745,332	58.7	33.6
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
(1)Consists of (i) 4,131,391 shares of Class B common stock held of record by ELCA Fund I, L.P. (“ELCA I”); (ii) 5,926 shares of Class B common stock held of record by ELCA Fund II, L.P. (“ELCA II”); (iii) 5,926 shares of Class B common stock held of record by ELCA Fund III, L.P. (“ELCA III”); (iv) 1,385 shares of Class B common stock held of record by ELCA, LLC (collectively, along with ELCA I, ELCA II and ELCA III, the “ELCA Funds”); (v) 1,274 shares of Class B common stock held of record by Vladimir G. Shmunis & Sandra Shmunis TR UA June 9, 1998 Shmunis Revocable Trust (“Trust”); (vi) 662,858 shares of Class B common stock held of record by Sandra Shmunis TR UA 03/07/2025 Sandra Shmunis 2025 Grantor Retained Annuity Trust (“SST”); (vii) 662,858 shares of Class B common stock held of record by Vladimir Shmunis TR UA 03/07/2025 Vladimir Shmunis 2025 Grantor Retained Annuity Trust (“VST”); (viii) 81,668 shares of Class A common stock held of record by Vladimir G Shmunis & Sandra Shmunis TR So Inclined Philanthropic Foundation (“SIPF”); and (ix) 59,000 shares of Class A common stock held of record by The Shmunis Family Generations Trust under agreement, dated December 29, 2020 (“SFGT”). Vladimir Shmunis, our CEO and Chairman of the board of directors, and Sandra Shmunis, Mr. Shmunis’s wife, are the managing members of ELCA, LLC. ELCA, LLC is the general partner of ELCA I, ELCA II and ELCA III. Mr. Shmunis and Mrs. Shmunis are the trustees of Trust and SIPF, and the investment trustees of SFGT. As a result, and by virtue of the relationships described in this footnote, Mr. and Mrs. Shmunis may be deemed to share voting and dispositive power with respect to the shares held by ELCA I, Trust, SIPF and SFGT, and certain of the shares held by ELCA II and ELCA III. As sole trustee of SST, Mrs. Shmunis may be deemed to hold voting and dispositive power with respect to the shares held by SST. As sole trustee of VST, Mr. Shmunis may be deemed to hold voting and dispositive power with respect to the shares held by VST. ELCA II and ELCA III each hold 365,735 shares of Class B common stock that are beneficially owned by Mr. Shmunis's adult children, and these shares are not reflected in the table above. The address for these entities is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.
(2)Consists of (i) 58,425 shares of Class A common stock held of record by Mr. Vendrow; (ii) 25,000 shares of Class A common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO David G Vendrow; (iii) 1,066,400 shares of Class B common stock held of record by the Vlad Vendrow TR UA 02/13/2020 Viva Trust; (iv) 149,093 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Edward B Vendrow; (v) 149,092

shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO Joshua L Vendrow; (vi) 122,110 shares of Class B common stock held of record by the Regina Vendrow TR UA 10/30/2015 2015 Vendrow Children’s Trust FBO David G Vendrow; (vii) 38,600 shares of Class B common stock held of record by the Regina Vendrow TR UA 12/01/2020 Viva Children’s Trust; (viii) 420,000 shares of Class B common stock held of record by Viva Investment Capital LLC; (ix) 1,000,000 shares of Class B common stock held of record by Viva Investment Capital II LLC; and (x) 13,395 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2026. As sole trustee of the Vlad Vendrow TR UA 02/13/2020 Viva Trust, Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held by the Vlad Vendrow TR UA 02/13/2020 Viva Trust. Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held by him and by his children and his children’s trusts. As the sole owner of Viva Investment Capital LLC and Viva Investment Capital II LLC, Mr. Vendrow may be deemed to hold voting and dispositive power with respect to the shares held thereby. The address for these entities is c/o RingCentral, Inc., 20 Davis Drive, Belmont, California 94002.
(3)Based on information reported by Capital World Investors (“CWI”) on its most recent Schedule 13G/A filed with the SEC on November 13, 2025. Of the shares of Class A common stock beneficially owned, CWI reported that it has sole dispositive power and sole voting power with respect to 11,735,991 shares. CWI is a division of Capital Research and Management Company (“CRMC”), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., Capital Group Private Client Services, Inc., and Capital Group Investment Management Private Limited. CWI’s divisions of each of the investment management entities collectively provide investment management services under the name “Capital World Investors.” The address for CWI is 333 South Hope Street, Los Angeles, California 90071.
(4)Based on information reported by BlackRock, Inc. on its most recent Schedule 13G/A filed with the SEC on March 5, 2026. Of the shares of Class A common stock beneficially owned, BlackRock, Inc. reported that it has sole dispositive power with respect to 10,248,861 shares and sole voting power with respect to 10,100,100 shares. The address for BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(5)Based on information reported by Vanguard Portfolio Management on its most recent Schedule 13G filed with the SEC on March 5, 2026 reporting securities beneficially owned, or deemed to be beneficially owned, by Vanguard Portfolio Management LLC and Vanguard Fiduciary Trust Company. Of the shares of Class A common stock beneficially owned, Vanguard Portfolio Management reported that it has shared dispositive power with respect to 8,019,586 shares and shared voting power with respect to 99,477 shares. The address for Vanguard Portfolio Management. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. On March 27, 2026, The Vanguard Group, Inc., the parent entity of Vanguard Portfolio Management, LLC, filed a 13G/A reporting that The Vanguard Group, Inc., went through an internal realignment and, certain subsidiaries or business divisions of subsidiaries of The Vanguard Group, Inc. that formerly had, or were deemed to have, beneficial ownership with The Vanguard Group, Inc., will report beneficial ownership separately (on a disaggregated basis) from The Vanguard Group, Inc. The Vanguard Group, Inc. no longer has, or is deemed to have, beneficial ownership over securities beneficially owned by Vanguard Portfolio Management.
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
(7)Based on information reported by Sylebra Capital Limited (“Sylebra HK”) on its Schedule 13D/A filed with the SEC on July 29, 2025. Of the shares of Class A common stock beneficially owned, Sylebra HK reported that it has sole dispositive power and sole voting power with respect to 0 shares and shared dispositive power and shared voting power with respect to 3,912,007 shares. Sylebra HK and Sylebra Capital LLC (“Sylebra US”) are the investment sub-advisers to Sylebra Capital Partners Master Fund, Ltd. (“SCP MF”), Sylebra Capital Parc Master Fund (“PARC MF”), Sylebra Capital Menlo Master Fund (“MENLO MF”) and other advisory clients. The term “Affiliated Investment Entities” (as used in this footnote) refers to SCP MF, PARC MF, MENLO MF and other advisory clients. Sylebra Capital Management (“Sylebra Cayman”) is the investment manager and parent of Sylebra HK. Sylebra Cayman owns 100% of the shares of Sylebra HK, and Daniel Patrick Gibson (“Gibson”) owns 100% of the Class A shares of Sylebra Cayman and 100% of the share capital of Sylebra US. Gibson is a founder and Chief Investment Officer of Sylebra Cayman. In such capacities, Sylebra HK, Sylebra US, Sylebra Cayman, and Gibson may be deemed to share voting and dispositive power over the shares of Class A common stock held by the Affiliated Investment Entities. The address for Sylebra HK is c/o Sylebra Capital Limited, 20th Floor, 28 Hennessy Road, Wan Chai, Hong Kong.
(8)Consists of (i) 2,334 shares of Class A common stock held of record by Mr. Agarwal and (ii) 8,235 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2026.
(9)Consists of (i) 11,737 shares of Class A common stock held of record by Ms. Makagon and (ii) 18,124 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2026.
(10)Consists of (i) 203,897 shares of Class A common stock held of record by Mr. Marlow; (ii) 6,275 shares of Class A common stock held of record by the JEM Double Happiness 2018 Trust (the “Marlow Trust I”); (iii) 6,275 shares of Class A common stock held of record by the CAM Double Happiness 2018 Trust (the “Marlow Trust II”); (iv) 12,080 shares of Class A common stock held of record by the M&M Family 2020 Irrevocable Trust (the “Marlow Trust III”); (v) 15,060 shares of Class B common stock held of record by Mr. Marlow; (vi) 216,334 shares of Class B common stock held of record by the M&M Twice as Nice Trust (the “Marlow Trust IV” and, together with the Marlow Trust I, the Marlow Trust II and the Marlow Trust III, the “Marlow Trusts”); (vii) 42,320 shares of Class B common stock held of record by the Marlow Trust III; and (viii) 13,902 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2026. As trustee of the Marlow Trusts, Mr. Marlow may be deemed to hold voting and dispositive power with respect to the shares held by the Marlow Trusts.
(11)Mr. Lamba, our former Chief Financial Officer, resigned on August 5, 2025. Consists of 9,581 shares of Class A common stock held of record by Mr. Lamba as of August 5, 2025.
(12)Consists of (i) 23,273 shares of Class A common stock held of record by Mr. Bhatt and (ii) 2,529 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2026.
(13)Consists of 2,529 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2026.
(14)Consists of (i) 6,100 shares of Class A common stock held of record by MNM Holdings, LLC, (ii) 27,741 shares of Class A common stock held of record by the Goldman-Valeriote Fam Trust, and (iii) 2,529 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2026.
(15)Consists of (i) 7,723 shares of Class A common stock held of record by Ms. Shenkan and (ii) 2,529 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2026.
(16)Consists of (i) 25,775 shares of Class A common stock held of record by Mr. Theis and (ii) 2,529 shares of Class A common stock issuable pursuant to stock awards vesting within 60 days of March 31, 2026.
(17)Consists of (i) 473,878 shares of Class A common stock held of record by our current directors and current executive officers; (ii) 52,906 shares of Class A common stock issuable pursuant to stock awards releasable within 60 days of March 31, 2026; and (iii) 5,745,332 shares of Class B common stock held of record by our directors and current executive officers.
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders. All of our equity compensation plans have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by stockholders
2013 Equity Incentive Plan (1)	6,275,169	—	14,229,173
Amended and Restated Employee Stock Purchase Plan (2)	—	—	6,854,792
Equity compensation plans not approved by stockholders	—	—	—
Total	6,275,169	—	21,083,965

(1)Our 2013 Plan provides that the number of shares of Class A Common Stock available for issuance under the 2013 Plan will automatically increase on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 6,200,000 shares, (ii) five percent (5%) of the outstanding shares of all classes of common stock of the company on the last day of the immediately preceding fiscal year, or (iii) such other amount determined by the board of directors no later than the last day of the immediately preceding fiscal year.
(2)Our Amended and Restated Employee Stock Purchase Plan (“ESPP”) provides that the number of shares of Class A Common Stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning with the 2014 fiscal year, in an amount equal to the least of (i) 1,250,000 shares, (ii) one percent (1%) of the outstanding shares of all classes of common stock of the company on the last day of the immediately preceding fiscal year, or (iii) such other amount as the board of directors may determine.
Item 13. Certain Relationships and Related Transactions, and Director Independence
In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Directors, Executive Officers and Corporate Governance—Non-Employee Director Compensation” and “Executive Compensation,” the following is a description of each transaction since January 1, 2025 and each currently proposed transaction in which:
•we have been or are to be a participant;

•the amount involved exceeded or exceeds $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Consultant Arrangement

Alexander Urazov, who is the son of Kira Makagon, our President and COO, was engaged by us as an independent contractor beginning in June 2025. His compensation for 2025 was comprised of cash payments of $108,000. His compensation to date for 2026 is comprised of cash payments of $90,000. Alexander Urazov’s compensation was determined independently in the same manner as other independent contractors providing similar services. Ms. Makagon played no personal role in determining her son’s compensation or reviewing her son’s performance.

Insurance

In the ordinary course of business, the Company purchased health insurance services from UnitedHealthcare, a subsidiary of UnitedHealth Group, a provider of health insurance services to the Company. One of the Company’s directors, serves as Senior Vice President and Chief Technology Officer of UnitedHealth Group. There were no material amounts payable to or receivable from UnitedHealthcare as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, the Company incurred total expenses of $5.5 million with UnitedHealthcare.
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
Other than as described above under this section titled “Certain Relationships and Related Transactions, and Director Independence,” since January 1, 2025, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest.
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

Our board of directors has determined that all of the current members of our board of directors, except our CEO, Mr. Shmunis, are “independent” as defined in the applicable NYSE rules and applicable rules and regulations of the SEC.
Item 14. Principal Accountant Fees and Services

Professional Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our Company by KPMG for the years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees (1)	$3,118,094	$3,328,137
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	11,000	9,500
Total Fees	$3,129,094	$3,337,637

(1)“Audit Fees” consist of professional services rendered in connection with the audit of our annual financial statements, including audited financial statements, an audit of the effectiveness of our internal control over financial reporting, the review of our quarterly financial statements presented in our quarterly report on Form 10-Q, and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements, including statutory audits of RingCentral CH GmbH, RingCentral France SAS, and RingCentral Israel LTD, our wholly owned subsidiaries in Switzerland, France, and Israel, respectively.
(2)“All Other Fees” for 2025 and 2024 consist of our annual license fees for an accounting research database subscription and an executive education platform subscription.
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

RINGCENTRAL, INC.

Date: April 30, 2026	/s/ Vladimir Shmunis
Vladimir Shmunis
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2026	/s/ Tarun Arora
Tarun Arora
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Director	April 30, 2026
Prat Bhatt

*	Director	April 30, 2026
Mahmoud ElAssir

*	Director	April 30, 2026
Kenneth A. Goldman

*	Director	April 30, 2026
Amy Guggenheim Shenkan

*	Director	April 30, 2026
Robert Theis

*By:	/s/ Vladimir Shmunis
Vladimir Shmunis, As attorney-in-fact