Form 10-Q
period 2026-03-31
RingCentral, Inc.
filed 2026-05-11
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of April 28, 2026, there were 74,079,066 shares of Class A Common Stock issued and outstanding and 9,779,538 shares of Class B Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$116,578	$132,564
Accounts receivable, net	362,536	384,100
Deferred and prepaid sales commission costs	162,174	167,304
Prepaid expenses and other current assets	86,545	81,190
Total current assets	727,833	765,158
Property and equipment, net	189,061	186,570
Operating lease right-of-use assets	43,815	30,855
Deferred and prepaid sales commission costs, non-current	237,764	252,504
Goodwill	102,984	97,792
Acquired intangibles, net	111,502	135,410
Other assets	8,670	13,166
Total assets	$1,421,629	$1,481,455
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$29,675	$27,677
Accrued liabilities	302,083	297,633
Current portion of long-term debt, net	46,269	624,216
Deferred revenue	257,367	269,122
Total current liabilities	635,394	1,218,648
Long-term debt, net	1,159,378	629,580
Operating lease liabilities	26,602	14,372
Other long-term liabilities	10,128	7,525
Total liabilities	1,831,502	1,870,125

Commitments and contingencies (Note 9)
Series A convertible preferred stock	199,449	199,449

Stockholders’ deficit
Common stock	8	9
Additional paid-in capital	1,078,877	1,123,447
Accumulated other comprehensive income	1,621	2,458
Accumulated deficit	(1,689,828)	(1,714,033)
Total stockholders’ deficit	(609,322)	(588,119)
Total liabilities, temporary equity and stockholders’ deficit	$1,421,629	$1,481,455
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Subscriptions	$623,166	$590,112
Other	21,033	21,944
Total revenues	644,199	612,056
Cost of revenues
Subscriptions	154,408	153,095
Other	25,022	27,355
Total cost of revenues	179,430	180,450
Gross profit	464,769	431,606
Operating expenses
Research and development	81,713	81,983
Sales and marketing	272,843	274,898
General and administrative	60,185	64,385
Total operating expenses	414,741	421,266
Income from operations	50,028	10,340
Other income (expense), net
Interest expense	(14,805)	(16,115)
Other (expense) income	(1,114)	1,402
Other expense, net	(15,919)	(14,713)
Income (loss) before income taxes	34,109	(4,373)
Provision for income taxes	3,491	5,955
Net income (loss)	$30,618	$(10,328)
Net income (loss) per common share
Basic	$0.36	$(0.11)
Diluted	$0.35	$(0.11)
Weighted-average number of shares used in computing net income (loss) per share
Basic	84,662	91,015
Diluted	86,991	91,015
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$30,618	$(10,328)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,817)	5,005
Unrealized gain (loss) on derivative instruments	1,980	(3,686)
Total other comprehensive (loss) income	(837)	1,319
Comprehensive income (loss)	$29,781	$(9,009)
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2025	85,199	$9	$1,123,447	$2,458	$(1,714,033)	$(588,119)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,686	—	(10,760)	—	—	(10,760)
Repurchases of common stock	(2,545)	(1)	(82,364)	—	—	(82,365)
Share-based compensation	—	—	48,554	—	—	48,554
Other comprehensive loss	—	—	—	(837)	—	(837)
Dividends declared ($0.075 per share)	—	—	—	—	(6,413)	(6,413)
Net income	—	—	—	—	30,618	30,618
Balance as of March 31, 2026	84,340	$8	$1,078,877	$1,621	$(1,689,828)	$(609,322)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2024	90,718	$9	$1,215,377	$(8,881)	$(1,757,424)	$(550,919)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,556	—	(1,904)	—	—	(1,904)
Repurchases of common stock	(1,822)	—	(50,036)	—	—	(50,036)
Share-based compensation	—	—	70,671	—	—	70,671
Other comprehensive income	—	—	—	1,319	—	1,319
Net loss	—	—	—	—	(10,328)	(10,328)
Balance as of March 31, 2025	90,452	$9	$1,234,108	$(7,562)	$(1,767,752)	$(541,197)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$30,618	$(10,328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,911	55,061
Share-based compensation	54,665	77,881
Amortization of deferred and prepaid sales commission costs	39,436	40,789
Amortization of debt discount and issuance costs	976	1,131
Loss on early extinguishment of debt	1,606	—
Reduction of operating lease right-of-use assets	6,419	6,985
Provision for bad debt	3,739	4,437
Other	4,235	(234)
Changes in assets and liabilities:
Accounts receivable	20,741	698
Deferred and prepaid sales commission costs	(27,574)	(25,236)
Prepaid expenses and other assets	(5,272)	(5,399)
Accounts payable	(425)	38,461
Accrued and other liabilities	(3,693)	(15,997)
Deferred revenue	(11,862)	(13,189)
Operating lease liabilities	(6,474)	(5,398)
Net cash provided by operating activities	164,046	149,662
Cash flows from investing activities
Purchases of property and equipment	(6,544)	(5,587)
Capitalized internal-use software	(16,855)	(13,899)
Cash paid for business combination, net of cash acquired	(7,929)	—
Net cash used in investing activities	(31,328)	(19,486)
Cash flows from financing activities
Payments for taxes related to net share settlement of equity awards	(10,760)	(1,904)
Payments for repurchases of common stock	(81,334)	(50,000)
Payment of dividends	(6,413)	—
Proceeds from issuance of long-term debt	600,000	—
Payments for the settlement of convertible notes	(609,065)	(161,326)
Repurchases of principal on senior notes	(26,250)	—
Repayments of principal on term loan	(11,567)	(5,000)
Payments for fees on long-term debt	(620)	(1,018)
Repayments of financing obligations	(633)	(633)
Payments for contingent consideration	(889)	—
Net cash used in financing activities	(147,531)	(219,881)
Effect of exchange rate changes	(1,173)	1,330
Net decrease in cash, cash equivalents, and restricted cash	(15,986)	(88,375)
Cash, cash equivalents, and restricted cash
Beginning of period	132,564	242,811
End of period	$116,578	$154,436
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$21,302	$22,931
Cash paid for income taxes, net of refunds	$1,753	$2,304
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$5,783	$5,061
Indemnity holdback consideration	$4,094	$—
Contingent consideration	$1,900	$—
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
RingCentral, Inc. (the “Company”) is a global leader in AI-powered customer engagement, delivering an integrated platform for business phone, SMS, contact center, workforce engagement management, video collaboration, and messaging. The Company was incorporated in California in 1999 and was reincorporated in Delaware on September 26, 2013.
Basis of Presentation and Consolidation
The Company’s unaudited condensed consolidated financial statements and accompanying notes reflect all adjustments (all of which are normal, recurring in nature and those discussed in these notes) that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2026. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026.
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three months ended March 31, 2026.
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
Related Party Transactions
In the ordinary course of business, the Company purchased health insurance services from UnitedHealthcare, a subsidiary of UnitedHealth Group, a provider of health insurance services to the Company. One of the Company’s directors serves as Senior Vice President and Chief Technology Officer of UnitedHealth Group. There were no material amounts payable to or receivable from UnitedHealthcare as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, the Company incurred total expenses of $5.5 million with UnitedHealthcare.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued Accounting Standards Update No. 2025-05: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), providing a practical expedient to calculating current expected credit losses for current accounts receivable and contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This update is effective for annual reporting periods beginning after December 15, 2025 and for interim periods within those annual periods, and is applied prospectively. The Company adopted ASU 2025-05 effective January 1, 2026 and applied the guidance prospectively. In connection with this adoption, the Company elected to apply the practical expedient permitted by the standard, which assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended March 31,
	2026	2025
Primary geographical markets
North America	87%	90%
Others	13	10
Total revenues	100%	100%
The Company derived over 90% of subscription revenues from RingEX and RingCentral contact center solutions for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, RingCentral contact center solutions represented over 10% of total revenues.
Deferred revenue
During the three months ended March 31, 2026, the Company recognized revenue of $156.7 million that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of March 31, 2026 that has not yet been recognized was approximately $2.7 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 55% of this balance over the next 12 months and 45% thereafter.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $12.2 million and $10.9 million for the three months ended March 31, 2026 and 2025, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash	$111,106	$127,140
Money market funds	5,472	5,424
Total cash and cash equivalents	$116,578	$132,564
As of March 31, 2026 and December 31, 2025, $8.4 million included in the cash balance above represents restricted cash held in the form of a bank deposit for the issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable	$283,420	$303,256
Unbilled accounts receivable	96,205	98,935
Allowance for doubtful accounts	(17,089)	(18,091)
Accounts receivable, net	$362,536	$384,100
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$48,849	$43,142
Inventory	1,001	929
Other current assets	36,695	37,119
Total prepaid expenses and other current assets	$86,545	$81,190
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer hardware and software	$279,775	$274,700
Internal-use software development costs	394,254	377,785
Furniture and fixtures	9,301	8,990
Leasehold improvements	10,976	10,041
Total property and equipment, gross	694,306	671,516
Less: accumulated depreciation and amortization	(505,245)	(484,946)
Property and equipment, net	$189,061	$186,570
Total depreciation and amortization expense related to property and equipment was $22.4 million and $21.7 million for the three months ended March 31, 2026 and 2025, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of activity of the Company’s carrying value of goodwill during the three months ended March 31, 2026 is presented in the following table (in thousands):

Balance as of December 31, 2025	$97,792
Acquisitions (Note 7)	5,710
Foreign currency translation adjustments	(518)
Balance as of March 31, 2026	$102,984
The carrying values of intangible assets are as follows (in thousands):

		March 31, 2026			December 31, 2025
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	3.2 years	$65,986	$37,105	$28,881	$60,660	$34,745	$25,915
Developed technology	0.9 years	789,102	706,481	82,621	784,130	674,635	109,495
Total acquired intangible assets		$855,088	$743,586	$111,502	$844,790	$709,380	$135,410
Amortization expense from acquired intangible assets for the three months ended March 31, 2026 and 2025 was $34.5 million and $33.4 million, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2026 (remaining)	$82,644
2027	12,327
2028	10,827
2029	3,974
2030 onwards	1,730
Total estimated amortization expense	$111,502
Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$58,190	$54,715
Accrued sales, use, and telecom related taxes	49,612	54,182
Accrued marketing and sales commissions	37,062	37,102
Operating lease liabilities, short-term	21,903	21,293
Other accrued expenses	135,316	130,341
Total accrued liabilities	$302,083	$297,633
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $39.4 million and $40.8 million for the three months ended March 31, 2026 and 2025, respectively. There was no impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
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
The financial instruments carried at fair value were determined using the following inputs (in thousands):

	Fair Value at March 31, 2026	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,472	$5,472	$—	$—
Accrued liabilities:
Interest rate swap derivatives	$387	$—	$387	$—
Contingent consideration	222	—	—	222
Other long-term liabilities:
Interest rate swap derivatives	$698	$—	$698	$—
Contingent consideration	2,789	—	—	2,789

	Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,424	$5,424	$—	$—
Accrued liabilities:
Interest rate swap derivatives	$1,285	$—	$1,285	$—
Contingent consideration	911	—	—	911
Other long-term liabilities:
Interest rate swap derivatives	$2,133	$—	$2,133	$—
Contingent consideration	1,136	—	—	1,136
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, accrued liabilities and other liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of March 31, 2026, the carrying amount of the term loan (the “Term Loan”) was $890.7 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of March 31, 2026, the fair value of the 8.50% senior notes due 2030 (the “2030 Senior Notes”) was approximately $340.1 million. The fair value for the 2030 Senior Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Derivative Instruments
The Company’s interest rate swap derivative, which is considered as Level 2 in the fair value hierarchy, is valued using a discounted cash flow model that utilizes observable inputs including forward interest rate data at the measurement date.
Fair Value of Contingent Consideration
The contingent consideration as presented in the fair value table above is related to the Company’s acquisitions in the third quarter of 2025 and first quarter of 2026, and represents the future potential earn-out payments based on the achievement of specified performance targets. The fair value of the contingent consideration liability was determined using significant unobservable inputs including the discount rate and projected revenues. This liability is also classified as Level 3 within the fair value hierarchy.
Note 5. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	March 31, 2026	December 31, 2025
2030 Senior Notes	Aug 15, 2030	$325,000	$350,000
Term Loan under Credit Agreement (1)	Sep 11, 2030	890,683	302,250
Revolving Credit Facility under Credit Agreement (2)	Sep 11, 2030	—	—
2026 Convertible Notes (3)	Mar 15, 2026	—	609,065
Total principal amount		1,215,683	1,261,315
Less: unamortized debt discount and issuance costs on long-term debt		(10,036)	(7,519)
Less: current portion of long-term debt, net (4)		(46,269)	(624,216)
Net carrying amount of long-term debt		$1,159,378	$629,580

(1)The Company has $50.0 million available for drawdown under the Term Loan as of March 31, 2026.
(2)The Company has $305.0 million available for borrowing under the Revolving Credit Facility as of March 31, 2026.
(3)The Company settled the remaining $609.1 million principal of the 2026 Convertible Notes in cash on the original maturity date in March 2026.
(4)As of March 31, 2026, the current portion of long-term debt, net, consists of the $46.3 million in expected principal payments due on the Term Loan. The Term Loan requires quarterly principal payments of approximately 1.27% of the refinanced $910.0 million principal amount drawn, with balance due at maturity.
The following table sets forth the future minimum principal payments for long-term debt as of March 31, 2026 (in thousands):

	Term Loan	2030 Senior Notes	Total
2026 remaining	$34,703	$—	$34,703
2027	46,269	—	46,269
2028	46,269	—	46,269
2029	46,269	—	46,269
2030 onwards	717,173	325,000	1,042,173
Total principal amount	$890,683	$325,000	$1,215,683

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In June 2025, the Company repurchased $50.0 million of principal on its 2030 Senior Notes for an aggregate repurchase price of $53.9 million. This repurchase resulted in the recognition of a $4.7 million loss on debt extinguishment. In March 2026, the Company repurchased $25.0 million of principal on its 2030 Senior Notes for an aggregate repurchase price of $26.3 million. This repurchase resulted in the recognition of a $1.6 million loss on debt extinguishment. These losses, primarily due to call premiums, are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.
As of March 31, 2026, the carrying value of the outstanding 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $320.4 million, and the Company was in compliance with all covenants under the Senior Notes Indenture. The effective interest rate on the 2030 Senior Notes was 8.9% as of March 31, 2026.
In April 2026, the Company repurchased additional $75.0 million of principal on its 2030 Senior Notes, using our cash on hand. Following this repurchase, $250.0 million of aggregate principal of the 2030 Senior Notes remains outstanding.
Credit Agreement
The Company maintains a credit agreement with certain lenders, as amended through September 2025 (the "Credit Agreement"), providing for delayed draw term loan commitments and a revolving credit facility (the "Revolving Credit Facility").
On March 12, 2026, the Company borrowed $600.0 million under the Term Loan and used the proceeds, together with $9.1 million of cash on hand, to repay in full the $609.1 million outstanding principal amount of the 2026 Convertible Notes. As a result, as of March 31, 2026, the total outstanding Term Loan balance was $890.7 million. As of March 31, 2026, $50.0 million of the Term Loan remains available for draw until September 30, 2026. Additionally, the $305.0 million Revolving Credit Facility commitments remain available for draw until September 11, 2030, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable. The Company will continue to pay a quarterly ticking fee of 0.30% per annum on the daily unused amount of the Term Loan and up to 0.35% per annum on the daily unused amount of the Revolving Credit Facility commitments until the earlier of the funding or the end of the availability period. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants in the Senior Notes Indenture.
The credit facilities are guaranteed by certain material domestic subsidiaries of the Company, and secured by substantially all of the personal property of the Company and such subsidiary guarantors.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at either: (a) the fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.5% per annum, (iii) an adjusted term Secured Overnight Financing Rate (“SOFR”) determined on the basis of a one-month interest period plus 1.0% and (iv) 1.0%, in each case, plus a margin of between 0.375% and 1.375%; and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 1.375% and 2.375%. The applicable margin in each case is determined based on the Company’s total net leverage ratio and varies between tranches of Term Loans. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.
As of March 31, 2026, the carrying value of the Term Loan, net of unamortized debt discount and issuance costs, was $885.2 million. In connection with the Credit Agreement, the Company incurred $18.0 million of total debt issuance costs, since inception, of which $12.1 million was capitalized in the Condensed Consolidated Balance Sheets and amortized primarily using the effective interest rate over the term of the Credit Agreement, while the remaining amount was expensed in the period incurred. As of March 31, 2026, the effective interest rate on the Term Loan was 5.7%. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Agreement.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$13,124	$14,338
Amortization of debt discount and issuance costs	976	1,131
Total interest expense related to long-term debt	$14,100	$15,469
Convertible Notes
In March 2026, the Company repaid the remaining $609.1 million of principal of the 2026 Convertible Notes using $600.0 million drawn under the Term Loan, and $9.1 million of cash on hand. Following this repayment, no convertible notes remain outstanding.
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
As of March 31, 2026, the interest rate swap agreement had a notional amount of $345.0 million, of which $295.0 million remained designated as a cash flow hedge of the Company’s floating-rate debt. During the quarter ended June 30, 2025, $50 million of the swap was dedesignated from hedge accounting following the early repayment of $50.0 million of the Term Loan under the Credit Agreement.
During the three months ended March 31, 2026, the Company reclassified $0.3 million from accumulated other comprehensive income to earnings as an offset and reduction to interest expense. As of March 31, 2026, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $0.3 million.
Note 7. Business Combinations
On February 6, 2026, we acquired a messaging platform company adding to our global messaging and communications capabilities.
Total consideration of $15.2 million comprised of $8.0 million cash paid at closing, net of $1.3 million cash acquired, a $4.0 million indemnity holdback payable in August 2026, and $1.9 million representing the acquisition-date fair value of contingent consideration. The maximum amount payable under contingent consideration is $6.0 million. The transaction was accounted for as a business combination. The preliminary purchase price allocation, based on estimated fair values, included $11.0 million of identified intangible assets, comprising customer relationships and developed technology, $5.8 million of goodwill, and $1.6 million of net liabilities assumed. The acquired intangible assets have a weighted-average useful life of four years.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of March 31, 2026, non-cancelable leases expire on various dates between 2026 and 2029.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We recognized incremental right of use assets and liabilities of $15.8 million, based on the estimated fair market rent for our corporate headquarters located at 20 Davis Drive, Belmont, California, comprising approximately 84,148 rentable square feet, extending the lease till July 31, 2031.
As of March 31, 2026 and December 31, 2025, the balance sheet components of leases were as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$43,815	$30,855

Accrued liabilities	21,903	21,293
Operating lease liabilities	26,602	14,372
Total operating lease liabilities	$48,505	$35,665
As of March 31, 2026, maturities of operating lease liabilities were as follows (in thousands):

2026 (remaining)	$19,216
2027	14,748
2028	8,407
2029	4,502
2030	3,671
2031 onwards	2,141
Total future minimum lease payments	52,685
Less: Imputed interest	(4,180)
Present value of lease liabilities	$48,505
The supplemental cash flow information related to operating leases for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$6,976	$6,170

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$19,684	$61
Other information related to operating leases were as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining operating lease term (years)	3.1	2.0
Weighted-average operating lease discount rate	5.9%	6.3%

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
The following table summarizes the share repurchase activity of the Company’s Class A Common Stock for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	2,572	$82,104	1,822	$49,964
Amounts for excise tax withholdings and broker’s commissions (1)	—	260	—	72
Total repurchases of common stock	2,572	$82,364	1,822	$50,036

(1) The amounts are included in additional paid-in capital as part of the repurchased stock’s cost basis.
During the three months ended March 31, 2026, the Company’s Board of Directors increased the remaining share repurchase authorization to $500.0 million, subject to certain limitations and inclusive of repurchases since December 31, 2025. The share repurchase authorization does not expire.
As of March 31, 2026, approximately $417.9 million remained authorized and available under the Company’s share repurchase programs for future share repurchases.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the number of shares of the Company’s Class A Common Stock repurchased and settled under share repurchase programs (in thousands):

	Three Months Ended March 31,
	2026	2025
Repurchases under share repurchase programs	2,572	1,822
Repurchases unsettled during period	(27)	—
Prior-period share repurchases settled during period	—	—
Total repurchases of common stock settled	2,545	1,822
Dividends
On February 19, 2026, the Company announced the initiation of its first quarterly cash dividend program. The following table summarizes our dividends activities for the periods presented (in thousands, except per share data):

Record Date	Payment Date	Dividend Per Share	Total Amount
3/9/2026	3/16/2026	$0.0750	$6,413
In May 2026, the Company declared a cash dividend of $0.075 per share to be paid on June 11, 2026, to stockholders of record as of the close of business on June 2, 2026, on each of the Company’s Class A common stock, Class B common stock, and Series A Convertible Preferred Stock (on an as-converted basis).
The declaration, payment, and amount of any future dividends will be at the discretion of our Board of Directors and will depend on, among other factors, our results of operations, financial condition, liquidity, capital requirements, and other factors deemed relevant by our Board.
Note 11. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$3,129	$6,160
Research and development	14,191	17,572
Sales and marketing	23,568	35,184
General and administrative	13,777	18,965
Total share-based compensation expense	$54,665	$77,881
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Employee stock purchase plan rights (“ESPP”)	$1,695	$1,404
Performance stock units (“PSUs”)	5,452	10,106
Restricted stock units (“RSUs”)	47,518	66,371
Total share-based compensation expense	$54,665	$77,881
Equity Incentive Plans
As of March 31, 2026, a total of 17,703,282 shares remained available for grant under the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of March 31, 2026, there was a total of $1.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.1 years. As of March 31, 2026, a total of 7,706,776 shares were available for issuance under the ESPP.
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of March 31, 2026, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	6,275	$34.30	$181,227
Granted	901	32.64
Released	(1,967)	31.59
Canceled/Forfeited	(115)	33.16
Outstanding as of March 31, 2026	5,094	$35.07	$189,432
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over two or three years.
As of March 31, 2026, there was a total of $129.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.3 years.
Performance Stock Units
The 2013 Plan provides for the issuance of PSUs. The PSUs granted under the 2013 Plan are contingent upon the achievement of predetermined market, performance, and service conditions which are independently measured. The Company uses a Monte Carlo simulation model to determine the fair value of its market condition PSUs. The grant date fair value of performance-based PSUs are valued based on the Company’s stock price at the grant date. PSU expense is recognized using the graded vesting method over the requisite service period. For performance-based metrics, the compensation expense is based on a probability of achievement of the performance conditions. For market-based conditions, if the market conditions are not met but the service conditions are met, the PSUs will not vest; however, any stock-based compensation expense recognized will not be reversed.
For the majority of the PSUs granted, the number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the achievement of the different performance and market conditions over the respective measurement period. The PSUs generally vest over a two to three-year period.
As of March 31, 2026, there was a total of $17.3 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 1.1 years.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions. During the three months ended March 31, 2026, the Company issued 338,617 shares of Class A Common Stock under the employee equity bonus plans. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of March 31, 2026 was approximately $2.6 million, which will be recognized over the remaining service period of 0.1 years.
Note 12. Income Taxes
The provision for income taxes was $3.5 million and $6.0 million for the three months ended March 31, 2026 and 2025, respectively.
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
The Company has recorded current U.S. income tax expense of $3.0 million for the three months ended March 31, 2026.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. We maintain a full valuation allowance against the entire domestic net deferred tax assets, including net operating loss carryforwards and certain domestic credits as of March 31, 2026 and December 31, 2025. We regularly evaluate the need for a valuation allowance. Due to recent profitability, a reversal of our valuation allowance in certain jurisdictions in the foreseeable future is reasonably possible.
During the three months ended March 31, 2026, there were no material changes to the total amount of unrecognized tax benefits.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, performance stock units, ESPP, convertible notes, and convertible preferred stock, to the extent dilutive. For the three months ended March 31, 2025, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income (loss)	$30,618	$(10,328)
Denominator
Weighted-average common shares outstanding for basic net income (loss) per share	84,662	91,015
Effect of dilutive securities:
Shares of common stock issuable under equity incentive awards outstanding	1,586	—
Shares of common stock related to convertible preferred stock	743	—
Weighted-average common shares outstanding for diluted net income (loss) per share	86,991	91,015
Basic net income (loss) per share	$0.36	$(0.11)
Diluted net income (loss) per share	$0.35	$(0.11)
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2026	2025
Shares of common stock issuable under equity incentive plans outstanding	4,915	8,085
Shares of common stock related to convertible preferred stock	—	743
Potential common shares excluded from diluted net loss per share	4,915	8,828

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14. Restructuring Activities
During the three months ended March 31, 2026, the Company incurred restructuring costs of $2.8 million as part of the broader efforts to optimize the Company’s cost structure. The restructuring costs primarily consisted of severance payments, employee benefits, exit charges associated with the closure of facilities and related costs. The Company expects to substantially complete these actions in 2026, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$528	$1,535
Research and development	557	1,694
Sales and marketing	642	2,988
General and administrative	1,116	873
Total restructuring costs	$2,843	$7,090
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2025	$2,834
Restructuring costs	2,843
Cash payments	(4,066)
Non-cash and other adjustments	(752)
Balance as of March 31, 2026	$859

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
The following table presents selected financial information for the Company’s single operating segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$644,199	$612,056
Less:
Share-based compensation expense	54,665	77,881
Depreciation and amortization	56,911	55,061
Other segment items (1)	482,595	468,774
Income (loss) from operations	50,028	10,340
Operating margin as % of revenue	7.8%	1.7%

Other income (expense), net
Interest expense	(14,805)	(16,115)
Other income (expense) (2)	(1,114)	1,402
Other income (expense), net	(15,919)	(14,713)
Income (loss) before income taxes	34,109	(4,373)
Provision for income taxes	3,491	5,955
Net income (loss)	$30,618	$(10,328)

(1)Other segment items mainly consist of personnel costs, third-party commissions, and advertising and marketing costs.
(2)Includes interest income of $0.6 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.
Refer to Note 2 - Revenue in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about revenue by geographic location.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. As of March 31, 2026 and December 31, 2025, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable. For the three months ended March 31, 2026 and 2025, none of the Company’s customers accounted for more than 10% of the Company’s total revenues or subscriptions revenues.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of March 31, 2026 and December 31, 2025, approximately 85% and 87% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of March 31, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As discussed in the section entitled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ significantly from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” included under Part II, Item 1A below.
Overview
Over the past 26 years, RingCentral, Inc., a global leader in AI-powered customer engagement, has transformed business communications, leading the shift from on-premises legacy communications to the cloud. Today, the company has an AI-powered, multi-product portfolio including Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), RingCentral AI solutions, Video and Events. RingCentral’s core tenets include: a) Trust: We provide a carrier-grade, cloud based communications platform that businesses can trust with reliability, security, and privacy; b) Innovation: We plan to invest over $250 million in research and development in 2026 to execute through focused and strategic innovation, setting the bar in the industry for many market firsts; c) Partnerships: We have a diverse set of strategic partners, global service providers, channel partners, and third-party developers. RingCentral is designed for intelligent, connected, and effortless businesses communications, making employee and customer experiences more productive and efficient.
Our cloud-based offerings, including RingEX, RingCentral Contact Center and RingCX are primarily subscription based and made available at different rates varying by the specific functionalities, services, and number of users. Our AI-led products are also being offered on a usage-based pricing model. During the three months ended March 31, 2026, we announced RingCentral AIR Pro™ (AI Representative), a voice-first, omnichannel AI agent platform. As part of the launch, AIR Pro™ includes a no-code environment, called AIR Pro Studio, enabling anyone to design, build, and deploy voice and digital AI agents in minutes using natural language.
Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the three months ended March 31, 2026, and 2025, subscriptions revenues accounted for over 90% of our total revenues. Other revenues are comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
As of March 31, 2026, we had customers from a range of industries, including healthcare, financial and professional services, retail, state and local government, education, legal services, real estate, technology, insurance, construction and hospitality, among others. For the three months ended March 31, 2026, and 2025, the vast majority of our total revenues were generated in the U.S. and Canada.
The growth of our business and our future success depend on many factors, including our ability to add new customers, retain and expand within our existing customer base, continue to innovate and successfully monetize our AI-led product portfolio, increase sales and revenues from our existing and new products, and execute efficiently on our go-to-market strategy.
We have been actively implementing various measures to enhance operational efficiencies, expand margins and free cash flows while optimizing our working capital requirements. These measures include disciplined hiring, expanded use of offshore service providers, vendor consolidation, optimization of our go-to-market motions, and increased internal deployment of AI tools to drive productivity. A key component of our margin expansion strategy is the reduction of stock-based compensation (SBC) as a percentage of revenue. SBC decreased from approximately 13.1% of total revenue in prior year to approximately 8.9% of total revenue during the three months ended March 31, 2026.

Macroeconomic Conditions and Other Factors
Our business is subject to risks and exposures caused by the macroeconomic environment. Macroeconomic factors include persistent inflation, elevated interest rates, change in government administrations, supply chain disruptions, the imposition of tariffs and other non-tariff trade barriers, decreased economic output, geopolitical conflict and fluctuations in currency exchange rates, all of which can cause uncertainty. The overall macroeconomic environment may affect buying behavior from our customers, potentially reducing demand for our products and adversely impacting our results. We have in the past and may in the future experience lower upsell and increased downsell within our existing base as customers may slow hiring and rationalize their employee counts or lower average revenue per user. We continuously monitor the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations, and overall financial position remains uncertain.
Key Business Metrics
In addition to United States generally accepted accounting principles (“U.S. GAAP”) and financial measures such as total revenues, gross margin, and cash flows from operations, we review a number of key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. We discuss revenues and gross margin under “Results of Operations”, and cash flow from operations and free cash flow under “Liquidity and Capital Resources.” Other key business metrics are discussed below.
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2026 was $225.6 million. As such, our ARR at March 31, 2026 was $2.71 billion compared to $2.53 billion at March 31, 2025.
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
Our key business metrics for the five quarterly periods ended March 31, 2026 were as follows (dollars in billions, except percentages):

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.71	$2.67	$2.63	$2.59	$2.53

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues
Subscriptions	$623,166	$590,112
Other	21,033	21,944
Total revenues	644,199	612,056
Cost of revenues
Subscriptions	154,408	153,095
Other	25,022	27,355
Total cost of revenues	179,430	180,450
Gross profit	464,769	431,606
Operating expenses
Research and development	81,713	81,983
Sales and marketing	272,843	274,898
General and administrative	60,185	64,385
Total operating expenses	414,741	421,266
Income from operations	50,028	10,340
Other income (expense), net
Interest expense	(14,805)	(16,115)
Other (expense) income	(1,114)	1,402
Other expense, net	(15,919)	(14,713)
Income (loss) before income taxes	34,109	(4,373)
Provision for income taxes	3,491	5,955
Net income (loss)	$30,618	$(10,328)

Percentage of Total Revenues*

	Three Months Ended March 31,
	2026	2025
Revenues
Subscriptions	97%	96%
Other	3	4
Total revenues	100	100
Cost of revenues
Subscriptions	24	25
Other	4	4
Total cost of revenues	28	29
Gross profit	72	71
Operating expenses
Research and development	13	13
Sales and marketing	42	45
General and administrative	9	11
Total operating expenses	64	69
Income from operations	8	2
Other income (expense), net
Interest expense	(2)	(3)
Other (expense) income	—	—
Other expense, net	(2)	(2)
Income (loss) before income taxes	5	(1)
Provision for income taxes	1	1
Net income (loss)	5%	(2)%
* Percentages may not add up due to rounding.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Revenues
Subscriptions	$623,166	$590,112	$33,054	6%
Other	21,033	21,944	(911)	(4)
Total revenues	$644,199	$612,056	$32,143	5%
Percentage of revenues
Subscriptions	97%	96%
Other	3	4
Total	100%	100%
Subscriptions revenues. Subscriptions revenues increased by $33.1 million, or 6%, for the three months ended March 31, 2026, as compared to the respective prior year period. Subscriptions revenues increased primarily due to acquisition of new customers and upsell of our products, including new AI-led products.

Other revenues. Other revenues decreased by $0.9 million, or (4)%, for the three months ended March 31, 2026, as compared to the respective prior year period. The decrease in other revenues is primarily driven by lower professional services due to the timing of performance and lower pricing for professional services.
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
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Cost of revenues
Subscriptions	$154,408	$153,095	$1,313	1%
Other	25,022	27,355	(2,333)	(9)
Total cost of revenues	$179,430	$180,450	$(1,020)	(1)%
Gross margins
Subscriptions	75%	74%
Other	(19)%	(25)%
Total gross margin %	72%	71%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $1.3 million, or 1%, for the three months ended March 31, 2026, as compared to the respective prior year period. The increase was primarily driven by a $5.1 million increase in infrastructure support costs, partially offset by a $2.0 million reduction in share-based compensation expense due to lower new grant activity, and $2.0 million decrease in third-party costs to support our solution offering.
Our subscription gross margin remained relatively consistent for the three months ended March 31, 2026, as compared to the respective prior year period.
Other cost of revenues and gross margin. Cost of other revenues decreased by $2.3 million, or (9)%, for the three months ended March 31, 2026 as compared to the respective prior year period, primarily due to reduction in personnel costs. Other revenues gross margin improved primarily due to a reduction in personnel costs.
Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Research and development	$81,713	$81,983	$(270)	—%
Percentage of total revenues	13%	13%
Research and development expenses remained relatively flat for the three months ended March 31, 2026, as compared to the respective prior year period. The decrease was primarily driven by reduction in share-based compensation expense due to lower new grant activity of $3.4 million, partially offset by a $2.1 million increase in headcount-related costs.
We believe that investment in our products, including new AI-led products, is important for our future growth, and our research and development expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.

Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales and marketing	$272,843	$274,898	$(2,055)	(1)%
Percentage of total revenues	42%	45%
Sales and marketing expenses decreased by $2.1 million, or (1)%, for the three months ended March 31, 2026, as compared to the respective prior year period, primarily driven by an $11.6 million reduction in share-based compensation due to lower new grant activity, partially offset by an $9.7 million increase from third-party commissions.
We expect to incur incremental sales and marketing expenses to support our growth while driving operational efficiencies.
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
General and administrative	$60,185	$64,385	$(4,200)	(7)%
Percentage of total revenues	9%	11%
General and administrative expenses decreased by $4.2 million, or (7)%, for the three months ended March 31, 2026, as compared to the respective prior year period. This decrease was primarily driven by a $5.2 million reduction in share-based compensation resulting from lower new grant activity, partially offset by a $2.1 million increase in professional fees.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we continue to realign our hiring strategies and rationalize our discretionary spending.
Other Expense, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Interest expense	$(14,805)	$(16,115)	$1,310	(8)%
Other (expense) income	(1,114)	1,402	(2,516)	nm
Other expense, net	$(15,919)	$(14,713)	$(1,206)	8
*nm – not meaningful
Interest expense. Interest expense decreased by $1.3 million, or (8)%, for the three months ended March 31, 2026, as compared to the respective prior year period, primarily driven by reduction in our outstanding 2030 Senior Notes due to the repurchase of $50.0 million and $25.0 million of principal in June 2025 and March 2026, respectively.
Other (expense) income. Other (expense) income decreased by $2.5 million for the three months ended March 31, 2026, as compared to the respective prior year, primarily due to a $1.6 million loss on debt extinguishment recognized in connection with the repurchase of $25.0 million of principal on our 2030 Senior Notes for an aggregate repurchase price of $26.3 million.
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
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. As of March 31, 2026, and December 31, 2025, we had cash and cash equivalents of $116.6 million and $132.6 million, respectively. These amounts include restricted cash of $8.4 million and $8.4 million, respectively, held as a bank deposit for issuance of a foreign bank guarantee. As of March 31, 2026, we have access to additional liquidity of $50.0 million available under our delayed draw-down Term Loan and $305.0 million available under our Revolving Credit Facility.
For the three months ended March 31, 2026, net cash provided by operating activities was $164.0 million. During the three months ended March 31, 2026, we generated $140.6 million of free cash flow, a non-GAAP financial measure defined as net cash provided by operating activities less capital expenditures (see below for a reconciliation to GAAP). Our capital allocation strategy includes reducing debt, returning capital to shareholders through share repurchases and dividend. For the three months ended March 31, 2026, we repurchased 2.6 million common shares for $81.3 million, repaid $45.6 million of long-term debt, used $7.9 million of cash for business combinations and used $6.4 million to pay first-ever quarterly cash dividend of $0.075 per share of our outstanding capital stock.
During the three months ended March 31, 2026, we reduced our outstanding debt by $45.6 million by repaying in full the remaining $609.1 million outstanding principal of our 2026 Convertible Notes using $600.0 million of proceeds from borrowings under our Term Loan, and cash on hand equal to $9.1 million. Further, we made payments aggregating to $11.6 million as part of our regular scheduled quarterly principal repayment obligations under the Credit Agreement. As a result, as of March 31, 2026, the total outstanding Term Loan balance was $890.7 million and the Revolving Credit Facility balance was zero. We also repurchased $25.0 million of principal of 2030 Senior Notes. As a result, as of March 31, 2026, the total outstanding principal of the 2030 Senior Notes was $325.0 million. Subsequent to March 31, 2026, we repurchased an additional $75.0 million of principal on our 2030 Senior Notes, using our cash on hand. Refer to Note 5, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement, and the 2030 Senior Notes.
Under our share repurchase programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. During the three months ended March 31, 2026, we repurchased and settled approximately 2.6 million shares of our Class A Common Stock, by paying an aggregate amount of approximately $81.3 million under the plans previously authorized by our board of directors. The authorization under these programs do not expire. As of March 31, 2026, approximately $417.9 million remained authorized and available under our share repurchase programs for future share repurchases. Refer to Note 10, Stockholders’ Deficit in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The following table sets forth the current outstanding debt principal and the future contractual payments as of March 31, 2026 (in thousands):

	Term Loan	2030 Senior Notes	Total
2026 remaining	$34,703	$—	$34,703
2027	46,269	—	46,269
2028	46,269	—	46,269
2029	46,269	—	46,269
2030 onwards	717,173	325,000	1,042,173
Total principal amount	$890,683	$325,000	$1,215,683

In February 2026, our Board of Directors initiated our first-ever quarterly cash dividend of $0.075 per share of our outstanding capital stock, which was paid on March 16, 2026 to stockholders of record as of the close of business on March 9, 2026. In May 2026, the Company declared a cash dividend of $0.075 per share of our outstanding capital stock to be paid on June 11, 2026, to stockholders of record as of the close of business on June 2, 2026.
We believe that cash flows from our operations, existing liquidity sources including capital resources and ability to raise cash through additional financing will satisfy our future cash requirements and obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, acquisitions and expansions, operating expenses, and capital equipment required to support our headcount and in support of our co-location data center facilities, and our interest payments for both our Term Loan and 2030 Senior Notes. Our capital expenditures in future periods are expected to grow in line with our business. We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt. We may from time to time seek to refinance certain of our outstanding debt through issuances of new notes or convertible debt, term loans, exchange transactions or debt repurchases. Such issuances, exchanges or repurchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. We may also from time to time seek to early repay or repurchase our debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such early repayments or repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Refer to risk factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for discussion of risks relating to our liquidity and capital resources.
Cash Flows
The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$164,046	$149,662
Net cash used in investing activities	(31,328)	(19,486)
Net cash used in financing activities	(147,531)	(219,881)
Effect of exchange rate changes	(1,173)	1,330
Net decrease in cash and cash equivalents	$(15,986)	$(88,375)
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
Net cash provided by operating activities was $164.0 million for the three months ended March 31, 2026. The cash flow from operating activities was driven by timing of cash receipts from customers and global service providers, offset by cash payments for personnel-related costs and payments to vendors along with interest payments on our debt obligations.
Net cash provided by operating activities for the three months ended March 31, 2026 increased by $14.4 million, as compared to the respective prior year period, driven by a $39.7 million improvement in income from operations reflecting higher subscription revenues and lower operating expenses, partially offset by unfavorable working capital movements from the timing of payments and collections.

Net Cash Used In Investing Activities
Our primary investing activities consist of our capital expenditures and expenditures for internal-use software, business acquisitions, and cash paid for intellectual property assets.
Net cash used in investing activities was $31.3 million for the three months ended March 31, 2026, driven by $23.4 million in capital expenditures, including personnel-related costs associated with the development of internal-use software, and $7.9 million in cash paid for business combination.
Net cash used in investing activities for the three months ended March 31, 2026 increased by $11.8 million, as compared to the respective prior year period. The change was attributed to $7.9 million of cash used for business combinations, and a $3.9 million increase in capital expenditures.
Net Cash Used In Financing Activities
Our primary financing activities include utilizing cash to repurchase Class A Common Stock under our share repurchase programs, paying dividends, servicing and repaying debt, paying contingent consideration, proceeds from issuance under our stock plans, paying taxes related to these plans, and meeting our existing financing commitments.
Net cash used in financing activities was $147.5 million for the three months ended March 31, 2026. This was primarily driven by the cash settlement of $609.1 million upon the maturity of our 2026 Convertible Notes, partially offset by $600.0 million of Term Loans drawn under our Credit Agreement. Additional outflows included $81.3 million used to repurchase approximately 2.6 million shares of our Class A Common Stock, $26.3 million to repurchase $25.0 million of principal on our 2030 Senior Notes, $11.6 million of principal repayments in respect of our Term Loan, $10.8 million for taxes related to net share settlement of equity awards, and $6.4 million paid for dividends.
Net cash used in financing activities decreased by $72.4 million year-over-year. The decrease was primarily driven by lower net debt paydown of $120.7 million compared to the prior year ($45.6 million net principal paydown during the three months ended March 31, 2026 versus $166.3 million paydown in the comparable prior year period), partially offset by $31.3 million higher common stock repurchases, $8.9 million higher payments for taxes on net share settlement of equity awards, and our inaugural $6.4 million quarterly cash dividend.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable U.S. GAAP measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$164,046	$149,662
Capitalized expenditures	(23,399)	(19,486)
Non-GAAP free cash flow	$140,647	$130,176

Remaining Performance Obligations
We have generally signed new customer contracts with typical subscription terms ranging from one month to five years. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute our remaining performance obligations. Until we meet our performance obligations, we do not recognize them as revenues in our condensed consolidated financial statements. Our remaining performance obligations exclude contracts with an original expected length of less than one year. Contract revenue as of March 31, 2026 that has not yet been recognized was approximately $2.7 billion.
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
Contractual Obligations and Commitments
Except as set forth below, and in Notes 3, 5, 8 and 9 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2026 and 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three months ended March 31, 2026, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of March 31, 2026, we had cash and cash equivalents of $116.6 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three months ended March 31, 2026, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of March 31, 2026, we had no amounts outstanding under our Revolving Credit Facility and $890.7 million principal outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement bears interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028. From time to time, we may elect to dedesignate certain cash flow hedging relationships as a result of changes in the repricing terms or partial repayments of our outstanding long-term debt. As of March 31, 2026, our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of March 31, 2026, we had $325.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of our 2030 Senior Notes are exposed to interest rate risk. Generally, the fair value of the 2030 Senior Notes will increase as interest rates fall and decrease as interest rates rise.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Servicing our debt, including the 2030 Senior Notes and Credit Agreement, may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise the funds necessary to settle repurchases of the 2030 Senior Notes as required following a fundamental change or change of control, as applicable, or to repay all of our indebtedness at maturity.
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
•our ability to introduce and effectively market and sell new solutions, including AI-based products, solutions that we develop or license, and solutions we purchase for resale from third parties;
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice, video communications, messaging and contact center solutions by businesses, as compared to email and other data-based methods. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. Currently, we derive a majority of our revenues from subscriptions to RingEX, and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality, such as RingCX, AI Receptionist, AI Virtual Assistant, AI Conversation Expert, RingWEM, and RingCentral Events that enhance or are in addition to the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. For example, we and our peers and competitors continue to invest significantly in AI (including machine learning, large language models, and agentic AI). There are significant risks involved in deploying AI, including agentic AI, and there can be no assurance that using AI in our platforms and products will enhance or be beneficial to our business. We have and will continue to develop and incorporate AI solutions and features into our platforms and products, and these solutions and features may become increasingly more important to our operations, future growth or competitiveness over time. We may rely on AI solutions and features to help drive future growth and efficiency in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI in a timely or cost-effective manner. We cannot guarantee that our investments or assumptions will be accurate around AI or any other customer demand. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to compete effectively, renew our subscriptions with existing customers, increase our subscriptions revenues from our existing customers, and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
The introduction of new services by competitors, including those that incorporate AI, agentic AI, and machine learning, or the development of entirely new technologies to replace existing offerings could make our solutions outdated, obsolete or adversely affect our business and results of operations. This is particularly acute as AI and agentic AI continue to transform our industry and we face the increasing risk that certain of our products and services may become redundant, obsolete, or less relevant, particularly to the extent that customers are more easily able to develop their own solutions with AI and agentic AI technologies. Announcements of future releases and new services and technologies by our competitors or us could cause customers to defer purchases of our existing subscriptions, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design, or marketing that could delay or prevent our development, introduction, or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects or bugs. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance, or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services and applications will require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. The rapid evolution of AI, including agentic AI, may also require us to allocate additional resources to help implement AI to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of models or other systems, which may be costly. We are also increasingly developing and deploying agentic AI solutions and features designed to perform tasks and make decisions with limited human intervention. The deployment of agentic AI introduces risks that are distinct from generative AI or other AI tools, including the potential for AI agents to operate unpredictably, exceed their prescribed authorizations, or fail to align with internal policies or legal obligations. Errors or unintended actions taken by these AI agents could have a material adverse impact on the company, its regulatory compliance, and financial condition. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new or enhanced services and applications on a timely and cost-effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition, and results of operations may be materially and adversely affected.
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
Our future success depends, in part, on our continued ability to establish and maintain a network of channel relationships and strategic partnerships, including GSPs. A substantial portion of our revenues is derived from our network of sales agents, brokers, and resellers, which we refer to collectively as channel partners. Governmental regulations and contractual restrictions with telecom carriers may also restrict the ability of our channel partners to resell our products and services in some countries. We generally do not have long-term contracts with these channel partners, and the loss of or reduction in sales through these third parties could materially reduce our revenues. Our competitors may in some cases be effective in causing our current or potential channel partners to favor their services or prevent or reduce sales of our subscriptions.
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
In addition, we are in the process of adjusting our channel partner go-to-market strategy, to better enable a resale/wholesale model, which requires significant changes to our systems and processes. These system and process changes could result in a longer time to implement our strategy which could have an impact on our revenue.

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
Although we have entered into long-term subscription contracts with larger customers, those customers with month-to-month contracts with us may terminate their subscriptions at any time without penalty or early termination charges and customers under contract may not renew. We cannot accurately predict the rate of customer terminations or average monthly subscription cancellations or failures to renew, which we refer to as turnover. Our customers with non-month-to-month subscription agreements have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically between one and three years, and a substantial portion of our large contracts are up for renewal every year. In the event that these customers do renew their subscriptions, they may choose to renew for fewer users, shorter contract lengths, or for a less expensive subscription plan or edition. We cannot predict the renewal rates or types for customers that have entered into subscription contracts with us.
Customer turnover, as well as reductions in the number of users or pricing tier(s) for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to renew and upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our services, including third-party services and products that we integrate or sell as separate items to our customers, the value proposition of our services, the pricing of our services relative to similar services of our competitors, the customer support we provide, or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints. In addition, the impact of global economic conditions, including concerns about heightened inflation, fluctuating interest rates, increased energy and commodity price volatility, the imposition of tariffs and other non-tariff trade barriers, and any economic downturn, could cause financial hardship for our customers, decrease technology spending, materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, cause our customers to seek a decrease in the number of users or solutions for which they subscribe, or impact our ability to collect, in a timely manner, monies due from the customer. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing in their own businesses, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, or do not pay their subscription fees, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to compensate for this higher turnover by increasing the number of new customers or upselling existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
The success of our activities is affected by general economic and political conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability, changes in laws, foreign currency exchange rates, and trade barriers and sanctions. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. A significant portion of our revenues comes from small and medium-sized businesses, which have been, and may continue to be, adversely affected by the macroeconomic conditions and uncertainties to a greater extent than larger enterprises with greater financial resources. Unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years and/or may have elasticity clauses, our profitability could be negatively affected. For example, the current U.S. administration has imposed significant new tariffs on imports from numerous trading partners; such tariffs and retaliatory measures by those trading partners have adversely impacted trade relations, increased pressure on supply chains and created general market instability, and such effects may continue. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers. Geopolitical conflicts, including the effects of the ongoing conflicts and escalation of hostilities in the Middle East, any potential worsening or expansion of these conflicts and wars, and U.S.-China relations, are heightening these risks.
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
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies have in the past, and may in the future, impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Bulgarian Lev, Chinese Yuan, Indian Rupee, Canadian Dollar, Australian Dollar, and Singapore Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. Certain changes in exchange rates have and may in the future negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars.
We face intense competition in our markets and may lack sufficient financial or other resources to compete successfully.
The cloud-based business communications and collaboration solutions industry is highly competitive. We face intense competition from other providers of UCaaS, CCaaS, Communications Platform as a Service (“CPaaS”), messaging, video, fax, virtual events, AI (including quality management, sales assistant and other AI driven functionalities), agentic AI, virtual assistant, work-force management/optimization and other communication products and services. Our competitors include traditional on-premises, hardware business communications providers, cloud, hybrid and hosted communications providers, GSPs and each of their channel partners, resellers, distributors and agents who offer proprietary or other third-party cloud business communications products and services. As a result, several of the companies with whom we have commercial relationships, such as our GSPs, OEM resellers, and channel partners, also offer, market and sell competing products and services.
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
We currently serve our North American customers from geographically disparate data center hosting facilities in North America, where we lease space from Equinix, Inc., and other providers, and we serve our European customers from third-party data center hosting facilities in Europe. We also use third-party co-location facilities located in various international regions to serve our customers in these regions. Certain of our solutions are hosted by third-party data center facilities including Amazon Web Services, Inc. and Google Cloud Platform. Damage to, or failure of, these facilities, the communications network providers with whom we or they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, or software errors, have in the past and could in the future result in interruptions in our services. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our subscriptions. We also resell third-party products and services, in particular, solutions from NICE and any interruptions of their service may impact our customers. In addition, our services may have or be prone to errors, defects, or bugs that could result in unanticipated interruptions of service. For example, in January 2025, we experienced an interruption in service due to an internal system error that impacted our customers for a limited number of hours, and we may in the future experience interruptions that impact our customers. Interruptions in our subscriptions have in the past and may in the future reduce our revenues, require us to issue credits or pay penalties, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new and retain existing customers. Our ability to attract and retain customers depends on our ability to provide customers with a highly reliable subscription and even minor interruptions in our subscriptions could harm our brand and reputation and have a material adverse effect on our business.
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
We have implemented remote working protocols and offer work-issued devices to substantially all employees, whether working in an office or remotely. Actions of employees while working remotely may have significant effects on the security of our infrastructure, networks, and the information we process, such as by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store information outside of our network. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability to or expose us to security threats, such as ransomware or other malware and phishing attacks, and we may remain responsible for or otherwise face liability in connection with unauthorized access to, loss, unavailability, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain. Additionally, political and geopolitical uncertainty and actions, such as the ongoing conflicts and escalation of hostilities in the Middle East, may create heightened risks to us and our vendors, business partners, and consultants of cyber-attacks from nation-state actors or their affiliated entities, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain (including our software supply chain), continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts, or those of our suppliers, have been or will be successful.
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
We currently use and/or provide third-party technology and integrations from NICE, Bandwidth.com, Inc., Microsoft Corporation and other companies to provide some of our solutions to our customers, including contact center and SMS solutions. We use, or in the future, may use and rely on technologies of other third-parties to deliver features and functionalities. We cannot assure you that we will be able to renew our agreements with any of these third-party providers and any of these service providers could elect or attempt to stop providing us with access to their services. In addition, these third-party providers may terminate or breach their contracts with us, or allow these contracts to expire. If any of these service providers cease to provide us with their services, fail to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminates or discontinues these services, it could have a material adverse effect on our business and results of operations. Our inability to continue to offer these third-party solutions to our customers and/or our inability to effectively offer or migrate these customers to our own alternative or other third-party alternative solutions may have a material adverse effect on our business, results of operations and financial condition.
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
•our ability to comply with different and evolving laws, rules, and regulations, including the European General Data Protection Regulation, and other data privacy and data protection laws, and regulations;
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
Our future success depends on our ability to procure large quantities of local and toll-free direct inward dialing numbers (“DIDs”) in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications GSPs that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. For instance, France implemented new rules requiring service providers to obtain DIDs directly from regulatory authorities. Further, due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire DIDs for our operations would make our subscriptions less attractive to potential customers in the affected local geographic areas. In addition, growth in our customer base, together with growth in the customer bases of other providers of cloud-based business communications, increases our dependence on needing sufficiently large quantities of DIDs.
If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base, new sales, and revenues to decline significantly.
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If customers pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that a customer did not authorize the specific credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant and/or service provider standards, including data protection standards, required to utilize their services from time to time. We have established and implemented measures intended to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). If we fail to maintain compliance with such standards or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If we fail to maintain compliance with current service provider standards, such as the PCI DSS, or fail to meet new standards, customers may choose not to use our services. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant or service provider standards, including the PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic, or carriers opting to stop carrying some or all of our traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to induce employees, sub-contractors, or consultants into disclosing customer credentials and other account information using social engineering and other methods, which can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and costs that we must pay to GSPs. Although we have implemented multiple fraud prevention, detection controls and personnel trainings, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud, service disruption due to fraud, or our inability to accept credit card payments could cause our paid customer base to significantly decrease, which would have a material adverse effect on our results of operations, financial condition, and ability to grow our business.
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
Our corporate headquarters and other offices and many of our data centers, co-location and research and development facilities, and third-party customer service call centers are located in the U.S. (including in the state of California), Spain, Georgia, Bulgaria, and several countries in Asia, including China, the Philippines, India, and Australia. Many of these locations are near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis, or are in areas subject to hurricanes and typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war (including ongoing geopolitical tensions related to the ongoing conflicts and escalation of hostilities in the Middle East), political unrest, and terrorist attacks and similar events that are beyond our control. If any disasters or geopolitical conflicts were to occur or worsen, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our subscriptions development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
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
We also rely on purchased or leased hardware and software licensed from third parties, in particular, NICE, in order to offer our subscriptions, and in some cases, we integrate third-party licensed software components into our platform. Any errors or defects in third-party hardware or software could result in errors or a failure of our subscriptions which could harm our business.
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
We currently use the infrastructure of third-party network service providers, including Sinch AB, Lumen Technologies, Inc. and Bandwidth.com, Inc. in North America and several others internationally, to deliver our subscriptions over their networks. Our third-party network service providers provide access to their Internet protocol networks and public switched telephone networks, and provide call termination and origination services, including 911 emergency calling in the U.S. and equivalent services internationally, and local number portability for our customers. We expect that we will continue to rely heavily on third-party network service providers to provide these subscriptions for the foreseeable future.
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
Federal Regulation
Our voice products are regulated by the Federal Communications Commission (“FCC”) as interconnected VoIP services, and we provide other communications services, such as videoconferencing and fax, that may also be subject to federal regulation. As a communications service provider, we are subject to existing or potential federal regulations including, but not limited to privacy and data protection, national security, disability access, porting of numbers, cooperation with law enforcement, emergency dialing, wiretapping, robocalling and other anti-fraud measures, Federal Universal Service Fund (“USF”) contributions, and national security-related requirements. The potential reclassification of our interconnected VoIP services as Telecommunications Services could result in additional federal and state regulatory obligations. If we do not comply with federal rules and regulations, we could be subject to enforcement actions, fines, loss of authorizations, and possibly restrictions on our ability to provide our services. Any enforcement action, which may be a public process, could result in significant fines, hurt our reputation in the industry, and/or have a material adverse impact on our revenues. In some cases, actions by our customers, vendors or agents could result in liability for us under federal and/or state laws or regulations, either through enforcement by regulatory agencies, state attorneys general, or through private actions. Some of our practices have been and may in the future be challenged under electronic communications privacy laws, such as when we process customer information in connection with providing our services, including AI-powered services, and subject us to litigation (including class-action suits).

State Regulation
State regulation of our interconnected VoIP services is generally preempted by the FCC. Our interconnected VoIP services are considered to be nomadic, because they can be used from any broadband connection. However, a number of states, including California, require us to register as a VoIP provider, contribute to state USF, assess and remit state and local telecom fees, and pay other surcharges and annual fees that fund various state programs. Where permitted, we may pass these fees and surcharges onto our customers, which may result in our subscriptions becoming more expensive or require us to absorb these costs. Additionally, we may be subject to state laws and regulations relating to privacy and data protection, disability access, emergency dialing, wiretapping, outage reporting, AI, and other requirements and regulations. Failure to comply with any current or future state regulations that apply to our business could result in substantial fines and penalties and could harm our business.
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
Data protection laws in the U.S. and abroad give consumers and businesses rights to control the processing of personal data, including the right to opt-out of the sale, sharing, or certain uses of their data and to which countries their data may be transferred. In the U.S., we could be subject to enforcement actions if the FTC or state attorneys general have reason to believe we have engaged in unfair or deceptive privacy or data security practices. Sector specific laws applicable to personal health data, including HIPAA, personal data processed on behalf of financial institutions, data about minors, and personal data processed in the course of providing communications services impose compliance costs and create regulatory risks. Omnibus privacy laws abroad and in an increasing number of U.S. states may apply to our processing in those jurisdictions. In addition, many data protection laws outside the United States prohibit or impose burdens on the transfer of personal data to countries, including the U.S., that have been deemed not to provide adequate privacy protections. Our obligations under these laws and regulations may be unclear, compliance can be costly, and penalties for non-compliance can be substantial. Furthermore, if third parties we work with, such as vendors or developers, make misrepresentations, violate applicable laws and regulations or our policies, such misrepresentations and violations have in the past and may in the future also put our users’ data at risk and could in turn have an adverse effect on our business. Increasingly, jurisdictions in which we do business are regulating digital services and emerging technologies such as AI in ways that go beyond traditional privacy and data protection legislation. The impact of this regulatory activity on the overall industry, business models and our operations are uncertain and could result in changed or new operational and administrative costs that could have an adverse effect on our business, financial condition, and results of operations.
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
Regulation of personal information is evolving, and new laws could further impact how we handle personal information and/or could require us to incur additional compliance costs, either or both of which could have an adverse impact on our operations. For example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries; these rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern. The scope and status of these obligations and restrictions is uncertain, changing, subject to differing interpretations, and may be inconsistent from jurisdiction to jurisdiction. As implementation and enforcement of these existing and new laws and regulations progress, we could experience additional costs associated with increased compliance burdens and contractual obligations, be required to localize certain personal data, and/or be at risk for increased regulatory fines or damages. There are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and more globally, that could impose new obligations in areas such as data processing and other related legislation. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business but may require us to adjust contract terms and technical measures to comply. These changes may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business. Failure by us, our vendors, or our agents to comply with obligations and restrictions related to data privacy, data protection, and security in any jurisdiction in which we operate has in the past and may in the future subject us to lawsuits, including class-action suits, and could subject us to regulatory investigations, substantial fines, sanctions, civil and criminal penalties, damages (including statutory damages), consent decrees, injunctions, adverse publicity, reputational damage, and other losses. For example, plaintiffs have become increasingly active in bringing privacy-related and AI claims and class-action suits against companies, including us. Some of these claims or actions allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for very large statutory damages, depending on the volume of data and the number of violations. Further, our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations, and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand. Even the perception of privacy-related concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. As of March 31, 2026, our intellectual property portfolio included 535 issued patents, including patents acquired from strategic partnership transactions, which expire between 2026 and 2044. As of March 31, 2026, we also had 99 patent applications pending examination in the U.S. and 27 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be invalidated or may be circumvented by others. Further, we have in the past and may in the future license some of our patents to third parties and/or “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. Accordingly, we may need to engage in equity or debt financing activities to secure additional funds or restructure our existing debt. However, additional funds may not be available or we may not be able to restructure our existing debt when we need to on terms that are acceptable to us, or at all. Volatility in equity capital markets may materially and adversely affect our ability to fund our business through public or private sales of equity securities or debt restructuring. Fluctuating interest rates and/or instability in the banking and finance industries may reduce our access to debt capital. Our current debt agreements do contain and any debt financing that we secure in the future may include restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in the Credit Agreement, Senior Notes Indenture and any additional credit facilities or debt agreements we may secure in the future may restrict us from being able to conduct our operations in a manner appropriate for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.
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
Servicing our debt, including the 2030 Senior Notes and the Credit Agreement, may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise the funds necessary to settle repurchases of the 2030 Senior Notes as required following a fundamental change or change of control, as applicable, or to repay all of our indebtedness at maturity.
As of March 31, 2026, we had $325.0 million principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes”) outstanding. As of March 31, 2026, we had no amounts outstanding under our Revolving Credit Facility and $890.7 million principal outstanding under our Term Loan. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, as amended, including up to $305.0 million under our existing Revolving Credit Facility, and up to $50.0 million of Term Loan commitments (the “Term Loan Commitments”). The Term Loan Commitments remain available for draw through September 30, 2026. The $305.0 million Revolving Credit Facility commitments remain available for draw until September 11, 2030, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable.
Holders of the 2030 Senior Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change or change of control, as applicable, before the maturity date at a repurchase price as set forth in the indenture governing the 2030 Senior Notes (the “Senior Notes Indenture”), plus any accrued and unpaid interest, if any, as set forth in the Senior Notes Indenture. We will be required to repay the 2030 Senior Notes in cash at their maturity unless earlier redeemed or repurchased, as applicable. However, even though we entered into the Credit Agreement, we cannot assure you that we will have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such 2030 Senior Notes surrendered therefor or pay cash with respect to the 2030 Senior Notes at their maturity.
Our ability to make repurchases of the 2030 Senior Notes as required following a fundamental change or change of control, as applicable, to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2030 Senior Notes and any amounts borrowed under the Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, if expectations around our ability to effectively manage and repay our debt obligations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline. The Credit Agreement and the Senior Notes Indenture also contain, and any of our future debt agreements may also contain, restrictive covenants that may prohibit us from adopting some or any of these alternatives. For example, the Senior Notes Indenture contains restrictive covenants that may limit our ability, and the ability of our subsidiary guarantors, to, among other things, create liens on certain assets to secure debt, grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2030 Senior Notes, and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, and the Credit Agreement contains negative covenants that restrict our and our subsidiaries’ ability to incur indebtedness, create liens, make investments, dispose of assets and make certain restricted payments. Our failure to comply with these covenants could result in an event of default under our indebtedness which, if not cured or waived, could result in the acceleration of our debt and termination of the commitments under the Credit Agreement.
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
On September 11, 2025, we entered into an Amended and Restated Credit Agreement among us, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended, amended and restated or otherwise modified from time to time, the “Credit Agreement”). The amendment to the Credit Agreement increased the delayed draw Term Loan commitment to $650.0 million and increased the Revolving Credit Facility to $305.0 million. As of March 31, 2026, we had $890.7 million principal outstanding under our Term Loan and no amounts outstanding under our Revolving Credit Facility.
The unused delayed draw Term Loan Commitments in the amount of $50.0 million remain available for draw through September 30, 2026. Additionally, the $305.0 million Revolving Credit Facility commitments remain available for draw until September 11, 2030, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable. Any drawdown under the Credit Agreement is subject to compliance with the restrictive covenants contained in the Senior Notes Indenture.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of March 31, 2026, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may elect to terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the 2030 Senior Notes. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. Refer to Note 5 – Long-Term Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Our Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), has 10 votes per share, and our Class A Common Stock has one vote per share (Class B Common Stock together with our Class A Common Stock, our “common stock”). Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of March 31, 2026, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, and their affiliates, together hold approximately 56% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the dual class structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Our board of directors has authorized share repurchase and dividend programs. We plan to fund share repurchases and dividends from our future cash flow generation, as well as from additional potential sources of cash. Under our share repurchase program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. This program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. During the three months ended March 31, 2026, we repurchased approximately $82.1 million of our Class A Common Stock under this program. In addition, in February 2026, our board of directors initiated a quarterly cash dividend program. The timing and number of any future share repurchases under the share repurchase program, and the specific timing and amount of any dividend payments, if any, under the dividend program will be determined by our management and will depend on a variety of factors, including our results of operations, financial condition, liquidity, capital requirements, stock price, trading volume, and general business and market conditions. Our board of directors will review these programs periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of any share repurchases or dividend payments. The share repurchase program and dividend payments could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. The share repurchase program or dividend payments may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
There can be no assurance that we will continue to declare cash dividends.
In February 2026, we announced the initiation of our first cash dividend program. The payment of any cash dividend in the future will depend on, among other factors, our results of operations, financial condition, liquidity, capital requirements, market conditions, applicable laws and agreements, and our board of directors continuing to determine that the declaration of dividends is in the best interests of our stockholders. The declaration and payment of any dividend may be discontinued or reduced at any time, and there can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.
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

•specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our Chief Executive Officer;
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. In addition, certain jurisdictions, such as the United Kingdom and France, have enacted a digital services tax on revenues derived from digital activities in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws in the future.
The Organisation for Economic Cooperation and Development has proposed a two-pillar solution to address tax challenges arising from the digitalization of the economy, including a global minimum tax rate of 15% for certain large multinational companies (“Pillar Two”). Pillar Two has been implemented into the domestic laws of certain jurisdictions, including the European Union (the “EU”) Member States, and is being considered for implementation by other countries. On January 5, 2026, the OECD announced a side-by-side elective safe harbor that exempts U.S. multinational enterprises from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026, but does not provide an exemption from “qualified domestic minimum top-up taxes”, which have been implemented into the domestic law in a number of jurisdictions in which we operate. These or any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
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
We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of the change. While we are not aware of any specific event or circumstance that would require a material update to our estimates, judgments or assumptions, this may change in the future. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscriptions revenues and other revenue sources, our operating results could be significantly affected.
Our estimates or judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A Common Stock.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, loss contingencies, sales tax liabilities, and accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include those related to revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, change in the fair value of contingent consideration, loss contingencies, sales tax liabilities, and accrued liabilities. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended March 31, 2026 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
Balance as of December 31, 2025				$248,762
Authorization of additional share repurchase program (1)				251,238
January 1, 2026 to January 31, 2026	726,369	$27.52	726,369	480,012
February 1, 2026 to February 28, 2026	1,121,801	$31.12	1,121,801	445,098
March 1, 2026 to March 31, 2026	723,651	$37.59	723,651	417,896
Balance as of March 31, 2026	2,571,821		2,571,821	$417,896
(1)In the first quarter of 2026, our Board of Directors further increased the remaining share repurchase authorization to $500.0 million, subject to certain limitations and inclusive of repurchases since December 31, 2025. The share repurchase authorization does not expire. Refer to Note 10, Stockholders’ Deficit in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officer adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On March 13, 2026, Vladimir Shmunis, our Chairman and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 253,369 shares of Class A common stock expected to be received upon vesting and settlement of outstanding RSUs and PSUs (the “March 2026 Trading Plan”) during the term of the March 2026 Trading Plan. The shares of Class A common stock to be sold pursuant to the March 2026 Trading Plan will be issued pursuant to Mr. Shmunis' compensation arrangements and do not include any Class A or Class B common stock held by Mr. Shmunis prior to the adoption of the March 2026 Trading Plan. The number of shares that may be sold under the March 2026 Trading Plan may also be increased by the number of shares of Class A common stock, if any (not yet determinable), that are awarded to Mr. Shmunis under the Company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the March 2026 Trading Plan will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The March 2026 Trading Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The March 2026 Trading Plan goes into effect, with respect to any potential trading activity, following the expiration of Mr. Shmunis’ current 10b5-1 trading arrangement, which was entered into on March 13, 2025 (the “March 2025 Trading Plan”), and the duration of the March 2026 Trading Plan is until March 31, 2027 or earlier if all transactions under the March 2026 Trading Plan are completed. The March 2026 Trading Plan does not modify or terminate the March 2025 Trading Plan in any respect and the timing of any trading activity under the two plans does not overlap.

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

101
The following financial information from RingCentral Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

RingCentral, Inc.

Date: May 8, 2026	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2026	By:	/s/ Tarun Arora
Tarun Arora
Chief Accounting Officer (Principal Accounting Officer)