Form 10-Q
period 2026-06-30
RingCentral, Inc.
filed 2026-07-23
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of July 16, 2026, there were 73,736,624 shares of Class A Common Stock issued and outstanding and 9,769,538 shares of Class B Common Stock issued and outstanding.

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
•our ability to successfully research, develop, and incorporate artificial intelligence (AI) and machine learning powered features into our solutions;
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
•our expectations regarding the potential reduction of the valuation allowance recorded against our U.S. deferred tax assets;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$111,501	$132,564
Accounts receivable, net	389,043	384,100
Deferred and prepaid sales commission costs	157,371	167,304
Prepaid expenses and other current assets	75,298	81,190
Total current assets	733,213	765,158
Property and equipment, net	190,219	186,570
Operating lease right-of-use assets	40,518	30,855
Deferred and prepaid sales commission costs, non-current	227,909	252,504
Goodwill	102,832	97,792
Acquired intangibles, net	77,356	135,410
Other assets	9,318	13,166
Total assets	$1,381,365	$1,481,455
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$21,676	$27,677
Accrued liabilities	299,378	297,633
Current portion of long-term debt, net	46,269	624,216
Deferred revenue	295,340	269,122
Total current liabilities	662,663	1,218,648
Long-term debt, net	1,074,377	629,580
Operating lease liabilities	23,468	14,372
Other long-term liabilities	31,767	7,525
Total liabilities	1,792,275	1,870,125

Commitments and contingencies (Note 9)
Series A convertible preferred stock	199,449	199,449

Stockholders’ deficit
Common stock	8	9
Additional paid-in capital	1,043,421	1,123,447
Accumulated other comprehensive income	3,286	2,458
Accumulated deficit	(1,657,074)	(1,714,033)
Total stockholders’ deficit	(610,359)	(588,119)
Total liabilities, temporary equity and stockholders’ deficit	$1,381,365	$1,481,455
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Subscriptions	$633,649	$598,728	$1,256,815	$1,188,840
Other	23,362	21,670	44,395	43,614
Total revenues	657,011	620,398	1,301,210	1,232,454
Cost of revenues
Subscriptions	159,504	150,788	313,912	303,883
Other	25,198	28,162	50,220	55,517
Total cost of revenues	184,702	178,950	364,132	359,400
Gross profit	472,309	441,448	937,078	873,054
Operating expenses
Research and development	82,801	77,539	164,514	159,522
Sales and marketing	274,907	263,585	547,750	538,483
General and administrative	64,316	63,361	124,501	127,746
Total operating expenses	422,024	404,485	836,765	825,751
Income from operations	50,285	36,963	100,313	47,303
Other income (expense), net
Interest expense	(18,672)	(16,466)	(33,477)	(32,581)
Other income (expense)	10,638	(4,820)	9,524	(3,418)
Other expense, net	(8,034)	(21,286)	(23,953)	(35,999)
Income before income taxes	42,251	15,677	76,360	11,304
Provision for income taxes	3,136	2,484	6,627	8,439
Net income	$39,115	$13,193	$69,733	$2,865
Net income per common share
Basic	$0.47	$0.15	$0.83	$0.03
Diluted	$0.45	$0.14	$0.80	$0.03
Weighted-average number of shares used in computing net income per share
Basic	84,049	90,710	84,354	90,861
Diluted	86,619	92,056	86,803	92,488
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$39,115	$13,193	$69,733	$2,865
Other comprehensive income (loss)
Foreign currency translation adjustments	9	11,599	(2,808)	16,604
Unrealized gain (loss) on derivative instruments	1,656	(1,439)	3,636	(5,125)
Total other comprehensive income	1,665	10,160	828	11,479
Comprehensive income	$40,780	$23,353	$70,561	$14,344
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2025	85,199	$9	$1,123,447	$2,458	$(1,714,033)	$(588,119)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,686	—	(10,760)	—	—	(10,760)
Repurchases of common stock	(2,545)	(1)	(82,364)	—	—	(82,365)
Share-based compensation	—	—	48,554	—	—	48,554
Other comprehensive loss	—	—	—	(837)	—	(837)
Dividends declared ($0.075 per share)	—	—	—	—	(6,413)	(6,413)
Net income	—	—	—	—	30,618	30,618
Balance as of March 31, 2026	84,340	$8	$1,078,877	$1,621	$(1,689,828)	$(609,322)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,663	—	5,206	—	—	5,206
Repurchases of common stock	(2,239)	—	(92,287)	—	—	(92,287)
Share-based compensation	—	—	51,625	—	—	51,625
Other comprehensive income	—	—	—	1,665	—	1,665
Dividends declared ($0.075 per share)	—	—	—	—	(6,361)	(6,361)
Net income	—	—	—	—	39,115	39,115
Balance as of June 30, 2026	83,764	$8	$1,043,421	$3,286	$(1,657,074)	$(610,359)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2024	90,718	$9	$1,215,377	$(8,881)	$(1,757,424)	$(550,919)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,556	—	(1,904)	—	—	(1,904)
Repurchases of common stock	(1,822)	—	(50,036)	—	—	(50,036)
Share-based compensation	—	—	70,671	—	—	70,671
Other comprehensive income	—	—	—	1,319	—	1,319
Net loss	—	—	—	—	(10,328)	(10,328)
Balance as of March 31, 2025	90,452	9	1,234,108	(7,562)	(1,767,752)	(541,197)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,718	—	7,397	—	—	7,397
Repurchases of common stock	(1,212)	—	(32,185)	—	—	(32,185)
Share-based compensation	—	—	56,045	—	—	56,045
Other comprehensive income	—	—	—	10,160	—	10,160
Net income	—	—	—	—	13,193	13,193
Balance as of June 30, 2025	90,958	$9	$1,265,365	$2,598	$(1,754,559)	$(486,587)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$69,733	$2,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,997	109,982
Share-based compensation	111,796	141,350
Amortization of deferred and prepaid sales commission costs	78,716	81,863
Amortization of debt discount and issuance costs	1,605	2,381
Loss on early extinguishment of debt	6,409	4,988
Reduction of operating lease right-of-use assets	11,832	12,706
Provision for bad debt	6,813	8,008
Other	4,510	(386)
Changes in assets and liabilities:
Accounts receivable	(8,841)	(12,907)
Deferred and prepaid sales commission costs	(58,806)	(52,172)
Prepaid expenses and other assets	6,152	(2,461)
Accounts payable	(7,830)	43,443
Accrued and other liabilities	21,328	(11,984)
Deferred revenue	26,111	1,111
Operating lease liabilities	(13,045)	(11,711)
Net cash provided by operating activities	370,480	317,076
Cash flows from investing activities
Purchases of property and equipment	(17,135)	(14,544)
Capitalized internal-use software	(32,507)	(27,971)
Cash paid for business combination, net of cash acquired	(7,929)	—
Net cash used in investing activities	(57,571)	(42,515)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	9,978	9,064
Payments for taxes related to net share settlement of equity awards	(15,532)	(3,571)
Payments for repurchases of common stock	(174,985)	(81,787)
Payment of dividends	(12,774)	—
Proceeds from issuance of long-term debt	600,000	—
Payments for the settlement of convertible notes	(609,065)	(161,326)
Repurchases of principal on senior notes	(105,000)	(53,903)
Repayments of principal on term loan	(23,135)	(60,000)
Payments for fees on long-term debt	(868)	(1,631)
Repayments of financing obligations	(633)	(633)
Payments for contingent consideration	(889)	—
Net cash used in financing activities	(332,903)	(353,787)
Effect of exchange rate changes	(1,069)	4,528
Net decrease in cash, cash equivalents, and restricted cash	(21,063)	(74,698)
Cash, cash equivalents, and restricted cash
Beginning of period	132,564	242,811
End of period	$111,501	$168,113
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$34,810	$30,041
Cash paid for income taxes, net of refunds	$7,002	$8,326
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$3,334	$5,116
Indemnity holdback consideration	$4,094	$—
Contingent consideration	$1,900	$—
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
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and six months ended June 30, 2026.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, derivative instruments, provision for income taxes, uncertain tax positions, valuation allowance related to deferred tax assets, change in the fair value of contingent consideration, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results may differ from these estimates.
Related Party Transactions
In the ordinary course of business, the Company purchased health insurance services from UnitedHealthcare, a subsidiary of UnitedHealth Group, a provider of health insurance services to the Company. One of the Company’s directors serves as Senior Vice President and Chief Technology Officer of UnitedHealth Group. There were no material amounts payable to or receivable from UnitedHealthcare as of June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026, the Company incurred total expenses of $5.7 million and $11.3 million, respectively, with UnitedHealthcare.
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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Primary geographical markets
North America	88%	88%	88%	89%
Others	12	12	12	11
Total revenues	100%	100%	100%	100%
The Company derived over 90% of subscription revenues from RingEX and RingCentral contact center solutions for the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2026 and 2025, RingCentral contact center solutions represented over 10% of total revenues.
Deferred revenue
During the three and six months ended June 30, 2026, the Company recognized revenue of $55.5 million and $212.2 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of June 30, 2026 that has not yet been recognized was approximately $2.7 billion. This excludes contracts with an original expected length of less than one year. Of these remaining performance obligations, the Company expects to recognize revenue of 55% of this balance over the next 12 months and 45% thereafter.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $13.0 million and $12.7 million for the three months ended June 30, 2026 and 2025, respectively, and $25.2 million and $23.6 million for the six months ended June 30, 2026 and 2025, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Cash	$105,981	$127,140
Money market funds	5,520	5,424
Total cash and cash equivalents	$111,501	$132,564
As of June 30, 2026 and December 31, 2025, $8.4 million included in the cash balance above represents restricted cash held in the form of a bank deposit for the issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable	$301,704	$303,256
Unbilled accounts receivable	104,448	98,935
Allowance for doubtful accounts	(17,109)	(18,091)
Accounts receivable, net	$389,043	$384,100
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$47,465	$43,142
Inventory	991	929
Other current assets	26,842	37,119
Total prepaid expenses and other current assets	$75,298	$81,190
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer hardware and software	$286,864	$274,700
Internal-use software development costs	408,666	377,785
Furniture and fixtures	9,343	8,990
Leasehold improvements	11,136	10,041
Total property and equipment, gross	716,009	671,516
Less: accumulated depreciation and amortization	(525,790)	(484,946)
Property and equipment, net	$190,219	$186,570
Total depreciation and amortization expense related to property and equipment was $23.0 million and $21.6 million for the three months ended June 30, 2026 and 2025, respectively, and $45.4 million and $43.3 million for the six months ended June 30, 2026 and 2025, respectively.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of activity of the Company’s carrying value of goodwill during the six months ended June 30, 2026 is presented in the following table (in thousands):

Balance as of December 31, 2025	$97,792
Acquisitions (Note 7)	5,710
Foreign currency translation adjustments	(670)
Balance as of June 30, 2026	$102,832
The carrying values of intangible assets are as follows (in thousands):

		June 30, 2026			December 31, 2025
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	3.0 years	$65,896	$39,730	$26,166	$60,660	$34,745	$25,915
Developed technology	0.8 years	789,034	737,844	51,190	784,130	674,635	109,495
Total acquired intangible assets		$854,930	$777,574	$77,356	$844,790	$709,380	$135,410
Amortization expense from acquired intangible assets for the three months ended June 30, 2026 and 2025 was $34.1 million and $33.4 million, respectively, and $68.6 million and $66.7 million for the six months ended June 30, 2026 and 2025, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2026 (remaining)	$48,559
2027	12,307
2028	10,807
2029	3,964
2030 onwards	1,719
Total estimated amortization expense	$77,356
Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$63,425	$54,715
Accrued sales, use, and telecom related taxes	55,735	54,182
Accrued marketing and sales commissions	30,795	37,102
Operating lease liabilities, short-term	20,577	21,293
Other accrued expenses	128,846	130,341
Total accrued liabilities	$299,378	$297,633

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $39.3 million and $41.1 million for the three months ended June 30, 2026 and 2025, respectively, and $78.7 million and $81.9 million for the six months ended June 30, 2026 and 2025, respectively. There was no impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
The Company evaluates the recoverability of its deferred and prepaid sales commission balance whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.
During the three months ended June 30, 2026, the Company and Avaya amended their strategic partnership arrangement pursuant to which existing Avaya Cloud Office by RingCentral (ACO) customers will transition to a RingCentral branded offering, while RingCentral will remain Avaya’s exclusive multi-tenant cloud UCaaS offering. ACO customer and partner support will also transition to RingCentral. In connection with the amendment, the Company released Avaya from certain obligations and the transaction resulted in a gain of $15 million, included in other income (expense), net in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2026.
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
The financial instruments carried at fair value were determined using the following inputs (in thousands):

	Fair Value at June 30, 2026	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,520	$5,520	$—	$—
Other assets:
Interest rate swap derivatives	$874	$—	$874	$—
Accrued liabilities:
Contingent consideration	$444	$—	$—	$444
Other long-term liabilities:
Contingent consideration	$2,567	$—	$—	$2,567

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,424	$5,424	$—	$—
Accrued liabilities:
Interest rate swap derivatives	$1,285	$—	$1,285	$—
Contingent consideration	911	—	—	911
Other long-term liabilities:
Interest rate swap derivatives	$2,133	$—	$2,133	$—
Contingent consideration	1,136	—	—	1,136
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, accrued liabilities and other liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of June 30, 2026, the carrying amount of the term loan (the “Term Loan”) was $879.1 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of June 30, 2026, the fair value of the 8.50% senior notes due 2030 (the “2030 Senior Notes”) was approximately $261.5 million. The fair value for the 2030 Senior Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
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
Note 5. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	June 30, 2026	December 31, 2025
2030 Senior Notes	Aug 15, 2030	$250,000	$350,000
Term Loan under Credit Agreement (1)	Sep 11, 2030	879,115	302,250
Revolving Credit Facility under Credit Agreement (2)	Sep 11, 2030	—	—
2026 Convertible Notes (3)	Mar 15, 2026	—	609,065
Total principal amount		1,129,115	1,261,315
Less: unamortized debt discount and issuance costs on long-term debt		(8,469)	(7,519)
Less: current portion of long-term debt, net (4)		(46,269)	(624,216)
Net carrying amount of long-term debt		$1,074,377	$629,580

(1)The Company has $50.0 million available for drawdown under the Term Loan as of June 30, 2026.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(2)The Company has $305.0 million available for borrowing under the Revolving Credit Facility as of June 30, 2026.
(3)The Company settled the remaining $609.1 million principal of the 2026 Convertible Notes in cash on the original maturity date in March 2026.
(4)As of June 30, 2026, the current portion of long-term debt, net, consists of the $46.3 million in expected principal payments due on the Term Loan. The Term Loan requires quarterly principal payments of approximately 1.27% of the refinanced $910.0 million principal amount drawn, with balance due at maturity.
The following table sets forth the future minimum principal payments for long-term debt as of June 30, 2026 (in thousands):

	Term Loan	2030 Senior Notes	Total
2026 remaining	$23,135	$—	$23,135
2027	46,269	—	46,269
2028	46,269	—	46,269
2029	46,269	—	46,269
2030 onwards	717,173	250,000	967,173
Total principal amount	$879,115	$250,000	$1,129,115
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
In June 2025, the Company repurchased $50.0 million of principal on its 2030 Senior Notes for an aggregate repurchase price of $53.9 million. This repurchase resulted in the recognition of a $4.7 million loss on debt extinguishment. In March 2026, the Company repurchased $25.0 million of principal on its 2030 Senior Notes for an aggregate repurchase price of $26.3 million. This repurchase resulted in the recognition of a $1.6 million loss on debt extinguishment. In April 2026, the Company repurchased $75.0 million of principal on its 2030 Senior Notes for an aggregate repurchase price of $78.8 million. This repurchase resulted in the recognition of a $4.8 million loss on debt extinguishment. These losses, primarily due to call premiums, are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.
As of June 30, 2026, the carrying value of the outstanding 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $246.7 million, and the Company was in compliance with all covenants under the Senior Notes Indenture. The effective interest rate on the 2030 Senior Notes was 8.9% as of June 30, 2026.
Credit Agreement
The Company maintains a credit agreement with certain lenders, as amended through September 2025 (the "Credit Agreement"), providing for delayed draw term loan commitments and a revolving credit facility (the "Revolving Credit Facility").
On March 12, 2026, the Company borrowed $600.0 million under the Term Loan and used the proceeds, together with $9.1 million of cash on hand, to repay in full the $609.1 million outstanding principal amount of the 2026 Convertible Notes. As of June 30, 2026, $50.0 million of the Term Loan remains available for draw until September 30, 2026. Additionally, the $305.0 million Revolving Credit Facility commitments remain available for draw until September 11, 2030, at which time the facility will terminate, and all outstanding revolving loans under the facility and outstanding Term Loan will be due and payable. The Company will continue to pay a quarterly ticking fee of 0.30% per annum on the daily unused amount of the Term Loan and up to 0.35% per annum on the daily unused amount of the Revolving Credit Facility commitments until the earlier of the funding or the end of the availability period. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants in the Senior Notes Indenture.

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
As of June 30, 2026, the carrying value of the Term Loan, net of unamortized debt discount and issuance costs, was $874.0 million. In connection with the Credit Agreement, the Company incurred $18.3 million of total debt issuance costs, since inception, of which $12.1 million was capitalized in the Condensed Consolidated Balance Sheets and amortized primarily using the effective interest rate over the term of the Credit Agreement, while the remaining amount was expensed in the period incurred. As of June 30, 2026, the effective interest rate on the Term Loan was 5.5%. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$17,720	$14,603	$30,845	$28,941
Amortization of debt discount and issuance costs	630	1,250	1,605	2,381
Total interest expense related to long-term debt	$18,350	$15,853	$32,450	$31,322
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
As of June 30, 2026, the interest rate swap agreement had a notional amount of $340.0 million, of which $290.0 million remained designated as a cash flow hedge of the Company’s floating-rate debt. During the quarter ended June 30, 2025, $50 million of the swap was dedesignated from hedge accounting following the early repayment of $50.0 million of the Term Loan under the Credit Agreement.
During the three and six months ended June 30, 2026, the Company reclassified $0.2 million and $0.5 million, respectively, from accumulated other comprehensive income to earnings as an offset and reduction to interest expense. As of June 30, 2026, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $0.4 million.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Business Combinations
On February 6, 2026, the Company acquired a messaging platform company adding to our global messaging and communications capabilities.
Total consideration of $15.2 million comprised of $8.0 million cash paid at closing, net of $1.3 million cash acquired, a $4.0 million indemnity holdback payable in August 2026, and $1.9 million representing the acquisition-date fair value of contingent consideration. The maximum amount payable under contingent consideration is $6.0 million. The transaction was accounted for as a business combination. The preliminary purchase price allocation, based on estimated fair values, included $11.0 million of identified intangible assets, comprising customer relationships and developed technology, $5.7 million of goodwill, and $1.6 million of net liabilities assumed. The acquired intangible assets have a weighted-average useful life of four years.
Note 8. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2026, non-cancelable leases expire on various dates between 2026 and 2031.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2026 and December 31, 2025, the balance sheet components of leases were as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$40,518	$30,855

Accrued liabilities	20,577	21,293
Operating lease liabilities	23,468	14,372
Total operating lease liabilities	$44,045	$35,665
As of June 30, 2026, maturities of operating lease liabilities were as follows (in thousands):

2026 (remaining)	$12,724
2027	15,895
2028	8,681
2029	4,561
2030	3,671
2031 onwards	2,141
Total future minimum lease payments	47,673
Less: Imputed interest	(3,628)
Present value of lease liabilities	$44,045
The supplemental cash flow information related to operating leases for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$14,139	$13,153

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$21,852	$2,186

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other information related to operating leases were as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining operating lease term (years)	3.0	2.0
Weighted-average operating lease discount rate	5.9%	6.3%
Note 9. Commitments and Contingencies
Legal Matters
The Company is subject to certain legal proceedings and from time to time may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business.
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
The following tables summarize the share repurchase activity of the Company’s Class A Common Stock for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	2,237	$92,052	1,256	$32,185
Amounts for excise tax withholdings and broker’s commissions (1)	—	235	—	—
Total repurchases of common stock (2)	2,237	$92,287	1,256	$32,185

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Repurchases under share repurchase programs	4,809	$174,156	3,078	$82,149
Amounts for excise tax withholdings and broker’s commissions (1)	—	495	—	72
Total repurchases of common stock (2)	4,809	$174,651	3,078	$82,221

(1)The amounts are included in additional paid-in capital as part of the repurchased stock’s cost basis.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(2)The number of shares reflected in the Condensed Consolidated Statements of Stockholders’ Deficit may differ from the shares reported in the table above due to the timing of trade settlement. Shares are recorded in Stockholders’ Deficit on the settlement date, whereas the table above reflects shares on the trade date.
As of June 30, 2026, approximately $325.8 million remained authorized and available under the Company’s share repurchase programs for future share repurchases.
Dividends
The following table summarizes our dividend activity for the periods presented (in thousands, except per share data):

Record Date	Payment Date	Dividend Per Share	Total Amount
3/9/2026	3/16/2026	$0.0750	$6,413
6/2/2026	6/11/2026	$0.0750	$6,361
In July 2026, our Board of Directors approved a cash dividend of $0.125 per share, representing, approximately, a 67% increase from the previous quarterly dividend of $0.075 per share. The dividend is payable on August 20, 2026 to stockholders of record as of the close of business on August 6, 2026, on each of the Company's Class A common stock, Class B common stock, and Series A Convertible Preferred Stock (on an as-converted basis).
The declaration, payment, and amount of any future dividends will be at the discretion of our Board of Directors and will depend on, among other factors, our results of operations, financial condition, liquidity, capital requirements, and other factors deemed relevant by our Board.
Note 11. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$2,782	$4,243	$5,911	$10,403
Research and development	15,133	14,003	29,324	31,575
Sales and marketing	23,298	25,411	46,866	60,595
General and administrative	15,918	19,812	29,695	38,777
Total share-based compensation expense	$57,131	$63,469	$111,796	$141,350
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee stock purchase plan rights (“ESPP”)	$1,811	$1,415	$3,506	$2,819
Performance stock units (“PSUs”)	4,327	5,623	9,779	15,729
Restricted stock units (“RSUs”)	50,993	56,431	98,511	122,802
Total share-based compensation expense	$57,131	$63,469	$111,796	$141,350
Equity Incentive Plans
As of June 30, 2026, a total of 15,399,414 shares remained available for grant under the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of June 30, 2026, there was a total of $2.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.4 years. As of June 30, 2026, a total of 7,273,439 shares were available for issuance under the ESPP.
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of June 30, 2026, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	6,275	$34.30	$181,227
Granted	3,290	40.85
Released	(3,299)	33.48
Canceled/Forfeited	(200)	33.15
Outstanding as of June 30, 2026	6,066	$39.16	$236,455
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over two years.
As of June 30, 2026, there was a total of $147.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.3 years.
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
For the majority of the PSUs granted, the number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the achievement of the different performance and market conditions over the respective measurement period. The PSUs generally vest over a two-year period.
As of June 30, 2026, there was a total of $48.5 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 1.0 year.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions. During the three and six months ended June 30, 2026, the Company issued 249,714 and 588,331 shares of Class A Common Stock, respectively, under the employee equity bonus plans. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of June 30, 2026 was approximately $2.9 million, which will be recognized over the remaining service period of 0.1 years.
Note 12. Income Taxes
The provision for income taxes was $3.1 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively, and $6.6 million and $8.4 million for the six months ended June 30, 2026 and 2025, respectively.
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
The Company has recorded current U.S. income tax expense of $3.2 million and $6.2 million for the three and six months ended June 30, 2026.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income in the periods the items are expected to be deductible or taxable. We currently maintain a full valuation allowance against the entire domestic net deferred tax assets, including net operating loss carryforwards and certain domestic credits as of June 30, 2026 and December 31, 2025. We regularly evaluate the need for a valuation allowance. Due to recent profitability, a reversal of our valuation allowance in certain jurisdictions in the foreseeable future is reasonably possible which would result in income tax benefit for the period in which we reduce the valuation allowance.
During the three and six months ended June 30, 2026, there were no material changes to the total amount of unrecognized tax benefits.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Basic and Diluted Net Income Per Share
Basic net income per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, performance stock units, ESPP, convertible notes, and convertible preferred stock, to the extent dilutive.
The following table sets forth the computation of the Company’s basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income	$39,115	$13,193	$69,733	$2,865
Denominator
Weighted-average common shares outstanding for basic net income per share	84,049	90,710	84,354	90,861
Effect of dilutive securities:
Shares of common stock issuable under equity incentive awards outstanding	1,827	603	1,706	884
Shares of common stock related to convertible preferred stock	743	743	743	743
Weighted-average common shares outstanding for diluted net income per share	86,619	92,056	86,803	92,488
Basic net income per share	$0.47	$0.15	$0.83	$0.03
Diluted net income per share	$0.45	$0.14	$0.80	$0.03
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares of common stock issuable under equity incentive plans outstanding	4,187	7,074	4,551	7,102
Shares of common stock related to convertible preferred stock	—	—	—	—
Potential common shares excluded from diluted net income per share	4,187	7,074	4,551	7,102

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14. Restructuring Activities
During the three and six months ended June 30, 2026, the Company incurred restructuring costs of $7.5 million and $10.4 million, respectively, as part of the broader efforts to optimize the Company’s cost structure. The restructuring costs primarily consisted of severance payments, employee benefits, contract termination costs, exit charges associated with the closure of facilities and related costs. The Company expects to substantially complete these actions in 2026, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$2,026	$149	$2,554	$1,684
Research and development	480	1,202	1,037	2,896
Sales and marketing	4,182	925	4,824	3,913
General and administrative	820	537	1,936	1,410
Total restructuring costs	$7,508	$2,813	$10,351	$9,903
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2025	$2,834
Restructuring costs	10,351
Cash payments	(7,785)
Non-cash and other adjustments	(836)
Balance as of June 30, 2026	$4,564

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
The following table presents selected financial information for the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$657,011	$620,398	$1,301,210	$1,232,454
Less:
Share-based compensation expense	57,131	63,469	111,796	141,350
Depreciation and amortization	57,086	54,921	113,997	109,982
Other segment items (1)	492,509	465,045	975,104	933,819
Income from operations	50,285	36,963	100,313	47,303
Operating margin as % of revenue	7.7%	6.0%	7.7%	3.8%

Other income (expense), net
Interest expense	(18,672)	(16,466)	(33,477)	(32,581)
Other income (expense) (2)	10,638	(4,820)	9,524	(3,418)
Other income (expense), net	(8,034)	(21,286)	(23,953)	(35,999)
Income before income taxes	42,251	15,677	76,360	11,304
Provision for income taxes	3,136	2,484	6,627	8,439
Net income	$39,115	$13,193	$69,733	$2,865

(1)Other segment items mainly consist of personnel costs, third-party commissions, and advertising and marketing costs.
(2)Includes interest income of $0.4 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.
See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.
Refer to Note 2 - Revenue in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about revenue by geographic location.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. As of June 30, 2026 and December 31, 2025, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable. For the three and six months ended June 30, 2026 and 2025, none of the Company’s customers accounted for more than 10% of the Company’s total revenues or subscriptions revenues.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of June 30, 2026 and December 31, 2025, approximately 84% and 87% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of June 30, 2026 and December 31, 2025.

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
Overview
Over the past 27 years, RingCentral, Inc., a global leader in AI-powered customer engagement, has transformed business communications, leading the shift from on-premises legacy communications to the cloud. Today, the company has an AI-powered, multi-product portfolio including Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), RingCentral AI solutions, Video and Events. RingCentral’s core tenets include: a) Trust: We provide a carrier-grade, cloud-based communications platform that businesses can trust with reliability, security, and privacy; b) Innovation: We plan to invest over $250 million in research and development in 2026 to execute through focused and strategic innovation, setting the bar in the industry for many market firsts; c) Partnerships: We have a diverse set of strategic partners, global service providers, channel partners, and third-party developers. RingCentral is designed for intelligent, connected, and effortless business communications, making employee and customer experiences more productive and efficient.
Our cloud-based offerings, including RingEX, Customer Engagement Bundle, RingCX, and RingCentral Contact Center, are primarily subscription based and made available at different rates varying by the specific functionalities, services, and number of users. Our AI-led products including AI Receptionist (AIR), and AI Conversation Expert (ACE) are offered on either a usage-based or seat-based pricing model.
Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the three and six months ended June 30, 2026, and 2025, subscriptions revenues accounted for over 90% of our total revenues. Other revenues are comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
As of June 30, 2026, we had customers from a range of industries, including healthcare, financial and professional services, retail, state and local government, education, legal services, real estate, technology, insurance, construction and hospitality, among others. For the three and six months ended June 30, 2026, and 2025, the vast majority of our total revenues were generated in the U.S. and Canada.
The growth of our business and our future success depend on many factors, including our ability to add new customers, retain and expand within our existing customer base, continue to innovate and successfully monetize our AI-led product portfolio, increase sales and revenues from our existing and new products, and execute efficiently on our go-to-market strategy.
We have been actively implementing various measures to enhance operational efficiencies, expand margins and free cash flows while optimizing our working capital requirements. These measures include disciplined hiring, expanded use of offshore service providers, vendor consolidation, optimization of our go-to-market motions, and increased internal deployment of AI tools to drive productivity. A key component of our margin expansion strategy is the reduction of stock-based compensation (SBC) as a percentage of revenue. SBC decreased to approximately 8.7% of total revenue for the three months ended June 30, 2026, compared to approximately 10.2% for the prior-year period. For the six months ended June 30, 2026, SBC decreased to approximately 8.6% of total revenue, compared to approximately 11.5% for the prior-year period.
Due to recent profitability, a reversal of our valuation allowance in certain jurisdictions in the foreseeable future is reasonably possible which would result in income tax benefit for the period in which we reduce the valuation allowance.

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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2026 was $229.7 million. As such, our ARR at June 30, 2026 was $2.76 billion compared to $2.59 billion at June 30, 2025.
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
Our key business metrics for the five quarterly periods ended June 30, 2026 were as follows (dollars in billions, except percentages):

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.76	$2.71	$2.67	$2.63	$2.59

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Subscriptions	$633,649	$598,728	$1,256,815	$1,188,840
Other	23,362	21,670	44,395	43,614
Total revenues	657,011	620,398	1,301,210	1,232,454
Cost of revenues
Subscriptions	159,504	150,788	313,912	303,883
Other	25,198	28,162	50,220	55,517
Total cost of revenues	184,702	178,950	364,132	359,400
Gross profit	472,309	441,448	937,078	873,054
Operating expenses
Research and development	82,801	77,539	164,514	159,522
Sales and marketing	274,907	263,585	547,750	538,483
General and administrative	64,316	63,361	124,501	127,746
Total operating expenses	422,024	404,485	836,765	825,751
Income from operations	50,285	36,963	100,313	47,303
Other income (expense), net
Interest expense	(18,672)	(16,466)	(33,477)	(32,581)
Other income (expense)	10,638	(4,820)	9,524	(3,418)
Other expense, net	(8,034)	(21,286)	(23,953)	(35,999)
Income before income taxes	42,251	15,677	76,360	11,304
Provision for income taxes	3,136	2,484	6,627	8,439
Net income	$39,115	$13,193	$69,733	$2,865

Percentage of Total Revenues*

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Subscriptions	96%	97%	97%	96%
Other	4	3	3	4
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	24	24	24	25
Other	4	5	4	5
Total cost of revenues	28	29	28	29
Gross profit	72	71	72	71
Operating expenses
Research and development	13	12	13	13
Sales and marketing	42	42	42	44
General and administrative	10	10	10	10
Total operating expenses	64	65	64	67
Income from operations	8	6	8	4
Other income (expense), net
Interest expense	(3)	(3)	(3)	(3)
Other income (expense)	2	(1)	1	—
Other expense, net	(1)	(3)	(2)	(3)
Income before income taxes	6	3	6	1
Provision for income taxes	—	—	1	1
Net income	6%	2%	5%	—%
* Percentages may not add up due to rounding.
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues
Subscriptions	$633,649	$598,728	$34,921	6%	$1,256,815	$1,188,840	$67,975	6%
Other	23,362	21,670	1,692	8	44,395	43,614	781	2
Total revenues	$657,011	$620,398	$36,613	6%	$1,301,210	$1,232,454	$68,756	6%
Percentage of revenues
Subscriptions	96%	97%			97%	96%
Other	4	3			3	4
Total	100%	100%			100%	100%
Subscriptions revenues. Subscriptions revenues increased by $34.9 million, or 6%, for the three months ended June 30, 2026, and $68.0 million, or 6%, for the six months ended June 30, 2026, as compared to the respective prior year period. Subscriptions revenues increased primarily due to acquisition of new customers and upsell of our products, including new AI-led products.

Other revenues. Other revenues increased by $1.7 million, or 8%, for the three months ended June 30, 2026, and $0.8 million, or 2%, for the six months ended June 30, 2026, as compared to the respective prior year period. The increase in other revenues was primarily driven by higher professional services and higher device sales as a result of overall growth in business compared to the respective prior year periods.
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
Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of revenues
Subscriptions	$159,504	$150,788	$8,716	6%	$313,912	$303,883	$10,029	3%
Other	25,198	28,162	(2,964)	(11)	50,220	55,517	(5,297)	(10)
Total cost of revenues	$184,702	$178,950	$5,752	3%	$364,132	$359,400	$4,732	1%
Gross margins
Subscriptions	75%	75%			75%	74%
Other	(8)%	(30)%			(13)%	(27)%
Total gross margin %	72%	71%			72%	71%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $8.7 million, or 6%, for the three months ended June 30, 2026, as compared to the respective prior year period. The increase was primarily driven by a $10.2 million increase in infrastructure support costs, partially offset by a $1.9 million decrease in third-party costs to support our solution offerings.
Cost of subscriptions revenues increased by $10.0 million, or 3%, for the six months ended June 30, 2026, as compared to the respective prior year period. The increase was primarily driven by a $15.2 million increase in infrastructure support costs, partially offset by a $3.9 million decrease in third-party costs to support our solution offerings.
Our subscription gross margin remained consistent for the three and six months ended June 30, 2026, as compared to the respective prior year period.
Cost of other revenues and gross margin. Cost of other revenues decreased and gross margins improved for the three and six months ended June 30, 2026, as compared to the respective prior year period, primarily due to reduction in personnel costs.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$82,801	$77,539	$5,262	7%	$164,514	$159,522	$4,992	3%
Percentage of total revenues	13%	12%			13%	13%
Research and development expenses increased by $5.3 million, or 7%, for the three months ended June 30, 2026, as compared to the respective prior year period, primarily driven by a $4.2 million increase in personnel costs.
Research and development expenses increased by $5.0 million, or 3%, for the six months ended June 30, 2026, as compared to the respective prior year period, primarily driven by a $5.1 million increase in personnel costs and a $2.3 million increase in overhead costs. These increases were partially offset by a $2.3 million reduction in share-based compensation expense due to lower new grant activity.

We believe that investment in our products, including new AI-led products, is important for our future growth, and our research and development expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales and marketing	$274,907	$263,585	$11,322	4%	$547,750	$538,483	$9,267	2%
Percentage of total revenues	42%	42%			42%	44%
Sales and marketing expenses increased by $11.3 million, or 4%, for the three months ended June 30, 2026, as compared to the respective prior year period. The increase was primarily driven by a $8.5 million increase in third-party commissions and a $5.6 million increase in personnel costs, partially offset by a $2.1 million reduction in share-based compensation due to lower new grant activity.
Sales and marketing expenses increased by $9.3 million, or 2%, for the six months ended June 30, 2026, as compared to the respective prior year period. The increase was primarily driven by a $18.2 million increase in third-party commissions and a $5.2 million increase in personnel costs, partially offset by a $13.7 million reduction in share-based compensation due to lower new grant activity.
We expect to incur incremental sales and marketing expenses to support our growth while driving operational efficiencies.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative	$64,316	$63,361	$955	2%	$124,501	$127,746	$(3,245)	(3)%
Percentage of total revenues	10%	10%			10%	10%
General and administrative expenses remained relatively flat for the three months ended June 30, 2026, as compared to the respective prior year period as the increases in professional fees and overhead costs were partially offset by a $3.9 million reduction in share-based compensation due to lower new grant activity.
General and administrative expenses decreased by $3.2 million, or (3)%, for the six months ended June 30, 2026, as compared to the respective prior year period. This decrease was primarily driven by a $9.1 million reduction in share-based compensation resulting from lower new grant activity, partially offset by a $4.0 million increase in professional fees and $2.2 million increase in overhead costs.
We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we continue to realign our hiring strategies and rationalize our discretionary spending.
Other Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$(18,672)	$(16,466)	$(2,206)	13%	$(33,477)	$(32,581)	$(896)	3%
Other income (expense)	10,638	(4,820)	15,458	nm	9,524	(3,418)	12,942	nm
Other expense, net	$(8,034)	$(21,286)	$13,252	(62)%	$(23,953)	$(35,999)	$12,046	(33)%
*nm – not meaningful

Interest expense. Interest expense increased by $2.2 million, or 13%, and $0.9 million, or 3%, for the three and six months ended June 30, 2026, respectively, as compared to the respective prior year, primarily attributable to interest incurred on the incremental Term Loan.
Other income (expense). Other income (expense) increased by $15.5 million for the three months ended June 30, 2026, as compared to the respective prior year, primarily due to a $15.0 million net gain recognized in connection with an amended agreement with a partner.
Other income (expense) increased by $12.9 million for the six months ended June 30, 2026, as compared to the respective prior year, primarily due to a $15.0 million net gain recognized in connection with an amended agreement with a partner, partially offset by a $1.6 million increase in loss on debt extinguishment recognized in connection with the repurchase of $100.0 million principal amount of our 2030 Senior Notes for an aggregate repurchase price of $105.0 million.
Other income (expense), net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, and fluctuations in currency exchange rates in the current macroeconomic environment.
Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. As of June 30, 2026, and December 31, 2025, we had cash and cash equivalents of $111.5 million and $132.6 million, respectively. These amounts include restricted cash of $8.4 million and $8.4 million, respectively, held as a bank deposit for issuance of a foreign bank guarantee. As of June 30, 2026, we have access to additional liquidity of $50.0 million available under our delayed draw-down Term Loan and $305.0 million available under our Revolving Credit Facility.
For the six months ended June 30, 2026, net cash provided by operating activities was $370.5 million. During the six months ended June 30, 2026, we generated $320.8 million of free cash flow, a non-GAAP financial measure defined as net cash provided by operating activities less capital expenditures (see below for a reconciliation to GAAP). Our capital allocation strategy includes investing in innovation, reducing debt, returning capital to shareholders through share repurchases and dividends. For the six months ended June 30, 2026, we repurchased 4.8 million common shares for $175.0 million, repaid $132.2 million of long-term debt, used $7.9 million of cash for business combinations and used $12.8 million to pay quarterly cash dividend of $0.075 per share of our outstanding capital stock.
During the six months ended June 30, 2026, we reduced our outstanding debt by $132.2 million by repaying in full the remaining $609.1 million outstanding principal of our 2026 Convertible Notes using $600.0 million of proceeds from borrowings under our Term Loan, and cash on hand equal to $9.1 million. Further, we made payments aggregating to $23.1 million as part of our regular scheduled quarterly principal repayment obligations under the Credit Agreement. As a result, as of June 30, 2026, the total outstanding Term Loan balance was $879.1 million and the Revolving Credit Facility balance was zero. We also repurchased $100.0 million of principal of 2030 Senior Notes. As a result, as of June 30, 2026, the total outstanding principal of the 2030 Senior Notes was $250.0 million. Refer to Note 5, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement, and the 2030 Senior Notes.
Under our share repurchase programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. During the six months ended June 30, 2026, we repurchased and settled approximately 4.8 million shares of our Class A Common Stock, by paying an aggregate amount of approximately $175.0 million under the plans previously authorized by our board of directors. The authorization under these programs does not expire. As of June 30, 2026, approximately $325.8 million remained authorized and available under our share repurchase programs for future share repurchases. Refer to Note 10, Stockholders’ Deficit in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The following table sets forth the current outstanding debt principal and the future contractual payments as of June 30, 2026 (in thousands):

	Term Loan	2030 Senior Notes	Total
2026 remaining	$23,135	$—	$23,135
2027	46,269	—	46,269
2028	46,269	—	46,269
2029	46,269	—	46,269
2030 onwards	717,173	250,000	967,173
Total principal amount	$879,115	$250,000	$1,129,115
In February 2026, our Board of Directors initiated our first-ever quarterly cash dividend program. In May 2026, the Company declared a quarterly cash dividend of $0.075 per share of our outstanding capital stock, payable on June 11, 2026 to stockholders of record as of the close of business on June 2, 2026. In July 2026, our Board of Directors approved a cash dividend of $0.125 per share, representing, approximately, a 67% increase from the previous quarterly dividend of $0.075 per share. The dividend is payable on August 20, 2026 to stockholders of record as of the close of business on August 6, 2026, on each of the Company's Class A common stock, Class B common stock, and Series A Convertible Preferred Stock (on an as-converted basis). We intend to pay a cash dividend on a quarterly basis going forward, subject to market conditions and approval by our Board.
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
Cash Flows
The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$370,480	$317,076
Net cash used in investing activities	(57,571)	(42,515)
Net cash used in financing activities	(332,903)	(353,787)
Effect of exchange rate changes	(1,069)	4,528
Net decrease in cash and cash equivalents	$(21,063)	$(74,698)

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
Net cash provided by operating activities was $370.5 million for the six months ended June 30, 2026. The cash flow from operating activities was driven by timing of cash receipts from customers, partners and global service providers, offset by cash payments for personnel-related costs and payments to vendors along with interest payments on our debt obligations.
Net cash provided by operating activities for the six months ended June 30, 2026 increased by $53.4 million, as compared to the respective prior year period, driven by a $66.9 million improvement in net income reflecting strong operating performance and continued efficiency gains, partially offset by $29.6 million reduction in stock-based compensation expense. Cash flow provided by operating activities also increased by $11.8 million, net due to changes in assets and liabilities, including benefits from customer and partner prepayments.
Net Cash Used In Investing Activities
Our primary investing activities consist of our capital expenditures and expenditures for internal-use software, business acquisitions, and cash paid for intellectual property assets.
Net cash used in investing activities was $57.6 million for the six months ended June 30, 2026, driven by $49.6 million in capital expenditures, including personnel-related costs associated with the development of internal-use software, and $7.9 million in cash paid for business combination.
Net cash used in investing activities for the six months ended June 30, 2026 increased by $15.1 million, as compared to the respective prior year period. The change was attributed to $7.9 million of cash used for business combinations, and a $7.1 million increase in capital expenditures.
Net Cash Used In Financing Activities
Our primary financing activities include utilizing cash to repurchase Class A Common Stock under our share repurchase programs, paying dividends, servicing and repaying debt, paying contingent consideration, proceeds from issuance under our stock plans, paying taxes related to these plans, and meeting our existing financing commitments.
Net cash used in financing activities was $332.9 million for the six months ended June 30, 2026. This was primarily driven by the cash settlement of $609.1 million upon the maturity of our 2026 Convertible Notes, partially offset by $600.0 million of Term Loans drawn under our Credit Agreement. Additional outflows included $175.0 million used to repurchase approximately 4.8 million shares of our Class A Common Stock, $105.0 million to repurchase $100.0 million of principal on our 2030 Senior Notes, $23.1 million of principal repayments in respect of our Term Loan, $15.5 million for taxes related to net share settlement of equity awards, and $12.8 million paid for dividends. These outflows were partially offset by $10.0 million in proceeds from issuance of stock in connection with our stock plans.
Net cash used in financing activities decreased by $20.9 million, as compared to the respective prior year period. The decrease was primarily driven by lower net debt repayments of $139.1 million, reflecting $132.2 million of net principal repayments during the six months ended June 30, 2026 compared to $271.3 million in the comparable prior-year period. This decrease was partially offset by $93.2 million of higher common stock repurchases, $12.0 million of higher payments for taxes on net share settlement of equity awards, and $12.8 million of cash dividends paid during the period.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable U.S. GAAP measure, for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$370,480	$317,076
Capitalized expenditures	(49,642)	(42,515)
Non-GAAP free cash flow	$320,838	$274,561
Remaining Performance Obligations
We have generally signed new customer contracts with typical subscription terms ranging from one month to five years. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute our remaining performance obligations. Until we meet our performance obligations, we do not recognize them as revenues in our condensed consolidated financial statements. Our remaining performance obligations exclude contracts with an original expected length of less than one year. Contract revenue as of June 30, 2026 that has not yet been recognized was approximately $2.7 billion.
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
Off-Balance Sheet Arrangements
During the six months ended June 30, 2026 and 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Since December 31, 2025, there have been no material changes to our critical accounting policies and estimates, other than income taxes described below.
Income Taxes
We evaluate our deferred tax assets for realizability considering both positive and negative evidence. In evaluating the need for a valuation allowance, we estimate future taxable income based on management’s business plans. Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results.
We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts. If we conclude that we are more likely than not to utilize some or all of our deferred tax assets, we will reduce some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination, which will cause a corresponding one-time increase to net income. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision and could have a material impact on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, derivative instruments, provision for income taxes, uncertain tax positions, valuation allowance related to deferred tax assets, change in the fair value of contingent consideration, loss contingencies, sales tax liabilities and accrued liabilities. Management periodically evaluates these estimates and will make adjustments prospectively based upon the results of such periodic evaluations. Actual results may differ from these estimates.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and six months ended June 30, 2026, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of June 30, 2026, we had cash and cash equivalents of $111.5 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three and six months ended June 30, 2026, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of June 30, 2026, we had no amounts outstanding under our Revolving Credit Facility and $879.1 million principal outstanding under our Term Loan under our Credit Agreement. Borrowings under our Credit Agreement bear interest under a floating rate mechanism, which exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028. From time to time, we may elect to dedesignate certain cash flow hedging relationships as a result of changes in the repricing terms or partial repayments of our outstanding long-term debt. As of June 30, 2026, our interest rate swap agreement is designated as cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of June 30, 2026, we had $250.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of our 2030 Senior Notes are exposed to interest rate risk. Generally, the fair value of the 2030 Senior Notes will increase as interest rates fall and decrease as interest rates rise.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•If we are unable to develop, license, or acquire new services or applications, particularly AI products and services, on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.
•If we are unable to attract new customers to our subscriptions or upsell to customers on a cost-effective basis, our business will be materially and adversely affected.
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
We have incurred substantial net losses since our inception prior to achieving profitability in accordance with U.S. GAAP. We may not maintain profitability in future periods or, if we are profitable, we may not fully achieve our profitability targets. We have historically spent and expect to continue to spend considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to expend significant resources in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development, regulatory compliance, and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.
In order to maintain net income in the future, we will need to do one or more of the following: increase our revenues, manage our cost structure, and/or avoid significant liabilities. Revenue growth has slowed and in the future, revenues may decline, or we may incur significant losses for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in customer demand or the growth of the markets in which we compete, in particular the UCaaS, CCaaS and software-as-a-service (“SaaS”) markets, shifts in our product mix, or if we fail for any reason to continue to capitalize on growth opportunities, including those related to our AI-based initiatives. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery, and quality problems and other unknown factors that may result in losses in future periods or prevent us from maintaining profitability in the future. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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
•service outages or actual or perceived information security breaches or incidents impacting or caused by us or the third parties upon which we rely, and any related impact on our reputation;
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
If we are unable to develop, license, or acquire new services or applications, particularly AI products and services, on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice, video communications, messaging and contact center solutions by businesses, as compared to email and other data-based methods. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. Currently, we derive a majority of our revenues from subscriptions to RingEX, and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality, such as Customer Engagement Bundle, RingCX, RingCentral Contact Center, AI Receptionist (AIR), AI Representative Pro (Air Pro), AI Virtual Assistant, AI Conversation Expert (ACE), RingWEM, and RingCentral Events that enhance or are in addition to the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. For example, we and our peers and competitors continue to invest significantly in AI (including machine learning, large language models, and agentic AI). There are significant risks involved in deploying AI, including agentic AI, and there can be no assurance that using AI in our platforms and products will enhance or be beneficial to our business. We have and will continue to develop and incorporate AI solutions and features into our platforms and products, and these solutions and features may become increasingly more important to our operations, future growth or competitiveness over time. We may rely on AI solutions and features to help drive future growth and efficiency in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI in a timely or cost-effective manner. We cannot guarantee that our investments or assumptions will be accurate around AI or any other customer demand. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to compete effectively, renew our subscriptions with existing customers, increase our subscriptions revenues from our existing customers, and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
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
If we are unable to attract new customers to our subscriptions or upsell to customers on a cost-effective basis, our business will be materially and adversely affected.
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
Our competitors include but are not limited to: 8x8, Inc., Dialpad, Inc., GoTo Group, Inc., Microsoft Corporation, Nextiva, Inc., Twilio Inc., Ericsson, Zoom, Amazon.com, Inc., AT&T Inc., BT Group plc, TELUS Corporation, Vodafone Group Plc, Deutsche Telekom, Avaya LLC, Mitel Networks Corporation, Cisco Systems, Inc., Alphabet Inc., Meta Platforms, Inc., Oracle Corporation, Salesforce Inc., Five9, Inc., NICE (including LiveVox Holdings, Inc. and Cognigy GmbH), Genesys Telecommunications Laboratories, Inc., Talkdesk, Inc., Verint Systems Inc., Calabrio, Inc., yellow.ai, ON24, Inc., Cvent Holding Corp., Gong.io Inc., Alianza, Inc., and Outreach Corporation.
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
•the potential liability or expenses associated with new types of data stored, existing security obligations or liabilities, unknown weaknesses in our solutions, insufficient security measures in place, prior security incidents that were not known to us at the time of our transaction, and security compromises of our networks and systems via assets not previously under our control;
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
We employ layered security measures and have a means of working with third parties who report vulnerabilities to us. In addition, we use third-party vendors who, in some cases, have access to our data and our employees’, partners’, and customers’ data. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors’ computing devices, infrastructure, or networks have in the past, and may in the future, be vulnerable to hackers, computer viruses, worms, ransomware, other malware, human error, theft, misuse, phishing, denial-of-service attacks, or similar disruptive problems that are caused by or through a security weakness or vulnerability in our or our vendors’ infrastructure, network, or business practices or our or our vendors’ customers, employees, business partners, consultants, or other Internet users who attempt to obtain unauthorized access to our or our vendors’ corporate or personal systems, networks, or devices. Security weaknesses or vulnerabilities in our, our vendors’, or our customers’ infrastructure, networks, or business practices could lead to increased costs, liability claims, including contractual liability claims relating to security obligations in agreements with our partners and our customers, fines, claims, investigations and other proceedings, reduced revenue, or harm to our reputation or competitive position. In addition, even if vulnerabilities are not exploited or targeted, we could incur increased costs and capital expenditures in any efforts we undertake to strengthen our security controls or remediate security vulnerabilities.
We have implemented remote work practices and offer work-issued devices to substantially all employees, whether working in an office or remotely. Actions of employees while working remotely may have significant effects on the security of our infrastructure, networks, and the information we process, such as by increasing the risk of compromise to systems or data arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store information outside of our network. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability to or expose us to security threats, such as ransomware or other malware and phishing attacks, and we may remain responsible for or otherwise face liability in connection with unauthorized access to, loss, unavailability, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors, business partners, or consultants process or otherwise maintain. Additionally, political and geopolitical uncertainty and actions, such as the ongoing conflicts and escalation of hostilities in the Middle East, may create heightened risks to us and our vendors, business partners, and consultants of cyber-attacks from nation-state actors or their affiliated entities, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Also, cyber-attacks, including on the supply chain (including our software supply chain), continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts, or those of our suppliers, have been or will be successful.
We rely on encryption and authentication technology to provide secure transmission of and access to confidential information, including customer credit card numbers, debit card numbers, direct debit information, customer communications, and files uploaded by our customers. Advances in computer capabilities, new cryptographic discoveries, software or hardware bugs or vulnerabilities, social engineering activities, the introduction of ransomware or other malicious code, or other developments may result in a compromise or breach of the technology we use to protect our data and our customer data, or of the data itself. We also have incorporated AI-powered features into our solutions and may continue to incorporate additional AI features and technologies into our solutions in the future. Our use of AI features and technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, the increasing availability and sophistication of AI technologies may enable threat actors to more rapidly identify and exploit vulnerabilities in our systems and those of our vendors and other third parties, conduct more sophisticated phishing, social engineering, impersonation and deepfake attacks, accelerate the development of malicious code, automate cybersecurity attacks, and otherwise increase the scale, speed and effectiveness of cyber threats, resulting in heightened risks of security breaches and incidents.
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

We rely on third-party vendors and competitors to deliver contact center, SMS, and other services to customers, and changes in these relationships could have a material adverse effect on our business, results of operations and financial condition.
We currently use and/or provide third-party technology and integrations from NICE, Bandwidth.com, Inc., Microsoft Corporation and other companies to provide some of our solutions to our customers, including contact center and SMS solutions. We use, or in the future, may use and rely on technologies of other third-parties to deliver features and functionalities. We cannot assure you that we will be able to renew our agreements with any of these third-party providers and any of these service providers could elect or attempt to stop providing us with access to their services. In addition, these third-party providers may terminate or breach their contracts with us, or allow these contracts to expire. If any of these service providers cease to provide us with their services, fail to provide these services to us on a cost-effective basis or at reasonable levels of quality and security, ceases operations, or otherwise terminate or discontinue these services, it could have a material adverse effect on our business and results of operations. Our inability to continue to offer these third-party solutions to our customers and/or our inability to effectively offer or migrate these customers to our own alternative or other third-party alternative solutions may have a material adverse effect on our business, results of operations, and financial condition.
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
•restrictions on the transfer of funds;
•deterioration of political relations between the U.S. and other countries where we have personnel who support our business, particularly the European Union (the “EU”), the United Kingdom, China, India, Bulgaria, Spain, Estonia, and the Philippines; and
•political or social unrest, economic instability, conflict or war in such countries.
Our failure to manage any of these risks successfully could harm our future international operations and our overall business.
If we are unable to effectively process local number and toll-free number portability provisioning, and/or our customers are unable to register with TCR in a timely manner, our growth may be negatively affected.
We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. Transferring numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our subscriptions must maintain both our subscription and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on third-party GSPs to transfer these numbers, a process that we do not control, and these third-party GSPs may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the Federal Communications Commission (“FCC”) requires Internet voice communications providers to comply with specified number porting timeframes when customers leave our subscription for the services of another provider. Several international jurisdictions have imposed similar number portability requirements on subscription providers like us. If we or our third-party GSPs are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the U.S., both customers and GSPs may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.
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
Federal Regulation
Our voice products are regulated by the FCC as interconnected VoIP services, and we provide other communications services, such as videoconferencing and fax, that may also be subject to federal regulation. As a communications service provider, we are subject to existing or potential federal regulations including, but not limited to privacy and data protection, national security, disability access, porting of numbers, cooperation with law enforcement, emergency dialing, wiretapping, robocalling and other anti-fraud measures, Federal Universal Service Fund (“USF”) contributions, and national security-related requirements. The potential reclassification of our interconnected VoIP services as Telecommunications Services could result in additional federal and state regulatory obligations. If we do not comply with federal rules and regulations, we could be subject to enforcement actions, fines, loss of authorizations, and possibly restrictions on our ability to provide our services. Any enforcement action, which may be a public process, could result in significant fines, hurt our reputation in the industry, and/or have a material adverse impact on our revenues. In some cases, actions by our customers, vendors or agents could result in liability for us under federal and/or state laws or regulations, either through enforcement by regulatory agencies, state attorneys general, or through private actions. Some of our practices have been and may in the future be challenged under electronic communications privacy laws, such as when we process customer information in connection with providing our services, including AI-powered services, and subject us to litigation (including class-action suits).
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
Regulation of personal information is evolving, and new laws could further impact how we handle personal information and/or could require us to incur additional compliance costs, either or both of which could have an adverse impact on our operations. For example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries; these rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern. The scope and status of these obligations and restrictions is uncertain, changing, subject to differing interpretations, and may be inconsistent from jurisdiction to jurisdiction. As implementation and enforcement of these existing and new laws and regulations progress, we could experience additional costs associated with increased compliance burdens and contractual obligations, be required to localize certain personal data, and/or be at risk for increased regulatory fines or damages. There are a number of legislative proposals in the United States, at both the federal and state level, and in the EU and more globally, that could impose new obligations in areas such as data processing and other related legislation. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business but may require us to adjust contract terms and technical measures to comply. These changes may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business. Failure by us, our vendors, or our agents to comply with obligations and restrictions related to data privacy, data protection, and security in any jurisdiction in which we operate has in the past and may in the future subject us to lawsuits, including class-action suits, and could subject us to regulatory investigations, substantial fines, sanctions, civil and criminal penalties, damages (including statutory damages), consent decrees, injunctions, adverse publicity, reputational damage, and other losses. For example, plaintiffs have become increasingly active in bringing privacy-related and AI claims and class-action suits against companies, including us. Some of these claims or actions allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for very large statutory damages, depending on the volume of data and the number of violations. Further, our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations, and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand. Even the perception of privacy-related concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. As of June 30, 2026, our intellectual property portfolio included 525 issued patents, including patents acquired from strategic partnership transactions, which expire between 2026 and 2044. As of June 30, 2026, we also had 100 patent applications pending examination in the U.S. and 28 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be invalidated or may be circumvented by others. Further, we have in the past and may in the future license some of our patents to third parties and/or “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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
As of June 30, 2026, we had $250.0 million principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes”) outstanding. As of June 30, 2026, we had no amounts outstanding under our Revolving Credit Facility and $879.1 million principal outstanding under our Term Loan. Subject to certain conditions, we may borrow additional amounts under the Credit Agreement, as amended, including up to $305.0 million under our existing Revolving Credit Facility, and up to $50.0 million of Term Loan commitments (the “Term Loan Commitments”). The Term Loan Commitments remain available for draw through September 30, 2026. The $305.0 million Revolving Credit Facility commitments remain available for draw until September 11, 2030, at which time the facility will terminate, and all outstanding revolving loans under the facility and the outstanding Term Loan will be due and payable.
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
On September 11, 2025, we entered into an Amended and Restated Credit Agreement among us, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended, amended and restated or otherwise modified from time to time, the “Credit Agreement”). The amendment to the Credit Agreement increased the delayed draw Term Loan commitment to $650.0 million and increased the Revolving Credit Facility to $305.0 million. As of June 30, 2026, we had $879.1 million principal outstanding under our Term Loan and no amounts outstanding under our Revolving Credit Facility.
The unused delayed draw Term Loan Commitments in the amount of $50.0 million remain available for draw through September 30, 2026. Additionally, the $305.0 million Revolving Credit Facility commitments remain available for draw until September 11, 2030, at which time the facility will terminate, and all outstanding revolving loans under the facility will be due and payable. Any drawdown under the Credit Agreement is subject to compliance with the restrictive covenants contained in the Senior Notes Indenture.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of June 30, 2026, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may elect to terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the 2030 Senior Notes. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. Refer to Note 5 – Long-Term Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Our Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), has 10 votes per share, and our Class A Common Stock has one vote per share (Class B Common Stock together with our Class A Common Stock, our “common stock”). Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of June 30, 2026, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, their affiliates, and family members, together hold approximately 57% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the dual class structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Our board of directors has authorized share repurchase and dividend programs. We plan to fund share repurchases and dividends from our future cash flow generation, as well as from additional potential sources of cash. Under our share repurchase program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. This program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. During the six months ended June 30, 2026, we repurchased approximately $174.2 million of our Class A Common Stock under this program. In addition, in February 2026, our board of directors initiated a quarterly cash dividend program. The timing and number of any future share repurchases under the share repurchase program, and the specific timing and amount of any dividend payments, if any, under the dividend program will be determined by our management and will depend on a variety of factors, including our results of operations, financial condition, liquidity, capital requirements, stock price, trading volume, and general business and market conditions. Our board of directors will review these programs periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of any share repurchases or dividend payments. The share repurchase program and dividend payments could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. The share repurchase program or dividend payments may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, including the One Big Beautiful Bill Act enacted in 2025, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. In addition, certain jurisdictions, such as the United Kingdom and France, have enacted a digital services tax on revenues derived from digital activities in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws in the future. Further, our business could be adversely affected by escalating transatlantic trade tensions, including with respect to the imposition or threat of new or increased tariffs and other economic countermeasures adopted by the United States and/or European countries in response to threats or actions taken by the other.
The Organisation for Economic Cooperation and Development (the “OECD”) has proposed a two-pillar solution to address tax challenges arising from the digitalization of the economy, including a global minimum tax rate of 15% for certain large multinational companies (“Pillar Two”). Pillar Two has been implemented into the domestic laws of certain jurisdictions, including the EU Member States, and is being considered for implementation by other countries. On January 5, 2026, the OECD announced a side-by-side elective safe harbor that exempts U.S. multinational enterprises from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026, but does not provide an exemption from “qualified domestic minimum top-up taxes”, which have been implemented into the domestic law in a number of jurisdictions in which we operate. These or any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
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
As of December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) of $1.3 billion and state NOLs of $1.0 billion. As of June 30, 2026, we maintain a full valuation allowance against these NOLs and will maintain this valuation allowance until there is sufficient evidence to support the reversal of all or a portion of the allowance. Realization of these NOLs depends on future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our reported financial condition and results of operations. However, the Company does not expect there will be any carryforwards that would expire unused in 2026.

In addition to the potential carryforward limitations described above, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, our ability to utilize NOLs or other tax attributes in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. California legislation (SB 167) suspends the use of NOLs for taxable years beginning on or after January 1, 2024, and before January 1, 2027. In addition, under SB 167 and SB 122 (enacted June 29, 2026), California limits the aggregate use of business tax credits to $5 million per taxable year through taxable years beginning before January 1, 2030, and thereafter to the greater of $5 million or 70% of total taxes imposed. These limitations may adversely affect our company if we earn taxable income in the impacted tax years.
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
Our estimates or judgments relating to our significant accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A Common Stock.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management affect revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, valuation allowance relating to deferred tax assets, loss contingencies, sales tax liabilities, and accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include those related to revenues, the allowance for doubtful accounts, valuation of long-term investments, deferred and prepaid sales commission costs, goodwill, useful lives of intangible assets, share-based compensation, capitalization of internally developed software, return reserves, provision for income taxes, uncertain tax positions, change in the fair value of contingent consideration, loss contingencies, sales tax liabilities, and accrued liabilities. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A Common Stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended June 30, 2026 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
Balance as of March 31, 2026				$417,896
April 1, 2026 to April 30, 2026	541,883	$38.74	541,883	396,901
May 1, 2026 to May 31, 2026	921,133	$42.54	921,133	357,716
June 1, 2026 to June 30, 2026	774,469	$41.15	774,469	325,844
Balance as of June 30, 2026	2,237,485		2,237,485	$325,844
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
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Mine Safety Disclosures
    None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officers adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows: On June 12, 2026, Kira Makagon, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 241,781 shares of Class A common stock.

The number of shares that may be sold under the trading arrangement may also be increased by the number of shares of the company’s Class A common stock, if any (not yet determinable) that are awarded to Ms. Makagon under the company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 26, 2027 or earlier if all transactions under the trading arrangement are completed.
On May 22, 2026, Tarun Arora, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 83,269 shares of Class A common stock. The number of shares that may be sold under the trading arrangement may also be increased by the number of shares of the company’s Class A common stock, if any (not yet determinable) that are awarded to Mr. Arora under the company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 16, 2027 or earlier if all transactions under the trading arrangement are completed.
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

101
The following financial information from RingCentral Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

RingCentral, Inc.

Date: July 23, 2026	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Financial Officer (Principal Financial Officer)

Date: July 23, 2026	By:	/s/ Tarun Arora
Tarun Arora
Chief Accounting Officer (Principal Accounting Officer)