Form 10-Q
period 2026-09-30
RingCentral, Inc.
filed 2026-10-23
CIK 1384905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒
As of October 15, 2026, there were 74,700,813 shares of Class A Common Stock issued and outstanding and 9,759,538 shares of Class B Common Stock issued and outstanding.

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
•our ability to realize our U.S. deferred tax assets and our expectations regarding the remaining valuation allowance recorded against our deferred tax assets;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RINGCENTRAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$110,118	$132,564
Accounts receivable, net	377,654	384,100
Deferred and prepaid sales commission costs	150,570	167,304
Prepaid expenses and other current assets	84,707	81,190
Total current assets	723,049	765,158
Property and equipment, net	193,337	186,570
Operating lease right-of-use assets	39,765	30,855
Deferred and prepaid sales commission costs, non-current	215,485	252,504
Goodwill	102,749	97,792
Acquired intangibles, net	44,021	135,410
Deferred tax asset	546,912	2,094
Other assets	9,738	11,072
Total assets	$1,875,056	$1,481,455
Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities
Accounts payable	$27,525	$27,677
Accrued liabilities	306,667	297,633
Current portion of long-term debt, net	48,901	624,216
Deferred revenue	296,068	269,122
Total current liabilities	679,161	1,218,648
Long-term debt, net	961,674	629,580
Operating lease liabilities	22,340	14,372
Other long-term liabilities	24,817	7,525
Total liabilities	1,687,992	1,870,125

Commitments and contingencies (Note 9)
Series A convertible preferred stock	199,449	199,449

Stockholders’ deficit
Common stock	8	9
Additional paid-in capital	1,079,624	1,123,447
Accumulated other comprehensive income	5,867	2,458
Accumulated deficit	(1,097,884)	(1,714,033)
Total stockholders’ deficit	(12,385)	(588,119)
Total liabilities, temporary equity and stockholders’ deficit	$1,875,056	$1,481,455
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Subscriptions	$652,944	$615,821	$1,909,759	$1,804,661
Other	23,099	22,834	67,494	66,448
Total revenues	676,043	638,655	1,977,253	1,871,109
Cost of revenues
Subscriptions	160,841	153,938	474,753	457,821
Other	20,899	26,388	71,119	81,905
Total cost of revenues	181,740	180,326	545,872	539,726
Gross profit	494,303	458,329	1,431,381	1,331,383
Operating expenses
Research and development	88,065	79,908	252,579	239,430
Sales and marketing	282,918	281,558	830,668	820,041
General and administrative	69,434	66,056	193,935	193,802
Total operating expenses	440,417	427,522	1,277,182	1,253,273
Income from operations	53,886	30,807	154,199	78,110
Other income (expense), net
Interest expense	(17,134)	(13,940)	(50,611)	(46,521)
Other (expense) income	(8,738)	179	786	(3,239)
Other expense, net	(25,872)	(13,761)	(49,825)	(49,760)
Income before income taxes	28,014	17,046	104,374	28,350
(Benefit from) provision for income taxes	(541,686)	(513)	(535,059)	7,926
Net income	$569,700	$17,559	$639,433	$20,424
Net income per share attributable to common stockholders
Basic	$6.73	$0.19	$7.53	$0.23
Diluted	$6.50	$0.19	$7.34	$0.22
Weighted-average number of shares used in computing net income per share attributable to common stockholders
Basic	83,859	90,141	84,187	90,619
Diluted	87,687	91,964	87,096	92,311
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$569,700	$17,559	$639,433	$20,424
Other comprehensive income (loss)
Foreign currency translation adjustments	431	(828)	(2,377)	15,776
Unrealized gain (loss) on derivative instruments	2,150	(122)	5,786	(5,247)
Total other comprehensive income (loss)	2,581	(950)	3,409	10,529
Comprehensive income	$572,281	$16,609	$642,842	$30,953
See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2025	85,199	$9	$1,123,447	$2,458	$(1,714,033)	$(588,119)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,686	—	(10,760)	—	—	(10,760)
Repurchases of common stock	(2,545)	(1)	(82,364)	—	—	(82,365)
Share-based compensation	—	—	48,554	—	—	48,554
Other comprehensive loss	—	—	—	(837)	—	(837)
Dividends declared ($0.075 per share)	—	—	—	—	(6,413)	(6,413)
Net income	—	—	—	—	30,618	30,618
Balance as of March 31, 2026	84,340	$8	$1,078,877	$1,621	$(1,689,828)	$(609,322)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,663	—	5,206	—	—	5,206
Repurchases of common stock	(2,239)	—	(92,287)	—	—	(92,287)
Share-based compensation	—	—	51,625	—	—	51,625
Other comprehensive income	—	—	—	1,665	—	1,665
Dividends declared ($0.075 per share)	—	—	—	—	(6,361)	(6,361)
Net income	—	—	—	—	39,115	39,115
Balance as of June 30, 2026	83,764	$8	$1,043,421	$3,286	$(1,657,074)	$(610,359)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,125	—	(6,785)	—	—	(6,785)
Repurchases of common stock	(440)	—	(16,590)	—	—	(16,590)
Share-based compensation	—	—	59,578	—	—	59,578
Other comprehensive income	—	—	—	2,581	—	2,581
Dividends declared ($0.125 per share)	—	—	—	—	(10,510)	(10,510)
Net income	—	—	—	—	569,700	569,700
Balance as of September 30, 2026	84,449	$8	$1,079,624	$5,867	$(1,097,884)	$(12,385)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance as of December 31, 2024	90,718	$9	$1,215,377	$(8,881)	$(1,757,424)	$(550,919)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,556	—	(1,904)	—	—	(1,904)
Repurchases of common stock	(1,822)	—	(50,036)	—	—	(50,036)
Share-based compensation	—	—	70,671	—	—	70,671
Other comprehensive income	—	—	—	1,319	—	1,319
Net loss	—	—	—	—	(10,328)	(10,328)
Balance as of March 31, 2025	90,452	$9	$1,234,108	$(7,562)	$(1,767,752)	$(541,197)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,718	—	7,397	—	—	7,397
Repurchases of common stock	(1,212)	—	(32,185)	—	—	(32,185)
Share-based compensation	—	—	56,045	—	—	56,045
Other comprehensive income	—	—	—	10,160	—	10,160
Net income	—	—	—	—	13,193	13,193
Balance as of June 30, 2025	90,958	$9	$1,265,365	$2,598	$(1,754,559)	$(486,587)
Issuance of common stock in connection with Equity Incentive and Employee Stock Purchase plans, net of tax withholdings	1,463	—	(4,736)	—	—	(4,736)
Repurchases of common stock	(3,907)	—	(116,614)	—	—	(116,614)
Share-based compensation	—	—	57,573	—	—	57,573
Other comprehensive loss	—	—	—	(950)	—	(950)
Net income	—	—	—	—	17,559	17,559
Balance as of September 30, 2025	88,514	$9	$1,201,588	$1,648	$(1,737,000)	$(533,755)

See accompanying notes to condensed consolidated financial statements

RINGCENTRAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$639,433	$20,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,598	166,402
Share-based compensation	176,446	206,049
Asset write-down charge	—	11,440
Amortization of deferred and prepaid sales commission costs	117,761	123,003
Amortization of debt discount and issuance costs	2,199	3,553
Loss on early extinguishment of debt	14,722	4,988
Reduction of operating lease right-of-use assets	17,373	18,684
Provision for bad debt	10,892	13,605
Tax benefit related to release of valuation allowance	(544,861)	—
Other	5,466	(3,062)
Changes in assets and liabilities:
Accounts receivable	(1,531)	(7,298)
Deferred and prepaid sales commission costs	(84,493)	(78,136)
Prepaid expenses and other assets	(2,944)	(1,196)
Accounts payable	(2,420)	12,500
Accrued and other liabilities	23,942	(4,852)
Deferred revenue	26,838	(298)
Operating lease liabilities	(19,052)	(17,368)
Net cash provided by operating activities	550,369	468,438
Cash flows from investing activities
Purchases of property and equipment	(24,127)	(22,113)
Capitalized internal-use software	(48,640)	(42,242)
Cash paid for business combination, net of cash acquired	(7,929)	(20,754)
Net cash used in investing activities	(80,696)	(85,109)
Cash flows from financing activities
Proceeds from issuance of stock in connection with stock plans	9,978	9,064
Payments for taxes related to net share settlement of equity awards	(22,317)	(8,307)
Payments for repurchases of common stock	(192,973)	(199,036)
Payment of dividends	(23,284)	—
Proceeds from issuance of long-term debt	650,000	—
Payments for the settlement of convertible notes	(609,065)	(161,326)
Repurchases of senior notes, including premium paid	(261,375)	(53,903)
Repayments of principal on term loan	(35,360)	(63,875)
Payments for contingent consideration	(4,889)	—
Other	(1,733)	(7,270)
Net cash used in financing activities	(491,018)	(484,653)
Effect of exchange rate changes	(1,101)	3,884
Net decrease in cash, cash equivalents, and restricted cash	(22,446)	(97,440)
Cash, cash equivalents, and restricted cash
Beginning of period	132,564	242,811
End of period	$110,118	$145,371
Supplemental disclosure of cash flow data:
Cash paid for interest, net of interest rate swap	$58,361	$49,617
Cash paid for income taxes, net of refunds	$12,661	$10,295
Non-cash investing and financing activities
Equipment and capitalized internal-use software purchased and unpaid at period end	$6,235	$6,095
Indemnity holdback consideration	$94	$3,000
Contingent consideration	$1,900	$2,000
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
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2026.
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on total assets, results of operations, or cash flows
Use of Estimates
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
Related Party Transactions
In the ordinary course of business, the Company purchases health insurance services from UnitedHealthcare, a subsidiary of UnitedHealth Group, a provider of health insurance services to the Company. One of the Company’s directors serves as Senior Vice President and Chief Technology Officer of UnitedHealth Group. There were no material amounts payable to or receivable from UnitedHealthcare as of September 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2026, the Company incurred total expenses of $6.5 million and $17.8 million, respectively, with UnitedHealthcare.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update No. 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim financial statements. This ASU also requires disclosure of the total amount of selling expenses

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
and our definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within annual periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statement disclosures.
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
Disaggregation of revenue
Revenue by geographic location is based on the billing address of the customer. The following table provides information about disaggregated revenue by primary geographical markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Primary geographical markets
North America	87%	89%	88%	89%
Others	13	11	12	11
Total revenues	100%	100%	100%	100%
The Company derived over 90% of subscription revenues from RingEX and RingCentral contact center solutions for the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026 and 2025, RingCentral contact center solutions represented over 10% of total revenues.
Deferred revenue
During the three and nine months ended September 30, 2026, the Company recognized revenue of $35.9 million and $248.1 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the year.
Remaining performance obligations
The typical subscription term ranges from one month to five years. Contract revenue as of September 30, 2026 that has not yet been recognized was approximately $2.7 billion. This excludes contracts with an original expected length of less than

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
one year. Of these remaining performance obligations, the Company expects to recognize revenue of 56% of this balance over the next 12 months and 44% thereafter.
Other revenues
Other revenues are primarily comprised of product revenue from the sale of pre-configured phones, and professional services. Product revenues from the sale of pre-configured phones were $13.4 million and $11.4 million for the three months ended September 30, 2026 and 2025, respectively, and $38.6 million and $35.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 3. Financial Statement Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash	$104,548	$127,140
Money market funds	5,570	5,424
Total cash and cash equivalents	$110,118	$132,564
As of September 30, 2026 and December 31, 2025, $8.4 million included in the cash balance above represents restricted cash held in the form of a bank deposit for the issuance of a foreign bank guarantee.
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable	$288,153	$303,256
Unbilled accounts receivable	106,971	98,935
Allowance for doubtful accounts	(17,470)	(18,091)
Accounts receivable, net	$377,654	$384,100
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$52,031	$43,142
Inventory	1,069	929
Other current assets	31,607	37,119
Total prepaid expenses and other current assets	$84,707	$81,190
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer hardware and software	$293,856	$274,700
Internal-use software development costs	425,790	377,785
Furniture and fixtures	8,193	8,990
Leasehold improvements	10,690	10,041
Total property and equipment, gross	738,529	671,516
Less: accumulated depreciation and amortization	(545,192)	(484,946)
Property and equipment, net	$193,337	$186,570

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Total depreciation and amortization expense related to property and equipment was $23.3 million and $21.9 million for the three months ended September 30, 2026 and 2025, respectively, and $68.7 million and $65.1 million for the nine months ended September 30, 2026 and 2025, respectively.
A summary of activity of the Company’s carrying value of goodwill during the nine months ended September 30, 2026 is presented in the following table (in thousands):

Balance as of December 31, 2025	$97,792
Acquisitions (Note 7)	5,710
Foreign currency translation adjustments	(753)
Balance as of September 30, 2026	$102,749
The carrying values of intangible assets are as follows (in thousands):

		September 30, 2026			December 31, 2025
	Weighted-Average Remaining Useful Life	Cost	Accumulated Amortization	Acquired Intangibles, Net	Cost	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	2.8 years	$65,847	$42,080	$23,767	$60,660	$34,745	$25,915
Developed technology	1.1 years	788,978	768,724	20,254	784,130	674,635	109,495
Total acquired intangible assets		$854,825	$810,804	$44,021	$844,790	$709,380	$135,410
Amortization expense from acquired intangible assets for the three months ended September 30, 2026 and 2025 was $33.3 million and $34.6 million, respectively, and $101.9 million and $101.3 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization of developed technology is included in cost of revenues and amortization of customer relationships is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Estimated amortization expense for acquired intangible assets for the following fiscal years is as follows (in thousands):

2026 (remaining)	$15,268
2027	12,294
2028	10,794
2029	3,956
2030 onwards	1,709
Total estimated amortization expense	$44,021
Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$59,710	$54,715
Accrued sales, use, and telecom related taxes	59,258	54,182
Accrued marketing and sales commissions	36,338	37,102
Operating lease liabilities, short-term	20,480	21,293
Other accrued expenses	130,881	130,341
Total accrued liabilities	$306,667	$297,633

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred and Prepaid Sales Commission Costs
Amortization expense for the deferred and prepaid sales commission costs was $39.0 million and $41.1 million for the three months ended September 30, 2026 and 2025, respectively, and $117.8 million and $123.0 million for the nine months ended September 30, 2026 and 2025, respectively. There was no impairment loss in relation to the deferred commissions costs capitalized for the periods presented.
The Company evaluates the recoverability of its deferred and prepaid sales commission balance whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.
During the three months ended June 30, 2026, the Company and Avaya amended their strategic partnership arrangement pursuant to which existing Avaya Cloud Office by RingCentral (ACO) customers will transition to a RingCentral branded offering, while RingCentral will remain Avaya’s exclusive multi-tenant cloud UCaaS offering. ACO customer and partner support will also transition to RingCentral. In connection with the amendment, the Company released Avaya from certain obligations and the transaction resulted in a gain of $15 million, included in other income (expense), net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026.
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
The financial instruments carried at fair value were determined using the following inputs (in thousands):

	Fair Value at September 30, 2026	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,570	$5,570	$—	$—
Other assets:
Interest rate swap derivatives	$3,421	$—	$3,421	$—
Accrued liabilities:
Contingent consideration	$444	$—	$—	$444
Other long-term liabilities:
Contingent consideration	$2,567	$—	$—	$2,567

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,424	$5,424	$—	$—
Accrued liabilities:
Interest rate swap derivatives	$1,285	$—	$1,285	$—
Contingent consideration	911	—	—	911
Other long-term liabilities:
Interest rate swap derivatives	$2,133	$—	$2,133	$—
Contingent consideration	1,136	—	—	1,136
The Company’s other financial instruments, including accounts receivable, other current assets, accounts payable, accrued liabilities and other liabilities, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.
Fair Value of Long-Term Debt
As of September 30, 2026, the carrying amount of the term loan (the “Term Loan”) was $916.9 million. As there are no embedded features or other variable features, the fair value of the Term Loan approximated its carrying value.
As of September 30, 2026, the fair value of the 8.50% senior notes due 2030 (the “2030 Senior Notes”) was approximately $103.3 million. The fair value for the 2030 Senior Notes was determined based on the quoted price for such notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
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

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Long-Term Debt
The following table sets forth the net carrying amount of the Company’s long-term debt (in thousands):

Debt Instrument	Maturity Date	September 30, 2026	December 31, 2025
2030 Senior Notes	Aug 15, 2030	$100,000	$350,000
Term Loan under Credit Agreement (1)	Sep 11, 2030	916,890	302,250
Revolving Credit Facility under Credit Agreement (2)	Sep 11, 2030	—	—
2026 Convertible Notes (3)	Mar 15, 2026	—	609,065
Total principal amount		1,016,890	1,261,315
Less: unamortized debt discount and issuance costs on long-term debt		(6,315)	(7,519)
Less: current portion of long-term debt, net (4)		(48,901)	(624,216)
Net carrying amount of long-term debt		$961,674	$629,580

(1)The Company drew down the remaining $50.0 million available under the Term Loan during the quarter ended September 30, 2026. No amount remains available for drawdown as of September 30, 2026.
(2)The Company has $305.0 million available for borrowing under the Revolving Credit Facility as of September 30, 2026.
(3)The Company settled the remaining $609.1 million principal of the 2026 Convertible Notes in cash on the original maturity date in March 2026.
(4)As of September 30, 2026, the current portion of long-term debt, net, consists of the $48.9 million in expected principal payments due on the Term Loan. The Term Loan requires quarterly principal payments of approximately 1.27% of the refinanced $960.0 million principal amount drawn, with balance due at maturity.
The following table sets forth the future minimum principal payments for long-term debt as of September 30, 2026 (in thousands):

	Term Loan	2030 Senior Notes	Total
2026 remaining	$12,224	$—	$12,224
2027	48,901	—	48,901
2028	48,901	—	48,901
2029	48,901	—	48,901
2030 onwards	757,963	100,000	857,963
Total principal amount	$916,890	$100,000	$1,016,890
As of October 22, 2026, total outstanding principal amount was $996.9 million due to a subsequent repayment. In October 2026, the Company also issued a notice to redeem $25.0 million aggregate principal amount of its 2030 Senior Notes which will be due and payable on October 23, 2026. Following the redemption, the total outstanding principal amount will be $971.9 million.
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
In June 2025, the Company repurchased $50.0 million of principal on its 2030 Senior Notes for an aggregate repurchase price of $53.9 million. This repurchase resulted in the recognition of a $4.7 million loss on debt extinguishment. In

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 2026, the Company repurchased $25.0 million of principal on its 2030 Senior Notes for an aggregate repurchase price of $26.3 million. This repurchase resulted in the recognition of a $1.6 million loss on debt extinguishment. In April 2026, the Company repurchased $75.0 million of principal on its 2030 Senior Notes for an aggregate repurchase price of $78.8 million. This repurchase resulted in the recognition of a $4.8 million loss on debt extinguishment. During the three months ended September 30, 2026, the Company repurchased $150.0 million of principal on its 2030 Senior Notes for an aggregate repurchase price of $156.4 million. This repurchase resulted in the recognition of an $8.3 million loss on debt extinguishment. These losses, primarily due to call premiums, are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.
As of September 30, 2026, the carrying value of the outstanding 2030 Senior Notes, net of unamortized debt discount and issuance costs, was $98.7 million, and the Company was in compliance with all covenants under the Senior Notes Indenture. The effective interest rate on the 2030 Senior Notes was 8.9% as of September 30, 2026. .
Credit Agreement
The Company maintains a credit agreement with certain lenders, as amended through September 2025 (the "Credit Agreement"), which provided for delayed draw term loan commitments (the"Term Loan") and a revolving credit facility (the "Revolving Credit Facility").
On March 12, 2026, the Company borrowed $600.0 million under the Term Loan and used the proceeds, together with $9.1 million of cash on hand, to repay in full the $609.1 million outstanding principal amount of the 2026 Convertible Notes. During the three months ended September 30, 2026, the Company drew down the remaining $50.0 million available under the Term Loan, which is now fully drawn. Additionally, the $305.0 million Revolving Credit Facility commitments remain available for draw until September 11, 2030, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable. The Company will continue to pay a quarterly ticking fee of up to 0.35% per annum on the daily unused amount of the Revolving Credit Facility commitments until the earlier of the funding or the end of the availability period. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants in the Senior Notes Indenture.
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
As of September 30, 2026, the carrying value of the Term Loan, net of unamortized debt discount and issuance costs, was $911.8 million. As of September 30, 2026, the Company had incurred $18.5 million of total debt issuance costs in connection with the Credit Agreement, of which $12.1 million was capitalized in the Condensed Consolidated Balance Sheets in the respective prior periods and amortized primarily using the effective interest rate over the term of the Credit Agreement, while the remaining amount was expensed in the prior periods incurred. As of September 30, 2026, the effective interest rate on the Term Loan was 5.9%. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
The following table sets forth the interest expense recognized related to long-term debt (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$16,235	$12,073	$47,080	$41,014
Amortization of debt discount and issuance costs	594	1,172	2,199	3,553
Total interest expense related to long-term debt	$16,829	$13,245	$49,279	$44,567

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
As of September 30, 2026, the interest rate swap agreement had a notional amount of $335.0 million, of which $285.0 million remained designated as a cash flow hedge of the Company’s floating-rate debt. During the quarter ended June 30, 2025, $50 million of the swap was dedesignated from hedge accounting following the early repayment of $50.0 million of the Term Loan under the Credit Agreement.
During the three and nine months ended September 30, 2026, the Company reclassified $0.3 million and $0.8 million, respectively, from accumulated other comprehensive income (loss) to earnings as an offset and reduction to interest expense. As of September 30, 2026, the Company estimates the net amount related to the interest rate swaps under the interest rate swap agreement expected to be reclassified into earnings over the next 12 months is approximately $1.9 million.
Note 7. Business Combinations
On February 6, 2026, the Company acquired a messaging platform company adding to our global messaging and communications capabilities.
Total consideration of $15.2 million comprised of $8.0 million cash paid at closing, net of $1.3 million cash acquired, a $4.0 million indemnity holdback payable, paid on August 6, 2026, and $1.9 million representing the acquisition-date fair value of contingent consideration. The maximum amount payable under contingent consideration is $6.0 million. The transaction was accounted for as a business combination. The preliminary purchase price allocation, based on estimated fair values, included $11.0 million of identified intangible assets, comprising customer relationships and developed technology, $5.7 million of goodwill, and $1.6 million of net liabilities assumed. The acquired intangible assets have a weighted-average useful life of four years. .
Note 8. Leases
The Company primarily leases facilities for office and data center space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2026, non-cancelable leases expire on various dates between 2026 and 2031.
During the three months ended September 30, 2026, the Company recognized an incremental right of use assets and liabilities of $1.3 million, related to the extension of its corporate headquarters lease through July 31, 2031, pursuant to a Third Amendment to the lease executed on July 22, 2026.
Generally, the non-cancelable leases include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2026 and December 31, 2025, the balance sheet components of leases were as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$39,765	$30,855

Accrued liabilities	20,480	21,293
Operating lease liabilities	22,340	14,372
Total operating lease liabilities	$42,820	$35,665
As of September 30, 2026, maturities of operating lease liabilities were as follows (in thousands):

2026 (remaining)	$6,992
2027	18,720
2028	9,104
2029	4,903
2030	4,134
2031 onwards	2,453
Total future minimum lease payments	46,306
Less: Imputed interest	(3,486)
Present value of lease liabilities	$42,820
The supplemental cash flow information related to operating leases for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating cash flows resulting from operating leases:
Cash paid for amounts included in the measurement of lease liabilities	$20,652	$19,325

New ROU assets obtained in exchange of lease liabilities:
Operating leases	$26,686	$4,651
Other information related to operating leases were as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining operating lease term (years)	2.8	2.0
Weighted-average operating lease discount rate	5.8%	6.3%

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
The following tables summarize the share repurchase activity of the Company’s Class A Common Stock for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Repurchases of common stock, net (1)	415	$16,590	3,863	$116,614

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Repurchases of common stock, net (1)	5,224	$191,241	6,941	$198,835

(1)The number of shares reflected in the Condensed Consolidated Statements of Stockholders’ Deficit may differ from the shares reported in the table above due to the timing of trade settlement. Shares are recorded in Stockholders’ Deficit on the settlement date, whereas the table above reflects shares on the trade date. The amounts repurchased are net of excise taxes and broker's commissions.
As of September 30, 2026, approximately $308.9 million remained authorized and available under the Company’s share repurchase programs for future share repurchases.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Dividends
The following table summarizes our dividend activity for the periods presented (in thousands, except per share data):

Record Date	Payment Date	Dividend Per Share	Total Amount
3/9/2026	3/16/2026	$0.0750	$6,413
6/2/2026	6/11/2026	$0.0750	$6,361
8/6/2026	8/20/2026	$0.1250	$10,510
In October 2026, the Company’s Board of Directors approved a cash dividend of $0.125 per share. The dividend is payable on November 20, 2026 to stockholders of record as of the close of business on November 6, 2026, on each of the Company's Class A common stock, Class B common stock, and Series A Convertible Preferred Stock (on an as-converted basis).
The declaration, payment, and amount of any future dividends will be at the discretion of the Company’s Board of Directors and will depend on, among other factors, our results of operations, financial condition, liquidity, capital requirements, and other factors deemed relevant by the Board.
Note 11. Share-Based Compensation
A summary of share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$2,860	$4,165	$8,771	$14,568
Research and development	14,799	15,786	44,123	47,361
Sales and marketing	24,842	26,771	71,708	87,366
General and administrative	22,149	17,977	51,844	56,754
Total share-based compensation expense	$64,650	$64,699	$176,446	$206,049
A summary of share-based compensation expense by award type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee stock purchase plan rights (“ESPP”)	$1,404	$897	$4,910	$3,716
Performance stock units (“PSUs”)	12,567	4,266	22,346	19,995
Restricted stock units (“RSUs”)	50,679	59,536	149,190	182,338
Total share-based compensation expense	$64,650	$64,699	$176,446	$206,049
Equity Incentive Plans
As of September 30, 2026, a total of 15,363,628 shares remained available for grant under the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock at a discounted price through payroll deductions.
As of September 30, 2026, there was a total of $0.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 0.1 years. As of September 30, 2026, a total of 7,273,439 shares were available for issuance under the ESPP.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted and Performance Stock Units
A summary of activity of restricted and performance-based stock units as of September 30, 2026, and changes during the period then ended is presented in the following table:

	Number of RSUs/PSUs Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	6,275	$34.30	$181,227
Granted	3,545	42.58
Released	(4,523)	35.12
Canceled/Forfeited	(420)	35.33
Outstanding as of September 30, 2026	4,877	$40.48	$364,383
Restricted Stock Units
The 2013 Plan provides for the issuance of RSUs to employees, directors, and consultants. RSUs issued under the 2013 Plan generally vest over two years.
As of September 30, 2026, there was a total of $113.4 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.2 years.
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
As of September 30, 2026, there was a total of $38.9 million unrecognized share-based compensation expense, net of estimated forfeitures, related to these PSUs, which will be recognized over the remaining service period of approximately 0.8 years.
Employee Equity Compensation Plans
The Company’s board of directors adopted employee equity bonus plans (“Plans”), which allow the recipients to earn fully vested shares of the Company’s Class A Common Stock upon the achievement of quarterly service and/or performance conditions. During the three and nine months ended September 30, 2026, the Company issued 188,025 and 776,356 shares of Class A Common Stock, respectively, under the employee equity bonus plans. The shares under these Plans are issued from the reserve of shares available for issuance under the 2013 Plan. The total requisite service period for these Plans is approximately 0.4 years.
The unrecognized share-based compensation expense as of September 30, 2026 was approximately $3.4 million, which will be recognized over the remaining service period of 0.1 years.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Income Taxes
The Company computes its (benefit from) provision for income taxes for interim periods using an estimated annual effective tax rate based on anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year-to-date income or loss, and is adjusted for discrete items recorded in the period.
The (benefit from) provision for income taxes was $(541.7) million and $(0.5) million for the three months ended September 30, 2026 and 2025, respectively, and $(535.1) million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively. The benefit for income taxes recorded in the three and nine months ended September 30, 2026, consists primarily of the partial release of the valuation allowance on U.S. deferred tax assets.
The Company regularly assesses the need for a valuation allowance on its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it's more-likely-than-not that some or all of the deferred tax assets will be realized.
Historically, the Company concluded that a valuation allowance was required against its deferred tax assets based on management’s determination that it was not more likely than not that those assets would be realized. As of September 30, 2026, the Company concluded that it was more likely than not that its some of its domestic deferred tax assets would be realized and, accordingly, that a valuation allowance against them was no longer required, primarily due to the Company’s cumulative prior twelve quarter U.S. pre-tax income, as well as its recent and anticipated future earnings.

Based on the Company’s analysis above, the Company concluded that it is more likely than not that the majority of its U.S. deferred tax assets are realizable. As a result, the Company released $544.9 million of the valuation allowance on its U.S. deferred tax assets as of September 30, 2026. The release related primarily to U.S. federal and state net operating loss carryforwards, tax credit carryforwards, and capitalized research and development expenditures.
As the change in valuation allowance occurred during an interim period, the Company included the change in valuation allowance resulting from current year ordinary income in the estimated annual effective tax rate and recorded the release of the valuation allowance as a discrete tax benefit in the interim period. This resulted in the recognition of incremental deferred tax assets and an income tax benefit of $544.9 million during the three month months ended September 30, 2026.
The Company has recorded current U.S. income tax expense of $3.9 million and $10.1 million for the three and nine months ended September 30, 2026.
The Company’s judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in expectations of future profitability in the U.S. and changes in tax laws or regulations. The Company will continue to maintain a valuation allowance against deferred tax assets where it believes it is more likely than not that they will not be realized. The remaining U.S. valuation allowance as of September 30, 2026 was $43.2 million, maintained against deferred tax assets related to capital losses and certain state net operating losses.
During the three and nine months ended September 30, 2026, there were no material changes to the total amount of unrecognized tax benefits.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Basic and Diluted Net Income Per Share
The Company computes net income per share using the two-class method required for multiple classes of common stock and participating Series A Convertible Preferred Stock. The Company’s Series A Convertible Preferred Stock (“Preferred Stock”) participates in dividends declared on an as-converted basis. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, stock options, restricted stock units, performance stock units, ESPP, convertible notes, and Preferred Stock, to the extent dilutive.
The following table sets forth the computation of the Company’s basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income	$569,700	$17,559	$639,433	$20,424
Less: Dividends declared for Preferred Stock	(93)	—	(204)	—
Less: Undistributed earnings allocated to Preferred Stock	(4,910)	—	(5,389)	—
Net income attributable to common stockholders – Basic	$564,697	$17,559	$633,840	$20,424
Denominator
Weighted-average common shares outstanding for basic net income per share	83,859	90,141	84,187	90,619
Effect of dilutive securities:
Shares of common stock issuable under equity incentive awards outstanding	3,085	1,080	2,166	949
Shares of common stock related to convertible preferred stock	743	743	743	743
Weighted-average common shares outstanding for diluted net income per share	87,687	91,964	87,096	92,311
Basic net income per share	$6.73	$0.19	$7.53	$0.23
Diluted net income per share	$6.50	$0.19	$7.34	$0.22
The following table summarizes the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock issuable under equity incentive plans outstanding	3,146	6,841	4,083	7,016
Shares of common stock related to convertible preferred stock	—	—	—	—
Potential common shares excluded from diluted net income per share	3,146	6,841	4,083	7,016

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14. Restructuring Activities
During the three and nine months ended September 30, 2026, the Company incurred restructuring costs of $12.9 million and $23.3 million, respectively, as part of the broader efforts to optimize the Company’s cost structure. The restructuring costs primarily consisted of severance payments, employee benefits, contract termination costs, and exit charges associated with the closure of facilities and related costs. The Company expects to substantially complete these actions in 2026, subject to local law and consultation requirements in certain countries. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these actions.
The following table summarizes the Company’s restructuring costs that were recorded as an operating expense in the accompanying Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$566	$407	$3,120	$2,091
Research and development	1,161	1,578	2,198	4,474
Sales and marketing	10,169	328	14,993	4,241
General and administrative	1,005	153	2,941	1,563
Total restructuring costs	$12,901	$2,466	$23,252	$12,369
The following table summarizes the Company’s restructuring liability that is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands):

Balance as of December 31, 2025	$2,834
Restructuring costs	23,252
Cash payments	(21,585)
Non-cash and other adjustments	(852)
Balance as of September 30, 2026	$3,649

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
The following table presents selected financial information for the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$676,043	$638,655	$1,977,253	$1,871,109
Less:
Share-based compensation expense	64,650	64,699	176,446	206,049
Depreciation and amortization	56,601	56,420	170,598	166,402
Other segment items (1)	500,906	486,729	1,476,010	1,420,548
Income from operations	53,886	30,807	154,199	78,110
Operating margin as % of revenue	8.0%	4.8%	7.8%	4.2%

Other income (expense), net
Interest expense	(17,134)	(13,940)	(50,611)	(46,521)
Other income (expense) (2)	(8,738)	179	786	(3,239)
Other income (expense), net	(25,872)	(13,761)	(49,825)	(49,760)
Income before income taxes	28,014	17,046	104,374	28,350
(Benefit from) provision for income taxes	(541,686)	(513)	(535,059)	7,926
Net income	$569,700	$17,559	$639,433	$20,424

(1)Other segment items mainly consist of personnel costs, third-party commissions, and advertising and marketing costs.
(2)Includes interest income of $0.8 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and $1.8 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively.
See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.
Refer to Note 2 - Revenue in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about revenue by geographic location.
Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s accounts receivable are primarily derived from sales by resellers and to direct customers. The Company maintains an allowance for doubtful accounts for estimated potential credit losses. As of September 30, 2026 and December 31, 2025, none of the Company’s customers accounted for more than 10% of the Company’s total accounts receivable. For the three and nine months ended September 30, 2026 and 2025, none of the Company’s customers accounted for more than 10% of the Company’s total revenues or subscriptions revenues.

RINGCENTRAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. As of September 30, 2026 and December 31, 2025, approximately 84% and 87% of the Company’s consolidated long-lived assets were located in the U.S. No other single country outside of the U.S. represented more than 10% of the Company’s consolidated long-lived assets as of September 30, 2026 and December 31, 2025.

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
Overview
Over the past 27 years, RingCentral, Inc., a global leader in AI-powered customer engagement, has transformed business communications, leading the shift from on-premises legacy communications to the cloud. Today, the company has an AI-powered, multi-product portfolio including Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), RingCentral AI solutions, Video and Events. RingCentral’s core tenets include: a) Trust: We provide a carrier-grade, cloud-based communications platform that businesses can trust with reliability, security, and privacy; b) Innovation: We have invested over $250 million in research and development in 2026 to execute through focused and strategic innovation, setting the bar in the industry for many market firsts; c) Partnerships: We have a diverse set of strategic partners, global service providers, channel partners, and third-party developers. RingCentral is designed for intelligent, connected, and effortless business communications, making employee and customer experiences more productive and efficient.
Our cloud-based offerings, including RingEX, Customer Engagement Bundle, RingCX, and RingCentral Contact Center, are primarily subscription based and made available at different rates varying by the specific functionalities, services, and number of users. Our AI-led products including AI Receptionist (AIR) and AI Conversation Expert (ACE) are offered on either a usage-based or seat-based pricing model.
Our subscription plans have monthly, annual, or multi-year contractual terms. We believe that this flexibility in contract duration is important to meet the different needs of our customers. For the three and nine months ended September 30, 2026, and 2025, subscriptions revenues accounted for over 90% of our total revenues. Other revenues are comprised of product revenues from the sale of pre-configured phones and professional services. We do not develop or manufacture physical phones and only offer them as a convenience to our customers. We rely on third-party providers to develop and manufacture these devices and fulfillment partners to successfully serve our customers.
As of September 30, 2026, we had customers from a range of industries, including healthcare, financial and professional services, retail, state and local government, education, legal services, real estate, technology, insurance, construction and hospitality, among others. For the three and nine months ended September 30, 2026, and 2025, the vast majority of our total revenues were generated in the U.S. and Canada.
The growth of our business and our future success depend on many factors, including our ability to add new customers, retain and expand within our existing customer base, continue to innovate and successfully monetize our AI-led product portfolio, increase sales and revenues from our existing and new products, and execute efficiently on our go-to-market strategy.
We have been actively implementing various measures to enhance operational efficiencies, expand margins and free cash flows while optimizing our working capital requirements. These measures include disciplined hiring and stock grants, expanded use of offshore service providers, vendor consolidation, optimization of our go-to-market motions, and increased internal deployment of AI tools to drive productivity.
During the three months ended September 30, 2026, we released $544.9 million of the valuation allowance against our U.S. deferred tax assets, which resulted in a non-cash income tax benefit in the period. Refer to Note 12, Income Taxes, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
Annualized Exit Monthly Recurring Subscriptions
We believe that our Annualized Exit Monthly Recurring Subscriptions (“ARR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends in order to formulate financial projections and make strategic business decisions. Our ARR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2026 was $233.2 million. As such, our ARR at September 30, 2026 was $2.80 billion compared to $2.63 billion at September 30, 2025.
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

Our key business metrics for the five quarterly periods ended September 30, 2026 were as follows (dollars in billions, except percentages):

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Net Monthly Subscription Dollar Retention Rate	>99%	>99%	>99%	>99%	>99%
Annualized Exit Monthly Recurring Subscriptions	$2.80	$2.76	$2.71	$2.67	$2.63
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Subscriptions	$652,944	$615,821	$1,909,759	$1,804,661
Other	23,099	22,834	67,494	66,448
Total revenues	676,043	638,655	1,977,253	1,871,109
Cost of revenues
Subscriptions	160,841	153,938	474,753	457,821
Other	20,899	26,388	71,119	81,905
Total cost of revenues	181,740	180,326	545,872	539,726
Gross profit	494,303	458,329	1,431,381	1,331,383
Operating expenses
Research and development	88,065	79,908	252,579	239,430
Sales and marketing	282,918	281,558	830,668	820,041
General and administrative	69,434	66,056	193,935	193,802
Total operating expenses	440,417	427,522	1,277,182	1,253,273
Income from operations	53,886	30,807	154,199	78,110
Other income (expense), net
Interest expense	(17,134)	(13,940)	(50,611)	(46,521)
Other (expense) income	(8,738)	179	786	(3,239)
Other expense, net	(25,872)	(13,761)	(49,825)	(49,760)
Income before income taxes	28,014	17,046	104,374	28,350
(Benefit from) provision for income taxes	(541,686)	(513)	(535,059)	7,926
Net income	$569,700	$17,559	$639,433	$20,424

Percentage of Total Revenues*

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Subscriptions	97%	96%	97%	96%
Other	3	4	3	4
Total revenues	100	100	100	100
Cost of revenues
Subscriptions	24	24	24	24
Other	3	4	4	4
Total cost of revenues	27	28	28	29
Gross profit	73	72	72	71
Operating expenses
Research and development	13	13	13	13
Sales and marketing	42	44	42	44
General and administrative	10	10	10	10
Total operating expenses	65	67	65	67
Income from operations	8	5	8	4
Other income (expense), net
Interest expense	(3)	(2)	(3)	(2)
Other (expense) income	(1)	—	—	—
Other expense, net	(4)	(2)	(3)	(3)
Income before income taxes	4	3	5	2
(Benefit from) provision for income taxes	(80)	—	(27)	—
Net income	84%	3%	32%	1%
* Percentages may not add up due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues
Subscriptions	$652,944	$615,821	$37,123	6%	$1,909,759	$1,804,661	$105,098	6%
Other	23,099	22,834	265	1	67,494	66,448	1,046	2
Total revenues	$676,043	$638,655	$37,388	6%	$1,977,253	$1,871,109	$106,144	6%
Percentage of revenues
Subscriptions	97%	96%			97%	96%
Other	3	4			3	4
Total	100%	100%			100%	100%
Subscriptions revenues. Subscriptions revenues increased by $37.1 million, or 6%, for the three months ended September 30, 2026, and $105.1 million, or 6%, for the nine months ended September 30, 2026, as compared to the respective prior year period. Subscriptions revenues increased primarily due to acquisition of new customers and upsell of our products, including new AI-led products.

Other revenues. Other revenues increased by $0.3 million, or 1%, for the three months ended September 30, 2026, and $1.0 million, or 2%, for the nine months ended September 30, 2026, as compared to the respective prior year period. The increase in other revenues was primarily driven by higher device sales as a result of overall growth in business, partially offset by lower professional services revenues.
Although we expect to continue to add new customers for our products, including new product sales, and increase the usage of our products for existing customers, we will continue to monitor the macroeconomic factors that could impact customer buying behavior and demand, including contract duration, timing of customer purchases, pricing changes, churn, upsell and down-sell, renewals, payment terms, and credit card declines, all of which could cause variability in our revenue.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of revenues
Subscriptions	$160,841	$153,938	$6,903	4%	$474,753	$457,821	$16,932	4%
Other	20,899	26,388	(5,489)	(21)	71,119	81,905	(10,786)	(13)
Total cost of revenues	$181,740	$180,326	$1,414	1%	$545,872	$539,726	$6,146	1%
Gross margins
Subscriptions	75%	75%			75%	75%
Other	10%	(16)%			(5)%	(23)%
Total gross margin %	73%	72%			72%	71%
Subscriptions cost of revenues and gross margin. Cost of subscriptions revenues increased by $6.9 million, or 4%, for the three months ended September 30, 2026, as compared to the respective prior year period. The increase was primarily driven by a $7.0 million increase in infrastructure support costs.
Cost of subscriptions revenues increased by $16.9 million, or 4%, for the nine months ended September 30, 2026, as compared to the respective prior year period. The increase was primarily driven by a $22.7 million increase in infrastructure support costs, partially offset by a $5.1 million decrease in third-party costs and professional fees to support our solution offerings.
Our subscription gross margin remained consistent for the three and nine months ended September 30, 2026, as compared to the respective prior year period.
Cost of other revenues and gross margin. Cost of other revenues decreased by $5.5 million, or 21%, and gross margins improved, for the three months ended September 30, 2026, as compared to the respective prior year period, primarily due to $2.9 million decrease in professional fees, and $2.3 million reduction in personnel costs.
Cost of other revenues decreased by $10.8 million, or 13%, and gross margins improved, for the nine months ended September 30, 2026, as compared to the respective prior year period, primarily due to $6.7 million reduction in personnel costs, and $2.8 million decrease in professional fees.
Our Other gross margins improved due to continued disciplined personnel and vendor spending.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$88,065	$79,908	$8,157	10%	$252,579	$239,430	$13,149	5%
Percentage of total revenues	13%	13%			13%	13%
Research and development expenses increased by $8.2 million, or 10%, for the three months ended September 30, 2026, as compared to the respective prior year period, primarily driven by a $4.6 million increase in personnel costs and a $3.8 million increase in overhead costs.
Research and development expenses increased by $13.1 million, or 5%, for the nine months ended September 30, 2026, as compared to the respective prior year period, primarily driven by a $10.7 million increase in personnel costs and a $6.1 million increase in overhead costs. These increases were partially offset by a $3.2 million reduction in share-based compensation expense due to lower new grant activity.
We believe that investment in our products, including new AI-led products, is important for our future growth, and our research and development expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales and marketing	$282,918	$281,558	$1,360	—%	$830,668	$820,041	$10,627	1%
Percentage of total revenues	42%	44%			42%	44%
Sales and marketing expenses increased by $1.4 million, or less than 1%, for the three months ended September 30, 2026, as compared to the respective prior year period. The increase was primarily driven by a $12.6 million increase in commissions and a $4.3 million increase in personnel cost. These increases were partially offset by a $12.3 million reduction in overhead costs, and a $1.9 million reduction in share-based compensation due to lower new grant activity.
Sales and marketing expenses increased by $10.6 million, or 1%, for the nine months ended September 30, 2026, as compared to the respective prior year period. The increase was primarily driven by a $27.8 million increase in commissions and a $9.5 million increase in personnel costs. These increases were partially offset by a $15.7 million reduction in share-based compensation due to lower new grant activity, and a $12.0 million reduction in overhead costs.
We expect to incur incremental sales and marketing expenses to support our growth while driving operational efficiencies.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative	$69,434	$66,056	$3,378	5%	$193,935	$193,802	$133	—%
Percentage of total revenues	10%	10%			10%	10%
General and administrative expenses increased by $3.4 million, or 5% for the three months ended September 30, 2026, as compared to the respective prior year period. The increase was primarily driven by a $3.7 million increase in personnel cost.
General and administrative expenses increased by $0.1 million, or less than 1%, for the nine months ended September 30, 2026, as compared to the respective prior year period. General and administrative expenses increased by a $6.7 million in overhead costs, that was partially offset by a $4.9 million reduction in share-based compensation resulting from lower new grant activity.

We expect the general and administrative expenses to reflect the impact of our operational efficiency measures as we continue to realign our hiring strategies and rationalize our discretionary spending.
Other Expense, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$(17,134)	$(13,940)	$(3,194)	23%	$(50,611)	$(46,521)	$(4,090)	9%
Other (expense) income	(8,738)	179	(8,917)	nm	786	(3,239)	4,025	nm
Other expense, net	$(25,872)	$(13,761)	$(12,111)	88%	$(49,825)	$(49,760)	$(65)	—%
*nm – not meaningful
Interest expense. Interest expense increased by $3.2 million, or 23%, and $4.1 million, or 9%, for the three and nine months ended September 30, 2026, respectively, as compared to the respective prior year, primarily attributable to interest incurred on the incremental Term Loan.
Other (expense) income. Other (expense) income decreased by $8.9 million for the three months ended September 30, 2026, as compared to the respective prior year, primarily due to an $8.3 million increase in loss on debt extinguishment recognized in connection with the repurchase of $150.0 million principal amount of our 2030 Senior Notes.
Other (expense) income increased by $4.0 million for the nine months ended September 30, 2026, as compared to the respective prior year, primarily due to a $15.0 million net gain recognized in connection with an amended agreement with a partner, partially offset by a $9.7 million increase in loss on debt extinguishment recognized in connection with the repurchase of $250.0 million principal of our 2030 Senior Notes.
Other (expense) income, net, can fluctuate in the future due to changes in interest rates on our money market funds, interest expense on our Credit Agreement, and fluctuations in currency exchange rates in the current macroeconomic environment.
(Benefit From) Provision For Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
(Benefit from) provision for income taxes	(541,686)	(513)	(541,173)	nm	(535,059)	7,926	(542,985)	nm
Percentage of total revenues	(80)%	—%			(27)%	—%
*nm – not meaningful
Benefit from income taxes increased by $541.2 million and $543.0 million, for the three and nine months ended September 30, 2026, respectively, as compared to the respective prior year. The increase was primarily attributable to the partial release of our valuation allowance on certain of our U.S. federal and state deferred tax assets in the three months ended September 30, 2026, which generated a $544.9 million income tax benefit. For further detail, refer to Note 12, Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations, and debt obligations as they become due.
We finance our operations primarily through sales to our customers, which could be billed either monthly or annually one year in advance. For customers with annual or multi-year contracts and those who opt for annual invoicing, we generally invoice only one annual period in advance and revenue is deferred for such advanced billings. As of September 30, 2026, and December 31, 2025, we had cash and cash equivalents of $110.1 million and $132.6 million, respectively. These amounts include restricted cash of $8.4 million and $8.4 million, respectively, held as a bank deposit for issuance of a foreign bank guarantee. As of September 30, 2026, we have access to additional liquidity of $305.0 million available under our Revolving Credit Facility.
For the nine months ended September 30, 2026, net cash provided by operating activities was $550.4 million. During the nine months ended September 30, 2026, we generated $477.6 million of free cash flow, a non-GAAP financial measure defined as net cash provided by operating activities less capital expenditures (see below for a reconciliation to GAAP). Our capital allocation strategy includes investing in innovation, reducing debt, and returning capital to shareholders through share repurchases and dividends. For the nine months ended September 30, 2026, we repurchased 5.2 million common shares for $193.0 million, repaid $244.4 million of our debt, used $7.9 million of cash for business combinations, and used $23.3 million to pay quarterly cash dividend of $0.075 per share in each of the first and second quarters and $0.125 per share in the third quarter of our outstanding capital stock.
During the nine months ended September 30, 2026, we reduced our outstanding debt by $244.4 million by repaying in full the remaining $609.1 million outstanding principal of our 2026 Convertible Notes using $600.0 million of proceeds from borrowings under our Term Loan, and cash on hand equal to $9.1 million. We also repaid $250.0 million of principal of 2030 Senior Notes partially using the remaining $50.0 million available under our Term Loan. Further, we made payments aggregating to $35.4 million as part of our regular scheduled quarterly principal repayment obligations under the Credit Agreement. As a result, as of September 30, 2026, the total outstanding Term Loan balance was $916.9 million, the 2030 Senior Notes was $100.0 million and the Revolving Credit Facility balance was zero. As of October 22, 2026, total outstanding principal amount was $996.9 million due to a subsequent repayment. In October 2026, the Company also issued a notice to redeem $25.0 million aggregate principal amount of its 2030 Senior Notes which will be due and payable on October 23, 2026. Following the redemption, the total outstanding principal amount will be $971.9 million. Refer to Note 5, Long-Term Debt, in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our Credit Agreement, and the 2030 Senior Notes.
Under our share repurchase programs, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. The timing and number of any shares repurchased under the programs will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. During the nine months ended September 30, 2026, we repurchased and settled approximately 5.2 million shares of our Class A Common Stock, by paying an aggregate amount of approximately $193.0 million under the plans previously authorized by our board of directors. The authorization under these programs does not expire. As of September 30, 2026, approximately $308.9 million remained authorized and available under our share repurchase programs for future share repurchases. Refer to Note 10, Stockholders’ Deficit in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The following table sets forth the current outstanding debt principal and the future contractual payments as of September 30, 2026 (in thousands):

	Term Loan	2030 Senior Notes	Total
2026 remaining	$12,224	$—	$12,224
2027	48,901	—	48,901
2028	48,901	—	48,901
2029	48,901	—	48,901
2030 onwards	757,963	100,000	857,963
Total principal amount	$916,890	$100,000	$1,016,890

In February 2026, our Board of Directors initiated our first-ever quarterly cash dividend program. During the first and second quarters of 2026, the Company paid a quarterly cash dividend of $0.075 per share of our outstanding capital stock. In July 2026, our Board of Directors approved an increased quarterly cash dividend of $0.125 per share, representing approximately a 67% increase from the previous quarterly dividend of $0.075 per share, which was paid on August 20, 2026. In October 2026, our Board of Directors approved a cash dividend of $0.125 per share of outstanding capital stock. The dividend is payable on November 20, 2026 to stockholders of record as of the close of business on November 6, 2026. We intend to pay a cash dividend on a quarterly basis going forward, subject to market conditions and approval by our Board.
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
Cash Flows
The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$550,369	$468,438
Net cash used in investing activities	(80,696)	(85,109)
Net cash used in financing activities	(491,018)	(484,653)
Effect of exchange rate changes	(1,101)	3,884
Net decrease in cash and cash equivalents	$(22,446)	$(97,440)
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
Net cash provided by operating activities was $550.4 million for the nine months ended September 30, 2026. The cash flow from operating activities was driven by timing of cash receipts from customers, partners and global service providers, offset by cash payments for personnel-related costs and payments to vendors along with interest payments on our debt obligations.
Net cash provided by operating activities for the nine months ended September 30, 2026 increased by $81.9 million, as compared to the respective prior year period, reflecting strong operating performance and continued efficiency gains from further optimization of our working capital requirements. The increase in net cash provided by operating activities is primarily driven by $44.5 million improvement in net income (excluding non-cash benefits from partial release of valuation allowance on U.S. deferred tax assets of $544.9 million and $29.6 million from reduction in stock-based compensation expense) and $37.0 million, net from changes in working capital.

Net Cash Used In Investing Activities
Our primary investing activities consist of our capital expenditures and expenditures for internal-use software, business acquisitions, and cash paid for intellectual property assets.
Net cash used in investing activities was $80.7 million for the nine months ended September 30, 2026, driven by $72.8 million in capital expenditures, including personnel-related costs associated with the development of internal-use software, and $7.9 million in cash paid for business combination.
Net cash used in investing activities for the nine months ended September 30, 2026 decreased by $4.4 million, as compared to the respective prior year period primarily due to $12.8 million decrease in cash paid for business combinations, partially offset by an $8.4 million increase in capital expenditures.
Net Cash Used In Financing Activities
Our primary financing activities include utilizing cash to repurchase Class A Common Stock under our share repurchase programs, paying dividends, servicing and repaying debt, paying contingent consideration, proceeds from issuance under our stock plans, paying taxes related to these plans, and meeting our existing financing commitments.
Net cash used in financing activities was $491.0 million for the nine months ended September 30, 2026. This was primarily driven by the cash settlement of $609.1 million upon the maturity of our 2026 Convertible Notes, partially offset by $650.0 million of Term Loans drawn under our Credit Agreement. Additional outflows included $193.0 million used to repurchase approximately 5.2 million shares of our Class A Common Stock, $261.4 million to repurchase $250.0 million of principal on our 2030 Senior Notes, $35.4 million of principal repayments in respect of our Term Loan, $22.3 million for taxes related to net share settlement of equity awards, and $23.3 million paid for dividends. These outflows were partially offset by $10.0 million in proceeds from issuance of stock in connection with our stock plans.
Net cash used in financing activities increased by $6.4 million, as compared to the respective prior year period. The increase was primarily driven by $23.3 million of dividends paid during the nine months ended September 30, 2026, under first-ever cash dividend program initiated by our Board of Directors in February 2026, and $14.0 million of higher payments for taxes related to net share settlement of equity awards. These increases were partially offset by $30.8 million of lower net debt repayments and $6 million lower payments for repurchase of common stock compared to prior year.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable U.S. GAAP measure, for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$550,369	$468,438
Capitalized expenditures	(72,767)	(64,355)
Non-GAAP free cash flow	$477,602	$404,083

Remaining Performance Obligations
We have generally signed new customer contracts with typical subscription terms ranging from one month to five years. At any point in the contract term, there can be amounts allocated to services that we have not yet contractually performed, which constitute our remaining performance obligations. Until we meet our performance obligations, we do not recognize them as revenues in our condensed consolidated financial statements. Our remaining performance obligations exclude contracts with an original expected length of less than one year. Contract revenue as of September 30, 2026 that has not yet been recognized was approximately $2.7 billion.
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
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2026 and 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Since December 31, 2025, there have been no material changes to our critical accounting policies and estimates, other than income taxes described below.
Income Taxes
We account for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. A valuation allowance reduces deferred tax assets to the amount that we believe is more likely than not to be realized.
We evaluate the realizability of our deferred tax assets each reporting period, considering both positive and negative evidence, which includes cumulative prior twelve quarter U.S. pre-tax income as well as recent and anticipated future earnings, and weighing that evidence based on how objectively it can be verified. Realization of deferred tax assets depends on the generation of future taxable income, the timing and amount of which are uncertain. Determining the need for a valuation allowance requires significant management judgment.

As of September 30, 2026, we demonstrated sustained profitability in the U.S. and we expect to continue to generate U.S. taxable income for the year ending December 31, 2026. Based on our analysis of available positive and negative evidence, we concluded that, as of September 30, 2026, it is more likely than not that a significant portion of our U.S. deferred tax assets, net of the remaining valuation allowance, will be realized. As a result of this change in judgment, we released $544.9 million of our valuation allowance on U.S. deferred tax assets during the three months ended September 30, 2026. This resulted in the recognition of deferred tax assets and an income tax benefit of $544.9 million during the three months ended September 30, 2026. For further detail, refer to Note 12, Income Taxes, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in expectations of future U.S. profitability and changes in tax laws or regulations. We will continue to maintain a valuation allowance against deferred tax assets where we believe it is more likely than not that they will not be realized.
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
Foreign Currency Risk
The majority of our sales and contracts are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. As part of our international operations, we charge customers in British Pounds, European Union (“EU”) Euro, Canadian Dollars and Australian Dollars, among others. Fluctuations in foreign currency exchange rates and volatility in the market due to global economic conditions could cause variability in our subscriptions revenues, total revenues, annualized exit monthly recurring subscriptions revenues and operating results. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., and to a lesser extent in Canada, Europe, and Asia-Pacific. The functional currency of our foreign subsidiaries is generally the local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. During the three and nine months ended September 30, 2026, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. As our international operations continue to expand, risks associated with fluctuating foreign currency rates may increase. We will continue to reassess our approach to managing these risks.
Interest Rate Risk
As of September 30, 2026, we had cash and cash equivalents of $110.1 million. We invest our cash and cash equivalents in short-term money market funds. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money-market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. Interest income may further fluctuate in the future due to interest rate volatility in the current macroeconomic environment. For the three and nine months ended September 30, 2026, a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
As of September 30, 2026, we had $916.9 million principal outstanding under our Term Loan under our Credit Agreement which bear interest under a floating rate mechanism and exposes us to interest-rate risk. To address this risk, we entered into a five-year floating-to-fixed interest rate swap agreement with the objective of reducing exposure to the fluctuating interest rates associated with our variable rate borrowing program by paying a fixed interest rate of 3.79%, plus a margin of 2% to 3%. The interest rate swap agreement became effective on June 30, 2023, and terminates on February 14, 2028. From time to time, we may elect to dedesignate certain cash flow hedging relationships as a result of changes in the repricing terms or partial repayments of our outstanding long-term debt. As of September 30, 2026, $285.0 million of the $335.0 million notional amount of our interest rate swap agreement remained designated as a cash flow hedge and highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.
As of September 30, 2026, we had $100.0 million outstanding under our 2030 Senior Notes. The 2030 Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of our 2030 Senior Notes are exposed to interest rate risk. Generally, the fair value of the 2030 Senior Notes will increase as interest rates fall and decrease as interest rates rise.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred substantial net losses since our inception prior to achieving profitability in accordance with U.S. GAAP. We may not maintain profitability in future periods or, if we are profitable, we may not fully achieve our profitability targets. We have historically spent and expect to continue to spend considerable amounts of time and money to develop new business communications solutions and enhanced versions of our existing business communications solutions, including AI-based products, to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and expect to continue to expend significant resources in the future. We also expect to continue to invest for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development, regulatory compliance, and international expansion. In addition, as a public company, we incur significant accounting, legal, and other expenses.
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
The cloud-based business communications industry is characterized by rapid development of and changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes or the introduction of new, disruptive technologies on our business, and the market for cloud-based business communications may develop in a manner different than we expect, and our solutions could fail to achieve market acceptance. Our continued growth depends on continued use of voice, video communications, messaging and contact center solutions by businesses, as compared to email and other data-based methods. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards, and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability. Currently, we derive a majority of our revenues from subscriptions to RingEX, and we expect this will continue for the foreseeable future. However, our future success may also depend on our ability to introduce and sell new services, features, and functionality, such as Customer Engagement Bundle, RingCX, RingCentral Contact Center, AI Receptionist (AIR), AI Representative Pro (Air Pro), AI Virtual Assistant, AI Conversation Expert (ACE), RingWEM, and RingCentral Events that enhance or are in addition to the subscriptions we currently offer, as well as to improve usability and support and increase customer satisfaction. For example, we and our peers and competitors continue to invest significantly in AI (including machine learning, large language models, and agentic AI). There are significant risks involved in deploying AI, including agentic AI, and there can be no assurance that using AI in our platforms and products will enhance or be beneficial to our business. We have and will continue to develop and incorporate AI solutions and features into our platforms and products, and these solutions and features may become increasingly more important to our operations, future growth or competitiveness over time. We may rely on AI solutions and features to help drive future growth and efficiency in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI in a timely or cost-effective manner. We cannot guarantee that our investments or assumptions will be accurate around AI or any other customer demand. Our ability to implement AI may also be affected by changes in legal or regulatory requirements or restrictions. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to compete effectively, renew our subscriptions with existing customers, increase our subscriptions revenues from our existing customers, and create or increase demand for our subscriptions and may materially and adversely impact our results of operations.
The introduction of new services by competitors, including those that incorporate AI, agentic AI, and machine learning, or the development of entirely new technologies to replace existing offerings could make our solutions outdated, obsolete or adversely affect our business and results of operations. This is particularly acute as AI and agentic AI continue to transform our industry and we face the increasing risk that certain of our products and services may become redundant, obsolete, or less relevant, particularly to the extent that customers are more easily able to develop their own solutions with AI and agentic AI technologies. Announcements of future releases and new services and technologies by our competitors or us could cause customers to defer purchases of our existing subscriptions, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design, or marketing that could delay or prevent our development, introduction, or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects or bugs. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance, or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services and applications will require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. The rapid evolution of AI, including agentic AI, may also require us to allocate additional resources to help implement AI to minimize unintended or harmful impacts or comply with legal restrictions, and may also require us to make additional investments in the development of models or other systems, which may be costly. We are also increasingly developing and deploying agentic AI solutions and features designed to perform tasks and make decisions with limited human intervention. The deployment of agentic AI introduces risks that are distinct from generative AI or other AI tools, including the potential for AI agents to operate unpredictably, exceed their prescribed authorizations, or fail to align with internal policies or legal obligations. Errors or unintended actions taken by these AI agents could have a material adverse impact on the company, its regulatory compliance, and financial condition. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new or enhanced services and applications on a timely and cost-effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition, and results of operations may be materially and adversely affected.
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
Further, the incorporation of AI-powered features into our solutions will subject us to new or enhanced governmental or regulatory scrutiny, data privacy and information security laws, AI-specific laws, litigation, including class-action suits, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. The European Union Artificial Intelligence Act imposes requirements relating to prohibited practices, AI literacy, transparency for certain interactive and generative AI systems and, depending on the relevant use case and our role in the AI value chain, risk management, documentation, human oversight and other controls, and enforcement of several of these requirements began in 2026. U.S. federal and state authorities are also adopting or enforcing requirements concerning consumer-facing AI, automated decision-making, discrimination, privacy, security, safety, and transparency, including regimes in California, Colorado and Texas. Compliance may require changes to product design, notices, testing, documentation, governance, training, contracting and monitoring, and may delay releases, increase costs or limit certain uses or features. Certain laws extend privacy rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may add compliance requirements or challenges to our use of AI technologies. These obligations have in the past and may in the future make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, subject us to litigation, require us to change our business practices, or prevent or limit our use of AI technologies. For example, the Federal Trade Commission (“FTC”) has required some companies to delete models and algorithms generated through the use of AI technologies where they allege the company has violated privacy and consumer protection laws. Statements we make about our AI capabilities, customer adoption, performance, safety and expected benefits may receive heightened scrutiny from regulators, investors and plaintiffs, and inaccurate or incomplete statements could result in regulatory investigations or enforcement actions, securities or consumer litigation, reputational harm and loss of customer or investor confidence. For example, the FTC has brought enforcement actions challenging misleading claims about AI capabilities, including overstated claims about the accuracy of an AI product. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Additionally, intellectual property ownership and license rights, including copyright, surrounding AI technologies are new, evolving, and have not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we and our third-party developers configure and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. In addition, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.
Relatedly, large language models (“LLMs”), can generate written content that contains bias, factual errors, misrepresentations, offensive language, or inappropriate statements. While we attempt to use LLMs in a way that mitigates these risks, there is no guarantee that we will be successful and these risks could harm our business, reputation, financial condition and results of operations.
We use foundational LLMs developed and operated by third parties in our products and internal operations. We do not control the availability, pricing, or terms of use of these models, and some of these providers offer or may offer competing products. A limited number of providers supply the models on which a significant portion of our AI-powered features depend. If a provider restricts or discontinues access, raises prices, experiences outages or security incidents, or otherwise becomes unable to provide its models, we may need to transition to alternative models, which could require significant time and expense and may not be possible on commercially reasonable terms or at all. In addition, using these models involves transmitting data, which may include confidential or personal information, to systems we do not control, exposing us to data security and privacy risks. Any of these events could disrupt our solutions or operations, increase our costs, or otherwise adversely affect our business, results of operations, and financial condition.
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
Customer turnover, as well as reductions in the number of users or pricing tier(s) for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to renew and upgrade their subscriptions and increase their number of users. Our turnover rate could increase in the future if customers are not satisfied with our services, including third-party services and products that we integrate or sell as separate items to our customers, the value proposition of our services, the pricing of our services relative to similar services of our competitors, the customer support we provide, or our ability to otherwise meet their needs and expectations. Turnover and reductions in the number of users for whom a customer subscribes may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay their monthly subscription fees due to financial constraints. In addition, the impact of global economic conditions, including concerns about inflation, fluctuating interest rates, increased energy and commodity price volatility, the imposition of tariffs and other non-tariff trade barriers, and any economic downturn, could cause financial hardship for our customers, decrease technology spending, materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, cause our customers to seek a decrease in the number of users or solutions for which they subscribe, or impact our ability to collect, in a timely manner, monies due from the customer. For example, to address customer hardships, we may work with customers to provide greater flexibility to manage challenges they are facing in their own businesses, but we cannot be assured that they will not reduce their number of users or terminate their subscriptions altogether. Due to turnover and reductions in the number of users for whom a customer subscribes, we must acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenues. If a significant number of customers terminate, reduce, or fail to renew their subscriptions, or do not pay their subscription fees, we may be required to incur significantly higher marketing and/or sales expenditures than we currently anticipate in order to compensate for this higher turnover by increasing the number of new customers or upselling existing customers, and such additional marketing and/or sales expenditures could harm our business and results of operations.
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
The success of our activities is affected by general economic and political conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political instability, changes in laws, foreign currency exchange rates, and trade barriers and sanctions. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. A significant portion of our revenues comes from small and medium-sized businesses, which have been, and may continue to be, adversely affected by the macroeconomic conditions and uncertainties to a greater extent than larger enterprises with greater financial resources. Unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years and/or may have elasticity clauses, our profitability could be negatively affected. For example, the current U.S. administration has imposed significant tariffs on imports from numerous trading partners; such tariffs and retaliatory measures by those trading partners have adversely impacted trade relations, increased pressure on supply chains and created general market instability, and such effects may continue. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources, the price of commodities such as energy, as well as demand for our products and services, which may adversely affect the technology spending of our customers and potential customers. Geopolitical conflicts, including the effects of the ongoing conflicts and escalation of hostilities in the Middle East, any potential worsening or expansion of these conflicts and wars, and U.S.-China relations, are heightening these risks.
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
The cloud-based business communications and collaboration solutions industry is highly competitive. We face intense competition from other providers of UCaaS, CCaaS, Communications Platform as a Service (“CPaaS”), messaging, video, fax, virtual events, AI (including quality management, sales assistant and other AI driven functionalities), agentic AI, virtual assistant, workforce management/optimization and other communication products and services. Our competitors include traditional on-premises, hardware business communications providers, cloud, hybrid and hosted communications providers, GSPs and each of their channel partners, resellers, distributors and agents who offer proprietary or other third-party cloud business communications products and services. As a result, several of the companies with whom we have commercial relationships, such as our GSPs, OEM resellers, and channel partners, also offer, market and sell competing products and services.
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
Additionally, third parties have in the past successfully induced, and may attempt in the future to induce using social engineering or other methods, employees, consultants, or customers into disclosing sensitive information, such as credentials, provisioning data, customer proprietary network information (“CPNI”) or other information in order to gain access to our customers’ user accounts or data, or to our systems or data. CPNI includes information such as call log information and any services purchased by the consumer, in addition to other information that may appear on a customer’s bill. Third parties may also attempt to induce employees, consultants, or customers into disclosing information regarding our and our customers’ intellectual property, personal data and other confidential information. The techniques used to obtain unauthorized access, to perform hacking, phishing and social engineering, or to sabotage systems change and evolve frequently and may not be recognized until launched against a target, may be new and previously unknown or little-known, or may not be detected or understood until well after such actions are conducted. We may be unable to anticipate these techniques and may be unsuccessful in implementing appropriate preventative measures, and any security breach or other incident may be difficult to detect and may take longer than expected to remediate or otherwise address. Any system failure or disruption or security breach or incident that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation, loss, unavailability, or unauthorized use, disclosure, or other processing of our or our customers’ confidential or personal information could result in significant liability to us, loss of our intellectual property, cause our subscriptions to be perceived as not being secure, cause considerable harm to us and our reputation (including requiring notification to customers, regulators, or the media), and deter current and potential customers from using our subscriptions. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.
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
Laws, regulations, and enforcement activities relating to security and privacy continue to evolve. For example, in 2023, the SEC adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to material cybersecurity incidents and cybersecurity risk management, strategy, and governance. Additionally, the EU has implemented new and revised laws and regulations relating to cybersecurity. The Digital Operational Resilience Act went into effect on January 17, 2025 and may increase the contractual, diligence, testing and reporting requirements imposed on us by financial-sector customers and, if we are designated as a critical information and communication technology third-party service provider, may subject us to direct oversight. The Network and Information Systems Directive 2 and implementing Member State laws impose cybersecurity risk-management and incident-reporting obligations on covered entities, including certain providers of public electronic communications and cloud computing services. In addition, to the extent applicable to our products or services, the Cyber Resilience Act requires reporting of certain actively exploited vulnerabilities and severe incidents beginning in September 2026 and will impose additional product-security and vulnerability-management requirements as its remaining provisions become applicable. We have incurred and expect to continue to incur significant expenses in our efforts to prevent and address security incidents. These regimes may impose overlapping or inconsistent requirements concerning incident materiality, notification timing, vulnerability reporting, supply-chain risk and cooperation with authorities, and rapid reporting deadlines may require us to make assessments before an investigation is complete. Determining whether a security breach or incident is notifiable or reportable may not be straightforward and may be costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach or incident. We may find it necessary for various reasons, such as a need to support changes to applicable laws or to support our expansion of sales into new geographic areas or into new industry markets, to change or enhance our cybersecurity measures, which may make it more expensive to operate in certain jurisdictions and may increase the risk of our non-compliance with evolving laws and regulations.
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
•our ability to comply with different and evolving laws, rules, and regulations, including the European General Data Protection Regulation, the European AI Act, and other laws and regulations related to data privacy and data security, AI, and telecommunications;
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
We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. Transferring numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our subscriptions must maintain both our subscription and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on third-party network service providers to transfer these numbers, a process that we do not control, and these third-party network service providers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the Federal Communications Commission (“FCC”) requires voice communications providers to comply with specified number porting timeframes when customers leave our subscription for the services of another provider. Several international jurisdictions have imposed similar number portability requirements on subscription providers like us. If we or our third-party network service providers are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the U.S., both customers and third-party network service providers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.
U.S. mobile carriers are now requiring businesses using SMS on over-the-top providers, including all CPaaS and UCaaS providers, such as us, to register with The Campaign Registry (“TCR”), to ensure text messages are compliant with wireless carrier guidelines, as well as to reduce spam. These new rules affect our customers, and we have built integrations with TCR to facilitate registrations for our customers. TCR registration and related vetting can be cumbersome and costly and may cause customer churn, especially for SMB customers that have more limited person-to-person SMS needs. Additionally, SMS aggregators and wireless carriers sometimes block legitimate SMS traffic without prior notice, which may negatively impact our customers. Our SMS aggregators currently block any and all SMS sent by phone numbers that have not been registered with TCR and associated with an approved messaging campaign. Despite our ongoing efforts to minimize the impact on our customers, our potential inability to provide SMS to affected customers may have a material adverse effect on our business, results of operations and financial condition.
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
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If customers pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which are referred to in the industry as chargebacks, from the credit card companies from claims that a customer did not authorize the specific credit card transaction to purchase our subscription. If the number of chargebacks becomes excessive, we could be assessed substantial fines or be charged higher transaction fees, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant and/or service provider standards, including data protection standards, required to utilize their services from time to time. We have established and implemented measures intended to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). If we fail to maintain compliance with such standards or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our subscriptions. If we fail to maintain compliance with current service provider standards, such as the PCI DSS, or fail to meet new standards, customers may choose not to use our services. If such a failure to comply with relevant standards occurs, we may also face legal liability if we are found to not comply with applicable laws that incorporate, by reference or by adoption of substantially similar provisions, merchant or service provider standards, including the PCI DSS. Our subscriptions may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. This usage can result in, among other things, substantial bills from our vendors, for which we would be responsible, for terminating fraudulent call traffic, or carriers opting to stop carrying some or all of our traffic. In addition, third parties may have attempted in the past, and may attempt in the future, to induce employees, sub-contractors, or consultants into disclosing customer credentials and other account information using social engineering and other methods, which can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, charges to customers for fraudulent usage and costs that we must pay to third-party network service providers. Although we have implemented multiple fraud prevention, detection controls and personnel trainings, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud, service disruption due to fraud, or our inability to accept credit card payments could cause our paid customer base to significantly decrease, which would have a material adverse effect on our results of operations, financial condition, and ability to grow our business.

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
Federal Regulation
As a communications service provider, we are subject to existing or potential federal regulations including, but not limited to privacy and data protection, national security, disability access, porting of numbers, cooperation with law enforcement, emergency dialing, wiretapping, robocalling and other anti-fraud measures, Federal Universal Service Fund (“USF”) contributions, and national security-related requirements. The potential reclassification of our voice, videoconferencing, or texting services as Telecommunications Services could result in additional federal and state regulatory obligations. If we do not comply with federal rules and regulations, we could be subject to enforcement actions, fines, loss of authorizations, and possibly restrictions on our ability to provide our services. Any enforcement action, which may be a public process, could result in significant fines, hurt our reputation in the industry, and/or have a material adverse impact on our revenues. In some cases, actions by our customers, vendors or agents could result in liability for us under federal and/or state laws or regulations, either through enforcement by regulatory agencies, state attorneys general, or through private actions. Some of our practices have been and may in the future be challenged under electronic communications privacy laws, such as when we process customer information in connection with providing our services, including AI-powered services, and subject us to litigation (including class-action suits).
State Regulation
State regulation of our voice services is generally preempted by the FCC. Our voice services are considered to be nomadic, because they can be used from any broadband connection. However, a number of states, including California, require us to register as a VoIP provider, contribute to state USF, assess and remit state and local telecom fees, and pay other surcharges and annual fees that fund various state programs. Where permitted, we may pass these fees and surcharges onto our customers, which may result in our subscriptions becoming more expensive or require us to absorb these costs. Additionally, we are subject to state laws and regulations relating to privacy and data protection, disability access, emergency dialing, wiretapping, outage reporting, AI, and other requirements and regulations. We are subject to climate-related reporting laws, including California requirements for covered companies to report greenhouse gas emissions and climate-related financial risks. Compliance may require new data collection, controls, assurance and public reporting, may increase costs, and could expose us to regulatory action, litigation or reputational harm if our disclosures are or are perceived to be inaccurate, incomplete or inconsistent with our public statements. Failure to comply with any current or future state regulations that apply to our business could result in substantial fines and penalties and could harm our business.
International Regulation
We provide communications services in over forty countries. We are subject to foreign laws and regulations relating to communications, digital services, call authentication, wiretapping, metering and billing, consumer protection, data protection, security, AI, emergency calling, anti-fraud measures, and other requirements. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to provide service in certain markets. Some jurisdictions restrict the resale of certain communications services, which may impact our go-to-market strategy and affect our revenues. The European Accessibility Act and implementing national laws impose accessibility requirements on certain electronic communications services and related customer experiences, which may require product, documentation, support and testing changes and could expose us to enforcement or market-access restrictions. Failure to comply with any current or future foreign laws or regulations that apply to our business, could result in substantial fines and penalties, cause us to have to restructure our product offerings, exit certain markets, or raise the price of our products, and could harm our business.
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
Data protection laws in the U.S. and abroad give consumers and businesses rights to control the processing of personal data, including the right to opt-out of the sale, sharing, or certain uses of their data and to which countries their data may be transferred. In the U.S., we could be subject to enforcement actions if the FTC or state attorneys general have reason to believe we have engaged in unfair or deceptive privacy or data security practices. Sector specific laws applicable to personal health data, including HIPAA, personal data processed on behalf of financial institutions, data about minors, and personal data processed in the course of providing communications services impose compliance costs and create regulatory risks. Omnibus privacy laws abroad and in an increasing number of U.S. states may apply to our processing in those jurisdictions. In addition, many data protection laws outside the United States prohibit or impose burdens on the transfer of personal data to countries, including the U.S., that have been deemed not to provide adequate privacy protections. Our obligations under these laws and regulations may be unclear, compliance can be costly, and penalties for non-compliance can be substantial. Furthermore, if third parties we work with, such as vendors or developers, make misrepresentations, violate applicable laws and regulations or our policies, such misrepresentations and violations have in the past and may in the future also put our users’ data at risk and could in turn have an adverse effect on our business. Increasingly, jurisdictions in which we do business are regulating digital services and emerging technologies such as AI in ways that go beyond traditional privacy and data protection legislation. The impact of this regulatory activity on the overall industry, business models and our operations is uncertain and could result in changed or new operational and administrative costs that could have an adverse effect on our business, financial condition, and results of operations.
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
Regulation of personal information is evolving, and new laws could further impact how we handle personal information and/or could require us to incur additional compliance costs, either or both of which could have an adverse impact on our operations. For example, the Department of Justice Data Security Program, which took effect in April 2025, prohibits or restricts certain transactions that could provide countries of concern or covered persons access to U.S. government-related data or bulk U.S. sensitive personal data, and its diligence, audit, recordkeeping and reporting requirements may require us to assess counterparties and data flows, implement security controls, revise contracts and monitor onward transfers. California regulations effective in 2026 require qualifying businesses to conduct privacy risk assessments and phase in cybersecurity audits, and requirements concerning certain automated decision-making technologies begin in 2027. The European Union Data Act applies to providers of data-processing services, including certain software-as-a-service offerings, and requires contractual transparency, removal of obstacles to switching and data portability, with switching charges scheduled to be eliminated in 2027. These requirements may increase engineering and support costs, constrain contract terms or pricing, make it easier for customers to move to competing services and increase customer turnover. The scope and status of these obligations and restrictions is uncertain, changing, subject to differing interpretations, and may be inconsistent from jurisdiction to jurisdiction. As implementation and enforcement of these existing and new laws and regulations progress, we could experience additional costs associated with increased compliance burdens and contractual obligations, be required to localize certain personal data, and/or be at risk for increased regulatory fines or damages. There are a number of legislative proposals in the United States, at both the federal and state level, and in the EU and more globally, that could impose new obligations in areas such as data processing. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business but may require us to adjust contract terms and technical measures to comply.

Actual or perceived failure by us, our vendors, or our agents to comply with obligations and restrictions related to data privacy, data protection, or security in any jurisdiction in which we operate has in the past and may in the future subject us to lawsuits, including class-action suits, and could subject us to regulatory investigations, substantial fines, sanctions, civil and criminal penalties, damages (including statutory damages), consent decrees, injunctions, adverse publicity, reputational damage, and other losses and liabilities. For example, plaintiffs have become increasingly active in bringing privacy-related and AI claims and class-action suits against companies, including us. Some of these claims or actions allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for very large statutory damages, depending on the volume of data and the number of violations. Further, our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations, and obligations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our subscriptions and reduce overall demand.
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
We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. As of September 30, 2026, our intellectual property portfolio included 512 issued patents, including patents acquired from strategic partnership transactions, which expire between 2026 and 2044. As of September 30, 2026, we also had 84 patent applications pending examination in the U.S. and 27 patent applications pending examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be invalidated or may be circumvented by others. Further, we have in the past and may in the future license some of our patents to third parties and/or “prune” our patent portfolio by not continuing to renew some of our patents in some jurisdictions or may decide to divest some of our patents.
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
As of September 30, 2026, we had $100.0 million principal amount of our 8.500% senior notes due 2030 (the “2030 Senior Notes”) outstanding. As of September 30, 2026, we had no amounts outstanding under our Revolving Credit Facility and $916.9 million principal outstanding under our Term Loan. We drew the remaining $50.0 million of Term Loan commitments in September 2026. Subject to certain conditions, we may borrow up to $305.0 million under our existing Revolving Credit Facility under our Credit Agreement. The $305.0 million Revolving Credit Facility commitments remain available for draw until September 11, 2030, at which time the facility will terminate, and all outstanding revolving loans under the facility and the outstanding Term Loan will be due and payable.
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
On September 11, 2025, we entered into an Amended and Restated Credit Agreement among us, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and as collateral agent (as amended, amended and restated or otherwise modified from time to time, the “Credit Agreement”). The amendment to the Credit Agreement increased the delayed draw Term Loan commitment to $650.0 million and increased the Revolving Credit Facility to $305.0 million. We drew the remaining $50.0 million of Term Loan commitments in September 2026. As of September 30, 2026, we had $916.9 million principal outstanding under our Term Loan and no amounts outstanding under our Revolving Credit Facility.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of September 30, 2026, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may elect to terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the 2030 Senior Notes. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. Refer to Note 5 – Long-Term Debt in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Our Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), has 10 votes per share, and our Class A Common Stock has one vote per share (Class B Common Stock together with our Class A Common Stock, our “common stock”). Additionally, our Series A Convertible Preferred Stock has voting power measured on an as-converted to Class A Common Stock basis. As of September 30, 2026, stockholders who hold shares of Class B Common Stock, including our founders and certain executive officers, their affiliates, and family members, together hold approximately 56% of the voting power of our outstanding capital stock, and our founders, including our Chairman and Chief Executive Officer, together hold a majority of such voting power. As a result, for as long as the dual class structure remains in place, a small number of stockholders who acquired their shares prior to the completion of our initial public offering will continue to have significant influence over the management and affairs of our company and over the outcome of many matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Our board of directors has authorized share repurchase and dividend programs. We plan to fund share repurchases and dividends from our future cash flow generation, as well as from additional potential sources of cash. Under our share repurchase program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. This program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A Common Stock. During the nine months ended September 30, 2026, we repurchased approximately $191.1 million of our Class A Common Stock under this program. In addition, in February 2026, our board of directors initiated a quarterly cash dividend program. The timing and number of any future share repurchases under the share repurchase program, and the specific timing and amount of any dividend payments, if any, under the dividend program will be determined by our management and will depend on a variety of factors, including our results of operations, financial condition, liquidity, capital requirements, stock price, trading volume, and general business and market conditions. Our board of directors will review these programs periodically and may authorize adjustments of their terms, if appropriate. As a result, there can be no guarantee around the timing or volume of any share repurchases or dividend payments. The share repurchase program and dividend payments could affect the price of our Class A Common Stock, increase volatility and diminish our cash reserves. The share repurchase program or dividend payments may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity of our Class A Common Stock for the three months ended September 30, 2026 (in thousands, except per-share amounts):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
Balance as of June 30, 2026				$325,844
July 1, 2026 to July 31, 2026	415,300	$40.89	415,300	308,863
August 1, 2026 to August 31, 2026	—	$—	—	308,863
September 1, 2026 to September 30, 2026	—	$—	—	308,863
Balance as of September 30, 2026	415,300		415,300	$308,863
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
On September 15, 2026, Mahmoud ElAssir, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 10,118 shares of Class A common stock. The number of shares that may be sold under the trading arrangement may also be increased by the number of shares of the company’s Class A common stock, if any (not yet determinable) that are awarded to Mr. ElAssir under the company’s non-employee director compensation program during the term of the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 29, 2028 or earlier if all transactions under the trading arrangement are completed.
On August 21, 2026, Amy Guggenheim Shenkan, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 9,560 shares of Class A common stock (the “August 2026 Trading Plan”). The number of shares that may be sold under the August 2026 Trading Plan may also be increased by the number of shares of the company’s Class A common stock, if any (not yet determinable) that are awarded to Ms. Shenkan under the company’s non-employee director compensation program during the term of the August 2026 Trading Plan. The August 2026 Trading Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The August 2026 Trading Plan goes into effect, with respect to any potential trading activity, following the expiration of Ms. Shenkan’s current 10b5-1 trading arrangement, which was entered into on August 21, 2025 (the “August 2025 Trading Plan”), and the duration of the August 2026 Trading Plan is until October 8, 2027 or earlier if all transactions under the trading arrangement are completed. The August 2026 Trading Plan does not modify or terminate the August 2025 Trading Plan in any respect and the timing of any trading activity under the two plans does not overlap.
On August 14, 2026, Vaibhav Agarwal, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 128,286 shares of Class A common stock (the “August 2026 Trading Plan”). The number of shares that may be sold under the August 2026 Trading Plan may also be increased by the number of shares of Class A common stock, if any (not yet determinable), that are awarded to Mr. Agarwal under the Company’s employee equity bonus and executive equity compensation plans. The number of shares that may be sold under the August 2026 Trading Plan will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The August 2026 Trading Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The August 2026 Trading Plan goes into effect, with respect to any potential trading activity, following the expiration of Mr. Agarwal’s current 10b5-1 trading arrangement, which was entered into on September 15, 2025 (the “September 2025 Trading Plan”), and the duration of the August 2026 Trading Plan is until October 29, 2027 or earlier if all transactions under the trading arrangement are completed. The August 2026 Trading Plan does not modify or terminate the September 2025 Trading Plan in any respect and the timing of any trading activity under the two plans does not overlap.
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

10.1
Third Amendment to Lease, dated July 22, 2026, by and between the Registrant and Harvey E. Chapman, Jr., Trustee of the Harvey E. Chapman, Jr. Living Trust under Trust Agreement dated July 17, 2006, Colleen C. Badell, Trustee of the Colleen C. Badell Living Trust under Trust Agreement dated July 17, 2006, Cynthia Raiser Jeavons, Trustee of The Cynthia Raiser Trust under agreement dated November 14, 2025, Jennifer M. Raiser, Trustee of The Jennifer Magdalene Raiser Trust under agreement dated November 17, 2025, and Phillip H. Raiser, Trustee of The Phillip H. Raiser Trust under agreement dated November 13, 2025, as tenants in common.
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

101
The following financial information from RingCentral Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

RingCentral, Inc.

Date: October 22, 2026	By:	/s/ Vaibhav Agarwal
Vaibhav Agarwal
Chief Financial Officer (Principal Financial Officer)

Date: October 22, 2026	By:	/s/ Tarun Arora
Tarun Arora
Chief Accounting Officer (Principal Accounting Officer)